Form 10-Q
period 1993-11-30
WAUSAU PAPER MILLS CO
filed 1994-01-13
CIK 105076

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended NOVEMBER 30, 1993

                                  or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                    Commission file number 0-7574



                  WAUSAU PAPER MILLS COMPANY
    (Exact name of registrant as specified in its charter)


           ONE CLARK'S ISLAND                      WISCONSIN
              P.O. BOX 1408                 (State of incorporation)
     WAUSAU, WISCONSIN 54402-1408                  39-0690900
(Address of principal executive office)     (I.R.S. Employer
                                             Identification Number)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 715-845-5266


                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X            NO

           The registrant had 20,227,594 (A) shares of no par value common stock outstanding at DECEMBER 31, 1993.

                        THIS DOCUMENT HAS 13 PAGES

                  The Exhibit Index is located on Page 12

(A) Shares prior to four-for-three split to shareholders of record December 27, 1993. On a post-split basis, shares outstanding are 26,969,456 as of January 7, 1994.

               WAUSAU PAPER MILLS COMPANY
                    AND SUBSIDIARIES

                          INDEX

                                                            Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Statements of                 3
                  Income Three Months Ended
                  November 30, 1993 (unaudited) and
                  November 30, 1992 (unaudited)

                  Condensed Consolidated Balance             4
                  Sheets November 30, 1993
                  (unaudited) and August 31, 1993 (derived from audited financial statements).

                  Condensed Consolidated Statements          5
                  of Cash Flows Three Months
                  Ended November 30, 1993 (unaudited) and
                  November 30, 1992 (unaudited)

                  Notes to Condensed Consolidated            6 - 7
                  Financial Statements

         Item 2.  Management's Discussion and                8 - 11
                  Analysis of Financial Condition
                  and Results of Operations


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K           12

             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


CONSOLIDATED STATEMENTS OF INCOME
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands, except per share data - unaudited)      For the Three Months
                                                               Ended November 30

                                                               1993                  1992
                                                         ---------------------------------
NET SALES                                                  $108,731               $94,794
    Cost of products sold                                    82,840                75,808
                                                         ---------------------------------
GROSS PROFIT                                                 25,891                18,986

    Selling, administrative and research expenses             7,426                 6,531
                                                         ---------------------------------

OPERATING PROFIT                                             18,465                12,455

    Interest income                                               8                     9

    Interest expense                                           (553)                 (188)

    Other income                                                 41                    18
                                                         ---------------------------------
EARNINGS BEFORE INCOME TAXES                                 17,961                12,294

    Provision for income taxes                                6,900                 4,487
                                                         ---------------------------------
NET EARNINGS BEFORE CUMULATIVE EFFECT OF

    ACCOUNTING CHANGES                                       11,061                 7,807

Cumulative Effect of Accounting Changes:

    Postretirement benefits (net of income taxes)                                 (15,750)

    Income taxes                                              1,000
                                                         ---------------------------------
NET EARNINGS (LOSS)                                        $ 12,061              $ (7,943)
                                                         =================================

NET EARNINGS PER COMMON SHARE BEFORE

    CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 $   .55               $   .39

     Cumulative effect of account changes                       .05                  (.78)
                                                         ---------------------------------

NET EARNINGS (LOSS) PER COMMON SHARE                        $   .60               $  (.39)
                                                         =================================

WEIGHTED AVERAGE NUMBER OF SHARES                        20,219,490            20,206,201
                                                         =================================

CONSOLIDATED BALANCE SHEETS
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands)                                      November 30         August 31
                                                                  1993*             1993*
                                                            -----------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $   1,620         $   2,624

    Accounts and notes receivable                                31,284            30,937

    Inventories                                                  58,343            59,659

    Other current assets                                          5,466             5,701
                                                              ---------------------------
Total current assets                                             96,713            98,921
                                                              ---------------------------
Property, plant and equipment                                   227,505           221,839

Other assets                                                      8,958             8,823
                                                              ---------------------------
TOTAL ASSETS                                                  $ 333,176         $ 329,583
                                                              ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                      $     504         $     504

    Accounts payable                                             16,754            18,833

    Accrued and other liabilities                                20,044            20,543

    Accrued income taxes                                          5,633             2,034
                                                              ---------------------------
Total current liabilities                                        42,935            41,914
                                                              ---------------------------

LONG-TERM LIABILITIES

    Long-term debt                                               32,086            42,712

    Deferred income taxes                                        28,629            28,220

    Other liabilities                                            34,182            33,598
                                                              ---------------------------
Total long-term liabilities                                      94,897           104,530
                                                              ---------------------------
Total shareholders' equity                                      195,344           183,139
                                                              ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 333,176         $ 329,583
                                                              ===========================

*The consolidated balance sheet at November 30, 1993 is unaudited.  The August 31, 1993 consolidated balance sheet is derived from audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
                                                                For the Three Months
(Dollars in thousands - unaudited)                                Ended November 30
                                                              1993             1992
                                                           --------------------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows From Operating Activities:
    Net earnings (loss)                                     $ 12,061        $ (7,943)
                                                           --------------------------
Adjustments to reconcile net earnings to net cash
 provided by operating activities:

    Provision for depreciation, depletion
      and amortization                                         4,553           3,623

    Provision for postretirement benefits other
      than pensions                                              487          25,365

    Deferred income taxes                                        312          (8,513)

    Changes in operating assets and liabilities:
    Receivables                                                 (347)            691
    Inventories                                                1,316           1,284
    Other assets                                                 302             133
    Accounts payable and other liabilities                      (738)         (2,892)
    Accrued income taxes                                       3,599           1,602
                                                           --------------------------
Total adjustments                                              9,484          21,293
                                                           --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     21,545          13,350
                                                           --------------------------
Cash Flows From Investing Activities:

    Capital expenditures                                     (10,535)         (8,256)
    Proceeds from property, plant and
      equipment disposals                                         28              32
                                                           --------------------------
NET CASH USED IN INVESTING ACTIVITIES                        (10,507)         (8,224)
                                                           --------------------------
Cash Flows From Financing Activities:
    Repayments under revolving credit facility               (10,500)         (3,500)

    Repayment of long-term debt                                 (126)            (74)

    Dividends paid                                            (1,416)         (1,288)

    Proceeds from sale of treasury stock                                          22
                                                           --------------------------
NET CASH USED IN FINANCING ACTIVITIES                        (12,042)         (4,840)
                                                           --------------------------
Net increase (decrease) in cash and cash equivalents          (1,004)            286

Cash and cash equivalents at beginning of year                 2,624           1,984
                                                           --------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                $   1,620       $   2,270
                                                           ==========================

Supplemental Information:
    Interest paid (net of amount capitalized)              $    (526)      $    (196)
    Income taxes paid                                         (1,986)         (2,147)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: The accompanying unaudited financial statements include all adjustments, which are all normal and recurring in nature except as referenced in Note 2, and, in the opinion of management, present fairly the condensed results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the 1993 Annual Report for the Company's accounting policies which are pertinent to these statements.

Note 2: The Company adopted Statement of Financial Accounting Standard (SFAS) 109, "Accounting for Income Taxes" in the quarter ended November 30, 1993. Results for the quarter ended November 30, 1992 reflect the retroactive adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Note 3: Selling, administrative and research expenses include stock appreciation rights and stock option expenses of $267,000 or $.01 per share for the quarter ended November 30, 1993 and $1,873,000 or $.06 per share for the quarter ended November 30, 1992.

Note 4: All shares and per share data have been restated to reflect the four-for-three stock split to shareholders of record as of December 30, 1992.

Note 5:  Accounts receivable consisted of the following:

                                                NOVEMBER 30, 1993    AUGUST 31, 1993
                                                -----------------    ---------------

         Customer Accounts                            $33,721,000        $32,528,000
         Misc. Notes and Accounts Receivable            1,659,000          2,075,000
                                                        ---------          ---------
                                                      $35,380,000        $34,603,000

         Less:  Allowance for
         Discounts, Doubtful
         Accounts and Pending Credits                   4,096,000          3,666,000
                                                        ---------          ---------

         Net Receivables                              $31,284,000        $30,937,000
                                                      -----------        -----------

Note 6:  The various components of inventories were as follows:
                                      NOVEMBER 30, 1993   AUGUST 31, 1993
                                      -----------------   ---------------

          Raw Materials and Supplies    $33,408,000          $31,690,000

          Work in Process
          and Finished Goods             31,899,000           34,933,000
                                         ----------           ----------

                                        $65,307,000          $66,623,000

          Less:  LIFO Reserve             6,964,000            6,964,000
                                          ---------            ---------
          Net Inventories               $58,343,000          $59,659,000
                                        -----------          -----------

Note 7: The accumulated depreciation on fixed assets was $121,386,000 as of November 30, 1993 and $117,308,000 as of
         August 31, 1993.

Note 8:  A summary of Long Term Debt is as follows:
                                        NOVEMBER 30, 1993       AUGUST 31, 1993
                                        -----------------       ---------------

          Bonds, Mortgages and Similar      $31,500,000           $42,000,000
          Debt

          Capitalized Leases                    586,000               712,000
                                                -------               -------
          Total Long Term Debt              $32,086,000           $42,712,000
                                            -----------           -----------

Note 9:  Dividends per share were as follows:
                  THREE MONTHS ENDING

         NOVEMBER 30, 1993       NOVEMBER 30, 1992
         -----------------       -----------------
               $.00*                   $.00*

* The company's Board of Directors meeting schedule did not result in the declaration of a cash dividend in the three months ended
  November 30, 1993 or 1992.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONs

RESULTS OF OPERATIONS

Net Sales

Record net sales and shipments were recorded for the three months ended November 30, 1993. For the quarter, net sales were $108,731,000 up 14.7% from net sales of $94,794,000 reported for the first quarter of fiscal 1993. Shipments of 90,600 tons exceeded last year's first quarter by 20.0%.

Shipments of the company's printing and writing grades, manufactured at the Printing and Writing Division, were ahead of the first quarter of fiscal 1993 by 30%. Demand for printing and writing products remained strong, allowing full production on one of the two paper machines at the Groveton mill and full operation at the Brokaw mill. Order backlogs for the Printing and Writing Division's products are up slightly for the quarter and are higher than the backlogs from last year's first quarter due primarily to the added capacity of the Groveton mill which was purchased on April 1, 1993.

In the first quarter of fiscal 1994, shipments of specialty technical grades produced at the Rhinelander Division improved by 1.7%. Some downtime was taken during the quarter on Rhinelander's two smaller paper machines due to isolated weakness in certain product segments. Order backlog decreased slightly during the quarter, but is at normal levels for the end of the first quarter. Total shipments at Rhinelander increased 6.7% in the three months ended November 30, 1993 compared to the same period a year ago.

Gross Profit

Gross profit was $25,891,000 for the first quarter of fiscal 1994, or 23.8% of net sales. For the first quarter of fiscal 1993, gross profit was $18,986,000 or 20.0% of net sales. Slightly lower selling prices due to mix changes and price reductions for certain product segments were more than offset by lower raw material costs and increased production levels.

Production of printing and writing products from the Brokaw and Groveton mills for the quarter exceeded the first quarter of fiscal 1993 by 28.9%. Last year's first quarter did not include production from the Groveton mill which was purchased on April 1, 1993. Finished goods inventory at the Printing and Writing Division declined during the quarter as a result of strong shipments. The inventory decline was greater than was experienced in the first quarter of fiscal 1993 due to higher shipments.

Despite some downtime taken on the smaller machines to keep inventory at appropriate levels, paper production increased 0.5% at Rhinelander during the first quarter of fiscal 1994 compared to the same period a year ago. There was little change in Rhinelander's finished goods inventory during the quarter compared to an inventory increase which occurred during the first quarter of fiscal 1993.

Selling, Administrative and Research Expenses

Selling, administrative and research expenses were $7,426,000 for the quarter ended November 30, 1993 compared to $6,531,000 for the comparable quarter a year ago. Expense of $267,000 from stock appreciation rights and stock option adjustments was recorded in the first quarter of fiscal 1994 compared to expenses of $1,873,000 recorded in last year's first quarter. Higher marketing and administrative costs in the first quarter of fiscal 1994 are attributable primarily to the addition of administrative functions at the Groveton mill which was acquired on April 1, 1993. In addition, increased advertising and staffing costs to promote new product offerings and market the increased capacity in the Printing and Writing Division also contributed to the increase as well as higher professional fees and incentive plan expenses.

Interest Income and Expense

Interest income of $8,000 and interest expense of $553,000 were recorded for the three months ended November 30, 1993. This compares to interest income of $9,000 and interest expense of $188,000 for the same period last year. Higher interest expense in the first quarter of fiscal 1994 is the result of the purchase of manufacturing facilities in Groveton, New Hampshire, which was financed through additional debt.

Income Taxes

In the first quarter of fiscal 1994, the income tax provision before the cumulative effect of an accounting change was $6,900,000, for an effective tax rate of 38.4%. The effective tax rate for the first quarter last year was 36.5%. The higher tax rate is the result of a 1% increase in corporate federal tax rates enacted in August, 1993. Last year's first quarter rate was favorably impacted by state tax credit carryforwards.

The company adopted Statement of Financial Accounting Standard
(SFAS) 109, "Accounting for Income Taxes" in the quarter ended
November 30, 1993. This resulted in a one-time $1,000,000 cumulative reduction in the net deferred tax liability.

Net Earnings

Net earnings for the three months ended November 30, 1993 were $11,061,000 or $.55 per share before the cumulative effect of the SFAS 109 accounting change. Net earnings for the first quarter of fiscal 1993 were $7,807,000 or $.39 per share before the cumulative effect of the retroactive adoption of SFAS 106 "Employers' Accounting for Postretirment Benefits Other Than Pensions". After including the impact of these accounting changes, net earnings for the first quarter of fiscal 1994 were $12,061,000 or $.60 per share, compared to a loss of $7,943,000 or $.39 per share in the prior year's first quarter.

CAPITAL RESOURCES AND LIQUIDITY

Cash Provided by Operations

Cash provided by operations was $21,545,000 for the first quarter of fiscal 1994 compared to $13,350,000 during the first quarter of fiscal 1993. The improvement in operating cash flow is primarily the result of higher sales and reduced unit costs. Working capital decreased slightly in the first quarter of fiscal 1994 and 1993, reflecting reduced inventories.

Capital Expenditures

Capital expenditures were $10,535,000 during the first three months of fiscal 1994 compared to $8,256,000 for the same period a year ago. At Brokaw, construction is continuing on the new power boiler and feedwater system, with completion planned for late calendar 1994. At Groveton, a color measurement system is being installed, which will reduce grade change time and enhance color control capabilities needed to manufacture deeply colored sheets. At Rhinelander, work is underway on drying and other improvements for No. 9 paper machine to increase capacity and improve quality.

Capital investments totalling nearly $7.5 million were approved by the Board of Directors during the first quarter of fiscal 1994. Most of the funds will be used to increase capacity, improve quality and reduce costs at the Brokaw and Groveton mills. A dye storage system and delivery system was approved for Groveton, which will give the mill color production capability equal to the Brokaw mill. A new machine chest for No. 6 paper machine was also approved for Groveton. At Brokaw, several projects were approved, including a new water marking system for No. 4 paper machine to improve quality and increase production, and a new sizing system which will reduce operating costs.

On December 13, 1993, the Board of Directors approved over $16 million in capital projects for the Rhinelander mill. Most of the funds will be for a new silicone coater capable of processing 15,000 tons of Rhinelander's annual production into coated "release" papers for the pressure sensitive label industry. Also included in these funds are more than $1 million of improvements to Rhinelander's
No. 6 paper machine, which produces mostly packaging grades.

Planned capital expenditures on existing facilities total over $50 million for fiscal 1994.

Financing

Long-term debt decreased $10.6 million in the first quarter to $32,086,000 at November 30, 1993. The remaining debt was primarily notes to Prudential Insurance Company of America and its subsidiaries, which were issued in June, 1993.

On November 30, 1993, the company also had $1,500,000 outstanding in commercial paper at an effective rate of 3.38%.

In November, 1993, the company decreased its revolving credit facility from $65,000,000 to $35,000,000. The amendment to the revolving credit agreement with the company's two banks contains substantially the same terms as previously were in effect. There were no borrowings under the $35,000,000 revolving credit agreement at November 30, 1993.

Cash provided by operations, the private placement notes with Prudential, commercial paper and the revolving credit agreement are expected to fund the company's planned fiscal 1994 capital expenditure requirements. The company believes that sufficient amounts of capital resources are available to achieve both short-term and long-term goals.

Dividends

On December 13, 1993, the Board of Directors declared a four-for-three stock split and a 14.3% increase in the quarterly cash dividend, from $.0525 to $.06 per share on a new share basis. Both the dividend increase and stock split are payable January 7, 1994 to shareholders of record as of December 27, 1993. Any fractional shares resulting from the stock split will be paid in cash, based on the closing price of the stock on the record date.

               PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  None

         (b)  Reports on form 8-K:  None

                    S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WAUSAU PAPER MILLS COMPANY
                             Registrant


Date: January 7, 1994        By: Steven A. Schmidt
                                 Steven A. Schmidt
                             Vice President Finance, Secretary and
                             Treasurer

                             (Principal Financial Officer)