Form 10-Q
period 1994-02-28
WAUSAU PAPER MILLS CO
filed 1994-04-14
CIK 105076

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

   (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended FEBRUARY 28, 1994

                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


          For the transition period from __________ to __________


                   Commission file number:  0-7574

                      WAUSAU PAPER MILLS COMPANY
          (Exact name of registrant as specified in charter)


              WISCONSIN                          39-0690900
     (State of incorporation)   (I.R.S Employer Identification Number)


                         ONE CLARK'S ISLAND
                            P.O. BOX 1408
                    WAUSAU, WISCONSIN 54402-1408
             (Address of principal executive office)


     Registrant's telephone number, including area code: 715-845-5266


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X       No


The number of common shares outstanding at March 31, 1994 was 26,973,956

                 WAUSAU PAPER MILLS COMPANY
                      AND SUBSIDIARIES

                            INDEX


                                                          PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Statements of              1
                  Income Three and Six Months Ended
                  February 28, 1994 (unaudited) and
                  February 28, 1993 (unaudited)

                  Condensed Consolidated Balance          2
                  Sheets February 28, 1994
                  (unaudited) and August 31, 1993
                  (derived from audited financial
                  statements)

                  Condensed Consolidated Statements       3
                  of Cash Flows Six Months
                  Ended February 28, 1994 (unaudited) and
                  February 28, 1993 (unaudited)

                  Notes to Condensed Consolidated         4 - 6
                  Financial Statements

         Item 2.  Management's Discussion and             6 - 9
                  Analysis of Financial Condition
                  and Results of Operations


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                        10

         Item 6.  Exhibits and Reports on Form 8-K        10

               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

CONSOLIDATED STATEMENTS OF INCOME
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands,                 For the Three Months      For the Six
Months
except per share data - unaudited)      Ended February 28         Ended
February 28

                                        1994         1993         1994
1993

- --------------------------------------------------

NET SALES                           $ 97,709     $ 87,269     $206,440
$182,063
  Cost of products sold               74,879       69,342      157,719
145,150

- --------------------------------------------------
GROSS PROFIT                          22,830       17,927       48,721
36,913
  Selling, administrative
    and research expenses              7,495        4,594       14,921
11,125

- --------------------------------------------------
OPERATING PROFIT                      15,335       13,333       33,800
25,788

  Interest income                         26           11           34
 20
  Interest expense                      (503)        (203)      (1,056)
(391)
  Other income (expense)                (144)          64         (103)
 82

- --------------------------------------------------
EARNINGS BEFORE INCOME TAXES          14,714       13,205       32,675
25,499
  Provision for income taxes           5,600        4,900       12,500
9,387

EARNINGS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES         9,114        8,305       20,175
16,112
Cumulative Effect of Accounting
  Changes:
  Postretirement benefits (net of
    income taxes)
(15,750)
  Income taxes                                                   1,000

- --------------------------------------------------
NET EARNINGS                        $  9,114     $  8,305     $ 21,175     $
362

==================================================
EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                           $    .34     $    .31     $    .75     $
.60
   Cumulative effect of account
     changes                                                       .04
(.59)

- --------------------------------------------------
NET EARNINGS PER COMMON SHARE       $    .34     $    .31     $    .79     $
.01

==================================================
WEIGHTED AVERAGE NUMBER OF SHARES 26,968,955   26,946,207   26,963,775
26,943,555

==================================================

- -------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Wausau Paper Mills Company and Subsidiaries
- -------------------------------------------------------------------
(Dollars in thousands)                  February 28     August 31
- -------------------------------------------------------------------
                                           1994*           1993*
                                      -----------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $  5,191      $  2,624
  Accounts and notes receivable             31,305        30,937
  Inventories                               61,922        59,659
  Other current assets                       5,636         5,701
                                      -----------------------------
Total current assets                       104,054        98,921
                                      -----------------------------
Property, plant and equipment              230,407       221,839
Other assets                                 9,203         8,823
TOTAL ASSETS                              $343,664      $329,583
                                      =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt   $     504      $    504
  Accounts payable                          17,748        18,833
  Accrued and other liabilities             22,021        20,543
  Accrued income taxes                         190         2,034
                                      -----------------------------
Total current liabilities                   40,463        41,914
                                      -----------------------------
LONG-TERM LIABILITIES
  Long-term debt                            36,960        42,712
  Deferred income taxes                     30,058        28,220
  Other liabilities                         34,788        33,598
                                      -----------------------------
Total long-term liabilities                101,806       104,530
                                      -----------------------------
Total shareholders' equity                 201,395       183,139
                                      -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $343,664      $329,583
                                      =============================

* The consolidated balance sheet at February 28, 1994 is unaudited. The August 31, 1993 consolidated balance sheet is derived from audited financial statements.

- -------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
- -------------------------------------------------------------------
                                                                 For the Six
Months
(Dollars in thousands - unaudited)                                Ended
February 28
- ------------------------------------------------------------------------------
- ------
                                                                 1994
1993
Cash Flows From Operating Activities:
  Net earnings                                               $ 21,175      $
362

- ------------------------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for depreciation, depletion
      and amortization                                          8,652
7,384
    Provision for postretirement benefits other
      than pensions                                               973
25,730
    Deferred income taxes                                       1,629
(7,556)
    Changes in operating assets and liabilities:
    Receivables                                                  (368)
975
    Inventories                                                (2,263)
(3,146)
    Other assets                                                 (149)
 26
    Accounts payable and other liabilities                      2,038
(4,793)
    Accrued income taxes                                       (1,844)
(1,438)

- ------------------------
Total adjustments                                               8,668
17,182

- ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      29,843
17,544

- ------------------------
Cash Flows From Investing Activities:
  Capital expenditures                                        (19,100)
(17,559)
  Proceeds from property, plant and
    equipment disposals                                           604
 31

- ------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (18,496)
(17,528)

- ------------------------
Cash Flows From Financing Activities:
  Borrowings (repayments) under revolving credit facility      (5,500)
4,500
  Repayment of long-term debt                                    (252)
(16)
  Dividends paid                                               (3,060)
(2,729)
  Proceeds from sale of treasury stock                             32
 22

- ------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (8,780)
1,777

- ------------------------
Net increase in cash and cash equivalents                       2,567
1,793
Cash and cash equivalents at beginning of year                  2,624
1,984

- ------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                  $  5,191      $
3,777

========================

Supplemental Information:
  Interest paid (net of amount capitalized)                  $ (1,053)     $
(384)
  Income taxes paid                                           (11,714)
(9,131)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The accompanying unaudited financial statements include all adjustments, which are all normal and recurring in nature except as referenced in Note 2, and, in the opinion of management, present fairly the condensed results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the Annual Report on Form 10-K for the year ended August 31, 1993 for the Company's accounting policies which are pertinent to these statements.

Note 2: The company adopted Statement of Financial Accounting Standard (SFAS) 109, "Accounting for Income Taxes" in the quarter ended November 30, 1993. Results for the periods ended February 28, 1993 reflect the retroactive adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Note 3: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option expenses of $565,000 or $.01 per share for the quarter ended February 28, 1994 and income of $705,000 or $.02 per share for the quarter ended February 28, 1993. For the six months ended February 28, SARs and stock option expenses were $832,000 or $.02 per share for 1994 and $1,168,000 or $.03 per share for 1993.

Note 4: All shares and per share data have been restated to reflect the four-for-three stock split to shareholders of record as of December 27, 1993.

Note 5:     Accounts receivable consisted of the following:
                               FEBRUARY 28, 1994    AUGUST 31, 1993
                               -----------------    ---------------
        Customer Accounts            $34,462,000        $32,528,000
        Misc. Notes and Accounts
        Receivable                     1,208,000          2,075,000
                                      ----------         ----------
                                     $35,670,000        $34,603,000

        Less:  Allowance for
        Discounts, Doubtful
        Accounts and Pending Credits   4,365,000          3,666,000
                                      ----------         ----------

        Net Receivables              $31,305,000        $30,937,000
                                     -----------        -----------

Note 6:     The various components of inventories were as follows:
                               FEBRUARY 28, 1994    AUGUST 31, 1993
                               -----------------    ---------------
     Raw Materials and Supplies      $32,702,000        $31,690,000
     Work in Process
     and Finished Goods               36,132,000         34,933,000
                                      ----------         ----------
                                     $68,834,000        $66,623,000

     Less:  LIFO Reserve               6,912,000          6,964,000
                                      ----------         ----------
     Net Inventories                 $61,922,000        $59,659,000
                                     -----------        -----------

Note 7: The accumulated depreciation on fixed assets was $124,344,000 as of February 28, 1994 and $117,308,000 as
            of August 31, 1993.

Note 8:     A summary of long-term debt is as follows:
                              FEBRUARY 28, 1994     AUGUST 31, 1993
                              -----------------     ---------------
     Bonds, Mortgages and
     Similar Debt                   $36,500,000         $42,000,000

     Capitalized Leases                 460,000             712,000
                                        -------             -------
     Total Long Term Debt           $36,960,000         $42,712,000
                                    -----------         -----------

Note 9:     Dividends per share were as follows:
            THREE MONTHS ENDING                     SIX MONTHS ENDING
            -------------------                     -----------------
   FEBRUARY 28, 1994  FEBRUARY 28, 1993   FEBRUARY 28, 1994  FEBRUARY 28, 1993
   -----------------  -----------------   -----------------  -----------------
         $.12*             $.1050**             $.12*             $.1050**

* The company's Board of Directors meeting schedule resulted in the declaration of cash dividends of $.12 and $.1050 per share in the three months ended February 28, 1994 and February 28, 1993, respectively.

** Per share dividends have been restated to reflect the four-for-three stock split to shareholders of record as of December 27, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net Sales

Record second quarter net sales and shipments were recorded for the three months ended February 28, 1994. Net sales for the quarter were $97,709,000, up 12.0% from net sales of $87,269,000 reported for the second quarter of fiscal 1993. Second quarter shipments of 81,900 tons exceeded last year's level by 15.6%. For the six months ended February 28, 1994, net sales and shipments were also at record levels. Net sales of $206,440,000 on shipments of 172,500 tons for the first half of fiscal 1994 were up 13.4% and 17.9%, respectively, compared to the same period a year ago.

Shipments of the company's printing and writing grades, manufactured at the Brokaw and Groveton mills, exceeded second quarter fiscal 1993 shipments by 20.3%. Last year's second quarter did not include shipments from the Groveton mill, which was purchased on April 1, 1993. Despite severe weather conditions which reduced order activity, demand for printing and writing products was sufficiently strong to allow full production on one of the two paper machines at the Groveton mill along with full production at the Brokaw mill. Order backlogs for the Printing and Writing Division were down slightly for the quarter but were higher than backlogs a year ago as a result of the added marketing opportunities associated with the addition of the Groveton mill. Shipments for the first six months of fiscal 1994 were 25.2% higher compared to the same period last year.

During the second quarter of fiscal 1994, shipments at Rhinelander increased 9.8% compared to the same period a year ago. Overall demand was strong during the quarter, supporting full production on all four paper machines. Order backlogs at the end of the quarter remained strong. Year-to-date shipments were up 8.3% over the first six months of fiscal 1993.

Gross Profit

Gross profit was $22,830,000 or 23.4% of net sales for the second quarter of fiscal 1994. For the second quarter of fiscal 1993, gross profit was $17,927,000 or 20.5% of net sales. The improvement in gross profit margin was the result of lower raw material costs and higher production levels, which offset slightly lower selling prices due to mix changes and price reductions. Purchased pulp costs rose moderately during the past quarter. Major pulp producers announced additional price increases for the third fiscal quarter. If the general trend of the company's business continues to improve, management expects to raise selling prices in many of its product lines during the balance of fiscal 1994. Both Rhinelander and the Printing and Writing Division have announced price increases for the third fiscal quarter for certain grade lines. For the first six months of fiscal 1994, gross profit was $48,721,000 or 23.6% of net sales. For the six months ended February 28, 1993, gross profit was $36,913,000 or 20.3% of net sales.

At the Printing and Writing Division, second quarter production from the Brokaw and Groveton mills exceeded the second quarter of fiscal 1993 by 38.0%. Last year's second quarter did not include the production capacity from the Groveton mill which was purchased on April 1, 1993. Brokaw's production alone was up 5% over the prior year's second quarter. The strong production and reduced order activity due to severe weather conditions resulted in a higher than normal inventory increase during the quarter.

At the Rhinelander Division, production increased 9.9% during the second quarter of fiscal 1994 compared to last year's second quarter as a result of the completion of several capital improvements over the past year. Finished paper inventories declined slightly during the second quarter of fiscal 1994.

Selling, Administrative and Research Expenses

For the quarter ended February 28, 1994, selling, administrative and research expenses were $7,495,000 compared to $4,594,000 for the second quarter of fiscal 1993. Expense of $565,000 from stock appreciation rights and stock option adjustments was recorded in the second quarter of fiscal 1994 compared to income of $705,000 for the comparable quarter a year ago. Higher marketing and administrative costs in the second quarter of fiscal 1994 were primarily attributable to the addition of the Groveton mill which was acquired on April 1, 1993. Increased advertising and staffing costs to promote new product offerings and market the increased capacity of the Printing and Writing Division also contributed to the increase.

For the first six months of fiscal 1994, selling, administration and research expenses were $14,921,000 compared to $11,125,000 for the comparable fiscal 1993 period. Higher expenses in the current year are a result of the addition of the Groveton mill and increased marketing, professional fees and incentive plan costs.

Interest Income and Expense

Interest income of $26,000 and interest expense of $503,000 were recorded for the three months ended
February 28, 1994. For the second quarter of fiscal 1993, interest income was $11,000 and interest expense was $203,000. Higher interest expense in the second quarter of fiscal 1994 is the result of additional debt incurred from the purchase of manufacturing facilities in Groveton, New Hampshire on April 1, 1993.

For the first six months of fiscal 1994, interest income was $34,000 and interest expense was $1,056,000. For the same period last year, interest income was $20,000 and interest expense was $391,000. The additional debt from the purchase of manufacturing facilities in Groveton, New Hampshire accounts for the higher interest expense in fiscal 1994.

Income Taxes

In the second quarter of fiscal 1994, the income tax provision was $5,600,000 for an effective tax rate of 38.1%. The effective rate for the second quarter of fiscal 1993 was 37.1%. The income tax provision for the first six months of fiscal 1994, before the cumulative effect of an accounting change, was $12,500,000, for an effective tax rate of 38.3% compared to an effective rate of 36.8% for the first half of fiscal 1993. The higher tax rate is primarily the result of a 1% increase in corporate federal tax rates enacted in August, 1993.

      The company adopted Statement of Financial Accounting Standard
(SFAS) 109, "Accounting for Income Taxes" in the quarter ended
November 30, 1993. This resulted in a one-time $1,000,000 cumulative reduction in the net deferred tax liability.

Net Earnings

Record second quarter net earnings of $9,114,000 were recorded for the three months ended February 28, 1994 or $.34 per share. Second quarter 1992 net earnings were $8,305,000 or $.31 per share.

For the six months ended February 28, 1994 net earnings were $20,175,000 or $.75 per share before the cumulative effect of the SFAS 109 accounting change. Net earnings for the first six months of fiscal 1993 were $16,112,000 or $.60 per share before the cumulative effect of the retroactive adoption of SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". After including the impact of these accounting changes, net earnings for the six months ended February 28 were $21,175,000 or $.79 per share for fiscal 1994, compared to $362,000 or $.01 per share for fiscal 1993.

CAPITAL RESOURCES AND LIQUIDITY

Cash Provided by Operations

Cash provided by operations in the second quarter of fiscal 1994 was $8,298,000 compared to $4,194,000 for the same period in fiscal 1993. The improvement in operating cash flow is primarily the result of increased sales, reduced unit costs and a smaller increase in working capital due to higher accounts payable and other accrued liabilities. For the six months ended February 28, 1994, cash provided by operations was $29,843,000 compared to $17,544,000 for the same period a year ago. Higher shipments and lower unit costs in fiscal 1994 and a greater increase in working capital in fiscal 1993 account for the improvement in operating cash flow.

Capital Expenditures

Capital expenditures were $8,565,000 during the second quarter of fiscal 1994 compared to $9,303,000 for the same period last year. For the six months ended February 28, 1994, capital expenditures totalled $19,100,000 compared to $17,559,000 during the first six months of fiscal 1993.

Capital expenditure estimates for fiscal 1994 have been revised to approximately $46 million from over $50 million previously. The rate of capital spending is expected to increase in the second half of fiscal 1994 as work proceeds on several major capital projects including the new coater at Rhinelander, two machine rebuilds and a new boiler and feedwater system at the Brokaw mill and a color system at the Groveton mill.

Rhinelander Cogeneration Project

In August, 1993, the Company signed a contract with Wisconsin Public Service Corporation (WPS) under which WPS would own, operate and fund a new high-efficiency power plant and sell steam to the Company's Rhinelander mill. Construction of the plant requires approval the by Wisconsin Public Service Commission (the
"Commission").

The Commission has requested proposals from electrical generation developers and utilities for satisfying the projected demand for additional electrical energy in the state. These proposals for alternative electrical generation projects will compete with the proposed WPS Rhinelander plant for Commission approval. If the proposed WPS Rhinelander plan receives regulatory approval, it is anticipated that the project would be completed and that steam would be available to the Company's Rhinelander mill in fiscal 1998.

Financing

Long-term debt increased $4.9 million in the second quarter to $36,960,000 at February 28, 1994. The company's debt is primarily notes to Prudential Insurance Company of America and its subsidiaries which were issued in June, 1993 at a fixed rate of 6.03%. Effective interest rates on credit agreement borrowings at February 28, 1994 ranged from 3.51% to 3.77%. On February 28, 1994, the company also had $1,500,000 outstanding in commercial paper at an effective rate of 3.46%.

Cash provided by operations, the private placement notes with Prudential, commercial paper and the revolving credit agreement are expected to fund the company's planned capital expenditure requirements for fiscal 1994. The company believes that sufficient amounts of capital resources are available to achieve both short-term and long-term goals.

Dividends

On December 13, 1993, the Board of Directors declared a four-for-three stock split issued January 7, 1994 to shareholders of record as of December 27, 1993. Any fractional shares resulting from the stock split were paid in cash, based on the closing price of the stock on the record date. Also on December 13, 1993, the Board of Directors declared a cash dividend of $.06 per share on the shares outstanding after effecting the four-for-three stock split. The cash dividend was also paid January 7, 1994 to shareholders of record on December 27, 1993.

The Board of Directors at the February 16, 1994 meeting declared a quarterly cash dividend of $.06 per share payable April 1, 1994 to shareholders of record on March 11, 1994.

                    PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The annual meeting of shareholders of the Company was held on December 13, 1993.

The matters voted upon, including the number of votes cast for, again or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:
             MATTER                                      SHARES

Broker
                                        For      Against  Withheld  Abstain
Non-Vote
     1. Election of Director
     (a) Stanley F. Staples, Jr.     18,156,509    N/A    156,563     N/A
0
                                     ----------    ---    -------     ---
- -

     2. Approval of appointment of
        independent auditors for year
        ending August 31, 1994       18,248,941  13,810     N/A      50,321
0
                                     ----------  ------     ---      ------
- -

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



Date:  April 12, 1994