Form 10-Q
period 1994-05-31
WAUSAU PAPER MILLS CO
filed 1994-07-13
CIK 105076

FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MAY 31, 1994

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _________ to _________


                 Commission file number: 0-7574

                   WAUSAU PAPER MILLS COMPANY
       (Exact name of registrant as specified in charter)


       WISCONSIN                          39-0690900
(State of incorporation)    (I.R.S. Employer Identification Number)

                     ONE CLARK'S ISLAND
                        P.O. BOX 1408
               WAUSAU, WISCONSIN  54402-1408
          (Address of principal executive office)


Registrant's telephone number, including area code:  715-845-5266


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No _______
                                  -------
The number of common shares outstanding at June 30, 1994 was
26,873,956

                 WAUSAU PAPER MILLS COMPANY
                      AND SUBSIDIARIES

                            INDEX


                                                            Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Consolidated Statements of                1
                   Income Three and Nine Months Ended
                   May 31, 1994 (unaudited) and
                   May 31, 1993 (unaudited)

                   Condensed Consolidated Balance            2
                   Sheets May 31, 1994 (unaudited)
                   and August 31, 1993 (derived from audited financial statements)

                   Condensed Consolidated Statements         3
                   of Cash Flows Nine Months
                   Ended May 31, 1994 (unaudited) and
                   May 31, 1993 (unaudited)

                   Notes to Condensed Consolidated           4 - 5
                   Financial Statements

         Item 2.   Management's Discussion and               6 - 9
                   Analysis of Financial Condition
                   and Results of Operations


PART II.  OTHER INFORMATION

         Item 5.     Other Information                       10

         Item 6.     Exhibits and Reports on Form 8-K        10

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

CONSOLIDATED STATEMENTS OF INCOME
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands,
except per share data - unaudited)           For the Three Months        For the Nine Months
                                                     Ended May 31               Ended May 31
                                               1994          1993          1994         1993
                                      -------------------------------------------------------
NET SALES                                  $108,709      $100,268      $315,149     $282,331
  Cost of products sold                      82,296        74,935       240,015      220,085
                                      -------------------------------------------------------
GROSS PROFIT                                 26,413        25,333        75,134       62,246
  Selling, administrative
    and research expenses                     5,665         6,527        20,586       17,652
                                      -------------------------------------------------------
OPERATING PROFIT                             20,748        18,806        54,548       44,594
  Interest income                                21             4            55           24
  Interest expense                             (443)         (321)       (1,499)        (712)
  Other income (expense)                        (10)          (61)         (113)          21
                                      -------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                 20,316        18,428        52,991       43,927
  Provision for income taxes                  7,800         6,845        20,300       16,232
                                      -------------------------------------------------------
EARNINGS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES               12,516        11,583        32,691       27,695

CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
  Postretirement benefits                                                            (15,750)
     (net of income taxes)
  Income taxes                                                            1,000
                                      -------------------------------------------------------
NET EARNINGS                              $  12,516     $  11,583     $  33,691    $  11,945
                                      ======================================================

EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES $     .46     $     .43     $    1.21    $    1.03
     Cumulative effect of account changes                                   .04         (.59)
                                      -------------------------------------------------------
NET EARNINGS PER COMMON SHARE             $     .46     $     .43     $    1.25    $     .44
                                      =======================================================
WEIGHTED AVERAGE NUMBER OF SHARES        26,930,478    26,951,134    26,952,554   26,946,109
                                      =======================================================

- - --------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Wausau Paper Mills Company and Subsidiaries
- - --------------------------------------------------------------------------------------------
(Dollars in thousands)                                  May 31                 August 31
                                                 -------------------------------------------
                                                         1994*                     1993*
                                                 -------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   2,635                 $   2,624
  Accounts and notes receivable                         32,370                    30,937
  Inventories                                           60,310                    59,659
  Other current assets                                   5,974                     5,701
                                                 -------------------------------------------
Total current assets                                   101,289                    98,921
                                                 -------------------------------------------
Property, plant and equipment                          238,327                   221,839
Other assets                                             8,652                     8,823
                                                 -------------------------------------------
TOTAL ASSETS                                          $348,268                  $329,583
                                                 ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                $    509                  $    504
  Accounts payable                                      17,821                    18,833
  Accrued and other liabilities                         22,808                    20,543
  Accrued income taxes                                     818                     2,034
                                                 -------------------------------------------
Total current liabilities                               41,956                    41,914
                                                 -------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt                                        30,351                    42,712
  Deferred income taxes                                 31,288                    28,220
  Other liabilities                                     35,462                    33,598
                                                 -------------------------------------------
Total long-term liabilities                             97,101                   104,530
                                                 -------------------------------------------
Total shareholders' equity                             209,211                   183,139
                                                 -------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $348,268                  $329,583
                                                 ===========================================

*  The consolidated balance sheet at May 31, 1994 is unaudited.  The August 31, 1993 consolidated balance sheet is derived from audited financial statements.

- - --------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
- - --------------------------------------------------------------------------------------------
                                                                       For the Nine Months
(Dollars in thousands - unaudited)                                            Ended May 31
                                                           ---------------------------------
                                                                   1994               1993
                                                           ---------------------------------
Cash Flows From Operating Activities:
  Net earnings                                                $  33,691          $  11,945
                                                           ---------------------------------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for depreciation, depletion
      and amortization                                           13,120             11,589
    Provision for postretirement benefits other
      than pensions                                               1,300             26,147
    Deferred income taxes                                         3,062             (6,426)
    Changes in operating assets and liabilities:
    Receivables                                                  (1,433)            (1,925)
    Inventories                                                    (651)           (13,395)
    Other assets                                                    116               (211)
    Accounts payable and other liabilities                        2,550              6,000
    Accrued income taxes                                         (1,216)               117
                                                           ---------------------------------
Total adjustments                                                16,848             21,896
                                                           ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        50,539             33,841
                                                           ---------------------------------
Cash Flows From Investing Activities:
  Capital expenditures                                          (31,359)           (44,211)
  Proceeds from property, plant and
    equipment disposals                                             596                 31
                                                           ---------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (30,763)           (44,180)
                                                           ---------------------------------
Cash Flows From Financing Activities:
  Borrowings (repayments) under revolving credit facility       (12,000)            16,000
  Repayment of long-term debt                                      (355)               (99)
  Dividends paid                                                 (4,679)            (4,144)
  Payment for purchase of treasury stock                         (2,731)
  Proceeds from sale of treasury stock                                                  33
                                                           ---------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (19,765)            11,790
                                                           ---------------------------------
Net increase in cash and cash equivalents                            11              1,451
Cash and cash equivalents at beginning of year                    2,624              1,984
                                                           ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                    $  2,635           $  3,435
                                                           =================================


Supplemental Information:
  Interest paid (net of amount capitalized)                    $ (1,491)          $   (630)
  Income taxes paid                                             (17,454)           (13,292)

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

Note 2: The Company adopted Statement of Financial Accounting Standard (SFAS) 109, "Accounting for Income Taxes" in the quarter ended November 30, 1993. Results for the periods ended May 31, 1993 reflect the retroactive adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Note 3: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option income of $1,015,000 or $.02 per share for the quarter ended May 31, 1994 and expense of $88,000 or less than $.01 per share for the quarter ended May 31, 1993. For the nine months ended May 31, 1994, SARs and stock option income was $183,000 or less than $.01 per share, compared to expense of $1,256,000 or $.03 per share for the 1993 period.

Note 4: All shares and per share data have been restated to reflect the four-for three stock split to shareholders of record as of December 27, 1993.

Note 5:  Accounts receivable consisted of the following:
                                  MAY 31, 1994       AUGUST 31, 1993
                                  ------------       ---------------
      Customer Accounts            $34,745,000           $32,528,000
      Misc. Notes and Accounts
      Receivable                     1,522,000             2,075,000
                                    ----------            ----------

                                   $36,267,000           $34,603,000
      Less:  Allowance for
      Discounts, Doubtful
      Accounts and Pending Credits   3,897,000             3,666,000
                                     ---------             ---------

      Net Receivables              $32,370,000           $30,937,000
                                   -----------           -----------

Note 6:  The various components of inventories were as follows:
                                  MAY, 31, 1994      AUGUST 31, 1993
                                  -------------      ---------------
      Raw Materials and Supplies    $31,683,000          $31,690,000
      Work in Process
      and Finished Goods             38,377,000           34,933,000
                                     ----------           ----------
                                    $70,060,000          $66,623,000
     Less:  LIFO Reserve              9,750,000            6,964,000
                                      ---------            ---------
     Net Inventories                $60,310,000          $59,659,000
                                    -----------          -----------

Note 7: The accumulated depreciation on fixed assets was $128,747,000 as of May 31, 1994 and $117,308,000 as of
         August 31, 1993.

Note 8:  A summary of long-term debt is as follows:
                                     MAY 31, 1994    AUGUST 31, 1993
                                     ------------    ---------------
      Bonds, Mortgages and Similar    $30,000,000        $42,000,000
      Debt

      Capitalized Leases                  351,000            712,000
                                          -------            -------
      Total Long Term Debt            $30,351,000        $42,712,000
                                      -----------        -----------

Note 9:  Dividends per share were as follows:
           THREE MONTHS ENDING             NINE MONTHS ENDING
           -------------------             ------------------
     MAY 31, 1994     MAY 31, 1993    MAY 31, 1994    MAY 31, 1993
     ------------     ------------    ------------    ------------
         $.06*           $.0525**         $.18*          $.1575**

* The Company's Board of Directors meeting schedule resulted in the declaration of cash dividends of $.06 and $.0525 per share in the three months ended May 31, 1994 and May 31, 1993, respectively.

** Per share dividends have been restated to reflect the four-for-three stock split to shareholders of record as of December 27, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:



Results of Operations


Net Sales

Record third quarter net sales and shipments were recorded for the three months ended May 31, 1994. For the quarter, net sales were $108,709,000, up 8.4% from net sales of $100,268,000 reported for last year. Third quarter shipments of 89,900 tons exceeded last year's level by 10.2%. For the nine months ended May 31, 1994, net sales and shipments were also at record levels. Net sales of $315,149,000 on shipments of 262,400 tons for the first three quarters of fiscal 1994 were up 11.6% and 15.1%, respectively, compared to the same period a year ago.

Shipments of the Company's printing and writing grades, manufactured at the Brokaw and Groveton mills, exceeded last year's third quarter shipments by 13.2%. The third quarter of fiscal 1993 included two months of shipments from the Groveton mill, which was purchased on April 1, 1993. Shipments for the first three quarters of fiscal 1994 were 20.8% higher compared to the same period a year ago. The Company has experienced strong volume gains in printing and writing papers, particularly in Groveton's new markets. There was not sufficient market strength, however, to start up the second of the two paper machines at Groveton. Order backlogs for the Printing and Writing Division were up slightly for the quarter and were higher than backlogs a year ago as a result of increased marketing opportunities associated with the addition of the Groveton mill.

Third quarter, 1994 shipments at Rhinelander were 6.0% higher than the same period a year ago. Demand during the quarter was strong. Order backlogs continued strong throughout the third quarter. Year-to-date shipments were up 7.5% over the first nine months of fiscal 1993, with pressure sensitive shipments up 8.2% over the prior year. No. 9 paper machine at Rhinelander was down eight days in late June for the installation of capital improvements which are expected to add 7,000 tons annually to that machine's capacity. The Company does not expect the outage to materially impact sales in the fourth fiscal quarter.

Gross Profit

Gross profit for the third quarter of fiscal 1994 was $26,413,000 or 24.3% of net sales. For last year's third quarter, gross profit was $25,333,000 or 25.3% of net sales. The lower gross profit margin compared to the prior year was the result of higher raw material costs and lower selling prices. These factors were significantly offset by higher production levels and cost reduction efforts. Purchased pulp costs rose steadily during the third quarter, with major pulp producers announcing further price increases for the fourth fiscal quarter. During the third quarter, the Company announced paper price increases for certain product lines at both Rhinelander and at the Printing and Writing Division. An additional price increase was recently announced for a majority of Rhinelander's product lines to take effect July 15, 1994. For the first nine months of fiscal 1994, gross profit was $75,134,000 or 23.8% of net sales. For the nine months ended May 31, 1993, gross profit was $62,246,000 or 22.0% of net sales.
PAGE

At the Printing and Writing Division, third quarter production from the Brokaw and Groveton mills exceeded the third quarter of fiscal 1993 by 14.4%. Last year's third quarter included two months of production from the Groveton mill which was purchased on April 1, 1993. Third quarter production at Brokaw approximated production in the third quarter of fiscal 1993. Inventory levels at the Printing and Writing Division were down slightly for the quarter.

At the Rhinelander Division, production increased 6.8% in the third quarter compared to a year ago as a result of several capital improvements which were completed during the past year. Finished paper inventories rose slightly during the third quarter of fiscal 1994.

Selling, Administrative and Research Expenses

For the three months ended May 31, 1994, selling, administrative and research expenses were $5,665,000 compared to $6,527,000 for the same period a year ago. Income of $1,015,000 from stock appreciation rights (SARs) and stock option adjustments was recorded in the third quarter of fiscal 1994 compared to an expense of $88,000 for third quarter of fiscal 1993. The slight increase in costs in the third quarter of fiscal 1994, excluding SARs and stock option adjustments, was mainly attributable to higher marketing costs.

For the first nine months of fiscal 1994, selling, administration and research expenses were $20,586,000 compared to $17,652,000 for the same fiscal 1993 period. SARs and stock option income was $183,000 for the first three quarters of fiscal 1994, compared to an expense of $1,256,000 for the same period a year ago. Higher expenses in fiscal 1994 are a result of the addition of the Groveton mill and increased marketing, professional fees and incentive plan costs.

Interest Income and Expense

Interest income of $21,000 and interest expense of $443,000 were recorded for third quarter of fiscal 1994.
For the third quarter of fiscal 1993, interest income was $4,000 and interest expense was $321,000. Higher interest expense in the third quarter of fiscal 1994 was the result of additional debt incurred from the purchase of manufacturing facilities in Groveton, New Hampshire on April 1, 1993.

For the first nine months of fiscal 1994, interest income was $55,000 and interest expense was $1,499,000. For the same fiscal 1993 period, interest income was $24,000 and interest expense was $712,000. Additional debt from the purchase of the Groveton, New Hampshire, manufacturing facilities accounts for the higher interest expense in fiscal 1994.
PAGE

Income Taxes

For the third quarter of fiscal 1994, the income tax provision was $7,800,000 for an effective tax rate of 38.4%. The effective rate for last year's third quarter was 37.1%. The income tax provision for the first nine months of fiscal 1994, before the cumulative effect of an accounting change, was $20,300,000, for an effective tax rate of 38.3% compared to an effective rate of 37.0% for the comparable fiscal 1993 period. The higher tax rate is primarily the result of a 1% increase in corporate federal tax rates enacted in August, 1993.


The Company adopted Statement of Financial Accounting Standard
(SFAS) 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. This resulted in a one-time $1,000,000 cumulative reduction in the net deferred tax liability.

Net Earnings

Net earnings for the third quarter of fiscal 1994 were a record
$12,516,000 or $.46 per share. Third quarter fiscal 1993 net earnings were $11,583,000 or $.43 per share.

For the nine months ended May 31, 1994 net earnings were $32,691,000 or $1.21 per share before the cumulative effect of the SFAS 109 accounting change. Net earnings for the first nine months of fiscal 1993 were $27,695,000 or $1.03 per share before the cumulative effect of the retroactive adoption of SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". After including the impact of these accounting changes, net earnings for the nine months ended May 31 were $33,691,000 or $1.25 per share for fiscal 1994, compared to last year's net earnings of $11,945,000 or $.44 per share.

Capital Resources and Liquidity

Cash Provided by Operations

Cash provided by operations in the third quarter of fiscal 1994 was $20,696,000 compared to $16,297,000 during the third quarter of fiscal 1993. The increased operating cash flow is primarily due to higher sales for the quarter compared to a year ago. For the nine months ended May 31, 1994, cash provided by operations was $50,539,000 compared to $33,841,000 for the same fiscal 1993 period. Increased shipments along with lower unit costs in fiscal 1994 and increased inventories associated with the addition of the Groveton mill in 1993 account for the year-to-date improvement in operating cash flow over the previous year.
PAGE

Capital Expenditures

For the three months ended May 31, 1994, capital expenditures were $12,259,000 compared to $26,652,000 for the same period last year. Capital spending in the third quarter of fiscal 1993 includes $20.2 million for the purchase of manufacturing facilities in Groveton, New Hampshire. For the nine months ended May 31, 1994, capital expenditures totalled $31,359,000 compared to $44,211,000 for the same fiscal 1993 period.

During the third quarter of fiscal 1994, one of two planned paper machine rebuilds at Brokaw for fiscal 1994 was completed. Work continues on several major projects, including the new boiler and feedwater system and the second machine rebuild at Brokaw, the new silicone coater and No. 9 paper machine rebuild at Rhinelander and the color measurement system at Groveton.

Capital expenditures at existing facilities are projected to be $46 million for fiscal 1994.

Common Stock Repurchase

On April 21, 1994, the Company purchased, with authorization from the Board of Directors, 100,000 shares of the company's no par value common stock from a Director in a private transaction at the market price.

On June 30, 1994, the company announced that its Board of Directors had authorized the repurchase of up to 1,350,000 shares of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices.

Financing

Long-term debt decreased $6,609,000 in the third quarter to $30,351,000 at May 31, 1994. The Company's debt is primarily notes to Prudential Insurance Company of America and its subsidiaries which were issued in June, 1993 at a fixed rate of 6.03%. There was no revolving credit agreement debt or commercial paper outstanding at May 31, 1994.

On June 15, 1994, the Company's Board of Directors approved the renewal of its $35 million revolving credit facility agreement with its two banks, which is scheduled to expire August 1, 1994. The Company expects to sign the agreement prior to August 1, 1994. The terms and conditions of the new agreement are essentially the same as the existing revolving credit facility. In a separate agreement, the same banks will provide a $30 million uncommitted line of credit to the Company.
PAGE

Cash provided by operations, the private placement notes with Prudential, commercial paper and the revolving credit agreement are expected to fund the Company's capital expenditure requirements and stock repurchase program for fiscal 1994. The Company believes that sufficient amounts of capital resources are available to achieve both short-term and long-term goals.

Dividends

On May 27, 1994, the Board of Directors declared a quarterly cash dividend of $.06 per share payable
July 1, 1994 to shareholders of record on June 17, 1994.

                PART II - OTHER INFORMATION

Item 5.  Other Information

On June 30, 1994, the Company's Board of Directors authorized the Company to repurchase up to 1,350,000 shares or 5% of its Common Stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. As of that date, the Company had 26,873,956 shares of Common Stock outstanding.

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



Date:  July 12, 1994