Form 10-K
period 1994-08-31
WAUSAU PAPER MILLS CO
filed 1994-11-18
CIK 105076

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
- - ------------------------------------------------------------------
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended August 31, 1994

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________ to __________
- - ------------------------------------------------------------------

                    WAUSAU PAPER MILLS COMPANY
      (Exact name of registrant as specified in charter)

       One Clark's Island                       WISCONSIN
          P.O. Box 1408                  (State of incorporation)
    Wausau, Wisconsin 54402-1408                39-0690900
(Address of principal executive office)      (I.R.S. Employer
                                           Identification Number)

  Registrant's telephone number, including area code: 715-845-5266

  Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, No Par Value
                       (Title of each class)
- - ------------------------------------------------------------------
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X      No
                            -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      [X]

As of October 20, 1994, the aggregate market value of the common stock shares held by non-affiliates was approximately $431,662,000.

The number of common shares outstanding at October 20, 1994 was 26,735,530.

                 DOCUMENTS INCORPORATED BY REFERENCE
 Proxy Statement dated November 9, 1994; Pages 2 to 11  (Part III)

                      TABLE OF CONTENTS

                                                              Page

PART I

Item 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . .  7
Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .  8
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS . . . . . . . . . . . . . . . . . . . . . . .  8

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .  8
Item 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .  9
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . 10
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT
         OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . 18
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . . . 42

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT. . . . . . . . . . . . . . . . . . . . . . 42
Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . 42
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . 42
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . 42

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 43
          Schedule V - Property, plant and equipment . . . . . 45
          Schedule VI - Accumulated depreciation of property,
            plant and equipment. . . . . . . . . . . . . . . . 46
          Schedule VIII - Valuation and qualifying accounts. . 47
          Schedule X - Supplementary income statement
            information. . . . . . . . . . . . . . . . . . . . 47

                           PART I


ITEM 1.  BUSINESS.

NATURE OF THE BUSINESS

The company, incorporated under the laws of the State of Wisconsin in 1899, manufactures and sells paper. The company is presently organized into a small corporate staff consisting of principal executive officers and two operating divisions: the Printing and Writing Division consisting of a paper and pulp mill in Brokaw, Wisconsin and Wausau Papers of New Hampshire, Inc., a wholly-owned subsidiary which operates a paper mill in Groveton, New Hampshire; and the Rhinelander Division which consists of Rhinelander Paper Company, Inc., a wholly-owned subsidiary operating a paper mill in Rhinelander, Wisconsin. The company's executive offices are located in Wausau, Wisconsin.

Export sales of the company are administered through Wausau Papers International, Inc., a wholly-owned subsidiary which acts as a foreign sales corporation (FSC). Wausau Papers Export Corporation, a wholly-owned subsidiary, acted as a domestic international sales corporation (DISC) until September 1, 1992.

Unless stated otherwise, the terms "company" and "Wausau Papers" mean the company and its subsidiaries.

SEGMENT INFORMATION

Paper manufacturing is the company's only line of business.

PRINTING AND WRITING DIVISION

The Printing and Writing Division manufactures fine printing, writing and specialty papers at the Brokaw, Wisconsin and Groveton, New Hampshire mills. The division's product lines include recycled products made from 50% recycled fibers, with 10-20% of the total fiber content from post-consumer waste. These papers are sold to paper distributors and converters throughout the United States and Canada. Typical end uses for these fine papers include printed advertising, corporate external reports, office papers and converted products including such items as announcements and greeting card envelopes.

The Printing and Writing Division was created in 1993 by combining the operations of the company's Brokaw division and the manufacturing facilities at Groveton, New Hampshire. The Groveton facilities were purchased from the James River Corporation on April 1, 1993, by the company's newly formed wholly-owned subsidiary, Wausau Papers of New Hampshire, Inc. This purchase expanded the company's annual printing and writing paper capacity by over 90,000 tons.

RHINELANDER DIVISION

The Rhinelander Division, located in Rhinelander, Wisconsin, manufactures lightweight, dense, technical specialty papers which are sold directly to converters and end users. Typical end uses are pressure-sensitive products, medical packaging, food packaging and multiple laminated products. Small volumes of yeast and lignosulfonates are also manufactured. These products are sold for use as food additives, pet food ingredients and for other end uses.

EXPORT SALES

Since September 1, 1992, Wausau Papers International, Inc. has acted as the commissioned sales agent for the export sales of the company. Wausau Papers International, Inc. has elected to be treated as a FSC for federal income tax purposes.

Wausau Papers Export Corporation formerly acted as a commissioned sales agent for the export sales of the company through August 31, 1992. Wausau Papers Export Corporation has elected to be treated as a DISC for federal income tax purposes.

RAW MATERIALS

The basic raw material for paper is pulp. Approximately 55% of the pulp consumed by the Brokaw mill is manufactured internally from aspen, which is in abundant supply. The remaining 45% of required pulp at Brokaw and 100% of the required pulp at the Rhinelander and Groveton mills is purchased from pulp mills throughout the United States and Canada. Although prices for purchased pulp began to increase in fiscal 1994 as market demand for pulp increased, purchased pulp is in adequate supply and readily obtained from both domestic and foreign sources.

Recycled, de-inked fiber with a high content of post-consumer waste is also purchased from domestic suppliers as part of the fiber requirements for the Printing and Writing Division's recycled products. Recycled fiber is also in adequate supply and readily obtained.

Various chemicals are also used in the pulping and papermaking processes. These industrial chemicals are all available from a number of suppliers and are purchased at current market prices.

ENERGY

The company's paper mills require large amounts of electrical energy and steam which are adequately supplied by public utilities or generated at company operated facilities. During fiscal 1994, the natural gas supply to Brokaw, which fuels the power plant that provides the mill with all its steam requirements, was available for all operating days, with the exception of a one week period in January where gas was curtailed due to severe cold weather. During this period, the mill fueled its power plant with oil, resulting in minimal disruption to the mill. The Brokaw mill purchases 100% of its electrical requirements from a public utility company. The Groveton mill operates a power plant which provides 100% of the mill's steam requirements and a portion of its electrical needs. The primary fuels burned at Groveton are wood chips and fuel oil. The Rhinelander Division maintains a coal burning plant capable of generating the mill's steam needs and nearly half of its electrical needs. The Groveton and Rhinelander mills purchase approximately 80% and 55% of their electrical needs, respectively, from public utility companies.
The fuels used at each mill are all available on a contract basis at prevailing market prices.

In August 1993, Rhinelander Paper Company, Inc. and Wisconsin Public Service Corporation (WPS) entered into a contract under which WPS would own, operate and fund a high-efficiency cogeneration power plant and Rhinelander would become the plant's exclusive steam customer for a minimum of 35 years. Construction of the 116-mega watt plant requires approval by the Wisconsin Public Service Commission (the "Commission"). WPS submitted its application in October 1993. The Commission subsequently requested competing proposals from other electrical generation developers and utilities for satisfying the projected demand for additional electrical energy in the state. A decision on project selection, the first phase in the approval process, is expected from the Commission in November 1994. If the proposed WPS Rhinelander plant is selected in the first phase of the process and receives approval to construct and operate in the second phase, it is anticipated that the project would be completed and that steam would be available to the company's Rhinelander mill in 1998. The power plant is expected to reduce energy costs for Rhinelander while eliminating the paper mill's need to maintain and replace boiler equipment in the future.

PATENTS AND TRADEMARKS

The company develops and files trademarks and patents, as appropriate. The company does not own or hold material licenses, franchises or concessions.

SEASONAL NATURE OF BUSINESS

The markets for some of the grades of paper produced by the company tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, the company generally experiences lower sales in the second fiscal quarter, in comparison to the rest of the year, primarily due to downtime typically taken by converters and customers during the holiday season.

WORKING CAPITAL

As is customary in the paper industry, the company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers.

MAJOR CUSTOMERS

Avery Dennison Corporation accounted for 12.3% of fiscal 1994 consolidated net sales. The loss of this customer could have an initial material adverse effect; however, the company believes that satisfactory alternative marketing arrangements could be made.

BACKLOG

Order backlog of the company's products amounted to approximately $25,672,000, representing nearly 3 weeks of operation as of

August 31, 1994. This total is 15.1% higher than the backlog of orders of approximately $22,307,000 or nearly 3 weeks of operation at August 31, 1993. The backlog increase is primarily due to increased demand for the company's printing and writing and technical specialty grades.

Backlog totals have become a less accurate indicator of the strength of the company's business activity. A significant volume of orders at both divisions are shipped out of inventory promptly upon receipt of the order. This portion of the business is not reflected in the backlog totals. The entire August 31, 1994 backlog is expected to be shipped during fiscal 1995.

COMPETITIVE CONDITIONS

The company competes in different markets within the paper industry. Each division serves distinct market niches. The Printing and Writing Division produces fine printing and writing papers, of which approximately 70% are colored papers. Fine printing and writing sales are estimated to be less than 3% of the total market. The division's competitors range from small to large paper manufacturers and represent many different product lines. The division distributes its products primarily through paper wholesalers. Rhinelander produces technical specialty papers and is a leader in its markets. Rhinelander's market position varies by product segment and, thus, competition also includes small to large paper manufacturers. Rhinelander sells its products directly to converters and end users. The various markets for the products of the company are highly competitive, with competition based on service, quality and price.

RESEARCH AND DEVELOPMENT

Expenditures for product development were approximately $1,158,000 in 1994, $957,000 in 1993 and $868,000 in 1992.

ENVIRONMENT

Wausau Papers, like its competitors in the paper industry, is subject to increasingly stringent environmental regulations. The company has made substantial capital investments and operating expenditures in order to construct, maintain and operate the facilities necessary to maintain compliance with environmental regulations. The company intends to spend $14.5 million over fiscal years 1995, 1996 and 1997 to rebuild, modernize and expand the wastewater treatment plant for the Brokaw mill. The company estimates that its capital expenditures for other environmental purposes will be approximately $5 million in each of these fiscal years.

The company has not been identified as a potentially responsible party at any site designated for remedial action under the federal Superfund law. The company is required to monitor conditions relative to its past waste disposal activities and may be required to take remedial action if conditions are discovered which warrant such action.

The United States Environmental Protection Agency (EPA) has proposed regulations which could require significant expenditures by the pulp and paper industry. The final rules are expected to be issued in 1995 and to require compliance in 1998. One major aspect of the proposed new rules is extremely stringent standards for the discharge of chlorinated organics that are produced as byproducts of pulp bleaching processes that use elemental chlorine or chlorine compounds. The company maintains pulp bleaching operations only at its Brokaw mill. In 1988 the company installed an oxygen delignification system which eliminated the use of elemental chlorine; however, chlorine compounds are used in other stages of the bleaching process. The company is unable to predict with certainty the amount of capital expenditures and operating costs that it will incur in the future in order to comply with the proposed new EPA rules and other environmental regulations but it believes that such costs will not have a material adverse effect on its financial position or results of operations.

EMPLOYEES

The company had 1,695 employees at August 31, 1994. The company has collective bargaining contracts with the United Paperworkers International Union covering approximately 1,314 employees. These contracts expire in December 1995, May 1996 and March 1997 at the Rhinelander, Brokaw and Groveton mills, respectively. The company considers its relationship with its employees to be excellent. Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

The executive officers of the company as of October 1, 1994, their ages, their positions and offices with the company and their principal occupations during the past five years are as follows:

     SAN W. ORR, JR., 53
     -------------------

     Chairman of the Board of Directors since December 1989, Chief Executive Officer since July 1994, and Director since
     April 1970; also, Attorney, Estates of A.P. Woodson and
     Family; also, a director of Mosinee Paper Corporation and MDU Resources Group, Inc.

     DANIEL D. KING, 47
     ------------------

     Director, President and Chief Operating Officer since July
     1994; Senior Vice President, Printing and Writing Division,
     December 1993 to July 1994; Vice President and General
     Manager, Brokaw, September 1990 to December 1993; Vice
     President, Sales, Nekoosa Papers, Inc., February 1988 to June
     1990.

     LARRY A. BAKER, 55
     ------------------

     Senior Vice President, Administration since December 1990;
     prior thereto, Vice President, Administration.

     STEVEN A. SCHMIDT, 40
     ---------------------

     Vice President, Finance, Secretary and Treasurer since
     June 1, 1993; Corporate Controller, August 1992 to June 1993;

     prior thereto, Plant Controller, Georgia Pacific Corporation, formerly Nekoosa Papers, Inc., March 1989 to August 1992.

     MELVIN L. DAVIDSON, 58
     ----------------------

     Vice President and General Manager, Rhinelander Division since August 1987; prior thereto, Vice President Marketing and Sales, Rhinelander Division.

     THOMAS J. HOWATT, 45
     --------------------

     Vice President and General Manager, Groveton since April 1,
     1993; Vice President Operations, Brokaw Division, September
     1990 to April 1993; prior thereto, Vice President,
     Administration, Brokaw Division.

     All executive officers of the company are elected annually by the Board of Directors.


ITEM 2.  PROPERTIES.

The company's executive offices are located in Wausau, Wisconsin on property leased to the company under a lease which expires on December 31, 2005. There are renewal options for another 25 years.

The company's Brokaw, Wisconsin mill operated at capacity during fiscal 1994, producing approximately 465 tons of finished paper per day. The mill facility provides approximately 55% of its pulp requirements from its own hardwood sulphite pulp mill. Brokaw mill facilities are situated on approximately 270 acres of land, all owned by the company.

The company's manufacturing facility in Groveton, New Hampshire was acquired from James River Corporation on April 1, 1993. The mill operated at 55% of capacity in fiscal 1994, producing approximately 140 tons of finished paper per day. At capacity, the Groveton mill can produce over 90,000 tons of finished paper per year. The company's facilities occupy 124 acres of land all owned by the company's wholly-owned subsidiary, Wausau Papers of New Hampshire, Inc.

Rhinelander's paper mill in Rhinelander, Wisconsin operated at 99% of capacity in fiscal 1994, producing an average of 384 tons of finished paper per day. Its facilities, which include a yeast and lignosulfonate processing plant capable of producing 21,000 pounds of torula yeast per day, occupy 72 acres of land, all owned by Rhinelander Paper Company, Inc.

The company owns approximately 43,500 acres of timberland in Wisconsin. The company believes the market value of these lands exceeds the August 31, 1994 book value of $1,541,000.

ITEM 3.  LEGAL PROCEEDINGS.

Legal proceedings are discussed in Note 12 to the Consolidated Financial Statements on page 56 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1994.


                           PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The company's common stock is traded on the Nasdaq National Market System under the symbol WSAU. The number of shareholders of record as of October 10, 1994 was 1,941. The company believes that there are approximately 4,259 additional beneficial owners whose shares are held in street name accounts or in other fiduciary capacities. The total estimated number of shareholders as of October 10, 1994, is 6,200. Information related to high and low closing prices and dividends is explained in detail in Item 8, Financial Statements and Supplementary Data, and appears on page 41 of this report. Dividend restrictions under certain loan covenants are explained in Note 4 to the Consolidated Financial Statements which is found on page 28 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

(all dollar amounts in thousands,
except per share data)                            Years ended August 31,

                                      1994        1993        1992        1991        1990
FINANCIAL RESULTS
Net sales                         $426,504    $381,816    $370,935    $350,361    $339,935
Depreciation, depletion
  & amortization                    17,635      15,445      13,760      13,344      11,590
Operating profit                    69,990      62,910      62,414      50,190      25,552
Interest expense                     1,958       1,272       1,126       3,927       3,510
Earnings before provision
  for income taxes                  68,052      61,771      61,309      47,025      24,170
Earnings (before cumulative
  effect of accounting
  change)                           42,052      38,371      40,009      30,475      15,870
Net earnings                        43,052      22,621      40,009      30,475      15,870
Average number of shares
  outstanding                   26,929,007  26,948,296  26,931,719  26,928,430  26,885,357
Cash dividends declared              6,487       5,686       5,152       4,565       4,193
Cash dividends paid                  6,291       5,559       5,000       4,473       3,972
Capital expenditures                43,800      51,297      31,777      24,931      43,892
Tons of paper shipped              355,100     310,600     296,600     278,800     269,500

FINANCIAL CONDITION
Working capital                   $ 59,878    $ 57,007    $ 34,338    $ 19,661    $ 23,499
Long-term debt                      30,270      42,712      22,695      30,727      55,364
Shareholders' equity               214,818     183,139     165,989     130,034     104,382
Total assets                       361,389     329,583     266,592     240,306     216,527

PER SHARE
Earnings (before cumulative
  effect of accounting
  change)                         $   1.56    $   1.42    $   1.49    $   1.13    $    .59
Net earnings                          1.60         .84        1.49        1.13         .59
Cash dividends declared               .240        .210        .191        .170        .156
Shareholders' equity                  7.98        6.80        6.16        4.83        3.88
Price range (low and high
  closing)                     22.25-34.00 17.86-29.63 16.88-32.21  6.75-18.42   7.11-9.96

RATIOS/RETURNS
Return on sales (before
  cumulative effect of
  accounting change)                  9.9%       10.0%       10.8%        8.7%        4.7%
Net return on sales                  10.1%        5.9%       10.8%        8.7%        4.7%
Return on average shareholders'
  equity (before cumulative effect
  of accounting change)              21.2%       21.0%       27.0%       26.0%       16.1%
Net return on average share-
  holders' equity                    21.6%       13.0%       27.0%       26.0%       16.1%
Current assets to current
  liabilities                     2.3 to 1    2.4 to 1    1.9 to 1    1.5 to 1    1.8 to 1
% of long-term debt to total
  capital                             9.6%       14.8%        9.9%       15.6%       29.9%
Tons of paper shipped per employee     210         206         225         216         212

EMPLOYMENT
Average number of employees          1,692       1,510       1,319       1,293       1,271

All shares and per share data have been restated to reflect the four-for-three stock splits in 1994 and 1993, the two-for-one stock split in 1992, the five-for-four stock split-up, effected in the form of a dividend, in 1991 and the 10% stock dividend in 1990. This summary should be read in conjunction with the consolidated financial statements which follow.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     OVERVIEW

The company achieved record sales, earnings and shipments in fiscal 1994. Although the U.S. economy showed gradual improvement during the year, market conditions in the pulp and paper industry were mixed. While the market for printing and writing grades showed modest growth in fiscal 1994, the company made significant progress in expanding its marketing presence in the East Coast and Canada with the first full year of operation of the Groveton, New Hampshire mill. Although there was not sufficient market strength to support the operation of the second of the two paper machines at Groveton in fiscal 1994, the company's Printing and Writing Division experienced a 17.7% volume gain over the previous year. Strong demand at Rhinelander for its technical specialty grades resulted in a 9.7% volume increase in fiscal 1994 over the previous year's results.

For much of fiscal 1994, the company experienced rising pulp prices as market demand for pulp increased. The company announced several paper price increases during the year, but competitive pressures prevented price increases on many grades. Price increases were not sufficient to completely offset the higher pulp costs. Improved production levels and cost reduction efforts helped to minimize the impact of the rising pulp costs. As pulp prices continued to rise in early fiscal 1995, the company implemented additional selling price increases on most of its products in September and carried out further price increases on a portion of its technical specialty product line in October.

     NET SALES

Fiscal 1994 net sales were a record $426.5 million, an increase of 11.7% over fiscal 1993 net sales of $381.8 million. Net sales in fiscal 1992 were $370.9 million. Shipments were a record 355,100 tons, exceeding 1993 shipments of 310,600 tons by 14.3%. Fiscal 1992 shipments were 296,600 tons. The growth in shipments in fiscal 1994 was primarily the result of successfully marketing part of the added production capacity of the Groveton, New Hampshire mill and strong demand at the Rhinelander Division.

Despite very competitive market conditions, demand for the company's products continued to remain strong in fiscal 1994. At the Printing and Writing Division, 1994 shipments outpaced the previous year by 17.7%. However, market conditions did not support the operation of the second of the two paper machines at Groveton. Continued growth of the company's printing and writing products is expected in fiscal 1995. Strong demand for the Rhinelander Division's technical specialty products resulted in record shipments in 1994. Shipments of Rhinelander's products increased 9.7% compared to 1993 results. Shipments of pressure sensitive products, its largest product segment, were up 11.5% over 1993 results. Some brief downtime was taken early in the year as a result of isolated market weakness in certain product segments.

Order backlog at August 31, 1994 was $25.7 million, an increase of $3.4 million or 15.1% from the August 31, 1993 backlog of $22.3 million. The order backlog at August 31, 1992 was $20.9 million. Order backlog at the end of fiscal 1994 is higher than a year ago primarily due to increased demand for both printing and writing and technical specialty grades. Backlog totals are not an accurate indicator of the strength of the company's business as a significant volume of orders are shipped out of inventory promptly upon receipt of the order.

     GROSS PROFIT

The gross profit margin decreased in fiscal 1994 to 22.8% of net sales. The gross profit margin was 23.3% in fiscal 1993 and 23.1% in fiscal 1992. Market pressures in the printing and writing and technical specialty grades resulted in slightly lower average selling prices in fiscal 1994 compared to the previous year. Market pulp prices declined until January 1994. Since January, the company has experienced steadily rising prices for pulp. For fiscal 1994, pulp costs, on average, were slightly below the fiscal 1993 average. The company announced paper price increases for certain paper grades during this period of rising pulp costs, however, market pressures prevented implementation of price increases on several product lines. The company was able to offset part of the negative effect of rising pulp prices through some price increases, improved productivity from paper mill and pulp mill operations and cost reduction efforts, including Total Quality Process generated improvements.

In early fiscal 1995, the company experienced further pulp price increases. The company implemented price increases on many of its paper grades in September and on a portion of its technical specialty product line in October. Although the rate of each increase in the prices of pulp and paper may not coincide and paper price increases will generally lag behind pulp price increases in the short-term, management believes the company will have sufficient pricing flexibility with its product lines to help maintain profit margins on a long-term basis. The prices of most other raw materials consumed in production have generally increased at or below the rate of general inflation.

Production of the company's printing and writing grades increased 12.7% over fiscal 1993. This was achieved primarily as a result of the first full year of operation at the Groveton mill. The Brokaw mill operated at capacity in 1994, while the Groveton mill operated at 55% of capacity. Production in 1993 was 14.0% higher than 1992 results.

The Rhinelander mill operated at 99% of capacity in 1994. Brief downtime was taken on two of Rhinelander's smaller paper machines early in the year. Despite this downtime, capital improvements yielded a production increase of 5.1% compared to 1993 results. Rhinelander's production in 1993 was 3.2% better than 1992 levels.

Maintenance and repair costs increased to $29.6 million in fiscal 1994 from $28.8 million in 1993 and $26.4 million in 1992. The increase is mainly attributable to maintenance and repair costs associated with a full year of operation at the Groveton mill.

     LABOR

The company is currently in the fourth year of a five-year labor agreement with the United Paperworkers International Union at the Brokaw mill. The agreement, which expires in May 1996, includes a general wage increase of 3.5% in 1995. The contract includes increases in employee benefits and several changes in work rules to provide greater operating efficiencies.

The company is currently in the second year of a four-year labor agreement with the United Paperworkers International Union at the Groveton mill. The agreement, which expires in March 1997, includes general wage increases of 3.0% in 1995 and 2.0% in 1996. The contract includes increases in employee benefits as part of the agreement.

The company is currently in the third year of a four-year labor agreement with the United Paperworkers International Union at the Rhinelander division. The agreement, which expires in December 1995, includes a general wage increase of 3.0% in 1995. Increases in employee benefits each year of the contract and changes in work rules for improved operating efficiencies are also part of the agreement.

The company is of the opinion that all three labor agreements provide competitive labor costs over the contract periods. The company considers its relationship with its employees to be excellent.

     SELLING, ADMINISTRATIVE AND RESEARCH EXPENSES

Selling, administrative and research expenses in fiscal 1994 were $27.3 million, compared to $26.0 million in fiscal 1993 and $23.1 million in fiscal 1992. Higher marketing and administrative costs in fiscal 1994 over the prior year are attributable to a full year of operation at the Groveton mill, increased marketing costs to promote new product offerings of printing and writing grades and higher professional fees. Stock appreciation rights, dividend equivalents and stock option income was $.3 million in 1994, compared to expense of $1.9 million in 1993 and $1.2 million in 1992.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

Interest income was $.1 million in fiscal 1994 and was less than $.1 million in both fiscal 1993 and fiscal 1992. Interest expense totaled $2.0 million in fiscal 1994, compared to $1.3 million in 1993 and $1.1 million in 1992. Additional debt from the purchase of the manufacturing facilities in Groveton, New Hampshire, accounts for the higher interest expense in fiscal 1994. Capitalized interest was $.2 million in fiscal 1994 and was $.1 million in 1993 and 1992. Other income and expense was $.1 million expense in 1994, compared to $.1 million income in both 1993 and 1992.

     INCOME TAXES

The income tax provision for fiscal 1994 was $26.0 million, for an effective tax rate of 38.2%. The effective tax rates for fiscal years 1993 and 1992 were 37.9% and 34.7%, respectively. The fiscal 1994 and 1993 tax rates were effected by the 1% increase in federal tax rates which became effective on January 1, 1993. The 1992 tax rate was favorably impacted by research and development credits and state tax credit carryforwards.

On September 1, 1993, the company adopted Statement of Accounting
Standard (SFAS) No. 109 "Accounting for Income Taxes." The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability resulting in a $1.0 million increase in fiscal 1994 net earnings.

     NET EARNINGS

Fiscal 1994 earnings before the cumulative effect of accounting changes were $42.1 million, compared to fiscal 1993 earnings of $38.4 million. After including the impact of the accounting changes, net earnings were $43.1 million in fiscal 1994, compared to net earnings of $22.6 million for fiscal 1993. Fiscal 1992 net earnings were $40.0 million.

On September 1, 1993, the company adopted Statement of Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." SFAS 109 requires deferred income taxes be determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. This change in accounting, while not affecting cash flow, resulted in a one-time cumulative benefit of $1.0 million in fiscal 1994. In fiscal 1993, the company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulting in a one-time cumulative reduction to net earnings of $15.8 million.


     CAPITAL RESOURCES AND LIQUIDITY

     LONG-TERM DEBT

Long-term debt decreased $12.4 million in fiscal 1994 as cash provided by operations was sufficient to fund the 1994 capital expenditure program, meet working capital and dividend requirements, reduce debt and repurchase company stock. At August 31, 1994, long-term debt was $30.3 million compared to $42.7 million at August 31, 1993. Long-term debt at August 31, 1992 was $22.7 million. The increase in long-term debt in fiscal 1993 was due primarily to the purchase of manufacturing facilities in Groveton, New Hampshire. Long-term debt as a percent of capital decreased to 9.6% in 1994, compared to 14.8% in 1993 and 9.9% in 1992.

At August 31, 1994, $30.0 million was outstanding under the senior promissory notes. This compares with borrowings of $12.0 million under the credit agreement and $30.0 million in senior promissory notes at August 31, 1993.

     CASH PROVIDED BY OPERATIONS

For fiscal 1994, cash provided by operations was $64.7 million or 88.3% above 1993 results of $34.4 million. Cash provided by operations in fiscal 1992 was $45.9 million. Operating cash flow was lower in 1993 than 1994 due to funding the working capital requirements associated with the addition of the Groveton mill. Increased shipments, along with lower unit costs in fiscal 1994, also accounted for part of the improved operating cash flow in 1994 over the previous year. The decline in operating cash flow in 1993 compared to 1992 was driven mainly by increased working capital requirements associated with the Groveton mill.

     CAPITAL EXPENDITURES

Capital expenditures totaled $43.8 million in fiscal 1994, compared to $51.3 million in 1993 and $31.8 million in 1992. The fiscal 1993 expenditures include the purchase of manufacturing facilities in Groveton, New Hampshire for $20.2 million. At the Brokaw mill, work is continuing on a new boiler and feedwater system, with start-up expected by the end of the first quarter of fiscal 1995. Work was completed on Brokaw's largest paper machine, which was converted to produce paper using an alkaline process for increased whiteness and brightness. A machine rebuild was also completed, increasing production and reliability, with a second rebuild scheduled for completion in early fiscal 1995. A new water marking system for No. 4 paper machine was installed to improve quality and increase production and a new sizing system was installed to reduce operating costs. At Groveton, a state-of-the-art color process control system was completed, which reduced production costs and gave both Groveton paper making machines color production capabilities equal to the Brokaw mill.

At the Rhinelander Division, a new $14.5 million silicone coater was approved. The project includes a building expansion and additional rewinding capacity. The new solventless silicone coater will be capable of producing 15,000 tons of coated release papers for the pressure sensitive label industry enabling the mill to expand its RHI-lease product lines. The new coater is expected to start-up in the spring of 1995. An upgrade to No. 9 paper machine at Rhinelander was completed in June 1994, increasing capacity and improving quality on this machine which produces backing paper for the pressure sensitive label industry. Also begun are improvements totaling over $1 million for No. 6 paper machine, which produces mostly packaging and technical grade papers, as well as $1.9 million for an upgrade to Rhinelander's wastewater treatment facility.

As of August 31, 1994, the company was committed to spend approximately $30 million to complete capital projects under construction. These projects include the new silicone coater project, completion of the power distribution system, improvements to No. 6 paper machine and an upgrade to the wastewater treatment plant at Rhinelander; completion of the boiler and feedwater system and the second machine rebuild at Brokaw; and completion of a machine chest at Groveton. Capital commitments at the end of 1993 and 1992 were $32.0 million and $21.5 million, respectively.

In early fiscal 1995, the company's Board of Directors approved over $35 million in capital improvements for the Brokaw mill. In keeping with the Printing and Writing Division's commitment to expand its recycled capabilities, $16.4 million was approved for a secondary fiber system. The project includes a building expansion and additional pulping capacity and a new fiber handling system to process increased recycled and post consumer fiber. In addition, $14.5 million was approved to rebuild, modernize and expand Brokaw's wastewater treatment facility. The company will also invest over $4.5 million for improvements to No. 2 paper machine to increase productivity and enhance product quality.

The company expects capital expenditures to be in excess of $150 million over the next three years.

     FINANCING

The company maintains a revolving credit facility agreement with two banks to provide loans up to $35 million. This credit facility was reduced at the company's request from $65 million in November 1993. On July 19, 1994, the company renewed its $35 million revolving credit facility. The credit facility will permit the company to borrow $35 million through August 1, 1997, at which time, or earlier at the company's option, the agreement converts to a four-year term loan, requiring equal annual payments of principal. Interest rates on these borrowings are based on bank offered rates, the prime lending rate, certificate of deposit rate, treasury rate, or a eurodollar rate. The credit agreement provides the back-up line of credit necessary for the issuance of commercial paper. The company's commercial paper placement agreement, with one of its two major banks, provides for the issuance of up to $40 million of unsecured debt obligations. The company had no commercial paper outstanding at year end. On August 31, 1994, a combined total of $35.0 million was available for borrowing under the company's credit and commercial paper placement agreements. In a separate agreement, the banks participating in the revolving credit facility have provided a $30 million uncommitted line of credit to the company. The company also has available a $2 million short-term line of credit. There was no borrowing against these lines at August 31, 1994.

In June 1993, the company borrowed $30.0 million through the issuance of notes to Prudential Insurance Company of America and its subsidiaries. The loan was in the form of senior unsecured term notes maturing in three to seven years, bearing a fixed interest rate of 6.03%. Proceeds from the notes were used to reduce borrowings from the revolving credit facility.

Cash provided by operations, the revolving credit facility agreement, and the Prudential notes are expected to fund the company's planned capital expenditure requirements, except those that may be required to fund a major expansion or acquisition. The company is of the opinion that sufficient amounts of capital resources are available to achieve both short-term and long-term goals.

     COMMON STOCK REPURCHASE

On April 21, 1994, the company purchased, with authorization from the Board of Directors, 100,000 shares of the company's no par value common stock from a director in a private transaction at the average market price on the day of the transaction.

On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,350,000 shares of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. As of August 31, 1994, the company had repurchased 90,000 shares at market prices ranging from $23.875 per share to $24.625 per share.

     DIVIDENDS

During 1994, the Board of Directors declared cash dividends of $.24 per share, an increase of 14.3% over the $.21 per share declared in 1993.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


WIPFLI ULLRICH BERTELSON
Certified Public Accountants

To the Shareholders and Board of Directors
Wausau Paper Mills Company
Wausau, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Mills Company and Subsidiaries as of August 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended August 31, 1994 and the supporting schedules listed in the accompanying index to financial statements. These financial statements and supporting schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supporting schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and supporting schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau Paper Mills Company and Subsidiaries at
August 31, 1994 and 1993, and the results of their operations and cash flows for each of the years in the three-year period ended August 31, 1994, and the supporting schedules present fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

As discussed in Note 8 and Note 7 of the Notes to Consolidated
Financial Statements, the company changed its method of accounting for income taxes in 1994 and its method of accounting for postretirement benefits other than pensions in 1993.

We hereby consent to the incorporation by reference of this report in the Registration Statements on Forms S-8 filed with the

Securities and Exchange Commission by Wausau Paper Mills Company on January 3, 1992 and January 27, 1988.


                              Wipfli Ullrich Bertelson
                              WIPFLI ULLRICH BERTELSON
                              September 20, 1994
                              Wausau, Wisconsin
           MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Wausau Paper Mills Company is responsible for the integrity and objectivity of the financial data contained in the financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances and, where necessary, reflect informed judgments and estimates of the effects of certain events and transactions based on currently available information at the date the financial statements were prepared.

The company's management depends on the company's system of internal accounting controls to assure itself of the reliability of the financial statements. The internal control system is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and transactions are executed in accordance with management's authorizations and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Periodic reviews are made of internal controls by management and corrective action is taken if needed.

The Board of Directors reviews and monitors financial statements through its audit committee. The audit committee meets with the independent public accountants and management to review internal accounting controls, auditing and financial reporting matters.

The independent public accountants are engaged to provide an objective and independent review of the company's financial statements in accordance with generally accepted auditing standards and to express an opinion thereon. The report of the company's independent public accountants is included in this annual report.


San W. Orr, Jr.                     Daniel D. King
SAN W. ORR, JR.                     DANIEL D. KING
Chairman of the Board of Directors  President and Chief Operating
and Chief Executive Officer           Officer

Steven A. Schmidt
STEVEN A. SCHMIDT
Vice President, Finance,
  Secretary and Treasurer
      INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

Consolidated Statements of Income for years ended
     August 31, 1994, 1993 and 1992. . . . . . . . . . . . .  22

Consolidated Balance Sheets as of August 31, 1994
     and 1993. . . . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Shareholders' Equity for
     years ended August 31, 1994, 1993 and 1992. . . . . . .  25

Consolidated Statements of Cash Flows for years ended
     August 31, 1994, 1993 and 1992. . . . . . . . . . . . .  26

Notes to Consolidated Financial Statements . . . . . . . . .  27

Schedules for the years ended August 31, 1994, 1993 and 1992

     Schedule V - Property, Plant and Equipment. . . . . . .  45
     Schedule VI - Accumulated Depreciation of Property,
          Plant and Equipment. . . . . . . . . . . . . . . .  46
     Schedule VIII - Valuation and Qualifying Accounts . . .  47
     Schedule X - Supplementary Income Statement Information  47

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated
Financial Statements and Notes thereto.

         WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts in thousands,
except per share data)                  For the years ended August 31,
                                        1994         1993         1992
Net Sales                             $426,504     $381,816     $370,935
  Cost of products sold                329,191      292,879      285,422
                                      --------     --------     --------

Gross Profit                            97,313       88,937       85,513
  Selling, administrative and
    research expenses                   27,323       26,027       23,099
                                      --------     --------     --------

Operating Profit                        69,990       62,910       62,414
  Interest expense                   (   1,958)   (   1,272)   (   1,126)
  Debt discount amortization                                   (      72)
  Interest income                          111           38           38
  Other income and expense - net     (      91)          95           55
                                      --------     --------     --------

Earnings Before Income Taxes and
Cumulative Effect of Changes in
Accounting Principles                   68,052       61,771       61,309
  Provision for income taxes            26,000       23,400       21,300
                                      --------     --------     --------
Earnings Before Cumulative
Effect of Changes in Accounting
Principles                              42,052       38,371       40,009
  Cumulative effect of changes in
    accounting principles
      Postretirement benefits (net
        of income taxes)                          (  15,750)
      Income taxes                       1,000
                                      --------     --------     --------

Net Earnings                          $ 43,052     $ 22,621     $ 40,009
                                      ========     ========     ========

Earnings Per Share Before Cumulative
Effect of a Change in Accounting
Principle                             $   1.56     $   1.42     $   1.49
Cumulative effect of a change in
    accounting principles
      Postretirement benefits (net
        of income taxes)                          (    0.58)
      Income taxes                        0.04
                                      --------     --------     --------

Net Earnings Per Common Share         $   1.60     $   0.84     $   1.49
                                      ========     ========     ========

See accompanying notes to consolidated financial statements.

All per share data have been restated to reflect four-for-three stock splits occurring in
1994 and 1993, and a two-for-one stock split occurring in 1992.

  WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)               As of August 31,
                                               1994          1993
Assets

Current Assets
Cash and cash equivalents                  $  3,214      $  2,624
Accounts and notes receivable:
  Customers, less allowances of
    $4,644 in 1994 and $3,666
    in 1993                                  33,603        28,862
  Other                                       1,506         2,075
Inventories                                  60,222        59,659
Deferred income taxes                         6,931         5,239
Other                                           458           462
                                           --------      --------
Total current assets                        105,934        98,921
                                           --------      --------
Property, Plant and Equipment
Buildings                                    42,060        38,306
Machinery and equipment                     320,546       290,317
                                           --------      --------
                                            362,606       328,623
Less:  Accumulated depreciation           ( 133,178)    ( 117,308)
                                           --------      --------
                                            229,428       211,315
Land                                          1,433         1,968
Timberlands, net of depletion of
  $598 in 1994 and $551 in 1993               1,541         1,490
Capital additions in process                 14,670         7,066
                                           --------      --------
Total property, plant and equipment         247,072       221,839
                                           --------      --------

Other Assets
Deferred charges and other assets             8,383         8,823
                                           --------      --------
Total Assets                               $361,389      $329,583
                                           ========      ========

See accompanying notes to consolidated financial statements.

(all dollar amounts in thousands)               As of August 31,
                                               1994          1993
Liabilities

Current Liabilities
Current maturities of long-term debt       $    462      $    504
Accounts payable                             25,325        18,833
Accrued salaries and wages                    8,960         8,490
Accrued and other liabilities                11,117        12,053
Accrued income taxes                            192         2,034
                                           --------      --------
Total current liabilities                    46,056        41,914
                                           --------      --------
Long-Term Liabilities
Long-term debt                               30,270        42,712
Deferred income taxes                        31,945        28,220
Postretirement benefits                      28,682        26,590
Pension                                       6,139         3,940
Other liabilities                             3,479         3,068
                                           --------      --------
Total long-term liabilities                 100,515       104,530
                                           --------      --------
Commitments and contingencies

Shareholders' Equity
Preferred stock:  (500,000 shares
  authorized) no par value
    No shares issued
Common stock:  (36,000,000 shares
  authorized) no par value
    28,248,240 shares issued - 1994
    21,186,683 shares issued - 1993          80,380        79,437
Retained earnings                           143,424       106,859
                                           --------      --------
                                            223,804       186,296
Less:  Treasury stock at cost
  (1,390,210 shares in 1994 and
   967,193 shares in 1993)                (   7,604)    (   3,087)

Net loss not recognized as
  pension expense (net of deferred
  taxes)                                  (   1,382)    (      70)
                                           --------      --------
Total shareholders' equity                  214,818       183,139
                                           --------      --------
Total Liabilities and Shareholders'
  Equity                                   $361,389      $329,583
                                           ========      ========

               WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(all dollar amounts                  Common Stock         Additional
in thousands except                  ------------           Paid-In     Retained
share data)                    Shares Issued     Amount     Capital     Earnings
Balance August 31, 1991          7,945,250     $ 11,123     $ 67,430   $ 55,067
  Net earnings, 1992                                                     40,009
  Cash dividends declared                                             (   5,152)
  Two-for-one stock split        7,945,249
  Elimination of par value                       67,430    (  67,430)
  Stock options exercised                     (       2)
  Stock option discount
    (net of deferred taxes)                         779
  Change in unrecognized
    pension expense (net of
    deferred taxes)             ----------     --------     --------   --------

Balance August 31, 1992         15,890,499     $ 79,330     $      0   $ 89,924
  Net earnings, 1993                                                     22,621
  Cash dividends declared                                             (   5,686)
  Four-for-three stock split     5,296,184
  Stock options exercised                           107
  Change in unrecognized
    pension expense (net of
    deferred taxes)             ----------     --------     --------   --------

Balance August 31, 1993         21,186,683     $ 79,437     $      0   $106,859
  Net earnings, 1994                                                     43,052
  Cash dividends declared                                             (   6,487)
  Four-for-three stock split     7,061,557
  Purchase of treasury shares
  Stock options exercised                           943
  Change in unrecognized
    pension expense (net of
    deferred taxes)                            $            $          $
                                ----------     --------     --------   --------

Balance August 31, 1994         28,248,240     $ 80,380     $      0   $143,424
                                ==========     ========     ========   ========


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(all dollar amounts                Treasury Stock                    Common       Total
in thousands except                --------------    Net Pension  Stock-Shares
Shareholders'
share data)                       Shares     Amount   Adjustment   Outstanding    Equity
Balance August 31, 1991          (371,198) ($  3,158) ($    428)    7,574,052    $130,034
  Net earnings, 1992                                                               40,009
  Cash dividends declared                                                       (   5,152)
  Two-for-one stock split        (371,197)                          7,574,052
  Elimination of par value
  Stock options exercised           4,000         17                    4,000          15
  Stock option discount
    (net of deferred taxes)                                                           779
  Change in unrecognized
    pension expense (net of
    deferred taxes)                                         304                       304
                                  -------   --------    -------    ----------    --------

Balance August 31, 1992          (738,395) ($  3,141) ($    124)   15,152,104    $165,989
  Net earnings, 1993                                                               22,621
  Cash dividends declared                                                       (   5,686)
  Four-for-three stock split     (244,131)                          5,052,053
  Stock options exercised          15,333         54                   15,333         161
  Change in unrecognized
    pension expense (net of
    deferred taxes                                           54                        54
                                  -------   --------   --------    ----------    --------

Balance August 31, 1993          (967,193) ($  3,087) ($     70)   20,219,490    $183,139
  Net earnings, 1994                                                               43,052
  Cash dividends declared                                                       (   6,487)
  Four-for-three stock split     (319,695)                          6,741,862
  Purchase of treasury shares    (190,000) (   4,959)               ( 190,000)  (   4,959)
  Stock options exercised          86,678        442                   86,678       1,385
  Change in unrecognized
    pension expense (net of
    deferred taxes)                         $         ($  1,312)                ($  1,312)
                                --------    --------   --------    ----------    --------
Balance August 31, 1994       (1,390,210)  ($  7,604) ($  1,382)   26,858,030    $214,818
                               =========    ========   ========    ==========     =======

See accompanying notes to consolidated financial statements.

               WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts in thousands)                      For the Years Ended August 31,
                                                        1994        1993        1992
Operating Activities:
Net earnings                                         $ 43,052    $ 22,621    $ 40,009
Cumulative effect of accounting changes              (  1,000)     15,750
Noncash items:
  Provision for depreciation, depletion and
   amortization                                        17,635      15,445      13,760
  Loss on property, plant and equipment disposals         231         123         364
  Deferred income taxes                                 3,033       2,568       4,704
Changes in operating assets and liabilities:
  Receivables                                        (  4,172)   (  1,929)   (  2,923)
  Inventories                                        (    563)   ( 22,463)   (  7,661)
  Other assets                                            423    (    907)        563
  Accounts payable and other liabilities                7,942       3,062    (    703)
  Accrued income taxes                               (  1,842)        105    (  2,216)
                                                      -------     -------     -------

Net Cash Provided by Operating Activities              64,739      34,375      45,897
                                                      -------     -------     -------

Investing Activities:
Capital expenditures                                 ( 42,056)   ( 51,026)   ( 30,165)
Proceeds from property, plant and equipment
  disposal                                                615          52          35
                                                      -------     -------     -------

Net Cash Used in Investing Activities                ( 41,441)   ( 50,974)   ( 30,130)
                                                      -------     -------     -------

Financing Activities:
Borrowings (repayments) under revolving credit
  facility                                           ( 12,000)   (  7,000)      5,000
Repayment of long-term debt                          (    508)   (    363)   (  8,651)
Net proceeds from issuance of long-term notes                      30,000
Net repayments of commercial paper                                           (  8,642)
Dividends paid                                       (  6,291)   (  5,559)   (  5,000)
Proceeds from stock option exercises                    1,050         161          15
Payment for purchase of treasury stock               (  4,959)
                                                      -------     -------     -------
Net Cash Provided by (Used in) Financing Activities  ( 22,708)     17,239    ( 17,278)
                                                      -------     -------     -------

Net increase (decrease) in cash and cash equivalents      590         640    (  1,511)
Cash and cash equivalents at beginning of year          2,624       1,984       3,495
                                                      -------     -------     -------

Cash and Cash Equivalents at End of Year             $  3,214    $  2,624    $  1,984
                                                     ========    ========    ========

Supplemental Cash Flow Information:
Interest paid (net of amount capitalized)            $  1,903    $    928    $  1,554
Income taxes paid                                      23,598      20,763      18,944

Noncash investing and financing activities:  Capital lease obligations of $24, $550 and
$80 in 1994, 1993 and 1992, respectively, were incurred when the company entered into leases for new equipment.

See accompanying notes to consolidated financial statements.

WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue is recognized upon shipment of goods and transfer of title to the customer. The company grants credit to customers in the ordinary course of business. A substantial portion of the company's accounts receivable is with customers in various paper converting industries or the paper merchant business. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their geographic dispersion.

CASH EQUIVALENTS - The company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less.

INVENTORIES - Pulpwood, finished paper products and selected raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT - Plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts and any resulting gains or losses are included in the statements of income.

Buildings are depreciated over a 25- to 45-year period; machinery and equipment over a 4- to 16-year period. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements which extend the useful lives of the assets are added to the plant and equipment accounts.

Equipment financed by long-term leases, which in effect are installment purchases, have been recorded as assets and the related obligations as debt.

Land is stated at cost. Timberlands are at cost less the pro rata cost of timber harvested since acquisition. Depletion expense is calculated using the block method.

INCOME TAXES - Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax asset and liability. See Note 8 for change in accounting principle in 1994.

EARNINGS PER SHARE - Earnings per common share are based on the weighted average number of common shares outstanding. Dilution of earnings per common share due to common stock equivalents (stock options) is negligible and, accordingly, no dilution has been reported.

NOTE 2.  INVENTORIES
(all dollar amounts in thousands)              1994        1993
Raw materials                               $ 21,508    $ 16,343
Supplies                                      15,420      15,347
Work in process and finished goods            37,128      34,933
                                            --------    --------
Inventories at cost                           74,056      66,623
LIFO reserve                                ( 13,834)   (  6,964)
                                            --------     -------

Net inventories                             $ 60,222    $ 59,659
                                            ========    ========

Because various components of the inventories are valued by use of the last-in, first-out (LIFO) method, it is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process.

NOTE 3.  ACCRUED AND OTHER LIABILITIES
(all dollar amounts in thousands)              1994        1993
Employee retirement plans                   $  1,674    $  2,436
Taxes other than income                        1,503       1,599
Interest                                         419         388
Stock appreciation rights                      2,873       3,427
Other                                          4,648       4,203
                                            --------    --------
Totals                                      $ 11,117    $ 12,053
                                            ========    ========

NOTE 4.  DEBT

The company's long-term debt, excluding current maturities as of
August 31, is outlined below:
(All dollar amounts in thousands)              1994        1993
6.03% Senior promissory notes               $ 30,000    $ 30,000
Revolving credit facility agreement                       12,000
Capitalized leases                               270         712
                                            --------    --------
Totals                                      $ 30,270    $ 42,712
                                            ========    ========

The company has outstanding $30 million in unsecured senior promissory notes. Interest is payable quarterly on the outstanding balance at a rate of 6.03% per annum. Principal is payable in ten equal semi-annual installments beginning
December 18, 1995, with the final payment due June 16, 2000.

During 1994, the company amended its revolving credit agreement it had previously established. The amended agreement grants the company an unsecured revolving credit facility of $35 million with two banks which continues through August 1, 1997 at which time, or earlier at the company's option, the revolving credit converts to a term loan facility, and the loans then outstanding are payable in four equal annual installments. There were no borrowings against this agreement at August 31, 1994. The company may elect the base for interest from either domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The weighted-average interest rate on borrowings under the revolving credit facility was 3.58% at August 31, 1993. The credit agreement provides for commitment fees during the revolving loan period. Fees are based on .125% per annum on the unused portions of the commitment, payable monthly.

The senior promissory notes and the revolving credit facility agreement require the company to comply with certain covenants, one of which requires the company maintain minimum net worth. At August 31, 1994, $63,704,000 of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior promissory notes.

The company maintains a commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which requires unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper.


The difference between the book and the fair market value of the long-term debt is not material.

The aggregate annual maturities of long-term debt for the next five years are:
(all dollar amounts                                       There-
 in thousands)     1995    1996    1997    1998    1999   after
                   ----    ----    ----    ----    ----   -----
                 $  462  $6,270  $6,000  $6,000  $6,000   $6,000

Annual maturities will be affected by future borrowing under the revolving credit facility agreement.

The banks participating in the revolving credit agreement have provided separate uncommitted revolving lines of credit to the company in an aggregate amount of up to $30 million. The specific terms of any revolving loans borrowed pursuant to these lines of credit will be negotiated at the time of the borrowing and any revolving loans so borrowed will be payable on demand. In addition, the company has a $2 million line of credit with interest payable at the prime rate. The line does not require a compensating balance or a commitment fee. There was no borrowing against these lines at August 31, 1994.

NOTE 5.  LEASE COMMITMENTS

The company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements.
Property, plant and equipment includes the following amounts for capitalized leases:
(all dollar amounts in thousands)        1994         1993
Machinery and equipment               $  2,083     $  2,059
Allowance for amortization           (   1,168)   (     776)
                                      --------     --------
Net value                             $    915     $  1,283
                                      ========     ========

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1994:
                                              Capital    Operating
(all dollar amounts in thousands)             Leases       Leases
1995                                         $   496      $   204
1996                                             279          153
1997                                                           55
1998                                                           33
1999                                                           33
Thereafter                                                    176
                                             -------      -------
Total Minimum Payments                           775          654
Amounts representing interest                (    43)
                                             -------      -------
Present value of net minimum lease payments  $   732      $   654
                                             =======      =======

The future minimum payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosure in
Note 4.

Rental expense for all operating leases consisted of:
(all dollar amounts in thousands)     1994       1993       1992
Minimum rentals                     $ 1,334    $ 1,183    $ 1,115
Contingent rentals                      213        366        397
                                    -------    -------    -------
Totals                              $ 1,547    $ 1,549    $ 1,512
                                    =======    =======    =======

Contingent rentals are based upon usage.

NOTE 6.  INTEREST EXPENSE AND CAPITALIZED INTEREST
(all dollar amounts in thousands)   Total                   Net
                                   Interest  Capitalized  Interest
                                   Expense    Interest     Expense
1994                               $  2,185   $    227    $  1,958
1993                                  1,350         78       1,272
1992                                  1,206         80       1,126

NOTE 7.  RETIREMENT PLAN

Substantially all employees are covered under retirement plans. The defined benefit plans covering salaried employees provide benefits based on final average pay formulas; the plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The plans are funded in accordance with federal laws and regulations.

The company selected a measurement date of plan assets of May 31, 1994 and 1993.

The components of net periodic pension cost follow:
(all dollar amounts in thousands)     1994       1993       1992
Service cost                        $ 2,020    $ 1,663    $ 1,279
Interest cost                         3,791      3,233      2,656
Actual return on assets            (  1,066)  (  3,875)  (  4,568)
Net amortization and deferral      (  1,843)     1,567      2,558
                                    -------    -------    -------
Net pension cost                    $ 2,902    $ 2,588    $ 1,925
                                    =======    =======    =======

The following table sets forth the benefit obligations and funded status of the plans at August 31:
                                          1994                          1993
                                Plan With      Plan With      Plan With      Plan With
                                Assets Ex-     Assets Less    Assets Ex-     Assets Less
                                ceeding        Than Accumu-   ceeding        Than Accumu-
                                Accumulated    lated          Accumulated    lated
(all dollar amounts in          Benefit        Benefit        Benefit        Benefit
thousands)                      Obligation     Obligation     Obligation     Obligation
Actuarial present value of
  benefit obligations:
Vested benefits                  ($ 25,203)    ($ 16,367)     ($ 22,897)     ($ 12,544)
Nonvested benefits               (   4,465)    (   3,564)     (   4,737)     (   3,816)
                                  --------      --------       --------       --------
Accumulated benefit obligations  (  29,668)    (  19,931)     (  27,634)     (  16,360)
Additional amounts related to
  projected salary increases     (   3,986)    (     434)     (   3,602)     (     278)
                                  --------      --------       --------       --------
Projected benefit obligation     (  33,654)    (  20,365)     (  31,236)     (  16,638)
Plan assets at market value at
  May 31                            33,268        12,890         32,841         12,207
                                  --------      --------       --------       --------
Plan assets in excess of (less
  than) projected benefit
  obligation                     (     386)    (   7,475)         1,605      (   4,431)
Unrecognized net loss (gain)
  from past experience and
  effect of changes in
  assumptions                        1,424         2,704      (   1,316)           115
Prior service costs not yet
  recognized                         3,210         2,817          3,482          2,986
Unrecognized initial net
  obligation (asset)             (   1,682)          645      (   1,854)           717
Cash contributions to plans
  subsequent to May 31                  80             8            158
Adjustment to recognize minimum
  liability                                    (   5,756)                    (   3,556)
                                 ---------      --------       --------       --------
Net pension asset (liability)
  recognized in the consolidated
  balance sheets                 $   2,646     ($  7,058)      $  2,075      ($  4,169)
                                 =========      ========       ========       ========

Projected benefit obligations were determined using an assumed discount rate of 7.5% and 8.0% and assumed rates of increases in future compensation levels of 5.0% and 5.5% in 1994 and 1993, respectively. The assumed long-term rate of return on plan assets was 8.0%. Plan assets consist principally of publicly traded stocks and fixed income securities.

The company's defined contribution pension plan provides for company contributions based on a percentage of employee contributions. The cost of such plans totaled $445,000 in 1994, $420,000 in 1993 and $637,000 in 1992.

The company has deferred compensation or supplemental retirement agreements with certain present and past key officers and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation and supplemental retirement agreements does not represent a material amount.

In the fourth quarter of fiscal 1993, the company adopted the provisions of Statements of Financial Accounting Standard (SFAS)
No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions," effective as of September 1, 1992.

SFAS 106 requires the estimated cost of retiree benefit payments, primarily health and life insurance, to be accrued during the employees' active service period. Previously, the cost of these benefits was expensed as paid. The company elected to immediately recognize the accumulated liability as of September 1, 1992, which resulted in a one-time noncash charge against earnings of $25,000,000 before taxes and $15,750,000 after taxes, or $.58 per share (as restated). In addition, the effect of this change on 1993 operating results was to recognize an additional pretax expense of $1,590,000 and after-tax expense of $987,000, or $.04 per share (as restated). Previously reported quarterly earnings for 1993 have been restated for the effect of this change, as if it had been adopted on September 1, 1992, as presented on page 41.

Postretirement benefit cost includes the following components:

(all dollar amounts in thousands)              1994        1993
Service cost                                $    994    $    750
Interest cost                                  2,085       1,875
                                            --------    --------
Net periodic postretirement benefit cost    $  3,079    $  2,625
                                            ========    ========

The plan's status at August 31, was as follows:
(all dollar amounts in thousands)              1994        1993
Actuarial present value of benefit
  obligation:
Retirees                                    $  9,295    $  7,699
Fully eligible active participants             8,326       8,490
Other active participants                      9,853      10,401
                                            --------    --------
Accumulated postretirement benefit
  obligation                                  27,474      26,590
Unrecognized net gain                          1,208
                                            --------    --------
Accrued postretirement benefit liability    $ 28,682    $ 26,590
                                            ========    ========

For 1994, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% declining by 1% annually for seven years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.

For 1993, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13.0% declining by 1.0% annually for seven years to an ultimate rate of 6.0%. The weighted average discount rate used was 8.0%.

A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, by approximately $3,541,000 or 12.9% in 1994 and $3,358,000, or 12.6% in 1993. The effect of this change on the aggregate of the service and interest cost would be an increase of $451,000 or 14.6% in 1994 and $593,000, or 22.6%
for 1993.

FUTURE ACCOUNTING CHANGE: Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," effective September 1, 1994, is not expected to have a material impact on the company's financial position or results of operations.

NOTE 8.  INCOME TAXES

Effective September 1, 1993, the company adopted the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standard (SFAS) No. 109. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax assets and liability. Previously, the company used the deferral method which provided for deferred income taxes on the basis of income and expense items reported for financial accounting and tax purposes in different periods.

The company elected to recognize the cumulative effect of the change as of September 1, 1993, totaling $1,000,000, as a credit to income in the current year. The effect of the change in method did not have a material effect in 1994.

The provision for income taxes is comprised of the following:
(all dollar amounts in thousands)      1994       1993       1992
Currently payable
  Federal                           $ 20,245   $ 18,821   $ 15,338
  State                                2,722      1,820      1,013
                                    --------   --------   --------
                                      22,967     20,641     16,351
                                    --------   --------   --------
Deferred
  Federal                              2,688      1,571      4,161
  State                                  345      1,188        788
                                    --------   --------   --------
                                       3,033      2,759      4,949
                                    --------   --------   --------
Totals                              $ 26,000   $ 23,400   $ 21,300
                                    ========   ========   ========

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
(all dollar amounts in thousands)     1994                 1993                 1992

Federal statutory tax rate     $ 23,818     35%     $ 21,416     35%     $ 20,845     34%
State taxes net of federal
  tax benefits                    1,994      3%        1,179      2%        1,189      2%
Other                               188                  805      1%    (     734)   ( 1%)
                               --------     ---     --------     ---     --------     ---

Consolidated effective tax     $ 26,000     38%     $ 23,400     38%     $ 21,300     35%
                               ========     ===     ========     ===     ========     ===

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities.  The major temporary differences that give rise to the deferred tax assets and liabilities at
August 31, 1994 are as follows:
(all dollar amounts in thousands)
Deferred tax asset:
Allowances on accounts receivable               $    787
Accrued compensated absences                       1,689
Stock appreciation rights plans                    1,149
Inventories                                        1,630
Postretirement benefits                           11,454
Other                                              1,338
                                                --------
Gross deferred tax asset                          18,047
                                                --------
Deferred tax liability:
Property, plant and equipment                  (  41,875)
Other                                          (   1,186)
                                                --------
Gross deferred tax liability                   (  43,061)
                                                --------
Net deferred tax liability                     ($ 25,014)
                                                ========

The total deferred tax liabilities (assets) as presented in the accompanying balance sheets are as follows:
(all dollar amounts in thousands)
Net long-term deferred tax liabilities          $ 31,945
Net current deferred tax assets                (   6,931)
                                                --------
Net deferred tax liability                      $ 25,014
                                                ========

For the years ended August 31, 1993 and 1992, the components of deferred tax expense are as follows:
(all dollar amounts in thousands)           1993         1992
Excess of tax over book depreciation     $  4,571     $  3,508
Bad debt allowance                      (      12)          55
Accrued expenses                        (   1,946)   (      46)
Other - Net                                   146        1,432
                                         --------     --------
Totals                                   $  2,759     $  4,949
                                         ========     ========

NOTE 9.  STOCK OPTIONS AND APPRECIATION RIGHTS

The company maintains the 1981 and 1991 Employee Stock Option Plans. Each plan specifies purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

Options are granted for terms of 10 to 20 years, the option price being equal to the fair market value of the company's common stock at the date of grant under the 1981 plan and for incentive options granted under the 1991 plan. The option price for non-qualified options under the 1991 plan may not be less than 50% of the fair market value of the company's common stock at the date of grant.

During 1992, options were granted under the 1991 Employee Stock Option Plan. The options are earned over a three-year period based upon the satisfaction of operating goals set forth in the agreement. A total of 88,894 and 65,780 options terminated in 1994 and 1993, respectively, when operating goals were not met.

The following table summarizes the activity relating to the
company's stock option plans:
STOCK OPTIONS:                              1994            1993            1992
Options outstanding at beginning
  of the year (number of shares)         490,744         476,968         305,412
Granted                                    7,112         113,333         178,667
Terminated                              ( 88,894)      (  76,447)
Exercised                               ( 89,379)      (  23,110)      (   7,111)
                                         -------        --------        --------
Options outstanding at end of
  year (number of shares)                319,583*        490,744         476,968
                                         =======         =======         =======
Options exercisable at end of
  year (number of shares)                296,916**       338,301         287,635
                                         =======         =======         =======
Price range of options exercised     $2.07-13.75     $2.07-18.06     $      2.07
Price range of outstanding options   $2.07-24.94     $2.07-24.94     $2.07-18.06
                                     -----------     -----------     -----------

*285,476 and 34,107 options granted and remain outstanding under the 1991 Employee Stock Option Plan and the 1981 Employee Stock
Option Plan, respectively.

**262,809 and 34,107 options granted and are exercisable under the 1991 Employee Stock Option Plan and the 1981 Employee Stock Option Plan, respectively.

All shares and option prices have been restated to reflect the four-for-three stock splits occurring in 1994 and 1993, and the two-for-one stock split occurring in 1992.

The 1990 Stock Appreciation Rights Plan entitles certain officers and key employees the right to receive cash equal to the sum of the appreciation in value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in company stock. The 1988 Management Incentive Plan entitles certain management employees the right to receive similar cash payments. The stock appreciation rights granted under both plans may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights based upon the quoted market value of the shares and the exercise provisions.

The following table summarizes the activity relating to the
company's stock appreciation rights plans:
STOCK APPRECIATION RIGHTS:           1994        1993       1992
Rights outstanding at beginning
  of the year (number of shares)  144,222     221,644    243,156
Exercised                         ( 10,000)  (  77,422)  ( 21,512)
                                   -------    --------    -------
Rights outstanding at end of
  year (number of shares)          134,222     144,222    221,644
                                   =======     =======    =======
Rights exercisable at end of
  year (number of shares)          134,222     117,555    180,311
                                   =======     =======    =======
Price range of outstanding
  stock appreciation rights     $6.14-8.61  $6.14-8.61 $6.14-8.61
                                ----------  ---------- ----------
RIGHTS GRANTED AND REMAIN
OUTSTANDING UNDER THE FOLLOWING
PLANS AT THE END OF THE YEAR        1994      1993      1992
                                    ----      ----      ----

1990 Stock Appreciation Rights
  Plan                                                   66,667
1988 Management Incentive Plan      134,222   144,222   154,977
                                    -------   -------   -------
Total rights outstanding at end
  of the year (number of shares)    134,222   144,222   221,644
                                    =======   =======   =======
RIGHTS EXERCISABLE UNDER THE
FOLLOWING PLANS AT THE END
OF THE YEAR                           1994      1993      1992
                                      ----      ----      ----

1990 Stock Appreciation Rights
  Plan                                                   66,667
1988 Management Incentive Plan      134,222   117,555   113,644
                                    -------   -------   -------
Total rights exercisable at end
  of the year (number of shares)    134,222   117,555   180,311
                                    =======   =======   =======

All shares and price ranges have been restated to reflect the four-for-three stock splits occurring in 1994 and 1993, and the two-for-one stock split occurring in 1992.

The company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in company stock. During 1992, 178,667 dividend equivalents were granted under the plan. The dividend equivalents granted in 1992 and 24,000 of the dividend equivalents granted in 1993 are earned over a three-year period based upon the satisfaction of operating goals set forth in the agreement. A total of 81,778 and 65,780 dividend equivalents terminated in 1994 and 1993, respectively, when operating goals were not met.

DIVIDEND EQUIVALENTS:                 1994      1993      1992
Equivalents outstanding at
  beginning of the year
  (number of shares)                407,999   400,889   222,222
Granted                                        90,667   178,667
Exercised                          (222,222) (  7,110)
Terminated                         ( 81,778) ( 76,447)
                                    -------   -------   -------
Equivalents outstanding at end
  of year (number of shares)        103,999   407,999   400,889
                                    =======   =======   =======
Equivalents exercisable at end
  of year (number of shares)        103,999   288,889   222,222
                                    =======   =======   =======

All shares have been restated to reflect the four-for-three stock splits occurring in 1994 and 1993, and the two-for-one stock split occurring in 1992.

The impact of all stock options, dividend equivalents and stock appreciation rights for the years ended August 31, 1994, 1993 and 1992 was income of $283,000, expense of $1,934,000 and expense of $1,208,000, respectively.

NOTE 10.  SHAREHOLDERS' EQUITY

On December 16, 1991, the shareholders of the company approved a resolution which amended the company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000 shares, par value $.50 (stated value $1.40), to 36,000,000 shares, without par value. The authorized shares of preferred stock were changed from $1.00 par value to shares without par value. The additional paid-in capital account has been combined with common stock as presented in the Consolidated Statements of Shareholders' Equity.

NOTE 11.  RESEARCH EXPENSES

Research expenses charged to operations were $1,158,000 in 1994, $957,000 in 1993 and $868,000 in 1992.

NOTE 12.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY
TRANSACTIONS

The company is involved in various legal proceedings in the normal course of business. It is the opinion of management that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or on the operations of the company.

As of August 31, 1994, the company was committed to spend approximately $30 million to complete capital projects which were in various stages of completion.

Rhinelander Paper Company Inc., a subsidiary of the company, has signed an agreement with Wisconsin Public Service Corporation. Under the terms of the agreement, Wisconsin Public Service Corporation will fund, construct, own and operate a high-efficiency cogeneration power plant. The Rhinelander division will become the plant's exclusive steam customer. The agreement has a term of 35 years from the initial date of commercial operation, which is projected to be in 1998. Upon start up of the project and delivery of steam, the company will incur fixed and variable charges under the agreement. Fixed charges will be subject to certain force majeure and payment deferral provisions, and, unless the utility company fails to supply steam, such fixed costs are approximately $7 million annually. In addition, the variable cost of steam and electricity purchased is determined by a formula based on the operating and maintenance costs of the facility determined on a monthly basis.

During fiscal 1994, the company purchased 100,000 shares of the company's no-par value common stock from a director in a private transaction at $27.625 per share, the average market price on the day of the transaction.

NOTE 13.  MAJOR CUSTOMERS

One customer accounted for 12.3% of net sales aggregating
$52,313,000, 11.2% of net sales aggregating $42,812,000 and 10.4%
of net sales aggregating $38,482,000 in 1994, 1993 and 1992, respectively.

QUARTERLY DATA (UNAUDITED)
(all dollar amounts                    1994                                    1993
in thousands, except                   ----                                    ----
per share data)        Fourth     Third    Second     First    Fourth     Third    Second   First
Net Sales            $111,355  $108,709  $ 97,709  $108,731  $ 99,485  $100,268  $ 87,269  $ 94,794

Gross profit           22,179    26,413    22,830    25,891    26,691    25,333    17,927    18,986
Operating profit       15,442    20,748    15,335    18,465    18,316    18,806    13,333    12,455

Earnings before
  cumulative effect
  of accounting
  changes               9,361    12,516     9,114    11,061    10,676    11,583     8,305     7,807
  Per share             $0.35     $0.46     $0.34     $0.41   $  0.39   $  0.43   $  0.31   $  0.29
Net earnings (loss)     9,361    12,516     9,114    12,061    10,676    11,583     8,305   ( 7,943)
  Per share             $0.35     $0.46     $0.34     $0.45   $  0.39   $  0.43   $  0.31   $ (0.29)

Per share basis:
  Cash dividends*       $0.06     $0.06     $0.12             $0.0525   $0.0525   $ 0.105
  Common Stock
   price
   (closing)**
    High              $ 26.50   $ 34.00   $ 32.63   $ 30.38   $ 29.63   $ 26.63   $ 27.00   $ 27.29
    Low               $ 22.25   $ 25.50   $ 27.94   $ 27.56   $ 24.00   $ 22.31   $ 22.01   $ 17.86

*Dividends reported as of declaration date. During each year presented, two quarterly dividends were declared in the second quarter.
**Such prices reflect the high and low "closing" price quotation on the Nasdaq National Market System and do not reflect markups, markdowns or commissions and may not necessarily reflect actual transactions.

The estimated effective tax rate utilized for the first three quarters of each fiscal year was different than the final annual effective rate and the adjustment of income taxes was all reflected in the quarter ended August 31 of each fiscal year.

All per share data has been restated to reflect the four-for-three stock splits occurring in 1994 and 1993.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors is incorporated in this 10-K by reference to the table on page 4 of the registrant's 1994 Proxy
Statement. Information relating to officers is found in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to executive compensation is incorporated in this 10-K by reference to the registrant's 1994 Proxy Statement page 5 under the subcaption "Director Compensation" and pages 6 thru 11.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated by reference to the registrant's 1994 Proxy Statement under the caption "Beneficial
Ownership of Shares," pages 2 and 3.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During fiscal 1994, the company purchased 100,000 shares of the company's no-par value common stock from David B. Smith, Jr., a director, in a private transaction at $27.625 per share, the average market price on the day of the transaction.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a) Financial statements and financial statement schedules, filed as part of this report and required by Item 14(d), are set forth on page 18 herein.

(b)   Reports on Form 8-K.
      No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1994.

(c)   Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed with the Securities and Exchange
Commission as part of this report.

Exhibit 3 - Articles of Incorporation and Bylaws

     a.     Articles of Incorporation, as amended
            12/18/91 . . . . . . . . . . . . . . . . .    33-45(2)
     b.     Bylaws, as restated 7/17/92. . . . . . . .    46-81(2)

Exhibit 4 - Instruments Defining the Rights of
Security Holders

     a.     Articles and Bylaws (see Exhibit 3)

Exhibit 10 - Material Contracts*

     a.     Executive Officers' Deferred Compensation
            Retirement Plan, as amended 5/20/93. . . .    40-54(1)

     b.     Incentive Compensation Plans, as amended
            10/23/92 and 10/28/93 (Printing and
            Writing Division and Rhinelander Paper
            Company, Inc.) . . . . . . . . . . . . . .    55-62(1)
     c.     Corporate Management Incentive Plan, as
            amended 8/19/87. . . . . . . . . . . . . .    63-69(1)
     d.     Chief Executive Officer's Incentive
            Compensation Plan (1993 and 1994). . . . .       70(1)
     e.     1988 Stock Appreciation Rights Plan,
            as amended 4/17/91 . . . . . . . . . . . .  106-114(3)
     f.     1988 Management Incentive Plan, as
            amended 4/17/91. . . . . . . . . . . . . .  115-123(3)
     g.     1990 Stock Appreciation Rights Plan,
            as amended 4/17/91 . . . . . . . . . . . .  124-132(3)
     h.     Deferred Compensation Agreement dated
            March 2, 1990, as amended July 1, 1994
     i.     1991 Employee Stock Option Plan. . . . . .  133-146(3)
     j.     1991 Dividend Equivalent Plan. . . . . . .  147-155(3)
     k.     Supplemental Retirement Benefit Plan
            dated January 16, 1992 . . . . . . . . . .    90-97(2)
     l.     Directors' Deferred Compensation Plan. . .    71-86(1)
     m.     Director Retirement Benefit Policy . . . .    87-88(1)

*All exhibits represent executive compensation plans and arrangements.

Exhibit 22 - Subsidiaries. . . . . . . . . . . . . . .      89(1)

Exhibit 27 - Financial Data Schedule (electronically transmitted filing only)

Page numbers set forth herein correspond to the page numbers using the sequential numbering system, where such exhibit can be found in the following Annual Reports on Form 10-K:

     (1) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993; Commission File
            Number 0-7574.
     (2) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992; Commission File
            Number 0-7574.
     (3) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1991; Commission File
            Number 0-7574.

The above exhibits are available upon request in writing from the Secretary, Wausau Paper Mills Company, P.O. Box 1408, Wausau,
Wisconsin 54402-1408.




SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                                  Other
                             Balance                             Changes      Balance
(all dollar amounts in    at Beginning Additions   Retirements     Add        at End
thousands)                   of Year    at Cost     and Sales    (Deduct)     of Year
Year Ended August 31, 1992
Buildings                   $ 23,313    $ 6,204    ($    319)                 $ 29,198
Machinery and equipment      228,337     21,425    (   1,408)                  248,354
                            --------    -------     --------      --------    --------
                             251,650     27,629    (   1,727)                  277,552

Land                           1,058         44                                  1,102
Timberlands                    1,575                             (      49)      1,526
Capital additions in process   4,298      4,104                                  8,402
                            --------    -------     --------      --------    --------
Totals                      $258,581    $31,777    ($  1,727)    ($     49)   $288,582
                            --------    -------     --------      --------    --------
Year Ended August 31, 1993
Buildings                   $ 29,198    $ 9,311    ($     30)    ($    173)   $ 38,306
Machinery and equipment      248,354     42,624    (     661)                  290,317
                            --------    -------     --------      --------    --------
                             277,552     51,935    (     691)    (     173)    328,623

Land                           1,102        694    (       1)          173       1,968
Timberlands                    1,526          4                  (      40)      1,490
Capital additions in process   8,402   (  1,336)                                 7,066
                            --------    -------     --------      --------    --------
Totals                      $288,582    $51,297    ($    692)    ($     40)   $339,147
                            --------    -------     --------      --------    --------
Year Ended August 31, 1994

Buildings                   $ 38,306   $  4,015    ($     66)    ($    195)   $ 42,060
Machinery and equipment      290,317     31,993    (   2,495)          731     320,546
                            --------   --------     --------      --------    --------

                             328,623     36,008    (   2,561)          536     362,606

Land                           1,968         81    (      80)    (     536)      1,433
Timberlands                    1,490        107    (       9)    (      47)      1,541
Capital additions in process   7,066      7,604                                 14,670
                            --------   --------     --------      --------    --------
Totals                      $339,147   $ 43,800    ($  2,650)    ($     47)   $380,250
                            ========   ========     ========      ========    ========

Depreciation and Amortization

The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of rates (applied on the straight-line method):

  Buildings . . . . . . . . . . 2.25%-4%
  Machinery and equipment . . . 6.25%-25%

SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                         Additions                   Other
                              Balance   Charged to                  Changes    Balance
(all dollar amounts in     at Beginning  Costs and                    Add      at End
thousands)                    of Year     Expense    Retirements    (Deduct)   of Year
Year Ended August 31, 1992
Buildings                    $  7,364    $    631    ($    187)    $          $  7,808
Machinery and equipment        82,759      12,971    (   1,141)                 94,589
                             --------    --------     --------     --------   --------
Totals                       $ 90,123    $ 13,602    ($  1,328)    $          $102,397
                             --------    --------     --------     --------   --------
Year Ended August 31, 1993
Buildings                    $  7,808    $    809    ($     22)    $          $  8,595
Machinery and equipment        94,589      14,579    (     455)                108,713
                             --------    --------     --------     --------   --------
Totals                       $102,397    $ 15,388    ($    477)    $          $117,308
                             --------    --------     --------     --------   --------
Year Ended August 31, 1994
Buildings                    $  8,595    $    998    ($     60)    $          $  9,533
Machinery and equipment       108,713      16,569    (   1,637)                123,645
                             --------    --------     --------     --------   --------
Totals                       $117,308    $ 17,567    ($  1,697)    $          $133,178
                             ========    ========     ========     ========   ========

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                             Allowance                 Allowance
                                               for        Allowance       for
(all dollar amounts in                       Doubtful        for        Pending
thousands)                        Total      Accounts     Discounts     Credits
Balance August 31, 1991         $  3,430     $  1,318     $    372     $  1,740
Charges to costs and expenses     13,039                     5,112        7,927
Deductions                     (  12,962)   (     160)   (   5,059)   (   7,743)
                                --------     --------     --------     --------
Balance August 31, 1992         $  3,507     $  1,158     $    425     $  1,924
Charges to costs and expenses     12,319           49        5,388        6,882
Deductions                     (  12,160)   (       7)   (   5,380)   (   6,773)
                                --------     --------     --------     --------
Balance August 31, 1993         $  3,666     $  1,200     $    433     $  2,033
Charges to costs and expenses     15,644           18        6,189        9,437
(Deductions) recoveries        (  14,666)         117    (   6,105)   (   8,678)
                                --------     --------     --------     --------
Balance August 31, 1994         $  4,644     $  1,335     $    517     $  2,792
                                ========     ========     ========     ========

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

(all dollar amounts in thousands)     1994       1993       1992

Maintenance and repairs            $ 29,628   $ 28,820   $ 26,445
                                   --------   --------   --------

Amounts for taxes other than payroll and income taxes, royalties, advertising costs and amortization of intangible assets are not presented as such amounts are less than 1% of total sales and revenue.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WAUSAU PAPER MILLS COMPANY




                              /s/ STEVEN A. SCHMIDT
                              Steven A. Schmidt
                              Vice President, Finance,
                                Secretary and Treasurer
                              (Principal Accounting and
                                Financial Officer)
                              Date:  October 28, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ SAN W. ORR, JR.              /s/ DAVID B. SMITH, JR.
San W. Orr, Jr.                  David B. Smith, Jr.
October 28, 1994                 October 28, 1994
Chairman of the Board of         Director
  Directors and
  Chief Executive Officer
  (Principal Executive Officer)


/s/ DANIEL D. KING               /s/ STANLEY F. STAPLES, JR.
Daniel D. King                   Stanley F. Staples, Jr.
October 28, 1994                 October 28, 1994
President and Chief Operating    Director
  Officer
Director



/s/ HARRY R. BAKER
Harry R. Baker
October 28, 1994
Director