Form 10-Q
period 1994-11-30
WAUSAU PAPER MILLS CO
filed 1995-01-13
CIK 105076

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended NOVEMBER 30, 1994

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

                                Yes    X      No ________
                                    -------
The number of common shares outstanding at December 31, 1994 was 26,799,679.

Note: The number of shares outstanding at December 31, 1994 are before the effect of the 10% stock dividend payable
       January 17, 1995 to shareholders of record as of January 4, 1995.

                  WAUSAU PAPER MILLS COMPANY

                       AND SUBSIDIARIES

                             INDEX

                                                          PAGE NO.

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of               1
                    Income Three Months Ended
                    November 30, 1994 (unaudited) and
                    November 30, 1993 (unaudited)

                    Condensed Consolidated Balance           2
                    Sheets November 30, 1994 (unaudited)
                    and August 31, 1994 (derived from
                    audited financial statements)

                    Condensed Consolidated Statements        3
                    of Cash Flows Three Months
                    Ended November 30, 1994 (unaudited)
                    and November 30, 1993 (unaudited)

                    Notes to Condensed Consolidated          4 - 5
                    Financial Statements

          Item 2.   Management's Discussion and              6 - 9
                    Analysis of Financial Condition
                    and Results of Operations


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K         10

               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:


CONSOLIDATED STATEMENTS OF INCOME
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands, except                    For the Three Months
per share data - unaudited)                       Ended November 30
                                                 1994            1993
                                            -------------------------------
NET SALES                                   $  126,267        $108,731
   Cost of products sold                       105,169          82,840
                                            ---------------------------

GROSS PROFIT                                    21,098          25,891
   Selling, administrative and
     research expenses                           6,727           7,426
                                            ---------------------------
OPERATING PROFIT                                14,371          18,465
   Interest income                                  60               8
   Interest expense                               (436)           (553)
   Other income (expense)                          (48)             41
                                            ---------------------------

EARNINGS BEFORE INCOME TAXES                    13,947          17,961
   Provision for income taxes                    5,350           6,900
                                            ---------------------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                             8,597          11,061

Cumulative Effect of Accounting Change:
   Income taxes                                                  1,000
                                            ---------------------------
NET EARNINGS                                $    8,597        $ 12,061
                                            ===========================

EARNINGS PER COMMON SHARE BEFORE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE   $      .32        $    .41
     Cumulative effect of accounting change                        .04
                                            ---------------------------
NET EARNINGS PER COMMON SHARE               $      .32        $    .45
                                            ===========================
WEIGHTED AVERAGE NUMBER OF SHARES           26,784,000      26,959,000

CONSOLIDATED BALANCE SHEETS
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands)                  November 30      August 31
                                               1994*         1994*
                                        ---------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents              $  10,590      $   3,214
   Accounts and notes receivable             38,121         35,109
   Inventories                               57,676         60,222
   Other current assets                       7,176          7,389
                                          -------------------------
Total current assets                        113,563        105,934
                                          -------------------------
Property, plant and equipment               249,873        247,072
Other assets                                  8,383          8,383
                                          -------------------------
TOTAL ASSETS                              $ 371,819      $ 361,389
                                          =========================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt   $     467      $     462
   Accounts payable                          26,581         25,325
   Accrued and other liabilities             18,700         20,077
   Accrued income taxes                       3,062            192
                                          -------------------------
Total current liabilities                    48,810         46,056
                                          -------------------------

LONG-TERM LIABILITIES
   Long-term debt                            30,146         30,270
   Deferred income taxes                     32,723         31,945
   Other liabilities                         38,787         38,300
                                          -------------------------
Total long-term liabilities                 101,656        100,515
                                          -------------------------
Total shareholders' equity                  221,353        214,818
                                          -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                  $371,819       $361,389
                                          =========================

* The consolidated balance sheet at November 30, 1994 is unaudited. The August 31, 1994 consolidated balance sheet is derived from audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands - unaudited)                        For the Three Months
                                                            Ended November 30
                                                         1994          1993
                                                      ---------------------------
Operating Activities:
Net earnings                                            $  8,597       $12,061
Cumulative effect of accounting change                                  (1,000)
Noncash items:
   Provision for depreciation, depletion
     and amortization                                      4,750         4,553
   Deferred income taxes                                     778         1,312
Changes in operating assets and liabilities:
   Receivables                                            (3,012)         (347)
   Inventories                                             2,546         1,316
   Other assets                                              213           302
   Accounts payable and other liabilities                  3,413          (251)
   Accrued income taxes                                    2,870         3,599
                                                        ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 20,155        21,545
                                                        ----------------------------
Investing Activities:
Capital expenditures                                      (8,626)      (10,535)
Proceeds from property, plant and
   equipment disposals                                       231            28
                                                        ----------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (8,395)      (10,507)
                                                        ----------------------------
Financing Activities:
Repayments under revolving credit facility                             (10,500)
Repayments of long-term debt                                (119)         (126)
Dividends paid                                            (1,611)       (1,416)
Proceeds from stock option exercises                       2,036
Payments for purchase of treasury stock                   (4,690)
                                                        ----------------------------
NET CASH USED IN FINANCING ACTIVITIES                     (4,384)      (12,042)
                                                        ----------------------------
Net increase (decrease) in cash and cash equivalents       7,376        (1,004)
Cash and cash equivalents at beginning of year             3,214         2,624
                                                        ----------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER             $ 10,590       $ 1,620
                                                        ============================

Supplemental Information:
Interest paid (net of amount capitalized)               $    463       $   526
Income taxes paid                                          1,120         1,986

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The accompanying unaudited financial statements include all adjustments, which are all normal and recurring in nature except as referenced in Note 2, and, in the opinion of management, present fairly the condensed results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the 1994 Annual Report for the company's accounting policies which are pertinent to these statements.

Note 2:   The company adopted Statement of Financial Accounting
          Standard 109, "Accounting for Income Taxes," in the quarter ended November 30, 1993.

Note 3: Selling, administrative and research expenses include stock appreciation rights and stock option income of $101,000 or less than $.01 per share for the quarter ended November 30, 1994 and expense of $267,000 or $.01 per share for the quarter ended November 30, 1993.

Note 4: All shares and per share data have been restated to reflect the four-for-three stock split which occurred in January 1994.

Note 5:   Accounts receivable consisted of the following:

                              NOVEMBER 30, 1994    AUGUST 31, 1994
     Customer Accounts              $41,528,000        $38,247,000
     Misc. Notes and Accounts
     Receivable                       1,742,000          1,506,000
                                     ----------         ----------
                                    $43,270,000        $39,753,000

     Less:  Allowance for
     Discounts, Doubtful Accounts
     and Pending Credits              5,149,000          4,644,000
                                     ----------         ----------
     Net Receivables                $38,121,000        $35,109,000
                                     ----------         ----------

Note 6:   The various components of inventories were as follows:

                              NOVEMBER 30, 1994    AUGUST 31, 1994
     Raw Materials and Supplies     $42,896,000        $36,928,000
     Work in Process
     and Finished Goods              31,151,000         37,128,000
                                     ----------         ----------
                                    $74,047,000        $74,056,000
     Less:  LIFO Reserve             16,371,000         13,834,000
                                     ----------         ----------
     Net Inventories                $57,676,000        $60,222,000
                                     ----------         ----------

Note 7: The accumulated depreciation on fixed assets was $137,789,000 as of November 30, 1994 and $133,178,000 as
          of August 31, 1994.

Note 8:   A summary of long-term debt is as follows:

                              NOVEMBER 30, 1994    AUGUST 31, 1994
     Bonds, Mortgages and
     Similar Debt                   $30,000,000        $30,000,000
     Capitalized Leases                 146,000            270,000
                                     ----------         ----------
     Total Long Term Debt           $30,146,000        $30,270,000
                                     ----------         ----------

Note 9:   Dividends per share were as follows:
                            THREE MONTHS ENDING
                   NOVEMBER 30, 1994    NOVEMBER 30, 1993
                          $.00*                $.00*

* The Company's Board of Directors meeting schedule did not result in the declaration of a cash dividend in the three months ended November 30, 1994 or 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

Net Sales

Record first quarter net sales and shipments were recorded for the three months ended November 30, 1994.
Net sales were $126,267,000 for the quarter, up 16.1% from net sales of $108,731,000 reported for prior year's first quarter. Record shipments of 103,900 tons exceeded last year's level by 14.6%.

Shipments of the company's printing and writing grades were strong, exceeding last year's first quarter by 18.1%. Strong customer demand allowed startup of the second of two paper machines at Groveton, New Hampshire, in October. Order backlogs for the Printing and Writing
Division were up sharply for the quarter and were higher than a year ago as a result of stronger customer demand.
Shipments of technical specialty grades at Rhinelander were 8.8% higher in the first quarter of fiscal 1995 compared to a year ago. Order backlogs at Rhinelander remained strong for the quarter.


Gross Profit

Gross profit for the first quarter of fiscal 1995 was $21,098,000 or 16.7% of net sales. Last year's first quarter gross profit was $25,891,000 or 23.8% of net sales. The lower gross profit margin in the first quarter of fiscal 1995 compared to the prior year was the result of higher raw material costs, primarily due to higher pulp prices. Higher pulp prices compared to last year's first quarter would have reduced fiscal 1995 first quarter earnings by approximately $.30 per share had not paper price increases, additional volume and strict internal cost controls substantially offset the impact of higher pulp prices on earnings. Though additional pulp price increases are expected, the company is responding with further paper price increases. Although the rate of each increase in the prices of pulp and paper may not coincide and paper price increases will generally lag behind pulp price increases in the short-term, management expects, in the longer term, to restore historical margins and profit growth momentum.

Production at the Printing and Writing Division exceeded the first quarter of fiscal 1994 by 14.5%. The higher production level was the result of running both paper machines at the Groveton mill since October 1994 as compared to running only one machine at Groveton during the first quarter of fiscal 1994. Inventory levels dropped during the quarter as a result of strong shipments and downtime taken on one of Brokaw's paper machines to install capital improvements. The inventory decline was greater than was experienced in the first quarter of fiscal 1994.

The Rhinelander mill operated at capacity in the first quarter of fiscal 1995. Production increased 8.4% compared to a year ago as a result of capital improvements which increased Rinelander's productive capacity. There was little change in Rhinelander's inventory levels during the quarter, as was the case during the first quarter of fiscal 1994.


Selling, Administrative and Research Expenses

For the first quarter of fiscal 1995, selling, administrative and research expenses were $6,727,000 compared to $7,426,000 a year ago. Income of $101,000 from stock appreciation rights (SARs) and stock option adjustments was recorded for the three months ended
November 30, 1994 compared to an expense of $267,000 recorded for the same period last year. Lower administrative expenses in this year's first quarter are due primarily to lower professional fees and incentive plan costs.


Interest Income and Expense

Interest income of $60,000 and interest expense of $436,000 were recorded for the three months ended
November 30, 1994. Interest income was $8,000 and interest expense was $553,000 for the same fiscal 1994 period. Lower interest expense in the first quarter of fiscal 1995 is the result of lower debt levels compared with the prior year's first quarter.


Income Taxes

The income tax provision for the first quarter of fiscal
1995 was $5,350,000 for an effective tax rate of 38.4%.
The effective tax rate for last year's first quarter was also 38.4%.

In the first quarter of fiscal 1994, the company adopted
Statement of Financial Accounting Standard 109,
"Accounting for Income Taxes." The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability, which resulted in a $1,000,000 increase in net earnings in the first quarter of fiscal
1994.


Net Earnings

Net earnings for the three months ended November 30, 1994 were $8,597,000 or $.32 per share. Net earnings were $11,061,000 or $.41 per share before the cumulative effect of an accounting change adopted last year. Last year's first quarter net earnings were $12,061,000 or $.45 per share after the accounting change.


Cash Provided by Operations

Cash provided by operations in the first quarter of fiscal 1995 was $20,155,000 compared to $21,545,000 for the same period a year ago. The decrease in cash provided by operations was attributable to higher unit costs which were substantially offset by increased paper selling prices, additional volume and reduced working capital requirements.


Capital Expenditures

For the first quarter of fiscal 1995, capital expenditures were $8,626,000 compared to $10,535,000 for the same period a year ago.

Construction was completed on a second machine rebuild and on a new boiler and feedwater system at the Brokaw mill during the first quarter of fiscal 1995. Work is continuing on several other major projects including a new coater at Rhinelander, improvements to No. 2 paper machine, additional pulping capacity and a new fiber handling system at Brokaw and upgrades to the wastewater facilities at the Brokaw and Rhinelander mills.

On December 19, 1994, the Board of Directors approved $46 million for an expansion of the Rhinelander mill's pressure sensitive papermaking capacity. The project will include a new state-of-the-art supercalender, a duplex winder and a major rebuild of No. 7 paper machine.
The project is expected to be completed in early calendar
1996, adding nearly 38,000 tons of annual pressure sensitive backing paper capacity while improving product quality and, in connection with mix changes, increasing the mill's total capacity by over 26,000 tons.

Capital expenditures for fiscal 1995 are projected to be in excess of $50 million.


Rhinelander Cogeneration Project

In November, 1994, Wisconsin Public Service Corporation
(WPS) announced that the Public Service Commission of Wisconsin (PSCW) had given approval for WPS to proceed with the second phase of its plans to construct a high-efficiency, coal-fired cogeneration plant adjacent to the company's Rhinelander paper mill. This approval was the first part of a two-step PSCW approval process. The second step will include additional regulatory approvals and a public hearing in Rhinelander, Wisconsin, to hear testimony related to the operation of the plant, which includes the environmental impact statement on the plant. Construction is expected to begin immediately upon second-phase approval from the PSCW. It is anticipated that the plant could commence commercial operation in 1998. The power plant is expected to provide low cost energy to the company's
Rhinelander mill, while eliminating the mill's need to maintain and replace boiler equipment in the future.


Financing

In the three months ended November 30, 1994, long-term debt decreased $124,000 to $30,146,000. The company's debt is primarily notes to Prudential Insurance company of America and its subsidiaries which were issued in June, 1993 at a fixed rate of 6.03%. There was no revolving credit agreement debt or commercial paper outstanding at November 30, 1994.

Cash provided by operations, the revolving credit facility and the Prudential notes are expected to meet working capital and dividend requirements and fund the company's stock repurchase program and planned capital expenditure requirements. Additional financing is readily available should it be needed as a result of accelerated capital spending associated with the $46 million expansion at Rhinelander or to fund other future expansions or acquisitions.


Common Stock Repurchase

On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,350,000 shares (before the effect of the January 1995 stock dividend) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices.

During the first quarter of fiscal 1995, the company repurchased 201,500 shares of its common stock at market prices ranging from $23.125 per share to $23.50 per share.


Dividends

On December 19, 1994, the Board of Directors declared a
10% stock dividend and a 14.6% increase in the quarterly cash dividend, from $.06 to $.0625 per share on a new share basis. Both the cash dividend and the additional shares from the stock dividend are payable January
17, 1995 to shareholders of record as of January 4, 1995. Any fractional shares resulting from the stock dividend will be paid in cash, based on the closing price of the stock on the record date.

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




Date:  January 11, 1995