Form 10-Q
period 1995-02-28
WAUSAU PAPER MILLS CO
filed 1995-04-13
CIK 105076

FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended FEBRUARY 28, 1995

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

                                   Yes   X     No
                                      ------     ------

The number of common shares outstanding at March 31, 1995 was 29,458,906.

                 WAUSAU PAPER MILLS COMPANY
                      AND SUBSIDIARIES

                           INDEX

                                                           Page No.

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of              1
                    Income Three and Six Months Ended
                    February 28, 1995 (unaudited) and
                    February 28, 1994 (unaudited)

                    Condensed Consolidated Balance          2
                    Sheets February 28, 1995 (unaudited)
                    and August 31, 1994 (derived from
                    audited financial statements)

                    Condensed Consolidated Statements       3
                    of Cash Flows Six Months
                    Ended February 28, 1995 (unaudited)
                    and February 28, 1994 (unaudited)

                    Notes to Condensed Consolidated         4 - 5
                    Financial Statements

          Item 2.   Management's Discussion and             6 - 9
                    Analysis of Financial Condition
                    and Results of Operations


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote
                    of Security Holders                     10

          Item 6.   Exhibits and Reports on Form 8-K        10

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

CONSOLIDATED STATEMENTS OF INCOME
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands,                    For the Three Months       For the Six Months
except per share data - unaudited)         Ended February 28         Ended February 28

                                           1995          1994         1995        1994
Net sales                             $ 119,115      $ 97,709     $245,382    $206,440
     Cost of products sold              101,021        74,879      206,190     157,719
                                  ----------------------------------------------------------
GROSS PROFIT                             18,094        22,830       39,192      48,721
     Selling, administrative
       and research expenses              6,138         7,495       12,865      14,921
                                  ----------------------------------------------------------
OPERATING PROFIT                         11,956        15,335       26,327      33,800
     Interest income                         89            26          149          34
     Interest expense                      (389)         (503)        (825)     (1,056)
     Other expense                          (40)         (144)         (88)       (103)
                                  ----------------------------------------------------------
EARNINGS BEFORE INCOME TAXES             11,616        14,714       25,563      32,675
     Provision for income taxes           4,500         5,600        9,850      12,500
                                  ----------------------------------------------------------
EARNINGS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE             7,116         9,114       15,713      20,175
Cumulative Effect of Accounting
  Change:
     Income taxes                                                                1,000
                                  ----------------------------------------------------------
NET EARNINGS                           $  7,116      $  9,114     $ 15,713    $ 21,175
                                  ==========================================================
EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                               $    .24      $    .31     $    .53    $    .68
     Cumulative effect of
       accounting change                                                           .03
                                  ----------------------------------------------------------
NET EARNINGS PER COMMON SHARE          $    .24      $    .31     $    .53    $    .71
                                  ==========================================================
WEIGHTED AVERAGE NUMBER OF SHARES    29,474,000    29,665,000   29,468,000  29,659,000
                                  ==========================================================

CONSOLIDATED BALANCE SHEETS
Wausau Paper Mills Company and Subsidiaries

(Dollars in thousands)                                February 28          August 31
                                                          1995*                1994*
                                              ----------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                           $  1,307            $  3,214
   Accounts and notes receivable                         41,979              35,109
   Inventories                                           67,510              60,222
   Other current assets                                   8,155               7,389
                                              ----------------------------------------------
Total current assets                                    118,951             105,934
                                              ----------------------------------------------
Property, plant and equipment                           258,724             247,072
Other assets                                              8,450               8,383
                                              ----------------------------------------------
TOTAL ASSETS                                           $386,125            $361,389
                                              ==============================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                $  3,467            $    462
   Accounts payable                                      31,562              25,325
   Accrued and other liabilities                         20,956              20,077
   Accrued income taxes                                                         192
                                              ----------------------------------------------
Total current liabilities                                55,985              46,056
                                              ----------------------------------------------
LONG-TERM LIABILITIES
   Long-term debt                                        32,542              30,270
   Deferred income taxes                                 34,119              31,945
   Other liabilities                                     39,249              38,300
                                              ----------------------------------------------
Total long-term liabilities                             105,910             100,515
                                              ----------------------------------------------
Total shareholders' equity                              224,230             214,818
                                              ----------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $386,125            $361,389
                                              ==============================================

*  The consolidated balance sheet at February 28, 1995 is unaudited.  The August 31, 1994 consolidated balance sheet is derived from audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands - unaudited)             For the Six Months
                                                Ended February 28
- -------------------------------------------------------------------
                                                1995        1994
                                             ----------------------
Operating Activities:
Net earnings                                 $ 15,713    $ 21,175
Cumulative effect of accounting change                     (1,000)
Noncash items:
   Provision for depreciation, depletion
     and amortization                           9,674       8,652
   Deferred income taxes                        2,174       2,629
Changes in operating assets and liabilities:
   Receivables                                 (6,870)       (368)
   Inventories                                 (7,288)     (2,263)
   Other assets                                  (838)       (149)
   Accounts payable and other liabilities       8,446       3,011
   Accrued income taxes                          (192)     (1,844)
                                             ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      20,819      29,843
                                             ---------------------
Investing Activities:
Capital expenditures                          (21,591)    (19,100)
Proceeds from property, plant and
   equipment disposals                            247         604
                                             ---------------------
NET CASH USED IN INVESTING ACTIVITIES         (21,344)    (18,496)
                                             ---------------------
Financing Activities:
Borrowings (repayments) under revolving
   credit facility                              5,500     ( 5,500)
Repayments of long-term debt                     (223)       (252)
Dividends paid                                 (3,473)     (3,060)
Proceeds from stock option exercises            2,036          32
Payments for purchase of treasury stock        (5,222)
                                             ---------------------
NET CASH USED IN FINANCING ACTIVITIES          (1,382)     (8,780)
                                             ---------------------
Net increase (decrease) in cash and
   cash equivalents                            (1,907)      2,567
Cash and cash equivalents at beginning
   of year                                      3,214       2,624
                                             ---------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER  $  1,307    $  5,191
                                             =====================

Supplemental Information:
Interest paid (net of amount capitalized)    $    833    $  1,053
Income taxes paid                               7,845      11,714

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2:   The company adopted Statement of Financial Accounting
          Standard 109, "Accounting for Income Taxes," in the quarter ended November 30, 1993.

Note 3: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option income of $76,000 or less than $.01 per share for the quarter ended February 28, 1995 and expense of $565,000 or $.01 per share for the quarter ended February 28, 1994. For the six months ended February 28, SARs and stock option income was $177,000 or less than $.01 per share for 1995 and expense of $832,000 or $.02 per share for 1994.

Note 4: All shares and per share data have been restated to reflect the 10% stock dividend which occurred in January 1995.

Note 5:   Accounts receivable consisted of the following:

                                 FEBRUARY 28, 1995   AUGUST 31, 1994
                                 -----------------   ---------------
          Customer Accounts            $45,241,000       $38,247,000
          Misc. Notes and
          Accounts Receivable            1,001,000         1,506,000
                                        ----------        ----------

                                       $46,242,000       $39,753,000

          Less:  Allowance for
          Discounts, Doubtful
          Accounts and Pending
          Credits                        4,263,000         4,644,000
                                        ----------        ----------
          Net Receivables              $41,979,000       $35,109,000
                                        ----------        ----------


Note 6:   The various components of inventories were as follows:
                                  FEBRUARY 28, 1995  AUGUST 31, 1994
                                  -----------------  ---------------
          Raw Materials and
          Supplies                      $47,006,000      $36,928,000

          Work in Process
          and Finished Goods             41,737,000       37,128,000
                                         ----------       ----------
                                        $88,743,000      $74,056,000
          Less:  LIFO Reserve            21,233,000       13,834,000
                                         ----------       ----------
          Net Inventories               $67,510,000      $60,222,000
                                         ----------       ----------

Note 7: The accumulated depreciation on fixed assets was $142,581,000 as of February 28, 1995 and $133,178,000 as
          of August 31, 1994.

Note 8:   A summary of long-term debt is as follows:
                                  NOVEMBER 30, 1994  AUGUST 31, 1994
                                  -----------------  ---------------
          Bonds, Mortgages and
          Similar Debt                  $32,500,000      $30,000,000

          Capitalized Leases                 42,000          270,000
                                         ----------       ----------
          Total Long Term Debt          $32,542,000      $30,270,000
                                         ----------       ----------

Note 9:   Dividends per share were as follows:
                          THREE MONTHS ENDING                     SIX MONTHS ENDING
                  FEBRUARY 28, 1995  FEBRUARY 28, 1994   FEBRUARY 28, 1995  FEBRUARY 28, 1994
          $.1250            $.1091*             $.1250            $.1091*

            * Per share dividends have been restated to reflect the 10% stock dividend which occurred in January 1995.

               The Company's Board of Directors schedule resulted in the declaration of cash dividends of $.125 and $.1091 per share in the three months ended February 28, 1995 and February 28, 1994, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

Results of Operations

Net Sales

Record net sales and shipments were recorded for the three months ended February 28, 1995. Net sales for the quarter were $119,115,000, up 21.9% from last year's second quarter net sales of $97,709,000. Shipments were a record 95,100 tons, an increase of 16.2% over the prior year. For the first six months of fiscal 1995, net sales and shipments were also at record levels. Net sales of $245,382,000 on shipments of 199,000 tons for the first half of fiscal 1995 were up 18.9% and 15.4%, respectively, compared to the same period a year ago.

Shipments of the company's printing and writing grades were strong, exceeding second quarter fiscal 1994 shipments by 31.4%. Both the Brokaw and Groveton mills ran at capacity during the second quarter. Only one of the two paper machines at Groveton operated during the second quarter of fiscal 1994. Order backlogs remained strong for the quarter and are up sharply from a year ago due to increased customer demand. Shipments for the first six months of fiscal 1995 were 24.1% higher than a year ago.

Shipments of Rhinelander's technical specialty grades decreased 4.6% in the second quarter of fiscal 1995 compared to a year ago as some weakening in demand for certain packaging grades was experienced during the quarter. Overall, demand softened in the second quarter, with order backlogs falling below last year's second quarter levels. Year-to-date shipments are ahead of last year by 2.0%.

Gross Profit

Gross profit for the three months ended February 28, 1995 was $18,094,000 or 15.2% of net sales. For the second quarter of fiscal 1994, gross profit was $22,830,000 or 23.4% of net sales. The decline in gross profit margin was due entirely to the significant rise in the price of market pulp compared to a year ago. In the second quarter of fiscal 1995, pulp prices continued their upward trend, which began in January 1994. Pulp producers have implemented additional price increases which took effect in March, with further increases announced for June. The company has been actively raising paper prices, including additional paper price increases for March, although these increases have not kept pace with pulp costs. Along with raising selling prices for its paper, the company has offset part of the impact of increased pulp costs with additional volume, productivity improvements and tight control over operating costs. Although the rate of pulp and paper price increases may not coincide and paper price increases will generally lag behind pulp price increases, management expects, in the longer term, to return to historical per ton margins and renewed profit growth momentum.

Production at the Printing and Writing Division during the second quarter of fiscal 1995 exceeded last year's second quarter by 28.4%. The increase is due primarily to running both paper machines at Groveton for the entire quarter compared to running only one of Groveton's machines a year ago. Inventory levels rose during the quarter, but to a lesser extent than in the second quarter of fiscal 1994.

The Rhinelander mill operated at capacity for the quarter, with production 4.8% higher than a year ago. The production increase is the result of capital improvements over the past year. Inventory levels increased at Rhinelander during the second quarter of fiscal 1995 as a result of strong production and some market softening which occurred for packaging products.

Selling, Administrative and Research Expenses

For the three months ended February 28, 1995, selling, administrative and research expenses totalled $6,138,000 compared to $7,495,000 for the same period a year ago. Income of $76,000 from stock appreciation rights (SARs) and stock option adjustments was recorded in the second quarter of fiscal 1995 compared to expense of $565,000 in the last year's second quarter. Cost control measures and lower incentive plan expenses attributed to the decrease in spending from last year's second quarter.

For the first half of fiscal 1995, selling, administrative and research expenses were $12,865,000 compared to $14,921,000 for the first six months of fiscal 1994. SARs and stock option income of $177,000 was recorded in the six months ended February 28, 1995 compared with expense of $832,000 for the same fiscal 1994 period. Lower expenses in 1995 are a result of expense control measures and lower incentive plan costs.

Interest Income and Expense

Interest income of $89,000 and interest expense of $389,000 were recorded in the three months ended February 28, 1995. For the same fiscal 1994 period, interest income was $26,000 and interest expense was $503,000. Lower interest expense in the second quarter of fiscal 1995 is the result of lower debt levels and higher capitalized interest compared to the same period a year ago.

For the first six months of fiscal 1995, interest income was $149,000 and interest expense was $825,000. For the first half of fiscal 1994, interest income was $34,000 and interest expense was $1,056,000. Lower debt levels and higher capitalized interest account for the lower interest expense in the first half of fiscal 1995.

Income Taxes

The income tax provision was $4,500,000 for the three months ended February 28, 1995 for an effective tax rate of 38.7%. The effective tax rate for the same period a year ago was 38.1%. The income tax provision for the first six months of fiscal 1995 was $9,850,000 for an effective tax rate of 38.5%, compared to an effective tax rate of 38.3%, before the cumulative effect of an accounting change.

In the first quarter of fiscal 1994, the company adopted Statement of Financial Accounting Standard 109, "Accounting for Income Taxes". The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability, which resulted in a $1,000,000 increase in net earnings in the first quarter of fiscal 1994.

Net Earnings

Net earnings for the three months ended February 28, 1995 were $7,116,000 or $.24 per share. Net earnings were $9,114,000 or $.31 per share for the same period a year ago.

For the six months ended February 28, 1995, net earnings were $15,713,000 or $.53 per share. For the first six months of fiscal 1994, net earnings were $20,175,000 or $.68 per share before the cumulative effective of an accounting change. Net earnings were $21,175,000 or $.71 per share for the first half of fiscal 1994 after the accounting change.

Capital Resources and Liquidity

Cash Provided by Operations

Cash provided by operations in the second quarter of fiscal 1995 was $664,000 compared to $8,298,000 for last year's second quarter. The decrease in cash provided by operations was the result of higher unit costs and increased working capital needs due to higher inventories and accounts receivable.

For the six months ended February 28, 1995, cash provided by operations was $20,819,000 compared to $29,843,000 for the first half of fiscal 1994. The decrease in cash provided by operations was due to higher unit costs and increased working capital needs.

Capital Expenditures

Capital expenditures were $12,965,000 during the second quarter of fiscal 1995, compared to $8,565,000 for the same period last year. For the first six months of fiscal 1995, capital expenditures totalled $21,591,000 compared to $19,100,000 a year ago.

Installation is nearing completion on the new silicone coater at Rhinelander, which is expected to be operational in the third quarter of this fiscal year. Work is also proceeding on other major projects including the $46 million expansion project at Rhinelander, which includes a new state-of-the-art supercalender, a duplex winder and a major rebuild of No. 7 paper machine. Other major projects include additional pulping capacity and a new fiber handling system at Brokaw and upgrades to the Brokaw and Rhinelander wastewater treatment facilities.

Fiscal 1995 capital expenditures are projected to be approximately
$60 million.

Financing

Long-term debt increased $2,396,000 to $32,542,000 in the three months ended February 28, 1995. The company's debt is primarily notes to Prudential Insurance Company of America and its subsidiaries which were issued in June 1993 at a fixed rate of 6.03%. Effective interest rates on $4,500,000 in revolving credit agreement borrowings at February 28, 1995 ranged from 6.41% to 6.56%. At February 28, 1995, the company also had $1,000,000 outstanding in commercial paper at an effective rate of 6.40%.

Cash provided by operations and the revolving credit facility are expected to meet working capital needs and dividend requirements as well as fund the company's stock repurchase program and planned capital expenditure requirements. Should it be needed, additional financing is readily available to fund the accelerated spending associated with the $46 million expansion project at Rhinelander or other future expansions or acquisitions.

Common Stock Repurchase

On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,485,000 shares (after the effect of the January 1995 stock dividend) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices.

During the second quarter of fiscal 1995, the company repurchased
25,500 shares (after the effect of the January 1995 stock dividend) of its common stock at market prices ranging from $20.6875 per share to $21.3636 per share.

Dividends

On December 19, 1994, the Board of Directors declared a 10% stock dividend and a 14.6% increase in the quarterly cash dividend, from $.06 to $.0625 per share on a new share basis. Both the cash dividend and the additional shares from the stock dividend were paid on January 17, 1995 to shareholders of record as of January 4, 1995. Any fractional shares resulting from the stock dividend were paid in cash on January 17, 1995, based on the closing price of the stock on the record date.

The Board of Directors, at the February 15, 1995 meeting, declared a quarterly cash dividend of $.0625 per share payable April 3, 1995 to shareholders of record on March 13, 1995.

                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Company was held on December 19, 1994.

The matters voted upon, including the number of votes cast for, again or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

                       MATTER                                SHARES
                       ------                                ------
      1.    Election of Class I Directors    For     Against   Withheld   Abstain   Broker
                                                                                   Non-Vote
            (a) San W. Orr, Jr.          23,271,504    N/A     227,031       N/A       0
            (b) David B. Smith, Jr.      23,281,004    N/A     217,531       N/A       0

                                                                                    Broker
      2.    Approval of appointment of       For     Against   Withheld   Abstain  Non-Vote
            independent auditors for
            year ending August 31, 1995  23,413,802   11,556     N/A       73,177      0

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



Date:  April 13, 1995