Form 10-Q
period 1995-05-31
WAUSAU PAPER MILLS CO
filed 1995-07-13
CIK 105076

FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MAY 31, 1995

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

The number of common shares outstanding at June 30, 1995 was 29,458,906.

                 WAUSAU PAPER MILLS COMPANY
                      AND SUBSIDIARIES

                            INDEX

                                                          Page No.


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of               1
                  Income Three and Nine Months Ended
                  May 31, 1995 (unaudited) and
                  May 31, 1994 (unaudited)

                  Condensed Consolidated Balance           2
                  Sheets May 31, 1995 (unaudited)
                  and August 31, 1994 (derived from
                  audited financial statements)

                  Condensed Consolidated Statements        3
                  of Cash Flows Nine Months
                  Ended May 31, 1995 (unaudited) and
                  May 31, 1994 (unaudited)

                  Notes to Condensed Consolidated          4 - 5
                  Financial Statements

         Item 2.  Management's Discussion and              6 - 9
                  Analysis of Financial Condition
                  and Results of Operations


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K         10

               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

CONSOLIDATED STATEMENTS OF INCOME
Wausau Paper Mills Company and Subsidiaries

(Dollars in thousands,
except per share data - unaudited)         For the Three Months      For the Nine Months
                                               Ended May 31              Ended May 31

                                             1995         1994        1995         1994
NET SALES                                 $135,560     $108,709     $380,942     $315,149
  Cost of products sold                    113,973       82,296      320,163      240,015
                                        -------------------------------------------------
GROSS PROFIT                                21,587       26,413       60,779       75,134
  Selling, administrative
    and research expenses                    6,900        5,665       19,765       20,586
                                        -------------------------------------------------
OPERATING PROFIT                            14,687       20,748       41,014       54,548
  Interest income                               21           21          170           55
  Interest expense                            (333)        (443)      (1,158)      (1,499)
  Other expense                               (230)         (10)        (318)        (113)
                                        -------------------------------------------------
EARNINGS BEFORE INCOME TAXES                14,145       20,316       39,708       52,991
  Provision for income taxes                 5,400        7,800       15,250       20,300
                                        -------------------------------------------------
EARNINGS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                8,745       12,516       24,458       32,691
Cumulative Effect of Accounting Change:
  Income taxes                                                                   1,000
                                        -------------------------------------------------
NET EARNINGS                              $  8,745     $ 12,516     $ 24,458     $ 33,691
                                        =================================================
EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                  $    .30     $    .42     $    .83     $   1.10
    Cumulative effect of accounting
    change                                                                            .04
                                        -------------------------------------------------
NET EARNINGS PER COMMON SHARE             $    .30     $    .42     $    .83     $   1.14
                                        =================================================
WEIGHTED AVERAGE NUMBER OF SHARES       29,459,000   29,623,000   29,465,000   29,647,000
                                        =================================================

CONSOLIDATED BALANCE SHEETS
Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands)                                   May 31            August 31
                                                          1995*                1994*
                                                     -------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $   1,322           $   3,214
    Accounts and notes receivable                        41,454              35,109
    Inventories                                          71,292              60,222
    Other current assets                                  8,727               7,389
                                                     -------------------------------
Total current assets                                    122,795             105,934
                                                     -------------------------------
Property, plant and equipment                           272,255             247,072
Other assets                                              8,547               8,383
                                                     -------------------------------
TOTAL ASSETS                                          $ 403,597           $ 361,389
                                                     ===============================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt              $   3,401           $     462
    Accounts payable                                     28,118              25,325
    Accrued and other liabilities                        24,479              20,077
    Accrued income taxes                                                        192
                                                     -------------------------------
Total current liabilities                                55,998              46,056
                                                     -------------------------------
LONG-TERM LIABILITIES
    Long-term debt                                       41,092              30,270
    Deferred income taxes                                35,703              31,945
    Other liabilities                                    39,670              38,300
                                                     -------------------------------
Total long-term liabilities                             116,465             100,515
                                                     -------------------------------
Total shareholders' equity                              231,134             214,818
                                                     -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 403,597           $ 361,389
                                                     ===============================

* The consolidated balance sheet at May 31, 1995 is unaudited.  The August 31, 1994 consolidated balance sheet is derived from audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
                                                         For the Nine Months
(Dollars in thousands - unaudited)                           Ended May 31
                                                         1995           1994
                                                     ----------------------------
Operating Activities:
Net earnings                                          $ 24,458       $ 33,691
Cumulative effect of accounting change                                 (1,000)
Noncash items:
  Provision for depreciation, depletion
    and amortization                                    14,738         13,120
  Deferred income taxes                                  3,758          4,062
Changes in operating assets and liabilities:
  Receivables                                           (6,345)        (1,433)
  Inventories                                          (11,070)          (651)
  Other assets                                          (1,502)           116
  Accounts payable and other liabilities                 7,445          3,850
  Accrued income taxes                                    (192)        (1,216)
                                                     ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               31,290         50,539
                                                     ----------------------------
Investing Activities:
Capital expenditures                                   (39,121)       (31,359)
Proceeds from property, plant and
  equipment disposals                                      682            596
                                                     ----------------------------
NET CASH USED IN INVESTING ACTIVITIES                  (38,439)       (30,763)
                                                     ----------------------------
Financing Activities:
Borrowings (repayments) under revolving
  credit facility                                       14,092        (12,000)
Repayments of long-term debt                              (331)          (355)
Dividends paid                                          (5,318)        (4,679)
Proceeds from stock option exercises                     2,036             32
Payments for purchase of treasury stock                 (5,222)        (2,763)
                                                     ----------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                             5,257        (19,765)
                                                     ----------------------------
Net increase (decrease) in cash and cash equivalents    (1,892)            11
Cash and cash equivalents at beginning of year           3,214          2,624
                                                     ----------------------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER           $  1,322       $  2,635
                                                     ============================

Supplemental Information:
Interest paid (net of amount capitalized)             $  1,158       $  1,491
Income taxes paid                                       12,365         17,454

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

Note 2:   The company adopted Statement of Financial Accounting
          Standard 109, "Accounting for Income Taxes," in the quarter ended November 30, 1993.

Note 3: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option income of $74,000 or less than $.01 per share for the quarter ended May 31, 1995 and $1,015,000 or $.02 per share for the quarter ended May 31, 1994. For the nine months ended May 31, SARs and stock option income was $251,000 or $.01 per share for 1995 and $183,000 or less than $.01 per share for 1994.

Note 4: All shares and per share data have been restated to reflect the 10% stock dividend which occurred in January 1995.

Note 5:   Accounts receivable consisted of the following:
                                 MAY 31, 1995    AUGUST 31, 1994
                                 ------------    ---------------
          Customer Accounts       $44,152,000        $38,247,000
          Misc. Notes and
          Accounts Receivable       1,452,000          1,506,000
                                   ----------         ----------

                                  $45,604,000        $39,753,000

          Less:  Allowance for
          Discounts, Doubtful
          Accounts and Pending
          Credits                   4,150,000          4,644,000
                                   ----------         ----------
          Net Receivables         $41,454,000        $35,109,000
                                   ==========         ==========

Note 6:   The various components of inventories were as follows:
                                 MAY 31, 1995    AUGUST 31, 1994
                                 ------------    ---------------
          Raw Materials and
          Supplies                $47,568,000        $36,928,000
          Work in Process
          and Finished Goods       49,024,000         37,128,000
                                   ----------         ----------
                                  $96,592,000        $74,056,000
          Less:  LIFO Reserve      25,300,000         13,834,000
                                   ----------         ----------
          Net Inventories         $71,292,000        $60,222,000
                                   ----------         ----------

Note 7: The accumulated depreciation on fixed assets was $147,428,000 as of May 31, 1995 and $133,178,000 as of
          August 31, 1994.

Note 8:   A summary of long-term debt is as follows:
                                 MAY 31, 1995    AUGUST 31, 1994
                                 ------------    ---------------
          Bonds, Mortgages and
          Similar Debt            $41,092,000        $30,000,000
          Capitalized Leases                0            270,000
                                   ----------         ----------
          Total Long-Term Debt    $41,092,000        $30,270,000
                                   ----------         ----------

Note 9:   Dividends per share were as follows:
              THREE MONTHS ENDING          NINE MONTHS ENDING
       MAY 31, 1995     MAY 31, 1994   MAY 31, 1995  MAY 31, 1994
       ------------     ------------   ------------  ------------
          $.0625           $.0545*        $.1875        $.1636*

          The company's Board of Directors schedule resulted in the declaration of a cash dividend of $.0625 and $.0545 per share in the three months ended May 31, 1995 and May 31, 1994, respectively.

        * Per share dividends have been restated to reflect the 10% stock dividend which occurred in January 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Net Sales

Record net sales were recorded for the three months ended May 31, 1995. Net sales for the quarter were $135,560,000, an increase of 24.7% from net sales of $108,709,000 recorded a year ago. Shipments were a third quarter record 103,300 tons, up 14.8% from last year. For the nine months ended May 31, 1995, net sales and shipments were also at record levels. Net sales for the first nine months of fiscal 1995 increased 20.9% to $380,942,000 compared to net sales of $315,149,000 last year. Year-to-date shipments totalled 302,300 tons, an increase of 15.2% over a year ago.

Shipments of the company's printing and writing grades, manufactured at the Brokaw and Groveton mills, were an all-time quarterly record, exceeding last year's third quarter shipments by 27.7%. Both the Brokaw and Groveton mills had full operations during the quarter. Only one of two paper machines at Groveton operated during last year's third quarter. The Printing and Writing Division's order backlog remained strong through the quarter and is up sharply from a year ago due to increased customer demand.

Shipments of Rhinelander's technical specialty grades were down 4.6% for the third quarter of fiscal 1995 compared to a year ago. Market weakness was experienced across all product lines due primarily to softer customer demand. This resulted in curtailed production schedules on two of Rhinelander's four paper machines during the quarter. Order backlogs dropped during the quarter and are down from a year ago. Rhinelander's summer 1995 mill-wide maintenance outage, which is normally three days, was extended to nine days as a result of soft customer demand and the need to reduce paper inventories. Some additional downtime may be necessary depending upon market conditions.

Gross Profit

Fiscal 1995 third quarter gross profit was $21,587,000 or 15.9% of net sales. Gross profit was $26,413,000 or 24.3% of net sales for the same period a year ago. The lower gross profit margin in the third quarter of fiscal 1995 was due primarily to the escalating cost of market pulp, the company's main raw material. Pulp prices, which have been increasing since early calendar 1994, increased again in the third quarter of fiscal 1995 and an additional increase has taken effect in June. The company implemented further selling price increases on most of its product lines during the third quarter and announced further increases in June. However, selling price increases along with tight control over other operating costs have not been sufficient to offset the increase in pulp costs. Although pulp and paper price increases may not coincide and, historically, paper price increases have generally lagged behind pulp price increases, management continues to expect, in the longer term, to return to historical per ton margins and renewed profit growth momentum.

Third quarter production in 1995 at the Printing and Writing Division exceeded last year's third quarter by 33%. There were full operations on both paper machines at Groveton in the third quarter of 1995, compared to running only one of the Groveton machines a year ago. Production in the third quarter of fiscal 1995 also benefitted in comparison to last year by having Brokaw's scheduled maintenance shutdown in June as opposed to May. Inventory levels rose slightly during the quarter compared to a small decrease in the third quarter of fiscal 1994.

The Rhinelander mill operated at 96% of capacity in the third quarter of 1995 as market softness resulted in curtailed production schedules on two of Rhinelander's four paper machines. Despite operating below capacity, production was 4% higher than last year's third quarter as a result of recent capital improvements and product mix. Inventory levels rose during the third quarter of fiscal 1995 from the combined effect of strong production and weak customer demand. Extended downtime is being taken on all four machines in the current quarter of fiscal 1995 to reduce paper inventories.

Selling, Administrative and Research Expenses

Selling, administrative and research expenses for the three months ended May 31, 1995 were $6,900,000 compared to $5,665,000 for the same fiscal 1994 period. Income of $74,000 was recorded in the third quarter of fiscal 1995 for stock appreciation rights (SARs) and stock option adjustments compared to income of $1,015,000 for the comparable quarter a year ago.

For the first nine months of fiscal 1995, selling, administrative and research expenses were $19,765,000 compared to $20,586,000 for the same period a year ago. SARs and stock option income was $251,000 through the first nine months of fiscal 1995 compared to income of $183,000 last year. Cost control measures and lower incentive plan expenses are the primary reasons for lower selling, administrative and research costs in 1995.

Interest Income and Expense

Interest income of $21,000 and interest expense of $333,000 were incurred in the third quarter of fiscal 1995. For last year's third quarter, interest income was $21,000 and interest expense was $443,000. Lower interest expense in the third quarter of fiscal 1995 is the result of higher capitalized interest compared to a year ago. For the three months ended May 31, 1995 other expense was $230,000 compared to $10,000 last year. Asset disposal losses associated with the construction of a new fiber handling and processing system at Brokaw were the primary reasons for the increase in other expense in the third quarter of fiscal 1995.

For the nine months ended May 31, interest income was $170,000 and interest expense was $1,158,000 in 1995 compared to interest income of $55,000 and interest expense of $1,499,000 in 1994. Higher capitalized interest accounts for the decrease in interest expense in 1995.

Income Taxes

The fiscal 1995 third quarter income tax provision was $5,400,000 for an effective tax rate of 38.2%. The effective tax rate in last year's third quarter was 38.4%. The income tax provision through the first nine months of fiscal 1995 was 38.4% compared to an effective tax rate of 38.3% in 1994, before the cumulative effect of an accounting change.

In the first quarter of fiscal 1994, the company adopted Statement of Financial Accounting Standard 109, "Accounting for Income Taxes". The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability, which resulted in a $1,000,000 increase in net earnings in the first quarter of fiscal 1994.

Net Earnings

Net Earnings were $8,745,000 or $.30 per share for the three months ended May 31, 1995. Net earnings were $12,516,000 or $.42 per share for the same period a year ago. For the nine months ended May 31, net earnings were $24,458,000 or $.83 per share in 1995 and $32,691,000 or $1.10 per share in 1994, before the cumulative effect of an accounting change. Net earnings were $33,691,000 or $1.14 per share for the first nine months of fiscal 1994 after the effect of an accounting change.

Capital Resources and Liquidity

Cash Provided by Operations

Third quarter cash provided by operations was $10,471,000 in 1995 compared to $20,696,000 in 1994. Higher unit production costs and an increase in inventory in this year's third quarter lead to the decrease in cash provided by operations compared to a year ago.

For the nine months ended May 31, cash provided by operations was $31,290,000 in 1995 compared to $50,539,000 for the same fiscal 1994 period. The decrease in cash provided by operations in fiscal 1995 is due to higher unit production costs and increased working capital needs.

Capital Expenditures

Third quarter fiscal 1995 capital expenditures were $17,530,000 compared to $12,259,000 a year ago. Capital expenditures total
$39,121,000 for the first nine months of 1995 versus $31,359,000 in 1994.

Rhinelander's new silicone coater commenced operations during the third quarter of fiscal 1995. Construction is proceeding on schedule with the capacity expansion project at Rhinelander and with the fiber handling and processing system at Brokaw, as well as with upgrades to the wastewater treatment plant at both Wisconsin mills.

The rate of capital spending is expected to increase in the fourth quarter of fiscal 1995 as extensive construction activity continues at Brokaw and Rhinelander during the summer. Capital expenditures are projected to be over $60 million in fiscal 1995.

Financing

Long-term debt increased $8,550,000 to $41,092,000 during the third quarter of fiscal 1995. Long-term debt is primarily notes to Prudential Insurance Company of America and its subsidiaries, which were issued in June 1993 at a fixed rate of 6.03%. At May 31, 1995, the company also had $9,500,000 in revolving credit agreement borrowings at effective interest rates ranging from 6.35% to 6.43%. Commercial paper outstanding was $4,592,000 at May 31, 1995, with effective interest rates of 6.28% to 6.41%.

The company is currently in the process of obtaining $19 million in industrial development bond financing to fund the upgrade of the wastewater treatment plant at Brokaw, the construction of a new landfill and several other projects which qualify for this type of financing. The industrial development bonds would be issued by the Village of Brokaw, with a floating rate expected to be comparable to short-term municipal bond rates on similar issues. The company expects the financing arrangement to be completed in the fourth quarter of fiscal 1995.

Cash provided by operations and the revolving credit facility are expected to meet working capital needs and dividend requirements, as well as fund the company's stock repurchase program and planned capital expenditure requirements. The company believes additional financing is readily available, should it be needed, to fund accelerated spending associated with the $46 million expansion project at Rhinelander or other future expansions or acquisitions.

Common Stock Repurchase

On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,485,000 shares (after the effect of the January 1995 stock dividend) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices.

There were no repurchases of company stock during the third quarter of fiscal 1995.

Dividends

On May 30, 1995, the Board of Directors declared a quarterly cash dividend of $.0625 per share payable
July 3, 1995 to shareholders of record on June 16, 1995.

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

Date:  July 12, 1995