Form 10-K
period 1995-08-31
WAUSAU PAPER MILLS CO
filed 1995-11-28
CIK 105076

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended August 31, 1995

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

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No ______
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.      X
                     ---
 As of November 1, 1995, the aggregate market value of the common stock shares held by non-affiliates was approximately $496,864,000.

 The number of common shares outstanding at November 1, 1995 was 29,465,842.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement dated November 9, 1995; Pages 2 to 3*, 5 to 13*, 16*(Part III)
                         * to the extent noted herein

                         TABLE OF CONTENTS

                                                               PAGE

 PART I

 Item 1. Business ............................................  1
 Item 2. Properties ..........................................  5
 Item 3. Legal Proceedings ...................................  6
 Item 4. Submission of Matters to a Vote of Security Holders .  6

 PART II

 Item 5. Market for the Registrant's Common Stock and Related
         Stockholder Matters .................................  6
 Item 6. Selected Financial Data .............................  7
 Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................  8
 Item 8. Financial Statements and Supplementary Data ......... 14
 Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures ............... 34

 PART III

 Item 10. Directors and Executive Officers of the Registrant . 35
 Item 11. Executive Compensation ............................. 35
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management ......................................... 35
 Item 13. Certain Relationships and Related Transactions ..... 35

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K ................................ 36
       Schedule II - Valuation and Qualifying Accounts ....... 37

                                      PART I


 ITEM 1.  BUSINESS.

 NATURE OF THE BUSINESS

 The company, incorporated under the laws of the State of Wisconsin in 1899, manufactures and sells paper. The company is organized into a small corporate staff consisting of principal executive officers and two operating divisions: the Printing and Writing Division consisting of a paper and pulp mill in Brokaw, Wisconsin and Wausau Papers of New Hampshire, Inc., a wholly-owned subsidiary which operates a paper mill in Groveton, New Hampshire; and the Rhinelander Division which consists of Rhinelander Paper Company, Inc., a wholly-owned subsidiary operating a paper mill in Rhinelander, Wisconsin. The company's executive offices are located in Wausau, Wisconsin.

 The company's export sales are administered through Wausau Papers International, Inc., a wholly-owned subsidiary which acts as a foreign sales corporation (FSC).

 Unless stated otherwise, the terms "company" and "Wausau Papers" mean the company and its subsidiaries.

 SEGMENT INFORMATION

 Paper manufacturing is the company's only line of business.

 PRINTING AND WRITING DIVISION

 The Printing and Writing Division manufactures fine printing, writing and specialty papers at the Brokaw, Wisconsin and Groveton, New Hampshire mills. The division's product lines include recycled products made with 20% of the total fiber content from post-consumer waste. These papers are sold to paper distributors and converters throughout the United States and Canada. Typical end uses for these fine papers include printed advertising, corporate external reports, office papers and converted products such as announcements and greeting card envelopes.

 The Printing and Writing Division was formed in 1993 by combining the operations of the company's Brokaw Division and the manufacturing facilities at Groveton, New Hampshire. The Groveton facilities were purchased from James River Corporation on April 1, 1993, by the company's wholly-owned subsidiary, Wausau Papers of New Hampshire, Inc.


 RHINELANDER DIVISION

 The Rhinelander Division, located in Rhinelander, Wisconsin, manufactures lightweight, dense, technical specialty papers which are sold directly to converters and end users throughout the United States. International markets for Rhinelander's products include Canada, the Pacific Rim, Europe, Mexico, Central and South America. Typical end uses for these papers are pressure sensitive products, silicone coated products, medical packaging, food packaging and multiple laminated products. Small volumes of yeast and lignosulfonates are also manufactured. These products are sold for use as food additives, pet food ingredients and for other end uses.

 EXPORT SALES

 Wausau Papers International, Inc. has been the commissioned sales agent for the export sales of the company since September 1, 1992. Wausau Papers International, Inc. has elected to be treated as a FSC for federal income tax purposes.

 RAW MATERIALS

 Pulp is the basic raw material for paper production. Approximately 60% of the pulp consumed by the Brokaw mill is manufactured internally from aspen, which is in abundant supply. The remaining 40% of required pulp at Brokaw and all of the required pulp at the Rhinelander and Groveton mills is purchased from pulp mills throughout the United States and Canada. Although pulp prices increased approximately 70% in 1995 due to strong demand, purchased pulp is in adequate supply and readily obtained from both domestic and foreign sources.

 Recycled, de-inked fiber with a high content of post-consumer waste is also purchased from domestic suppliers as part of the fiber requirements for the Printing and Writing Division's recycled products. Recycled fiber is also in adequate supply and readily obtained.

 Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are all available from a number of suppliers and are purchased at current market prices.

 ENERGY

 The company's paper mills require large amounts of electrical energy and steam which are adequately supplied by public utilities or generated at company operated facilities. The Brokaw mill operates a power plant which provides all of the mill's steam requirements. The power plant is fueled by natural gas, which is in adequate supply, with fuel oil being an alternate energy source. The Brokaw mill purchases 100% of its electrical requirements from a public utility company. The Groveton mill operates a power plant which provides 100% of the mill's steam requirements and a portion of its electrical needs. The primary fuels burned at Groveton are wood chips and fuel oil. The Rhinelander Division maintains a coal burning plant capable of generating the mill's steam needs and nearly half of its electrical needs. The Groveton and Rhinelander mills purchase nearly 85% and 60% of their electrical needs, respectively, from public utility companies. The fuels used at each mill are all available on a contract basis at prevailing market prices.

 On July 21, 1995, Rhinelander Paper Company and Wisconsin Public Service Corporation (WPS) issued a joint press release announcing cancellation of plans to build the Rhinelander Energy Center cogeneration power plant in the City of Rhinelander. The two companies were unable to agree upon several fundamental issues arising during the regulatory approval process. As stated in the joint announcement, "following an in-depth financial analysis and a lengthy negotiation process, Rhinelander Paper Company decided it was not feasible to continue and decided to terminate the negotiations." The company has purchased a 200,000 pound per hour natural gas and oil-fired boiler which is scheduled for installation in December 1995 as part of a paper production capacity expansion. Rhinelander's existing coal-fired boilers together with the new gas and oil-fired boiler are expected to meet the mill's energy requirements for the next several years. The company is developing a plan for meeting the long range energy needs of the Rhinelander mill.

 PATENTS AND TRADEMARKS

 The company develops and files trademarks and patents, as appropriate. The company does not own or hold material licenses, franchises or concessions.

 SEASONAL NATURE OF BUSINESS
 The markets for some of the grades of paper produced by the company tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, the company generally experiences lower sales in the second fiscal quarter, in comparison to the rest of the year, primarily due to downtime typically taken by its customers during the holiday season.

 WORKING CAPITAL

 As is customary in the paper industry, the company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers.

 MAJOR CUSTOMERS

 Avery Dennison Corporation accounted for 12.0% of consolidated net sales in fiscal 1995. The loss of this customer could have an initial material adverse effect; however, the company believes that satisfactory alternative marketing arrangements could be made.

 BACKLOG

 Order backlog of the company's products at August 31, 1995 amounted to approximately $24,981,000, or approximately 2 weeks of operation. This is 16% lower on a tonnage basis than the backlog of orders of approximately $25,672,000 or nearly 3 weeks of operation at August 31, 1994. The backlog decrease is due to reduced demand for the company's technical specialty grades. Customer demand improved somewhat at the end of fiscal 1995, which the company expects to continue in fiscal 1996.

 Backlog totals are not a true indicator of the strength of the company's business activity. A significant and growing volume of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the company's backlog totals. The entire August 31, 1995 backlog is expected to be shipped during fiscal 1996.

 COMPETITIVE CONDITIONS

 The company competes in different markets within the paper industry. Each of its two divisions serves distinct market niches. The Printing and Writing Division produces fine printing and writing papers, of which over 60% are colored papers. Fine printing and writing sales are estimated to be less than 3% of the total market. The division's competitors range from small to large paper manufacturers and represent many different product lines. The division distributes its products primarily through paper wholesalers. The Rhinelander Division produces technical specialty papers and is a leader in its markets. Rhinelander's market position varies by product segment and, thus, competition also includes small to large paper manufacturers. Rhinelander sells its products directly to converters and end users. The various markets for the products of the company are highly competitive, with competition based on service, quality and price.

 RESEARCH AND DEVELOPMENT

 Expenditures for product development were approximately $1,219,000 in 1995, $1,158,000 in 1994, and $957,000 in 1993.

 ENVIRONMENT

 Wausau Papers, like its competitors in the paper industry, is subject to increasingly stringent environmental regulations. The company has made substantial capital investments and operating expenditures in order to construct, maintain and operate the facilities necessary to maintain compliance with environmental regulations. The company is currently rebuilding and expanding the wastewater treatment plant for the Brokaw mill and expects to complete the project in fiscal 1997 at a total cost of $14.5 million. The company estimates that its capital expenditures for other environmental purposes will be less than $5 million per year in fiscal 1996 and 1997.

 The company has not been identified as a potentially responsible party at any site designated for remedial action under the federal Superfund law. The company is required to monitor conditions relative to its past waste disposal activities and may be required to take remedial action if conditions are discovered which warrant such action.

 The United States Environment Protection Agency (EPA) has proposed air and water pollution reduction standards which could require significant expenditures by the pulp and paper industry. The final rules are expected to be promulgated within the next calendar year and to require compliance three years after promulgation. One major aspect of the proposed new regulations is extremely stringent standards for the discharge of chlorinated organics that are produced as byproducts of pulp bleaching processes that use elemental chlorine or chlorine compounds. The company maintains pulp bleaching operations only at its Brokaw mill. In 1988, the company installed an oxygen delignification system which eliminated the use of elemental chlorine; however, chlorine compounds are used in other stages of the bleaching process. The company is unable to predict with certainty the amount of capital expenditures and operating costs that it will incur in the future in order to comply with the proposed new EPA rules and other environmental regulations but it believes that such costs will not have a material adverse effect on its financial position or results of operations.

 EMPLOYEES

 The company had 1,722 employees at August 31, 1995. The company has collective bargaining contracts with the United Paperworkers International Union covering approximately 1,335 employees. These contracts expire in December 1995, May 1996 and March 1997 at the Rhinelander, Brokaw and Groveton mills, respectively. The company considers its relationship with its employees to be excellent. Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

 EXECUTIVE OFFICERS

 The executive officers of the company as of October 1, 1995, their ages, their positions and offices with the company and their principal occupations during the past five years are as follows:

   SAN W. ORR, JR., 54

   Chairman of the Board of Directors since December 1989 and, since July 1994, Chief Executive Officer, and Director since April 1970; also, Attorney, Estates of A.P. Woodson and Family; also, a director of Mosinee Paper Corporation, MDU Resources Group, Inc and Marshall & Ilsley Corporation.

   DANIEL D. KING, 48

   Director, President and Chief Operating Officer since July 1994; Senior Vice President, Printing and Writing Division, December 1993 to July 1994; Vice President and General Manager, Brokaw Division, September 1990 to December 1993.

   LARRY A. BAKER, 56

   Senior Vice President, Administration since December 1990; prior thereto, Vice President, Administration.

   STEVEN A. SCHMIDT, 41

   Vice President, Finance, Secretary and Treasurer since June 1, 1993; Corporate Controller, August 1992 to June 1993; prior thereto, Plant Controller, Georgia Pacific Corporation, formerly Nekoosa Papers, Inc., March 1989 to August 1992.

   MELVIN L. DAVIDSON, 59

   Vice President and General Manager, Rhinelander Division since August 1987; prior thereto, Vice President Marketing and Sales, Rhinelander Division.

   THOMAS J. HOWATT, 46

   Vice President and General Manager, Printing and Writing Division since December 1994; Vice President and General Manager, Groveton, April 1, 1993 to December 1994; Vice President Operations, Brokaw Division, September 1990 to April 1993; prior thereto, Vice President, Administration, Brokaw Division.

   All executive officers of the company are elected annually by the Board of Directors.


 ITEM 2.  PROPERTIES.

 The company's executive offices are located in Wausau, Wisconsin on property leased to the company under a lease which expires on December 31, 2005. There are renewal options for another 25 years.

 The company's Brokaw, Wisconsin mill operated at 2% below capacity during fiscal 1995 as a result of capital improvement related outages, producing approximately 450 tons of finished paper per day. The mill facility provides approximately 60% of its pulp requirements from its own hardwood sulphite pulp mill. Brokaw mill facilities are situated on approximately 270 acres of land, all owned by the company.

 The Groveton, New Hampshire mill operated at 96% of capacity in fiscal 1995, producing approximately 276 tons of finished paper per day. At capacity, the Groveton mill can produce over 100,000 tons of finished paper annually. The
        company's facilities occupy 124 acres of land all owned by the company's wholly-owned subsidiary, Wausau Papers of New Hampshire, Inc.

 The company's mill in Rhinelander, Wisconsin operated at 95% of capacity in fiscal 1995, producing an average of 385 tons of finished paper per day. Some extended downtime was taken on the four paper machines during the third and fourth quarters of fiscal 1995 due to market weakness in its product lines. Its facilities, which include a yeast and lignosulfonate processing plant capable of producing 21,000 pounds of torula yeast per day, occupy 72 acres of land, all owned by Rhinelander Paper Company, Inc.

 The company owns approximately 43,500 acres of timberland in Wisconsin. The company believes the market value of these lands exceeds the August 31, 1995 book value of $1,494,000.


 ITEM 3.  LEGAL PROCEEDINGS.

 Legal proceedings are discussed in Note 11 to the Consolidated Financial Statements on page 32 of this report.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1995.


                                      PART II


 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS.

 The company's common stock trades on The Nasdaq Stock Market under the symbol WSAU. The number of shareholders of record as of October 10, 1995 was 2,033. The company believes that there are approximately 4,467 additional beneficial owners whose shares are held in street name accounts or in other fiduciary capacities. The total estimated number of shareholders as of October 10, 1995, is 6,500. Information related to high and low closing prices and dividends is explained in detail in Item 8, Financial Statements and Supplementary Data, and appears on page 33 of this report. Dividend restrictions under certain loan covenants are explained in Note 4 to the Consolidated Financial Statements which is found on page 23 of this report.

 ITEM 6.  SELECTED FINANCIAL DATA.
 (all dollar amounts in thousands, except per share data)
                                                    Years ended August 31,
                                         1995         1994         1993         1992         1991
 FINANCIAL RESULTS
 Net sales                           $515,743     $426,504     $381,816     $370,935     $350,361
 Depreciation, depletion &
  amortization                         19,940       17,635       15,445       13,760       13,344
 Operating profit                      52,754       69,990       62,910       62,414       50,190
 Interest expense                       1,688        1,958        1,272        1,126        3,927
 Earnings before provision for
  income taxes                         50,851       68,052       61,771       61,309       47,025
 Earnings before cumulative
  effect of accounting change          31,251       42,052       38,371       40,009       30,475
 Net earnings                          31,251       43,052       22,621       40,009       30,475
 Average number of shares
  outstanding                      29,464,000   29,621,000   29,642,000   29,624,000   29,621,000
 Cash dividends declared                7,385        6,487        5,686        5,152        4,565
 Cash dividends paid                    7,156        6,291        5,559        5,000        4,473
 Capital expenditures                  66,104       43,800       51,297       31,777       24,931
 Tons of paper shipped                399,300      355,100      310,600      296,600      278,800

 FINANCIAL CONDITION

 Working capital                      $67,266     $ 59,878     $ 57,007     $ 34,338     $ 19,661
 Long-term debt                        68,623       30,270       42,712       22,695       30,727
 Shareholders' equity                 236,689      214,818      183,139      165,989      130,034
 Total assets                         434,686      361,389      329,583      266,592      240,306

 PER SHARE

 Earnings before cumulative
  effect of accounting change        $   1.06     $   1.42     $   1.29     $   1.35     $   1.03
 Net earnings                            1.06         1.45          .76         1.35         1.03
 Cash dividends declared                 .250         .218         .191         .174         .155
 Shareholders' equity                    8.03         7.25         6.18         5.60         4.39
 Price range (low and high
  closing)                        20.25-25.00  20.23-30.91  16.24-26.94  15.35-29.28   6.14-16.75

 RATIOS/RETURNS

 Return on sales before
  cumulative effect of
  accounting change                      6.1%         9.9%        10.0%        10.8%         8.7%
 Net return on sales                     6.1%        10.1%         5.9%        10.8%         8.7%
 Return on average
  shareholders' equity
  before cumulative effect
  of accounting change                  13.8%        21.2%        21.0%        27.0%        26.0%
 Net return on average
  shareholders' equity                  13.8%        21.6%        13.0%        27.0%        26.0%

 (all dollar amounts in thousands,                               Years ended August 31,
 except per share data)                 1995          1994          1993          1992          1991
 Current assets to current
  liabilities                       2.3 to 1      2.3 to 1      2.4 to 1      1.9 to 1      1.5 to 1
 % of long-term debt to total
  capital                              18.0%          9.6%         14.8%          9.9%         15.6%
 Tons of paper shipped per
  employee                               231           210           206           225           216

 EMPLOYMENT

 Average number of employees           1,727         1,692         1,510         1,319         1,293

      All shares and per share data have been restated to reflect the 10% stock dividend in 1995, the four-for-three stock splits in 1994 and 1993, the two-for-one stock split in 1992, and the five-for-four stock split-up, effected in the form of a dividend, in 1991. This summary should be read in conjunction with the consolidated financial statements which follow.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

     OVERVIEW

 The company achieved record sales and shipments in fiscal 1995, while earnings were lower compared to the prior year. Net sales were $515.7 million in fiscal 1995, up 21% from 1994. Shipments of 399,300 tons were ahead of last year's level by 12%. Fiscal 1995 net earnings declined 26% to $31.3 million compared to fiscal 1994 earnings, before an accounting change, due to higher pulp costs and a slowdown in demand for the company's technical specialty products.

 The pulp and paper industry experienced continued strong demand throughout most of fiscal 1995. Favorable market conditions and successful marketing of the company's printing and writing grades supported full operations at the Groveton mill since October 1994. Strong demand for the company's technical specialty grades during the first half of fiscal 1995 was followed by a slowdown in demand during the second half of the year, requiring the company to take extended downtime at its Rhinelander mill.

 Strong world-wide demand for paper caused continued strong demand for pulp in fiscal 1995. Market pulp prices increased approximately 70% on average in 1995 over the prior year. The company was able to implement several paper price increases during the year; however, market pressures prevented the company from recovering all of the increased pulp costs through higher paper prices. Higher paper prices, increased volume, production improvements and cost reduction efforts were not of sufficient magnitude to totally offset the negative effect of higher pulp costs on earnings.

     NET SALES

 Net sales for fiscal 1995 were a record $515.7 million, up 20.9% over fiscal 1994 net sales of $426.5 million. Fiscal 1993 net sales were $381.8 million. Shipments were a record 399,300 tons in 1995, an increase of 12.4% over the 355,100 tons shipped in 1994. Shipments were 310,600 tons in 1993. The shipment growth experienced in fiscal 1995 was mainly due to successfully marketing the production capacity of the Groveton, New Hampshire mill.

 Demand for the company's printing and writing grades was strong in fiscal 1995, supporting the October 1994 start-up and continued operation of the second paper machine at the Groveton mill. Shipments at the Printing and Writing Division increased 23.2% in fiscal 1995 over prior year results. Continued growth of the company's printing and writing products is expected in fiscal 1996. The company's Rhinelander Division experienced strong demand for its technical specialty products during the first half of fiscal 1995, followed by softer customer demand across all of its product lines during the second half of the year. Downtime was taken on all paper machines at the Rhinelander mill in the last four months of the fiscal year as a result of the market weakness and the need to reduce paper inventories. Shipments of Rhinelander's products were down 3.8% in fiscal 1995 compared to the previous year. Shipments of pressure sensitive products, its largest product segment, were down 6.1% over 1994 results. Some improvement in demand was experienced at the end of fiscal 1995 which the company expects to continue in fiscal 1996.

 Order backlog at August 31, 1995 was $25.0 million, compared to order backlogs of $25.7 million and $22.3 million at August 31, 1994 and 1993, respectively. The order backlog at August 31, 1995, on a tonnage basis, is 16% lower than at the end of fiscal 1994 and 5% below the order backlog at the end of fiscal 1993. Order backlog at the end of fiscal 1995 is lower than a year ago due to the reduced demand for the company's technical specialty grades. Backlog totals are not an accurate indicator of the company's business strength, however, as a significant and growing volume of orders are shipped out of inventory promptly upon order receipt.

     GROSS PROFIT

 Gross profit decreased to 15.7% of net sales for fiscal 1995 compared to 22.8% for the previous year. The gross profit margin was 23.3% in fiscal 1993. The reduced gross profit margin in fiscal 1995 compared to the previous year is due primarily to higher prices for purchased pulp, the main raw material in manufacturing paper, and downtime taken on the paper machines at the Rhinelander mill during the third and fourth quarters of fiscal 1995, due to market softness in its product lines.

 In fiscal 1995, market prices for pulp continued their upward spiral, which began in January 1994. Market pulp prices increased approximately 70% on average in fiscal 1995. The average list price of northern bleached softwood kraft, a commonly used benchmark pulp grade, increased 55% in 1995, following a 4% decline in 1994 and a 5% decrease in 1993. Price discounting from list was experienced in 1995, but to a much lesser extent than in 1994 and 1993. The company implemented several paper price increases during fiscal 1995, however, market pressures prevented the company from completely offsetting the pulp cost increases through higher selling prices. Despite increased paper prices, improved productivity from paper and pulp mill operations and cost reduction efforts, including Total Quality Process generated improvements, the company was not able to offset the effect of increased pulp costs.

 In October 1995, further pulp price increases took effect, but in varying amounts across pulp grades, as demand for pulp may be leveling off due to an overall slowing in the paper industry. As of October 27, 1995, the company had not announced any further price increases for its paper products in
 response to the October pulp price increase.   Although pulp and paper price
 increases may not coincide and, historically, paper price increases have generally lagged behind pulp price increases, management continues to expect, in the longer term, to return to historical per ton margins and renewed profit growth momentum.

 Production of the company's printing and writing grades increased 22.5% in fiscal 1995 over the previous year as the Groveton mill had full production on both of its paper machines since October 1994 as compared to operating one machine for all of fiscal 1994. The Brokaw mill operated at 2% below capacity in fiscal 1995 as a result of capital improvement related outages while the Groveton mill operated at 96% of capacity. Production for the Printing and Writing Division in 1994 was 12.7% higher than in 1993.

 The Rhinelander mill operated at 83% of capacity in the fourth quarter of fiscal 1995 and 95% for the year. Some extended downtime was taken on all paper machines due to market softness in the second half of fiscal 1995. Production in 1995 was flat compared to the prior year as productivity gains from capital improvements offset the negative impact of the extended machine downtime. Rhinelander's production in 1994 was 5.1% higher than 1993 results.

 Maintenance and repair costs increased $.6 million to $30.2 million in 1995 from $29.6 million in 1994. The increase is primarily attributable to the operation of the second paper machine at the Groveton mill. Maintenance and repair costs were $28.8 million in 1993.

     LABOR

 The company is currently in the final year of a four-year labor agreement with the United Paperworkers International Union at the Rhinelander Division. The agreement expires in December 1995. The company is also in the final year of a five-year labor agreement with the United Paperworkers International Union
 at the Brokaw mill.  This agreement expires in May 1996.   The company is
 currently in the third year of a four-year labor agreement with the United Paperworkers International Union at the Groveton mill. The agreement, which expires in March 1997, includes a general wage increase of 2.0% in 1996 and increases in employee benefits as part of the agreement.

 The company considers its relationship with its employees to be excellent and is of the opinion that it will be able to successfully negotiate new labor agreements at the Rhinelander and Brokaw mills in fiscal 1996.

     SELLING, ADMINISTRATIVE AND RESEARCH EXPENSES

 Fiscal 1995 selling, administrative and research expenses were $28.0 million, compared to $27.3 million in fiscal 1994 and $26.0 million in fiscal 1993. Increased marketing costs associated with new product offerings and full operations at the Printing and Writing Division, along with higher expense for stock appreciation rights, dividend equivalents and stock option expenses accounted for the increase in fiscal 1995 over the prior year. Stock appreciation rights, dividend equivalents and stock option expense was $.1 million in 1995, compared to income of $.3 million in 1994 and expense of $1.9 million in 1993.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

 Interest income was $.2 million in fiscal 1995, compared to $.1 million in fiscal 1994 and less than $.1 million in fiscal 1993. Interest expense in fiscal 1995 totalled $1.7 million, compared to $2.0 million in 1994 and $1.3 million in 1993. Lower interest expense in fiscal 1995 is due to higher capitalized interest compared to the prior year. Capitalized interest was $.7 million in fiscal 1995, $.2 million in 1994, and was $.1 million in 1993. The increase in capitalized interest in fiscal 1995 was due to several major capital projects in process, including the capacity expansion project at the Rhinelander mill, installation of a fiber handling and processing system at
        the Brokaw mill and upgrades to the wastewater treatment plant at both
 Wisconsin mills. Other income and expense was $.5 million expense in 1995, compared to $.1 million expense in 1994 and $.1 million income in 1993. Capital asset disposal losses are the primary reasons for the increase in other expense in fiscal 1995.

     INCOME TAXES

 The fiscal 1995 income tax provision was $19.6 million, for an effective tax rate of 38.5%. The effective tax rates for fiscal years 1994 and 1993 were 38.2% and 37.9%, respectively.

 In fiscal 1994, the company adopted Statement of Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability resulting in a $1.0 million increase in fiscal 1994 net earnings.

     NET EARNINGS

 Net earnings in fiscal 1995 were $31.3 million, compared to fiscal 1994 earnings of $42.1 million before the cumulative effect of an accounting change. Fiscal 1993 earnings were $38.4 million before the cumulative effect of an accounting change. After including the impact of accounting changes, net earnings were $43.1 million in fiscal 1994 and were $22.6 million in fiscal 1993.

 In fiscal 1994, the company adopted Statement of Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." This change in accounting resulted in a one-time cumulative benefit of $1.0 million in fiscal 1994. In fiscal 1993, the company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulting in a one-time cumulative reduction to net earnings of $15.8 million.


     CAPITAL RESOURCES AND LIQUIDITY

     LONG-TERM DEBT

 Long-term debt increased $38.3 million in fiscal 1995 to $68.6 million at August 31, 1995. This compares with long-term debt of $30.3 million and $42.7 million at August 31, 1994 and 1993, respectively. The increase in long-term debt in fiscal 1995 was due mainly to reduced cash flow from operations and increased capital spending. The decrease in long-term debt in fiscal 1994 was due primarily to improved cash flow from operations. Long-term debt as a percent of capital increased to 18.0% in 1995, compared to 9.6% in 1994 and 14.8% in 1993.

 In August 1995, the company obtained $19.0 million in additional financing from the issuance of variable rate demand sewage and solid waste revenue bonds by a local governmental unit. This additional borrowing will be used to fund the upgrade of the Brokaw mill wastewater treatment plant, the construction of a new landfill and several other projects which qualify for this type of financing. Proceeds relating to the bond issuance are held in a trust fund until they are drawn upon by the company as spending occurs on these projects. At August 31, 1995, the industrial development bond trust fund totalled $14.7 million.

 Long-term debt at August 31, 1995 consisted primarily of $30.0 million in senior promissory notes (less current portion), $14.2 million outstanding under the company's revolving credit facility, $8.3 million in commercial paper and $19.0 million in industrial development bonds. This compares with borrowings of $30.0 million in senior promissory notes at August 31, 1994.

     CASH PROVIDED BY OPERATIONS

 Cash provided by operations in fiscal 1995 was $47.5 million or 26.6% below 1994 results of $64.7 million. Cash provided by operations in fiscal 1993 was $34.4 million. The lower operating cash flow in fiscal 1995 compared to the prior year was due to higher unit production costs and increased working capital needs. Lower unit production costs in fiscal 1994 and lower working capital requirements associated with the Groveton mill accounted for the improved operating cash flow in 1994 over the previous year.

     CAPITAL EXPENDITURES

 Fiscal 1995 capital expenditures totalled $66.1 million, compared to $43.8 million in 1994 and $51.3 million in 1993. Capital expenditures in fiscal 1993 include the purchase of manufacturing facilities in Groveton, New Hampshire for $20.2 million.

 Rhinelander's new $12 million silicone coater commenced operation in the third quarter of fiscal 1995. This solventless coater has the capacity to produce 15,000 tons of coated release papers for the pressure sensitive label industry as well as other end users. A $46 million expansion project was approved for the Rhinelander mill in December 1994 to increase its pressure sensitive papermaking capacity. Work is proceeding on this project, which will include a new state-of-the-art supercalender, a duplex rewinder and a major rebuild of No. 7 paper machine. The project will add nearly 38,000 tons of annual pressure sensitive backing paper capacity while improving quality. In connection with mix changes, the mill's total annual capacity is expected to increase by over 26,000 tons. This project is expected to be completed in early calendar 1996. Other major projects in process at the Rhinelander mill include an upgrade to the mill's wastewater treatment plant and modifications to enable the mill to handle, wrap and ship larger diameter rolls.

 Several major projects were completed at the Brokaw mill in fiscal 1995 including installation of a new gas-fired boiler and feedwater system, a rebuild to No. 3 paper machine and improvements to No. 2 paper machine to increase productivity and enhance product quality. Work continues on a $16.4 million fiber handling and processing project. This project includes a building expansion, additional pulping capacity and a new fiber handling system to process more recycled post consumer fiber. This project is expected to be completed in the third quarter of fiscal 1996. In addition, work is underway to upgrade the mill's wastewater treatment plant at a cost of over $14 million.

 A softwood kraft refining system was installed at the Groveton mill in fiscal 1995 to improve long fiber refining capabilities, improve sheet formation and reduce fiber costs. Work is underway to add a shrink wrap packaging line and install a new centralized starch kitchen.

 At the end of fiscal 1995, the company was committed to spend approximately $62 million to complete capital projects currently under construction. Capital commitments at the end of 1994 and 1993 were $30 million and $32 million, respectively. The majority of the committed spending going into fiscal 1996 will be on the Rhinelander expansion project, the fiber handling and processing project at the Brokaw mill and upgrades to the wastewater treatment plant at both of these mills.

 Capital expenditures are expected to increase in fiscal 1996 primarily due to spending on these projects currently in process. The company expects capital expenditures to be in excess of $150 million over the next three years, including approximately $70 million in fiscal 1996.

     FINANCING

 The company maintains a revolving credit facility agreement with two banks to provide loans up to $35 million. The credit facility will permit the company to borrow $35 million through August 1, 1997, at which time, or earlier at the company's option, the agreement converts to a four-year term loan, requiring equal annual payments of principal. Interest rates on these borrowings are based on bank offered rates, the prime lending rate, certificate of deposit rate, treasury rate, or a eurodollar rate. The credit agreement provides the back-up line of credit necessary for the issuance of commercial paper. The company's commercial paper placement agreement, with one of its two major banks, provides for the issuance of up to $40 million of unsecured debt obligations. The company had $8.3 million in commercial paper outstanding at year end. On August 31, 1995, a combined total of $12.5 million was available for borrowing under the company's credit and commercial paper placement agreements. In a separate agreement, the banks participating in the revolving credit facility have provided a $30 million uncommitted line of credit to the company. The company also has available a $2 million short-term line of credit. There was no borrowing against these lines at August 31, 1995.

 In June 1993, the company borrowed $30 million through the issuance of notes to Prudential Insurance Company of America and its subsidiaries. The loan was in the form of senior unsecured term notes bearing a fixed interest rate of 6.03%. Principal is payable in ten equal semi-annual installments beginning in December 1995, with the final payment due in June 2000. Proceeds from the notes were used to reduce borrowings from the revolving credit facility.

 In August 1995, the company obtained $19 million in industrial development bond financing to fund the upgrade of the Brokaw mill wastewater treatment plant, the construction of a new landfill and several other projects which qualify for this type of financing. The bonds, which were issued by a local governmental unit, mature on July 1, 2023 and have a floating interest rate commensurate with short-term municipal bond rates on similar issues. The interest rate can be converted to a fixed rate at the option of the company. Principal is due upon maturity or earlier at the company's option. Proceeds relating to the bond issuance are held in a trust fund until they are drawn upon by the company as spending occurs on these projects. As of August 31, 1995, the company utilized $4.3 million from the bond proceeds.

 Cash provided by operations, industrial development bond proceeds and the revolving credit facility are expected to meet working capital needs and dividend requirements, as well as fund the company's stock repurchase program and planned capital expenditure requirements. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

     COMMON STOCK REPURCHASE

 On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,485,000 shares of the company's common stock, from time-to-time in the open market or through privately negotiated transactions at prevailing market prices. In fiscal 1995, the company repurchased 247,150 shares at market prices ranging from $20.688 per share to $21.364 per share. In fiscal 1994, the company repurchased 99,000 shares at market prices ranging from $21.705 per share to $22.386 per share. Shares and per share data have been restated to reflect the January 1995 10% stock dividend.

     DIVIDENDS

 In fiscal 1995, the Board of Directors declared cash dividends of $.25 per share, a 14.6% increase over the $.218 per share declared in fiscal 1994.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 WIPFLI ULLRICH BERTELSON
 Certified Public Accountants

 To the Shareholders and Board of Directors
 Wausau Paper Mills Company
 Wausau, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau Paper Mills Company and Subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended August 31, 1995 and the supporting schedule listed in the accompanying index to financial statements. These financial statements and supporting schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supporting schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and supporting schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau Paper Mills Company and Subsidiaries at August 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended August 31, 1995, and the supporting schedule presents fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

 As discussed in Note 8 and Note 7 of the Notes to Consolidated Financial Statements, the company changed its method of accounting for income taxes in 1994 and its method of accounting for postretirement benefits other than pensions in 1993.

 We hereby consent to the incorporation by reference of this report in the Registration Statements on Form S-8 and amendments thereto filed with the Securities and Exchange Commission by Wausau Paper Mills Company on August 25, 1995, January 3, 1992 and January 27, 1988.


                                    WIPFLI ULLRICH BERTELSON
                                    WIPFLI ULLRICH BERTELSON
                                    September 19, 1995
                                    Wausau, Wisconsin

          MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


 The management of Wausau Paper Mills Company is responsible for the integrity and objectivity of the financial data contained in the financial statements and supporting schedule. The financial statements and supporting schedule have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances and, where necessary, reflect informed judgments and estimates of the effects of certain events and transactions based on currently available information at the date the financial statements were prepared.

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

 STEVEN A. SCHMIDT
 STEVEN A. SCHMIDT
 Vice President Finance,
   Secretary and Treasurer

 INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT PUBLIC
 ACCOUNTANTS

 Consolidated Statements of Income for the years ended
     August 31, 1995, 1994 and 1993 .................................17

 Consolidated Balance Sheets as of August 31, 1995
     and 1994 .......................................................18

 Consolidated Statements of Shareholders' Equity for
     the years ended August 31, 1995, 1994 and 1993 .................20

 Consolidated Statements of Cash Flows for the years
     ended August 31, 1995, 1994 and 1993 ...........................21

 Notes to Consolidated Financial Statements .........................22

 Schedule for the years ended August 31, 1995, 1994 and 1993

     Schedule II - Valuation and Qualifying Accounts ................36

 All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

              WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
 (all dollar amounts in thousands,              For the years ended August 31,
 except per share data)                              1995          1994         1993
 Net Sales                                       $515,743      $426,504     $381,816
   Cost of products sold                          434,995       329,191      292,879

 Gross Profit                                      80,748        97,313       88,937
   Selling, administrative and research
    expenses                                       27,994        27,323       26,027

 Operating Profit                                  52,754        69,990       62,910
   Interest expense                             (   1,688)    (   1,958)   (   1,272)
   Interest income                                    239           111           38
   Other income and expense - net               (     454)    (      91)          95

 Earnings Before Income Taxes and
  Cumulative Effect of Changes in Accounting
  Principles                                       50,851        68,052       61,771
  Provision for income taxes                       19,600        26,000       23,400
 Earnings Before Cumulative Effect of
   Changes in Accounting Principles                31,251        42,052       38,371
   Cumulative effect of changes in accounting
    principles
    Postretirement benefits (net of income
     taxes)                                                                (  15,750)
    Income taxes                                                  1,000

 Net Earnings                                    $ 31,251      $ 43,052     $ 22,621

 Earnings Per Share Before Cumulative
   Effect of Changes in Accounting
    Principles                                   $   1.06      $   1.42     $   1.29
 Cumulative effect of changes in
   accounting principles
   Postretirement benefits (net of
    income taxes)                                                          (    0.53)
   Income taxes                                                    0.03

 Net Earnings Per Common Share                   $   1.06      $   1.45     $   0.76

 See accompanying notes to consolidated financial statements.

 All per share data has been restated to reflect a 10% stock dividend occurring in 1995 and four-for-three stock splits occurring in 1994 and 1993.

              WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
 (all dollar amounts in thousands)
                                                             As of August 31,
                                                          1995              1994
 Assets

 Current Assets
 Cash and cash equivalents                            $  2,347          $  3,214
 Accounts and notes receivable:
  Customers, less allowances of $5,080 in 1995 and
    $4,644 in 1994                                      40,975            33,603
   Other                                                 1,454             1,506
 Inventories                                            67,474            60,222
 Deferred income taxes                                   7,204             6,931
 Other current assets                                      563               458

 Total current assets                                  120,017           105,934

 Property, Plant and Equipment
 Buildings                                              46,009            42,060
 Machinery and equipment                               359,930           320,546

                                                       405,939           362,606
 Less:  Accumulated depreciation                     ( 150,736)        ( 133,178)

                                                       255,203           229,428
 Land                                                    1,657             1,433
 Timberlands, net of depletion of
  $672 in 1995 and $598 in 1994                          1,494             1,541
 Capital additions in process                           33,837            14,670

 Total property, plant and equipment                   292,191           247,072

 Other Assets
 Cash restricted for capital additions                  14,732
 Deferred charges and other assets                       7,746             8,383

 Total other assets                                     22,478             8,383

 Total Assets                                         $434,686          $361,389

 See accompanying notes to consolidated financial statements.

 (all dollar amounts in thousands)                    As of August 31,
                                                    1995            1994
 Liabilities

 Current Liabilities
 Current maturities of long-term debt             $  6,425        $    462
 Accounts payable                                   24,426          25,325
 Accrued salaries and wages                          7,480           8,960
 Accrued and other liabilities                      13,161          11,117
 Accrued income taxes                                1,259             192

 Total current liabilities                          52,751          46,056

 Long-Term Liabilities
 Long-term debt                                     68,623          30,270
 Deferred income taxes                              36,799          31,945
 Postretirement benefits                            30,433          28,682
 Pension                                             5,184           6,139
 Other liabilities                                   4,207           3,479

 Total long-term liabilities                       145,246         100,515

 Commitments and contingencies

 Shareholders' Equity
 Preferred stock:  (500,000 shares authorized)
  no par value
   No shares issued
 Common stock:  (36,000,000 shares authorized)
  no par value
   31,072,323 shares issued - 1995
   28,248,240 shares issued - 1994                 138,784          80,380
 Retained earnings                                 110,345         143,424

                                                   249,129         223,804
 Less:  Treasury stock at cost
  (1,608,436 shares in 1995 and
  1,390,210 shares in 1994)                      (  11,652)      (   7,604)

 Net loss not recognized as pension expense
  (net of deferred taxes)                        (     788)      (   1,382)

 Total shareholders' equity                        236,689         214,818

 Total Liabilities and Shareholders' Equity       $434,686        $361,389

                                  WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (all dollar amounts             COMMON STOCK                      TREASURY STOCK                     COMMON        TOTAL
 in thousands except                                RETAINED                           NET PENSION  STOCK-SHARES  SHAREHOLDERS'
 share data)               SHARES ISSUED   AMOUNT   EARNINGS     SHARES      AMOUNT     ADJUSTMENT  OUTSTANDING    EQUITY
 Balance August 31, 1992     15,890,499  $ 79,330   $ 89,924    (738,395)  ($  3,141)   ($    124)   15,152,104   $165,989
  Net earnings, 1993                                  22,621                                                        22,621
  Cash dividends declared                          (   5,686)                                                     (  5,686)
  Four-for-three stock split  5,296,184                         (244,131)                             5,052,053
  Stock options exercised                     107                 15,333          54                     15,333        161
  Change in unrecognized
   pension expense (net of
   deferred taxes)                                                                             54                       54

 Balance August 31, 1993     21,186,683    79,437    106,859    (967,193)  (   3,087)  (       70)   20,219,490    183,139
  Net earnings, 1994                                  43,052                                                        43,052
  Cash dividends declared                          (   6,487)                                                     (  6,487)
  Four-for-three stock split  7,061,557                        ( 319,695)                             6,741,862
  Purchases of treasury
   shares                                                      ( 190,000)  (   4,959)                 ( 190,000)  (  4,959)
  Stock options exercised                     943                 86,678         442                     86,678      1,385
  Change in unrecognized
   pension expense (net of
   deferred taxes)                                                                      (   1,312)                (  1,312)

 Balance August 31, 1994     28,248,240    80,380    143,424  (1,390,210)  (   7,604)   (   1,382)   26,858,030    214,818
  Net earnings, 1995                                  31,251                                                        31,251
  Cash dividends declared                          (   7,385)                                                     (  7,385)
  10% stock dividend          2,824,083    56,945  (  56,945)  ( 144,856)                             2,679,227
  Purchases of treasury
   shares                                                      ( 226,500)  (   5,222)                 ( 226,500)  (  5,222)
  Stock options exercised                   1,459                153,130       1,174                    153,130      2,633
  Change in unrecognized
   pension expense (net of
   deferred taxes)                                                                            594                      594

 Balance August 31, 1995     31,072,323  $138,784   $110,345  (1,608,436)  ($ 11,652)   ($    788)   29,463,887   $236,689

 See accompanying notes to consolidated financial statements.

                    WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
 (all dollar amounts in thousands)                    For the Years Ended August 31,
                                                        1995       1994       1993
 Operating Activities:
 Net earnings                                        $ 31,251    $ 43,052    $ 22,621
 Cumulative effect of accounting changes                        (   1,000)     15,750
 Noncash items:
   Provision for depreciation, depletion and
    amortization                                       19,940      17,635      15,445
   Loss on property, plant and equipment disposals        585         231         123
   Deferred income taxes                                4,581       3,033       2,568
 Changes in operating assets and liabilities:
   Receivables                                      (   7,320)  (   4,172)    ( 1,929)
   Inventories                                      (   7,252)  (     563)   ( 22,463)
   Other assets                                           521         423    (    907)
   Accounts payable and other liabilities               4,139       7,942       3,062
   Accrued income taxes                                 1,067   (   1,842)        105

 Net Cash Provided by Operating Activities             47,512      64,739      34,375

 Investing Activities:
 Capital expenditures                               (  64,479)  (  42,056)   ( 51,026)
 Proceeds from property, plant and equipment
   disposals                                              115         615          52
 Net cash invested in funds restricted for
   capital additions                                (  14,732)

 Net Cash Used in Investing Activities              (  79,096)  (  41,441)   ( 50,974)

 Financing Activities:
 Net borrowings (repayments) under revolving
   credit facility                                     14,200   (  12,000)   (  7,000)
 Net borrowings of commercial paper                     8,300
 Repayment of long-term debt                        (     451)  (     508)   (    363)
 Proceeds from issuance of long-term notes                                     30,000
 Proceeds from issuance of long-term bonds             19,000
 Dividends paid                                     (   7,156)  (   6,291)   (  5,559)
 Proceeds from stock option exercises                   2,046       1,050         161
 Payment for purchase of treasury stock             (   5,222)  (   4,959)

 Net Cash Provided by (Used in) Financing
   Activities                                          30,717   (  22,708)     17,239

 Net increase (decrease) in cash and cash
   equivalents                                      (     867)        590         640
 Cash and cash equivalents at beginning of year         3,214       2,624       1,984

 Cash and Cash Equivalents at End of Year            $  2,347    $  3,214    $  2,624

 Supplemental Cash Flow Information:
 Interest paid (net of amount capitalized)           $  1,554    $  1,903    $    928
 Income taxes paid                                     13,762      23,598      20,763

 Noncash investing and financing activities: Capital lease obligations of $497, $24 and $550 in 1995, 1994 and 1993, respectively, were incurred when the company entered into leases for new equipment.

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

 INVENTORIES - Pulpwood, finished paper products and the majority of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market.

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

 NOTE 2.  INVENTORIES
 (all dollar amounts in thousands)           1995         1994
 Raw materials                           $ 30,925     $ 21,508
 Supplies                                  16,498       15,420
 Work in process and finished goods        45,521       37,128

 Inventories at cost                       92,944       74,056
 LIFO reserve                           (  25,470)   (  13,834)

 Net inventories                         $ 67,474     $ 60,222

 Because various components of the inventories are valued by use of the last-in, first-out (LIFO) method, it is impracticable to segregate the LIFO reserve between raw materials and work in process and finished goods.

 NOTE 3.  ACCRUED AND OTHER LIABILITIES
 (all dollar amounts in thousands)            1995       1994
 Employee retirement plans                $  1,583   $  1,674
 Taxes other than income                     1,348      1,503
 Interest                                      523        419
 Stock appreciation rights                   2,720      2,873
 Other                                       6,987      4,648

 Totals                                   $ 13,161   $ 11,117

 NOTE 4.  DEBT
 The company's long-term debt, excluding current maturities as of August 31, is outlined below:

 (all dollar amounts in thousands)          1995        1994
 6.03% Senior promissory notes          $ 24,000    $ 30,000
 Industrial development bonds             19,000
 Revolving credit facility agreement      14,200
 Commercial paper                          8,300
 Fixed asset payables to be financed
   with revolving credit agreement         2,831
 Capitalized leases                          292        270

 Totals                                 $ 68,623   $ 30,270

 The company has outstanding $30 million in unsecured senior promissory notes. Interest is payable quarterly on the outstanding balance at a rate of 6.03% per annum. Principal is payable in ten equal semi-annual installments beginning December 18, 1995, with the final payment due June 16, 2000.

 During 1995, the company borrowed $19 million related to industrial development bonds issued by a local governmental unit. The variable rate bonds require quarterly interest payments and had an interest rate of 3.85% at August 31, 1995. The company also pays fees for a bank letter of credit and remarketing services related to the bonds which it includes in net interest expense. The interest rate can be converted to a fixed rate, at the company's option, after which semi-annual interest payments will be required. The bonds mature on July 1, 2023. At August 31, 1995, bond proceeds of $14,732,000 were not disbursed and are reflected as an asset on the balance sheet.
 The company maintains an unsecured revolving credit facility of $35 million with two banks which continues through August 1, 1997 at which time, or earlier at the company's option, the revolving credit converts to a term loan facility, and the loans then outstanding are payable in four equal annual installments. The company may elect the base for interest from either domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The weighted average interest rate on borrowings under the revolving credit facility was 6.21% at August 31, 1995. There were no borrowings against this agreement at August 31, 1994. The credit agreement provides for commitment fees during the revolving loan period. Fees are based on .125% per annum on the unused portions of the commitment, payable monthly.

 Consistent with the classification of the revolving credit agreement, fixed asset payables that will be financed through the agreement are classified as long-term debt.

 The senior promissory notes and the revolving credit facility agreement require the company to comply with certain covenants, one of which requires the company maintain minimum net worth. At August 31, 1995, $69,950,000 of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior promissory notes.

 The company maintains a commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which requires unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper. The weighted average interest rate on outstanding commercial paper was 6.20% at August 31, 1995. There were no amounts outstanding at August 31, 1994.

 The difference between the book and the fair market value of the long-term debt is not material.

 The aggregate annual maturities of long-term debt for the next five years are:

 (all dollar amounts                                                             THERE-
  in thousands)            1996       1997       1998       1999       2000      AFTER
                       $  6,425   $  6,164   $ 12,461   $ 12,333   $ 12,333   $ 25,332

 Annual maturities will be affected by future borrowings.

 The banks participating in the revolving credit agreement have provided separate uncommitted revolving lines of credit to the company in an aggregate amount of up to $30 million. The specific terms of any revolving loans borrowed pursuant to these lines of credit will be negotiated at the time of the borrowing and any revolving loans so borrowed will be payable on demand. In addition, the company has a $2 million line of credit with interest payable at the prime rate. The line does not require a compensating balance or a commitment fee. There was no borrowing against these lines at August 31, 1995.

 NOTE 5.  LEASE COMMITMENTS

 The company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment includes the following amounts for capitalized leases:

 (all dollar amounts in thousands)

                                       1995          1994
 Machinery and equipment           $  1,728      $  2,083
 Allowance for amortization       (     744)    (   1,168)

 Net value                         $    984      $    915

 Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1995:

 (all dollar amounts in thousands)               Capital   Operating
                                                  LEASES      LEASES
 1996                                           $    451    $    165
 1997                                                174          78
 1998                                                131          43
 1999                                                             34
 2000                                                             33
 Thereafter                                                      143

 Total Minimum Payments                              756         496
 Amounts representing interest                 (      39)

 Present value of net minimum lease payments    $    717    $    496

 The future minimum payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosure in Note 4.

 Rental expense for all operating leases consisted of:
 (all dollar amounts in thousands)       1995       1994       1993
 Minimum rentals                     $  1,347   $  1,334   $  1,183
 Contingent rentals                       267        213        366

 Totals                              $  1,614   $  1,547   $  1,549

 Contingent rentals are based upon usage.

 NOTE 6.  INTEREST EXPENSE AND CAPITALIZED INTEREST
 (all dollar amounts in thousands)     TOTAL                     NET
                                    INTEREST  CAPITALIZED   INTEREST
                                     EXPENSE     INTEREST    EXPENSE
 1995                               $  2,423     $    735   $  1,688
 1994                                  2,185          227      1,958
 1993                                  1,350           78      1,272

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

 The company selected a measurement date of plan assets of May 31, 1995 and 1994.

 The components of net periodic pension cost follow:
 (all dollar amounts in thousands)         1995         1994        1993
 Service cost                          $  2,199     $  2,020    $  1,663
 Interest cost                            3,920        3,791       3,233
 Actual return on assets              (   4,365)   (   1,066)  (   3,875)
 Net amortization and deferral            1,201    (   1,843)      1,567

 Net pension cost                      $  2,955     $  2,902     $ 2,588

 The following table sets forth the benefit obligations and funded status of the plans at August 31:

                                                          1995                                   1994
                                     PLANS WITH ASSETS   PLANS WITH ASSETS  PLANS WITH ASSETS  PLANS WITH ASSETS
                                     EXCEEDING ACCUMU-   LESS THAN ACCUMU-  EXCEEDING ACCUMU-  LESS THAN ACCUMU-
                                     LATED BENEFIT       LATED BENEFIT      LATED BENEFIT      LATED BENEFIT
 (ALL DOLLAR AMOUNTS IN THOUSANDS)   OBLIGATION          OBLIGATION         OBLIGATION         OBLIGATION
 Actuarial present value of
   benefit obligations:
 Vested benefits                     ($ 27,027)          ($ 17,370)         ($ 25,203)         ($ 16,367)
 Nonvested benefits                  (   5,086)          (   3,293)         (   4,465)         (   3,564)

 Accumulated benefit obligations     (  32,113)          (  20,663)         (  29,668)         (  19,931)
 Additional amounts related to
   projected salary increases        (   3,658)          (     528)         (   3,986)         (     434)

 Projected benefit obligation        (  35,771)          (  21,191)         (  33,654)         (  20,365)
 Plan assets at market value at
   May 31                               34,785              14,719             33,268             12,890

 Plan assets less than projected
   benefit obligation                (     986)          (   6,472)         (     386)         (   7,475)
 Unrecognized net loss from past
   experience and effect of
   changes in assumptions                1,368               1,709              1,424              2,704
 Prior service costs not yet
   recognized                            2,898               2,575              3,210              2,817
 Unrecognized initial net
   obligation (asset)                (   1,511)                573          (   1,682)               645
 Cash contributions to plans
   subsequent to May 31                                         16                 80                  8
 Adjustment to recognize minimum
   liability                                             (   4,450)                            (   5,756)
 Net pension asset (liability)
   recognized in the
   consolidated balance sheets        $  1,769           ($  6,049)          $  2,646          ($  7,058)

 Projected benefit obligations were determined using an assumed discount rate of 7.5% and an assumed rate of increases in future compensation levels of 5.0%. The assumed long-term rate of return on plan assets was 8.0%. Plan assets consist principally of publicly traded stocks and fixed income securities and include Wausau Paper Mills Company common stock with a market value of $1,377,000 in 1995 and $1,854,000 in 1994.

 The company's defined contribution pension plan provides for company contributions based on a percentage of employee contributions. The cost of such plans totaled $232,000 in 1995 and $445,000 in 1994, and $420,000 in
 1993.

 The company has deferred compensation or supplemental retirement agreements with certain present and past key officers and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation and supplemental retirement agreements does not represent a material amount.

 In fiscal 1993, the company adopted the provisions of Statements of Financial Accounting Standard (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions," effective as of September 1, 1992.

 SFAS 106 requires the estimated cost of retiree benefit payments, primarily health and life insurance, to be accrued during the employees' active service period. Previously, the cost of these benefits was expensed as paid. The company elected to immediately recognize the accumulated liability as of September 1, 1992, which resulted in a one-time noncash charge against earnings of $25,000,000 before taxes and $15,750,000 after taxes, or $.53 per share (as restated). In addition, the effect of this change on 1993 operating results was to recognize an additional pre-tax expense of $1,590,000 and after-tax expense of $987,000, or $.03 per share (as restated).

 Postretirement benefit cost includes the following components:
 (all dollar amounts in thousands)              1995      1994        1993
 Service cost                               $    933   $    994   $    750
 Interest cost                                 1,984      2,085      1,875

 Net periodic postretirement benefit cost   $  2,917   $  3,079   $  2,625

 The plans' status at August 31, was as follows:
 (all dollar amounts in thousands)                      1995       1994
 Actuarial present value of benefit obligation:
 Retirees                                           $  8,934   $  9,295
 Fully eligible active participants                    8,952      8,326
 Other active participants                            10,971      9,853

 Accumulated postretirement benefit obligation        28,857     27,474
 Unrecognized net gain                                 1,576      1,208

 Accrued postretirement benefit liability           $ 30,433   $ 28,682

 For 1995, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% declining by 1% annually for six years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.

 For 1994, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% declining by 1% annually for seven years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.

 A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, by approximately $3,779,000 or 13.1% in 1995 and $3,541,000 or
 12.9% in 1994. The effect of this change on the aggregate of the service and interest cost would be an increase of $416,000 or 14.3% in 1995 and $451,000 or 14.6% for 1994.

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

 The company elected to recognize the cumulative effect of the change as of September 1, 1993, totaling $1,000,000, as a credit to income in 1994. The effect of the change in method did not have a material effect in 1994.

 The provision for income taxes is comprised of the following:
 (all dollar amounts
 in thousands)                 1995       1994       1993
 Currently payable
   Federal                 $ 13,487   $ 20,245   $ 18,821
   State                      1,532      2,722      1,820

                             15,019     22,967     20,641

 Deferred
   Federal                    4,197      2,688      1,571
   State                        384        345      1,188

                              4,581      3,033      2,759

 Totals                    $ 19,600   $ 26,000   $ 23,400

 A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
 (all dollar amounts in thousands)         1995             1994             1993
 Federal statutory tax rate           $ 17,798  35%    $ 23,818  35%    $ 21,416  35%
 State taxes net of federal
   tax benefits                          1,324   3%       1,994   3%       1,179   2%
 Other                                     478   1%         188              805   1%

 Consolidated effective tax           $ 19,600  39%    $ 26,000  38%    $ 23,400  38%

 The major temporary differences that give rise to the deferred tax assets and liabilities at August 31, 1995 and 1994 are as follows:
 (all dollar amounts in thousands)                         1995         1994
 Deferred tax asset:
 Allowances on accounts receivable                     $    977     $    787
 Accrued compensated absences                             1,666        1,689
 Stock appreciation rights plans                          1,101        1,149
 Inventories                                              1,387        1,630
 Postretirement benefits                                 12,086       11,454
 Other                                                    1,880        1,338

 Gross deferred tax asset                                19,097       18,047

 Deferred tax liability:
 Property, plant and equipment                        (  47,666)   (  41,875)
 Other                                                (   1,026)   (   1,186)

 Gross deferred tax liability                         (  48,692)   (  43,061)

 Net deferred tax liability                           ($ 29,595)   ($ 25,014)

 The total deferred tax liabilities (assets) as presented in the accompanying balance sheets are as follows:
 (all dollar amounts in thousands)                         1995          1994
 Net long-term deferred tax liabilities                $ 36,799      $ 31,945
 Net current deferred tax assets                      (   7,204)    (   6,931)

 Net deferred tax liability                            $ 29,595      $ 25,014

 For the year ended August 31, 1993, the components of deferred tax expense are as follows:
 (all dollar amounts in thousands)                                    1993
 Excess of tax over book depreciation                             $  4,571
 Bad debt allowance                                              (      12)
 Accrued expenses                                                (   1,946)
 Other - Net                                                           146
 Totals                                                           $  2,759

 NOTE 9.  STOCK OPTIONS AND APPRECIATION RIGHTS

 The company maintains the 1981 and 1991 Employee Stock Option Plans. Each plan specifies purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the company's common stock at the date of grant under the 1981 plan and for incentive options granted under the 1991 plan. The option price for non-qualified options under the 1991 plan may not be less than 50% of the fair market value of the company's common stock at the date of grant.

 During 1995, 36,850 options were granted under the 1991 Employee Stock Option Plan to be earned based upon the satisfaction of operating goals set forth in the agreement. The options terminated when 1995 operating goals were not met.

 During 1992, options were granted under the 1991 Employee Stock Option Plan. The options were to be earned over a three-year period based upon the satisfaction of operating goals set forth in the agreement. A total of 97,783 and 72,358 options terminated in 1994 and 1993, respectively, when operating goals were not met.

 The following table summarizes the activity relating to the company's stock option plans:

 STOCK OPTIONS:                                                1995             1994           1993
 Options outstanding at beginning of the year
  (number of shares)                                        351,541          539,818        524,665
 Granted                                                    106,150            7,823        124,666
 Terminated                                               (  42,712)       (  97,783)     (  84,092)
 Exercised                                                ( 167,945)       (  98,317)     (  25,421)
 Options outstanding at end of year (number of shares)      247,034*         351,541        539,818
 Options exercisable at end of year (number of shares)      224,666**        326,608        372,131
 Price range of options exercised                       $1.88-12.50      $1.88-12.50    $1.88-16.42
 Price range of outstanding options                     $4.19-30.00      $1.88-22.67    $1.88-22.67

 *214,497 and 32,537 options granted and remain outstanding under the 1991 Employee Stock Option Plan and the 1981 Employee Stock Option Plan, respectively.

 **192,129 and 32,537 options granted and are exercisable under the 1991 Employee Stock Option Plan and the 1981 Employee Stock Option Plan, respectively.

 All shares and option prices have been restated to reflect the 10% stock dividend occurring in 1995 and the four-for-three stock splits occurring in 1994 and 1993.

 The 1988 Management Incentive Plan entitles certain management employees the right to receive cash equal to the sum of the appreciation in value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in company stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights based upon the quoted market value of the shares and the exercise provisions.

 The following table summarizes the activity relating to the company's stock appreciation rights plans:

 STOCK APPRECIATION RIGHTS:
                                                    1995            1994            1993
 Rights outstanding at beginning of the year
   (number of shares)                            147,644         158,644         243,808
 Exercised                                     (   4,000)      (  11,000)        (85,164)

 Rights outstanding at end of
   year (number of shares)                       143,644         147,644         158,644
 Rights exercisable at end of
   year (number of shares)                       143,644         147,644         129,311
 Price range of stock appreciation
   rights exercised                           $     7.35      $     5.58      $5.58-7.05
 Price range of outstanding
   stock appreciation rights                  $5.58-7.83      $5.58-7.83      $5.58-7.83

 All shares and price ranges have been restated to reflect the 10% stock dividend occurring in 1995 and the four-for-three stock splits occurring in 1994 and 1993.

 The company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive cash based on the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in company stock. During 1995, 36,850 dividend equivalents were granted under the plan. The dividend equivalents are earned in the current year based upon the satisfaction of operating goals set forth in the agreement. All dividend equivalents granted in 1995 terminated when operating goals were not met.

 During 1992, 196,534 dividend equivalents were granted under the plan. The dividend equivalents granted in 1992 and 26,400 of the dividend equivalents granted in 1993 were to be earned over a three-year period based upon the satisfaction of operating goals set forth in the agreement. A total of 89,956 and 72,358 dividend equivalents terminated in 1994 and 1993, respectively, when operating goals were not met.

 DIVIDEND EQUIVALENTS:                                  1995        1994        1993
 Equivalents outstanding at beginning of the year
   (number of shares)                                114,399     448,799     440,978
 Granted                                              36,850                  99,734
 Exercised                                                     ( 244,444)  (   7,821)
 Terminated                                        (  36,850)  (  89,956)  (  84,092)
 Equivalents outstanding at end of year
   (number of shares)                                114,399     114,399     448,799
 Equivalents exercisable at end of year
   (number of shares)                                114,399     114,399     317,778

 All shares have been restated to reflect the 10% stock dividend occurring in 1995 and the four-for-three stock splits occurring in 1994 and 1993.

 The pre-tax impact on earnings of all stock options, dividend equivalents and stock appreciation rights for the years ended August 31, 1995, 1994 and 1993
       was expense of $79,000, income of $283,000 and expense of $1,934,000, respectively.

 NOTE 10.  RESEARCH EXPENSES

 Research expenses charged to operations were $1,219,000 in 1995, $1,158,000 in 1994 and $957,000 in 1993.

 NOTE 11.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

 The company is involved in various legal proceedings in the normal course of business. It is the opinion of management that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or on the operations of the company.

 As of August 31, 1995, the company was committed to spend approximately $62 million to complete capital projects which were in various stages of completion.

 In 1993, Rhinelander Paper Company, Inc., a subsidiary of the company, signed an agreement with Wisconsin Public Service Corporation (WPS) under which Rhinelander Paper would become the exclusive steam customer of a high-efficiency cogeneration power plant to be constructed, owned and operated by WPS. The arrangement for ownership and operation by WPS was altered during the regulatory approval process, making it necessary to negotiate a new agreement between WPS and Rhinelander Paper if the project were to proceed. The two companies were unable to agree upon several fundamental issues and after lengthy negotiations, Rhinelander Paper Company decided it was not feasible to continue and terminated further negotiations. WPS and Rhinelander Paper issued a joint press release on July 21, 1995, announcing the cancellation of plans to build the cogeneration power plant.

 During fiscal 1994, the company purchased 100,000 shares of the company's no-par value common stock from a director in a private transaction at $27.625 per share, the average market price on the day of the transaction.

 NOTE 12.  MAJOR CUSTOMERS

 One customer accounted for 12.0% of net sales aggregating $61,732,000, 12.3% of net sales aggregating $52,313,000, and 11.2% of net sales aggregating $42,812,000 in 1995, 1994 and 1993, respectively.

 QUARTERLY DATA (UNAUDITED)
 (all dollar amounts                          1995                                   1994
 in thousands, except
 per share data)           FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD    SECOND      FIRST
 Net Sales               $134,801   $135,560   $119,115   $126,267   $111,355   $108,709  $ 97,709   $108,731

 Gross profit              19,969     21,587     18,094     21,098     22,179     26,413    22,830     25,891
 Operating profit          11,740     14,687     11,956     14,371     15,442     20,748    15,335     18,465

 Earnings before
   cumulative effect of
   accounting changes       6,793      8,745      7,116      8,597      9,361     12,516     9,114     11,061
   Per share                $0.23      $0.30      $0.24      $0.29      $0.32      $0.42     $0.31      $0.37
 Net earnings               6,793      8,745      7,116      8,597      9,361     12,516     9,114     12,061
   Per share                $0.23      $0.30      $0.24      $0.29      $0.32      $0.42     $0.31      $0.40

 Per share basis:
   Cash dividends*        $0.0625    $0.0625    $0.1250               $0.0545    $0.0545    $0.109
   Common Stock price
    (closing)**
     High                 $ 23.75    $ 23.75    $ 24.50    $ 25.00    $ 24.09    $ 30.91   $ 29.66    $ 27.62
     Low                  $ 21.00    $ 21.00    $ 20.25    $ 20.68    $ 20.23    $ 23.18   $ 25.40    $ 25.05

 *Dividends reported as of declaration date. During each year presented, two quarterly dividends were declared in the second quarter.
 **Such prices reflect the high and low "closing" price quotation on The Nasdaq Stock Market and do not reflect markups, markdowns or commissions and may not necessarily reflect actual transactions.

 The estimated effective tax rate utilized for the first three quarters of each fiscal year was different than the final annual effective rate and the adjustment of income taxes was all reflected in the quarter ended August 31 of each fiscal year.

 All per share data has been restated to reflect the 10% stock dividend occurring in 1995 and the four-for-three stock split occurring in 1994.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 None.

                                     PART III



 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors is incorporated into this Form 10-K by reference to the table on page 5 of the registrant's Proxy Statement dated November 9, 1995 (1995 Proxy Statement). Information relating to executive officers is found in Part I of this Form 10-K, page 4.



 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by reference to the registrant's 1995 Proxy Statement under the subcaption "Director Compensation", page 6. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth beginning under the caption "Compensation of Executive Officers" and ending with the material set forth under the subcaption "Supplemental Plans", pages 8 through 13 and (2) the material set forth under the subcaption "Committee Interlocks and Insider Participation", page 16, in the 1995 Proxy Statement.



 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to the material set forth in the registrant's 1995 Proxy Statement beginning under the caption "Beneficial Ownership of Shares", page 2, through the material immediately preceding the final paragraph under such caption, page 3.



 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

                                      PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) Financial statements and financial statement schedules, filed as part of this report and required by Item 14(d), are set forth on page 14 herein.
 (b) Reports on Form 8-K.
     No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1995.
 (c) Exhibits required by Item 601 of Regulation S-K.

 The following exhibits are filed with the Securities and Exchange Commission as part of this report.

 Exhibit 3 - Articles of Incorporation and Bylaws

   a. Articles of Incorporation, as amended 12/18/91 ................33-45(2)
   b. Bylaws, as restated 7/17/92 ...................................46-81(2)

 Exhibit 4 - Instruments Defining the Rights of Security Holders

   a. Articles and Bylaws (see Exhibit 3)

 Exhibit 10 - Material Contracts*

   a. Executive Officers' Deferred Compensation Retirement Plan,
      as amended 5/20/93.............................................40-54(1)
   b. Incentive Compensation Plans, as amended 10/23/92 and
      10/28/93 (Printing and Writing Division and Rhinelander
      Paper Company, Inc.)...........................................55-62(1)
   c. Corporate Management Incentive Plan, as amended 8/19/87 .......63-69(1)
   d. 1988 Stock Appreciation Rights Plan, as amended 4/17/91 .....106-114(3)
   e. 1988 Management Incentive Plan, as amended 4/17/91 ..........115-123(3)
   f. 1990 Stock Appreciation Rights Plan, as amended 4/17/91 .....124-132(3)
   g. Deferred Compensation Agreement dated March 2, 1990,
      as amended July 1, 1994........................................51-56(4)
   h. 1991 Employee Stock Option Plan .............................133-146(3)
   i. 1991 Dividend Equivalent Plan ...............................147-155(3)
   j. Supplemental Retirement Benefit Plan dated January 16, 1992 ...90-97(2)
   k. Directors' Deferred Compensation Plan .........................71-86(1)
   l. Director Retirement Benefit Policy ............................87-88(1)

      *All exhibits represent executive compensation plans and arrangements.

 Exhibit 22 - Subsidiaries .............................................89(1)

 Exhibit 27 - Financial Data Schedule

 Page numbers set forth herein correspond to the page numbers using the sequential numbering system, where such exhibit can be found in the following Annual Reports on Form 10-K:

   (1) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993; Commission File Number 0-7574.
   (2) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992; Commission File Number 0-7574.
   (3) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1991; Commission File Number 0-7574.
   (4) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994; Commission File Number 0-7574.

 The above exhibits are available upon request in writing from the Secretary, Wausau Paper Mills Company, P.O. Box 1408, Wausau, Wisconsin 54402-1408.

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                Allowance                 Allowance
                                                   for       Allowance       for
 (all dollar amounts in                         Doubtful        for        Pending
 thousands)                            TOTAL    ACCOUNTS     DISCOUNTS     CREDITS
 Balance August 31, 1992            $  3,507    $  1,158       $   425    $  1,924
 Charges to costs and expenses        12,319          49         5,388       6,882
 Deductions                        (  12,160)  (       7)    (   5,380)  (   6,773)

 Balance August 31, 1993            $  3,666    $  1,200      $    433    $  2,033
 Charges to costs and expenses        15,644          18         6,189       9,437
 (Deductions) recoveries           (  14,666)        117     (   6,105)  (   8,678)

 Balance August 31, 1994            $  4,644    $  1,335      $    517    $  2,792
 Charges to costs and expenses        17,099         141         7,781       9,177
 Deductions                        (  16,663)  (       3)    (   7,658)  (   9,002)

 Balance August 31, 1995            $  5,080    $  1,473      $    640    $  2,967

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WAUSAU PAPER MILLS COMPANY


                                       /S/ STEVEN A. SCHMIDT
                                       Steven A. Schmidt
                                       Vice President Finance,
                                        Secretary and Treasurer
                                        (Principal Accounting and
                                        Financial Officer)
                                       Date:  October 27, 1995


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /S/ SAN W. ORR, JR.                   /S/ DAVID B. SMITH, JR.
 San W. Orr, Jr.                       David B. Smith, Jr.
 October 27, 1995                      October 27, 1995
 Chairman of the Board and             Director
   Chief Executive Officer
   (Principal Executive Officer)


 /S/ DANIEL D. KING                    /S/ STANLEY F. STAPLES, JR.
 Daniel D. King                        Stanley F. Staples, Jr.
 October 27, 1995                      October 27, 1995
 President and Chief Operating         Director
   Officer
 Director


 /S/ HARRY R. BAKER
 Harry R. Baker
 October 27, 1995
 Director

                                 EXHIBIT INDEX
                   Pursuant to Item 102(d) of Regulation S-T
                            (17 C.F.R. <section>232.102(d)

 Exhibit 3 - Articles of Incorporation and Bylaws

   a.    Articles of Incorporation, as amended 12/18/91 .............33-45(2)
   b.    Bylaws, as restated 7/17/92 ................................46-81(2)

 Exhibit 4 - Instruments Defining the Rights of Security Holders

   a.    Articles and Bylaws (see Exhibit 3)

 Exhibit 10 - Material Contracts*

   a.    Executive Officers' Deferred Compensation Retirement
         Plan, as amended 5/20/93 ...................................40-54(1)
   b.    Incentive Compensation Plans, as amended 10/23/92 and
         10/28/93 (Printing and Writing Division and Rhinelander
         Paper Company, Inc.) .......................................55-62(1)
   c.    Corporate Management Incentive Plan, as amended 8/19/87 ....63-69(1)
   d.    1988 Stock Appreciation Rights Plan, as amended 4/17/91 ..106-114(3)
   e.    1988 Management Incentive Plan, as amended 4/17/91 .......115-123(3)
   f.    1990 Stock Appreciation Rights Plan, as amended 4/17/91 ..124-132(3)
   g.    Deferred Compensation Agreement dated March 2, 1990,
         as amended July 1, 1994 ....................................51-56(4)
   h.    1991 Employee Stock Option Plan ..........................133-146(3)
   i.    1991 Dividend Equivalent Plan ............................147-155(3)
   j.    Supplemental Retirement Benefit Plan dated January 16,
         1992........................................................90-97(2)
   k.    Directors' Deferred Compensation Plan ......................71-86(1)
   l.    Director Retirement Benefit Policy .........................87-88(1)

      *All exhibits represent executive compensation plans and arrangements.

 Exhibit 22 - Subsidiaries .............................................89(1)

 Exhibit 27 - Financial Data Schedule .....................................39

 Page numbers set forth herein correspond to the page numbers using the sequential numbering system, where such exhibit can be found in the following Annual Reports on Form 10-K:

 (1) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993; Commission File Number 0-7574.
 (2) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992; Commission File Number 0-7574.
 (3) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1991; Commission File Number 0-7574.
 (4) Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994; Commission File Number 0-7574.