Form 10-Q
period 1995-11-30
WAUSAU PAPER MILLS CO
filed 1996-01-12
CIK 105076

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended NOVEMBER 30, 1995

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

                                 Yes    X        No ________
                                     ________

The number of common shares outstanding at December 31, 1995 was 29,465,842.

Note: The number of shares outstanding at December 31, 1995 are before the effect of the 5-for-4 stock split payable
       January 17, 1996 to shareholders of record as of January 2, 1996.

                         WAUSAU PAPER MILLS COMPANY

                              AND SUBSIDIARIES

                                    INDEX

                                                         PAGE NO.

 PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of                   1
                Income Three Months Ended
                November 30, 1995 (unaudited) and
                November 30, 1994 (unaudited)

                Condensed Consolidated Balance               2
                Sheets November 30, 1995 (unaudited)
                and August 31, 1995 (derived from audited financial statements)

                Condensed Consolidated Statements            3
                of Cash Flows Three Months
                Ended November 30, 1995 (unaudited) and
                November 30, 1994 (unaudited)

                Notes to Condensed Consolidated              4 - 5
                Financial Statements

       Item 2.  Management's Discussion and                  6 - 8
                Analysis of Financial Condition
                and Results of Operations


 PART II. OTHER INFORMATION

       Item 5.  Other Information                            9

       Item 6. Exhibits and Reports on Form 8-K              9

                       PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau Paper Mills Company and Subsidiaries
                                                           For the Three Months
 (Dollars in thousands, except per share data - unaudited)    Ended November 30
----------------------------------------------------------------------------------
                                                             1995          1994
                                                         -------------------------
 Net Sales                                                 $141,904      $126,267
   Cost of products sold                                    122,276       105,169
                                                         -------------------------
 GROSS PROFIT                                                19,628        21,098
   Selling, administrative and research expenses              7,416         6,727
                                                         -------------------------
 OPERATING PROFIT                                            12,212        14,371
   Interest income                                              210            60
   Interest expense                                            (570)         (436)
   Other expense                                               ( 47)         ( 48)
                                                         -------------------------
 EARNINGS BEFORE INCOME TAXES                                11,805        13,947
   Provision for income taxes                                 4,500         5,350
                                                         -------------------------
 NET EARNINGS                                              $  7,305      $  8,597
                                                         =========================
 NET EARNINGS PER COMMON SHARE                             $    .25      $    .29
                                                         =========================
 WEIGHTED AVERAGE NUMBER OF SHARES                       29,465,000    29,461,000
                                                         =========================

 CONSOLIDATED BALANCE SHEETS
 Wausau Paper Mills Company and Subsidiaries
----------------------------------------------------------------------------
 (Dollars in thousands)                       November 30         August 31
----------------------------------------------------------------------------
                                                     1995*             1995*
                                              ------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                    $   375         $   2,347
     Accounts and notes receivable                 43,988            42,429
     Inventories                                   70,063            67,474
     Other current assets                           7,492             7,767
                                              -----------------------------
Total current assets                              121,918           120,017
                                              -----------------------------
Property, plant and equipment                     300,648           292,191

Other assets                                       19,511            22,478
                                              -----------------------------
TOTAL ASSETS                                     $442,077          $434,686



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt        $  6,434          $  6,425
     Accounts payable                              26,765            24,426
     Accrued and other liabilities                 20,890            20,641
     Accrued income taxes                           2,932             1,259
                                              -----------------------------
Total current liabilities                          57,021            52,751
                                              -----------------------------
LONG-TERM LIABILITIES
     Long-term debt                                62,568            68,623
     Deferred income taxes                         38,044            36,799
     Other liabilities                             40,418            39,824
                                              -----------------------------
Total long-term liabilities                       141,030           145,246
                                              -----------------------------
Total shareholders' equity                        244,026           236,689
                                              -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY        $442,077          $434,686
                                              =============================

*The consolidated balance sheet  at  November  30,  1995  is  unaudited.  The
 August 31, 1995 consolidated balance sheet is derived from audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau Paper Mills Company and Subsidiaries
-----------------------------------------------------------------------
                                                  For the Three Months
(Dollars in thousands - unaudited)                 Ended November 30
-----------------------------------------------------------------------
                                                  1995            1994
                                             --------------------------
Operating Activities:
Net earnings                                    $  7,305       $   8,597
Noncash items:
    Provision for depreciation, depletion
     and amortization                              5,332           4,750
    Deferred income taxes                          1,245             778
  Changes in operating assets and liabilities:
   Receivables                                    (1,559)         (3,012)
   Inventories                                    (2,589)          2,546
   Other assets                                      307             213
   Accounts payable and other liabilities          6,756           3,413
   Accrued income taxes                            1,673           2,870
                                               -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         18,470          20,155
                                               -------------------------
Investing Activities:
Capital expenditures                             (17,316)         (8,626)
Proceeds from property, plant and
  equipment disposals                                 60             231
Net cash distributed from funds
  restricted for capital additions                 2,935
                                               --------------------------
NET CASH USED IN INVESTING ACTIVITIES            (14,321)         (8,395)
                                               --------------------------
Financing Activities:
Net repayments under
  revolving credit facility                       (4,200)
Repayments of long-term debt                        (112)           (119)
Dividends paid                                    (1,841)         (1,611)
Proceeds from stock option exercises                  32           2,036
Payments for purchase of treasury stock                           (4,690)
                                               --------------------------
NET CASH USED IN FINANCING ACTIVITIES             (6,121)         (4,384)
                                               --------------------------
Net increase (decrease) in cash and
  cash equivalents                                (1,972)          7,376
Cash and cash equivalents at
  beginning of year                                2,347           3,214
                                               --------------------------
CASH AND CASH EQUIVALENTS AT
  END OF QUARTER                                   $ 375        $ 10,590
                                               ==========================


Supplemental Information:
Interest paid (net of amount capitalized)       $    532        $    463
Income taxes paid                                  1,582           1,120

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: The accompanying unaudited financial statements include all adjustments, which are all normal and recurring in nature and, in the opinion of management, present fairly the condensed results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the 1995 Annual Report for the company's accounting policies which are pertinent to these statements.

Note 2: Selling, administrative and research expenses include stock appreciation rights and stock option expense of $653,000 or $.01 per share for the quarter ended November 30, 1995 and income of $101,000 or less than $.01 per share for the quarter ended November 30, 1994.

Note 3: All shares and per share data have been restated to reflect the 10% stock dividend which occurred in January
         1995.

Note 4:  Accounts receivable consisted of the following:
                            NOVEMBER 30, 1995      AUGUST 31, 1995
Customer Accounts                 $47,805,000          $46,055,000
Misc. Notes and Accounts
  Receivable                        1,948,000            1,454,000
                                   ----------           ----------
                                  $49,753,000          $47,509,000
Less:  Allowance for
Discounts, Doubtful
Accounts and Pending
Credits                             5,765,000            5,080,000
                                   ----------           ----------
Net Receivables                   $43,988,000          $42,429,000

Note 5:  The various components of inventories were as follows:
                            NOVEMBER 30, 1995      AUGUST 31, 1995
Raw Materials and Supplies        $49,243,000          $47,423,000
Work in Process
and Finished Goods                 44,831,000           45,521,000
                                   ----------           ----------
                                  $94,074,000          $92,944,000
                                   ----------           ----------
Less:  LIFO Reserve                24,011,000           25,470,000
                                   ----------           ----------
Net Inventories                   $70,063,000          $67,474,000

Note 6: The accumulated depreciation on fixed assets was $155,875,000 as of November 30, 1995 and $150,736,000 as
          of August 31, 1995.

Note 7:  A summary of long-term debt is as follows:
                            NOVEMBER 30, 1995     AUGUST 31, 1995
Bonds, Mortgages and
  Similar Debt                    $62,188,000         $68,331,000
Capitalized Leases                    380,000             292,000
                                   ----------          ----------
Total Long Term Debt              $62,568,000         $68,623,000

Note 8:  Dividends per share were as follows:
                              THREE MONTHS ENDING
                              -------------------
                    NOVEMBER 30, 1995     NOVEMBER 30, 1994
                    -----------------     ------------------
                           $.00*                 $.00*

* The company's Board of Directors meeting schedule did not result in the declaration of a cash dividend in the three months ended
  November 30, 1995 or 1994.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Net Sales

For the three months ended November 30, 1995, net sales were a record $141,904,000, up 12.4% from the prior year's first quarter net sales of $126,267,000. Shipments of 103,900 tons matched last year's record first quarter shipments. The increase in sales over the prior year is due primarily to higher selling prices for both printing and writing and technical specialty grades.

Despite a worldwide slowing in demand for paper products, shipments of the company's printing and writing grades were strong for the quarter and exceeded last year's first quarter by 1.9%. Order backlogs at quarter-end at the Printing and Writing Division were down slightly from a year ago as a result of weaker demand for certain grades of paper. These grades, such as commodity cut-size and offset papers, are at the low end of the division's mix and represent a small portion of its volume. These papers have been produced since early fiscal 1995 to fill out production at the Groveton mill. Pricing has become increasingly competitive on these grades due to weakening demand, making it more difficult for the company to participate in this market segment.

Shipments of Rhinelander's technical specialty grades were down 3.6% compared to the prior year. Although demand for pressure sensitive products improved in the first quarter of fiscal 1996 from the previous quarter, order backlogs were below last year's first quarter levels when demand for Rhinelander's products was extremely strong.

Gross Profit

Fiscal 1996 first quarter gross profit was $19,628,000 or 13.8% of net sales.

Gross profit in the first quarter of fiscal 1995 was $21,098,000 or 16.7% of net sales.

Gross profit in the first quarter of fiscal 1996 was negatively impacted primarily by higher pulp prices compared to the previous year. The average list price for northern bleached softwood kraft in the first quarter of fiscal 1996 was approximately 40% higher than a year ago. Although market pulp prices for some grades of pulp increased in the first quarter, pulp prices appear to have peaked and are beginning to decline as weakening global demand for paper is effecting worldwide demand for pulp. The company did not increase paper prices in the first quarter in response to the pulp price increases. Management expects that with continued strong sales and reduced pulp costs the company will return, in the longer term, to historical per ton margins and renewed profit growth momentum.

Production in the first quarter of fiscal 1996 at the company's Printing and Writing Division was up 11.5% over the prior year. The higher production level was primarily the result of having full operations at the Groveton mill compared to last year's first quarter when Groveton's second paper machine operated for only two months. Inventory levels dropped slightly during the quarter as a result of strong shipments. The inventory decline was less than experienced in the first quarter of fiscal 1995 which was impacted by strong shipments, below capacity operations at Groveton, and capital improvement related downtime at the Brokaw mill.

The Rhinelander mill operated at 97% of capacity in the first quarter of fiscal 1996. As a result, production was 2.3% below
last year's first quarter.   Demand for its products improved
during the quarter, but was not as strong as a year ago. Inventory levels remained essentially unchanged in the quarter as was the case during the first quarter of fiscal 1995.

Selling, Administrative and Research Expenses

In the first quarter of fiscal 1996, selling, administrative and research expenses were $7,416,000 compared to $6,727,000 for the same period a year ago. The increase over the prior year is due to stock appreciation rights and stock option expense of $653,000 in the first quarter of fiscal 1996 compared to income of $101,000 recorded in last year's first quarter.

Interest Income and Expense

Interest income was $210,000 and $60,000 in the three months ended
November 30, 1995 and 1994, respectively.   The increase in the
first quarter of fiscal 1996 over the prior year is due to interest income from undistributed proceeds from the $19 million industrial development bond issuance in August 1995. Interest expense totalled $570,000 in the first quarter of fiscal 1996, compared to $436,000 a year ago. Higher interest expense is the result of higher debt levels compared with last year's first quarter.

Income Taxes

The income tax provision in the first quarter of fiscal 1996 was
$4,500,000 for an effective tax rate of 38.1%.   The  effective
tax rate in the first quarter of fiscal 1995 was 38.4%.

Net Earnings

Net earnings for the three months ended November 30, 1995 were $7,305,000 or $.25 per share. Net earnings were $8,597,000 or $.29 per share in last year's first quarter.

Cash Provided by Operations

For the three months ended November 30, 1995, cash provided by operations was $18,470,000 compared to $20,155,000 for the same period in fiscal 1995. Cash provided by operations was lower in the first quarter of fiscal 1996 compared to a year ago due primarily to higher unit productions costs.

Capital Expenditures

For the three months ended November 30, capital expenditures were $17,316,000 and $8,626,000 in 1995 and 1994, respectively.

The $46 million expansion project at Rhinelander is proceeding on schedule. The Rhinelander mill successfully started up the new supercalender in November which will allow for increased production of pressure sensitive products. The expansion project also includes a rebuild of No. 7 paper machine which is scheduled for March 1996. No. 7 paper machine will be down approximately two weeks to complete the capital improvements. Work continues on several other major projects throughout the company including the $16.4 million fiber handling and processing project at the Brokaw mill.

On December 18, 1995, the Board of Directors approved $8 million in capital improvements including nearly $6 million to modernize the wood processing facility at the Brokaw mill. The wood room project will increase process efficiencies and wood yield, reduce operating costs and improve working conditions.

Total capital expenditures are projected to be approximately $70 million in fiscal 1996.

Financing

Long-term debt decreased $6.1 million in the first quarter of fiscal 1996 to $62,568,000. Long-term debt consisted primarily of $30.0 million in notes to Prudential Insurance Company of America and its subsidiaries, less the current portion, with a fixed rate
of 6.03%.   In addition, the company had $19.0 million in variable
rate industrial development bonds with an interest rate of 3.95% at November 30, 1995. Undistributed proceeds from the August 1995 industrial development bond issuance totalled $11,797,000 at the end of the quarter. At November 30, 1995, the company also had $11.5 million in revolving credit agreement borrowings at effective interest rates ranging from 5.95% to 6.06% and $6.8 million in commercial paper with effective interest rates of 6.20% to 6.31%.

Cash provided by operations, industrial development bond proceeds and the revolving credit facility are expected to meet working capital needs and dividend requirements, as well as fund the company's stock repurchase program and planned capital expenditure requirements. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

Common Stock Repurchase

On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,485,000 shares (after the effect of the January 1995 stock dividend) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. There were no repurchases of company stock during the first quarter of fiscal 1996.

Dividends and Stock Split

On December 18, 1995, the Board of Directors declared a 5-for-4 stock split and approved a 10% increase in the cash dividend, from $.050 to $.055 per share on a new share basis. Both the cash dividend and the additional shares from the stock split are payable January 17, 1996 to shareholders of record as of January 2, 1996. Any fractional shares resulting from the stock split will be paid in cash, based on the closing price of the stock on the record date.

                         PART II - OTHER INFORMATION



Item 5. OTHER INFORMATION

COMMON STOCK INCREASE

On December 18, 1995 shareholders approved an increase in authorized shares of the company's common stock from 36,000,000 to 100,000,000.

LABOR

The company negotiated a five year labor agreement, effective January 1, 1996 with the United Paperworkers International Union at the Rhinelander Division. The agreement, which expires in December 2000, includes a general wage increase of 3.0% in 1996, 3.5% in 1997, 3.5% in 1998, 3.0% in 1999 and 3.0% in 2000. The
contract includes changes in work rules to provide greater operating efficiencies and increases in employee benefits. The company is of the opinion that this labor agreement will provide competitive labor costs over the contract period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits
     (10) Supplemental Retirement Benefit Plan dated 1/16/92, as amended 11/13/95.

(b)  Reports on form 8-K:  None
                       S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WAUSAU PAPER MILLS COMPANY



Registrant

By:  STEVEN A. SCHMIDT
Steven A. Schmidt
Vice President Finance, Secretary and Treasurer

(Principal Financial Officer)

Date:  January 12, 1996