Form 10-Q
period 1996-02-29
WAUSAU PAPER MILLS CO
filed 1996-04-12
CIK 105076

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended FEBRUARY 29, 1996

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

                                        X
                                 Yes ________    No ________

 The number of common shares outstanding at March 31, 1996 was 36,831,579.

                         WAUSAU PAPER MILLS COMPANY

                              AND SUBSIDIARIES

                                    INDEX

                                                               PAGE NO.

 PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of                     1
                Income Three and Six Months Ended
                February 29, 1996 (unaudited) and
                February 28, 1995 (unaudited)

                Condensed Consolidated Balance                 2
                Sheets February 29, 1996 (unaudited)
                and August 31, 1995 (derived from audited financial statements)

                Condensed Consolidated Statements              3
                of Cash Flows Six Months
                Ended February 29, 1996 (unaudited) and
                February 28, 1995 (unaudited)

                Notes to Condensed Consolidated                4 - 5
                Financial Statements

       Item 2.  Management's Discussion and                    6 - 9
                Analysis of Financial Condition
                and Results of Operations


 PART II. OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security
                Holders                                        10

       Item 6.  Exhibits and Reports on Form 8-K               10

                       PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau Paper Mills Company and Subsidiaries
 (Dollars in thousands, except                       For the Three Months           For the Six Months
 per share data - unaudited)                           Ended February 29, 1996 and February 28, 1995
                                                                                              C>
                                                     1996             1995            1996          1995
 Net sales                                       $128,590         $119,115        $270,494      $245,382
   Cost of products sold                         109,985           101,021         232,261       206,190
 GROSS PROFIT                                     18,605            18,094          38,233        39,192
   Selling, administrative
    and research expenses                          7,072             6,138          14,488        12,865
 OPERATING PROFIT                                 11,533            11,956          23,745        26,327
   Interest income                                   159                89             369           149
   Interest expense                                 (713)             (389)         (1,283)         (825)
   Other expense                                     (62)              (40)           (109)          (88)
 EARNINGS BEFORE INCOME TAXES                     10,917            11,616          22,722        25,563
   Provision for income taxes                      4,200             4,500           8,700         9,850
 NET EARNINGS                                   $  6,717          $  7,116        $ 14,022      $ 15,713
 NET EARNINGS PER COMMON SHARE                  $    .18          $    .20        $    .38      $    .43
 WEIGHTED AVERAGE NUMBER OF SHARES            36,832,000        36,842,000      36,831,000    36,834,000

 CONSOLIDATED BALANCE SHEETS
 Wausau Paper Mills Company and Subsidiaries
    (Dollars in thousands)                     February 29        August 31
                                                     1996*            1995*
 ASSETS
 Current Assets
     Cash and cash equivalents                    $  1,418         $  2,347
     Accounts and notes receivable                  42,019           42,429
     Inventories                                    71,621           67,474
     Other current assets                            7,547            7,767
 Total current assets                              122,605          120,017
 Property, plant and equipment                     310,426          292,191
 Other assets                                       16,792           22,478
 TOTAL ASSETS                                     $449,823         $434,686


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Current maturities of long-term debt         $  6,362         $  6,425
     Accounts payable                               22,517           24,426
     Accrued and other liabilities                  22,726           20,641
     Accrued income taxes                            1,652            1,259
 Total current liabilities                          53,257           52,751
 LONG-TERM LIABILITIES
     Long-term debt                                 69,698           68,623
     Deferred income taxes                          39,300           36,799
     Other liabilities                              40,871           39,824
 Total long-term liabilities                       149,869          145,246
 Total shareholders' equity                        246,697          236,689
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $449,823         $434,686

 * The consolidated balance sheet at February 29, 1996 is unaudited. The August 31, 1995 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Wausau Paper Mills Company and Subsidiaries

                                                     For the Six Months
 (Dollars in thousands-unaudited)           Ended Feb. 29, 1996 and Feb. 28, 1995
                                                    1996              1995
 Operating Activities:
 Net earnings                                   $ 14,022         $  15,713
 Noncash items:
   Provision for depreciation, depletion
    and amortization                              11,069             9,674
   Deferred income taxes                           2,501             2,174
 Changes in operating assets and liabilities:
   Receivables                                       410            (6,870)
   Inventories                                    (4,147)           (7,288)
   Other assets                                      256              (838)
   Accounts payable and other liabilities          1,860             8,446
   Accrued income taxes                              393              (192)
 NET CASH PROVIDED BY OPERATING ACTIVITIES        26,364            20,819
 Investing Activities:
 Capital expenditures                            (31,405)          (21,591)
 Proceeds from property, plant and
   equipment disposals                                60               247
 Net cash distributed from funds
  restricted for capital additions                 5,650
 NET CASH USED IN INVESTING ACTIVITIES           (25,695)          (21,344)
 Financing Activities:
 Net borrowings under
  revolving credit facility                        5,498             5,500
 Repayments of long-term debt                     (3,245)             (223)
 Dividends paid                                   (3,883)           (3,473)
 Proceeds from stock option exercises                 32             2,036
 Payments for purchase of treasury stock          (5,222)
 NET CASH USED IN FINANCING ACTIVITIES            (1,598)           (1,382)
 Net decrease in cash and cash equivalents          (929)           (1,907)
 Cash and cash equivalents at beginning of year    2,347             3,214
 CASH AND CASH EQUIVALENTS AT END OF QUARTER    $  1,418         $   1,307
 Supplemental Information:
 Interest paid (net of amount capitalized)      $  1,220         $     833
 Income taxes paid                                 5,840             7,845

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note 1: The accompanying unaudited condensed financial statements include all adjustments, which are all normal and recurring in nature and, in the opinion of management, present fairly the results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the 1995 Annual Report for the company's accounting policies which are pertinent to these statements.

 Note 2: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option expense of $175,000 or less than $.01 per share for the quarter ended February 29, 1996 and income of $76,000 or less than $.01 per share for the quarter ended February 28, 1995. For the six months ended February 29, 1996, SARs and stock option expense was $828,000 or $.01 per share compared to income of $177,000 or less than $.01 per share for the six months ended February 28, 1995.

 Note 3: All shares and per share data have been restated to reflect the 5-for-4 stock split in January 1996.

 Note 4: Accounts receivable consisted of the following:
                                   FEBRUARY 29, 1996       AUGUST 31, 1995
 Customer Accounts                    $45,590,000            $46,055,000
 Misc. Notes and Accounts
 Receivable                               773,000              1,454,000

                                      $46,363,000            $47,509,000

 Less:  Allowance for Discounts,
 Doubtful Accounts and Pending
 Credits                                4,344,000              5,080,000
 Net Receivables                      $42,019,000            $42,429,000

 NOTE 5:  THE VARIOUS COMPONENTS OF INVENTORIES WERE AS FOLLOWS:
                                FEBRUARY 29, 1996        AUGUST 31, 1995
 Raw Materials and Supplies        $38,604,000             $47,423,000
 Work in Process
 and Finished Goods                 44,623,000              45,521,000

                                   $83,227,000             $92,944,000

 Less:  LIFO Reserve                11,606,000              25,470,000
 Net Inventories                   $71,621,000             $67,474,000

 NOTE 6: THE ACCUMULATED DEPRECIATION ON FIXED ASSETS WAS $161,351,000 AS OF FEBRUARY 29, 1996 AND $150,736,000 AS OF AUGUST 31, 1995.

 NOTE 7: A SUMMARY OF LONG-TERM DEBT IS AS FOLLOWS:
                                  FEBRUARY 29, 1996             AUGUST 31, 1995
 Bonds, Mortgages and
 Similar Debt                         $69,380,000                 $68,331,000

 Capitalized Leases                       318,000                     292,000

 Total Long Term Debt                 $69,698,000                 $68,623,000

 NOTE 8:  DIVIDENDS PER SHARE WERE AS FOLLOWS:
                  THREE MONTHS ENDING                      SIX MONTHS ENDING
      FEBRUARY 29, 1996   FEBRUARY 28, 1995      FEBRUARY 29, 1996   FEBRUARY 28, 1995
           $.110                 $.100*                $.110                $.100*

     The company's Board of Directors schedule resulted in the declaration of cash dividends of $.110 and $.100 per share in the three months ended February 29, 1996 and February 28, 1995, respectively.

   * Per share dividends have been restated to reflect the 5-for-4 stock split in January 1996.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


 RESULTS OF OPERATIONS

 Net Sales

 Net sales for the quarter ended February 29, 1996 were a second quarter record $128,590,000, up 8.0% from last year's second quarter sales of $119,115,000. Shipments totalled 94,700 tons, down .4% from last year's record second quarter shipment level. For the first six months of fiscal 1996, net sales were a record $270,494,000, up 10.2% from the prior year while shipments of 198,600 tons were down .2% compared to the first half of fiscal 1995.

 Paper market conditions slowed in the company's second quarter and continue to remain soft, affecting many of the company's customers and, therefore, the overall demand for its products. Throughout the paper industry there have been many reports of production downtime due to low order levels. Despite the market weakness, the company was able to operate at planned capacity in the second quarter. Should the current weakness in the paper markets continue, the company may need to schedule some production downtime before the end of the fiscal year in order to maintain proper inventory levels.

 Demand for the company's printing and writing grades was relatively strong for most of its paper grades sold from stock inventory during the second quarter of fiscal 1996. However, lower prices for manufacturing business commodity cut-size and offset papers, due to weak demand, have made it difficult for the company to obtain orders in this market segment. Although these grades represent a small portion of the Printing and Writing Division's mix, they contributed to a 2.2% decrease in the division's second quarter shipments compared to a year ago. Order backlogs at the end of the second quarter were down from last year due to weaker demand for certain grades of paper.

 At the company's Rhinelander Division, second quarter shipments exceeded the prior year's shipment level by 2.8%. Order backlogs at February 29, 1996 were up slightly from a year ago due primarily to strong demand for packaging grades.

 Gross Profit

 Gross profit for the three months ended February 29, 1996 was $18,605,000 or 14.5% of net sales. Gross profit in the second quarter of fiscal 1995 was $18,094,000 or 15.2% of net sales.

 Weak paper market conditions are also affecting demand for pulp, the company's main raw material. Although pulp prices fell during the second quarter, pulp costs, on average, were higher than a year ago. Despite higher selling prices for its products, the company's gross profit margin in the second quarter was lower than a year ago due to higher pulp prices and other manufacturing costs. Management expects that the positive effect of continued lower prices for pulp will result in improved gross profit margins in the quarters ahead.

 Production at the Printing and Writing Division exceeded last year's second quarter by .9%. Inventory levels rose during the quarter due to market weakness. Second quarter production at Rhinelander was down 4.3% from the prior year, due primarily to mix. Inventories at Rhinelander increased slightly during the quarter.

 Selling, Administrative and Research Expenses

 Selling, administrative and research expenses were $7,072,000 for the three months ended February 29, 1996 compared to $6,138,000 in last year's second quarter. Stock appreciation rights (SARs) and stock option expense of $175,000 was recorded during the second quarter compared to income of $76,000 recorded in last year's second quarter. The increase in selling, administrative and research spending compared to last year's second quarter is primarily the result of higher advertising and incentive plan costs.

 For the six months ended February 29, 1996, selling, administration and research expenses totalled $14,488,000 compared to $12,865,000 for the first half of fiscal 1995. SARs and stock option expense of $828,000 was incurred in the first half of fiscal 1996 compared to income of $177,000 for the same period a year ago. Higher advertising and incentive plan costs are the main reason for the balance of the increase in spending compared to the previous year.

 Interest Income and Expense

 Interest income of $159,000 was recorded in the second quarter of fiscal 1996 compared to $89,000 for the same period a year ago. Interest income totalled $369,000 and $149,000 for the first six months of fiscal 1996 and fiscal 1995, respectively. The increase in interest income in the second quarter and first six months of fiscal 1996 compared to the prior year is due to interest income on undistributed proceeds from a $19 million industrial development bond issuance in August 1995.

 For the three months ended February 29, 1996, interest expense was $713,000 compared to $389,000 in the second quarter of fiscal 1995. For the first six months of fiscal 1996, interest expense was $1,283,000 compared to $825,000 for the same period a year ago. Higher interest expense in the second quarter and first half of fiscal 1996 is due to higher debt levels compared to the same periods a year ago. Capitalized interest recorded in the second quarter of fiscal 1996 was $289,000 compared to $108,000 in last year's second quarter. Capitalized interest was $672,000 and $163,000 for the first six months of fiscal 1996 and fiscal 1995, respectively. Higher capitalized interest in the fiscal 1996 periods is due to capital spending on major projects under construction.

 Income Taxes

 The income tax provision in the second quarter of fiscal 1996 was $4,200,000 for an effective tax rate of 38.5%. The effective tax rate in last year's second quarter was 38.7%. The income tax provision for the first six months of fiscal 1996 was $8,700,000 for an effective tax rate of 38.3% compared to an effective tax rate of 38.5% for the same fiscal 1995 period.

 Net Earnings

 Net earnings for the three months ended February 29, 1996 were $6,717,000 or $.18 per share compared to net earnings of $7,116,000 or $.20 per share for the three months ended February 28, 1995. Net earnings for the first half of fiscal 1996 were $14,022,000 or $.38 per share compared to net earnings of $15,713,000 or $.43 per share for the same period a year ago.

 CAPITAL RESOURCES AND LIQUIDITY

 Cash Provided by Operations

 Cash provided by operations in the second quarter of fiscal 1996 was $7,894,000 compared to $664,000 for last year's second quarter. For the six months ended February 29, 1996, cash provided by operations was $26,364,000 compared to $20,819,000 for the first half of fiscal 1995. Cash provided by operations in the second quarter of fiscal 1996 was significantly higher than last year's second quarter due to a substantial increase in inventories last year which did not reoccur in the fiscal 1996 period. The improvement in cash provided by operations in the first half of fiscal 1996 over the previous year is due mainly to better collection of accounts receivables and a smaller increase in inventories.

 Capital Expenditures

 Capital expenditures totalled $14,089,000 during the second quarter of fiscal 1996 compared to $12,965,000 for the same period last year. In the first half of fiscal 1996, capital expenditures were $31,405,000 compared to $21,591,000 a year ago.

 At Rhinelander, the second phase of its expansion project was completed in March 1996 with the successful rebuild and startup of No. 7 paper machine.
 The rebuild included a pre-metering size press and improved drying capabilities to upgrade the papermaking process and increase capacity. At the Brokaw mill, the $16.4 million fiber handling and processing project is nearing completion as well which will allow the mill to use more recycled post-consumer fiber.

 Capital expenditures in fiscal 1996 are projected to be approximately $70 million.

 Financing

 Long-term debt increased $7,130,000 in the second quarter of fiscal 1996 to $69,698,000 due to capital spending requirements. Long-term debt includes $27.0 million in notes to Prudential Insurance Company of America and its subsidiaries at a fixed rate of 6.03% and revolving credit agreement borrowings of $11.5 million at effective interest rates ranging from 5.51% to 5.90% at February 29, 1996. The company also had $16,498,000 in commercial paper outstanding at the end of the quarter with effective interest rates of 5.52% to 5.83%. In addition, the company had $19.0 million in variable rate industrial development bonds with an interest rate of 3.45% at February 29, 1996. Undistributed proceeds from the industrial development bond issuance totalled $9,081,000 at the end of the second quarter.

 On March 29, 1996, the company amended its revolving credit facility. The amended agreement increases the revolving credit line from $35 million to $65 million and extends through March 29, 2001, at which time, or earlier at the company's option, the agreement converts to a one-year term loan. Terms and conditions of the amended credit facility remained essentially unchanged.

 Cash provided by operations, industrial development bond proceeds and the revolving credit facility are expected to meet working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

 Common Stock Repurchase

 On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for the effect of the January 1996 stock split) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. There have been no repurchases of company stock during the first six months of fiscal 1996.

 Dividends

 On December 18, 1995, the Board of Directors declared a 5-for-4 stock split and a 10% increase in the quarterly cash dividend, from $.05 to $.055 per share on a new share basis. Both the cash dividend and the additional shares from the stock split were paid on January 17, 1996 to shareholders of record as of January 2, 1996. Any fractional shares resulting from the stock split were paid in cash on January 17, 1996, based on the closing price of the stock on the record date.

 The Board of Directors, at the February 21, 1996 meeting, declared a quarterly cash dividend of $.055 per share payable April 1, 1996 to shareholders of record on March 11, 1996.

                         PART II - OTHER INFORMATION


 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

 The annual meeting of shareholders of the company was held on December 18, 1995.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

        MATTER                                 SHARES
                                                                                              Broker
 1. Election of Class II Directors            For       Against    Withheld    Abstain       Non-Vote

    (a) Daniel D. King                    26,071,960     N/A       141,783      N/A             0
    (a) Harry R. Baker                    26,066,006     N/A       147,737      N/A             0

                                                                                             Broker
 2. Approval to increase the                  For       Against    Withheld    Abstain       Non-Vote
    authorized common stock to
    100,000,000 shares.                   23,079,256   3,048,620      N/A       85,867           0

                                                                                              Broker
 3. Approval of appointment of                For        Against   Withheld    Abstain       Non-Vote
    independent auditors for year
    ending August 31, 1996                26,151,227      32,398      N/A       30,118           0


 Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

 (a)  Exhibits required by Item 601 of Regulation S-K
      (3) Restated articles of incorporation, as amended effective December 21, 1995
      (27) Financial Data Schedule

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



 Registrant

 By:  STEVEN A. SCHMIDT

 Steven A. Schmidt

 Vice President Finance, Secretary and Treasurer



 (Principal Financial Officer)







 Date:  April 12, 1996

                          EXHIBIT INDEX
            PURSUANT TO SECTION 232.102(D), REGULATION S-T



1.     Exhibit (3)     Restated articles of incorporation as
                       amended effective December 21, 1995

2.     Exhibit (27)    Financial Data Schedule