Form 10-Q
period 1996-05-31
WAUSAU PAPER MILLS CO
filed 1996-07-12
CIK 105076

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MAY 31, 1996

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

                                        X
                                 Yes ________    No ________

 The number of common shares outstanding at June 30, 1996 was 36,882,028.

                         WAUSAU PAPER MILLS COMPANY

                              AND SUBSIDIARIES

                                    INDEX

                                                               PAGE NO.

 PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of                     1
                Income Three and Nine Months Ended
                May 31, 1996 (unaudited) and
                May 31, 1995 (unaudited)

                Condensed Consolidated Balance                 2
                Sheets May 31, 1996 (unaudited)
                and August 31, 1995 (derived from audited financial statements)

                Condensed Consolidated Statements              3
                of Cash Flows Nine Months
                Ended May 31, 1996 (unaudited) and
                May 31, 1995 (unaudited)

                Notes to Condensed Consolidated                4 - 5
                Financial Statements

       Item 2.  Management's Discussion and                    6 - 8
                Analysis of Financial Condition
                and Results of Operations


 PART II. OTHER INFORMATION

       Item 5.  Other Information                              9

       Item 6.  Exhibits and Reports on Form 8-K               10

                       PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau Paper Mills Company and Subsidiaries

 (Dollars in thousands, except         For the Three Months         For the Nine Months
 per share data - unaudited)               Ended May 31                 Ended May 31
                                        1996          1995           1996          1995
 Net Sales                            $139,446      $135,560       $409,940      $380,942
   Cost of products sold               108,398       113,973        340,659       320,163

 GROSS PROFIT                           31,048        21,587         69,281        60,779
   Selling, administrative and
    research expenses                    7,267         6,900         21,755        19,765

 OPERATING PROFIT                       23,781        14,687         47,526        41,014
   Interest income                         114            21            483           170
   Interest expense                       (799)         (333)        (2,082)       (1,158)
   Other expense                          (202)         (230)          (311)         (318)

 EARNINGS BEFORE INCOME TAXES           22,894        14,145         45,616        39,708
   Provision for income taxes            8,800         5,400         17,500        15,250

 NET EARNINGS                         $ 14,094      $  8,745       $ 28,116      $ 24,458

 NET EARNINGS PER COMMON SHARE        $    .38      $    .23       $    .76      $    .66

 WEIGHTED AVERAGE NUMBER OF SHARES  36,867,000    36,823,000     36,843,000    36,830,000

 CONSOLIDATED BALANCE SHEETS
 Wausau Paper Mills Company and Subsidiaries

 (Dollars in thousands)                            May 31             August 31
                                                    1996*               1995*
 ASSETS

 Current Assets
     Cash and cash equivalents                    $  1,421             $  2,347
     Accounts and notes receivable                  42,974               42,429
     Inventories                                    71,987               67,474
     Other current assets                            7,702                7,767

 Total current assets                              124,084              120,017
 Property, plant and equipment                     322,688              292,191
 Other assets                                       13,932               22,478

 TOTAL ASSETS                                     $460,704             $434,686


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Current maturities of long-term debt         $  6,289             $  6,425
     Accounts payable                               21,742               24,426
     Accrued and other liabilities                  28,094               20,641
     Accrued income taxes                            1,341                1,259

 Total current liabilities                          57,466               52,751

 LONG-TERM LIABILITIES
     Long-term debt                                 61,472               68,623
     Deferred income taxes                          41,301               36,799
     Other liabilities                              41,348               39,824

 Total long-term liabilities                       144,121              145,246
 Total shareholders' equity                        259,117              236,689

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $460,704             $434,686

 * The consolidated balance sheet at May 31, 1996 is unaudited. The August 31, 1995 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Wausau Paper Mills Company and Subsidiaries

 (Dollars in thousands - unaudited)               For the Nine Months
                                                     Ended May 31
                                                1996              1995
 Operating Activities:
 Net earnings                                $ 28,116           $ 24,458
 Noncash items:
   Provision for depreciation, depletion
    and amortization                           17,167             14,738
   Deferred income taxes                        4,502              3,758
 Changes in operating assets
   and liabilities:
   Receivables                                   (545)            (6,345)
   Inventories                                 (4,513)           (11,070)
   Other assets                                    87             (1,502)
   Accounts payable and other liabilities       6,900              7,445
   Accrued income taxes                            82               (192)

 NET CASH PROVIDED BY OPERATING ACTIVITIES     51,796             31,290

 Investing Activities:
 Capital expenditures                         (50,797)           (39,121)
 Proceeds from property, plant and
   equipment disposals                             61                682
 Net cash distributed from funds
   restricted for capital additions             8,506

 NET CASH USED IN INVESTING ACTIVITIES        (42,230)           (38,439)

 Financing Activities:
 Net Borrowings (repayments) under
   revolving credit facility                   (1,500)            14,092
 Repayments of long-term debt                  (3,380)              (331)
 Dividends paid                                (5,909)            (5,318)
 Proceeds from stock option exercises             297              2,036
 Payments for purchase of treasury stock                          (5,222)

 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                        (10,492)             5,257
 Net decrease in cash and cash equivalents       (926)            (1,892)
 Cash and cash equivalents at beginning
 of year                                        2,347              3,214
 CASH AND CASH EQUIVALENTS AT END
 OF QUARTER                                  $  1,421           $  1,322

 Supplemental Information:
 Interest paid (net of amount capitalized)   $  2,025           $  1,158
 Income taxes paid                             12,956             12,365

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

 Note 2: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option income of $79,000 or less than $.01 per share for the quarter ended May 31, 1996 and income of $74,000 or less than $.01 per share for the quarter ended May 31, 1995. For the nine months ended May 31, SARs and stock option expense was $749,000 or $.01 per share for 1996 compared to income of $251,000 or less than $.01 per share for 1995.

 Note 3: All shares and per share data have been restated to reflect the 5-for-4 stock split in January 1996.

 Note 4: Accounts receivable consisted of the following:

                                      MAY 31, 1996      AUGUST 31, 1995
  Customer Accounts                   $46,708,000         $46,055,000

  Misc. Notes and Accounts
  Receivable                            1,028,000           1,454,000

                                      $47,736,000         $47,509,000
  Less:  Allowance for Discounts,
  Doubtful Accounts and Pending
  Credits                               4,762,000           5,080,000
  Net Receivables                     $42,974,000         $42,429,000

 NOTE 5: THE VARIOUS COMPONENTS OF INVENTORIES WERE AS FOLLOWS:

                                      MAY 31, 1996      AUGUST 31, 1995
 Raw Materials and Supplies           $40,810,000         $47,423,000
 Work in Process
 and Finished Goods                    40,617,000          45,521,000

                                      $81,427,000         $92,944,000

 Less:  LIFO Reserve                    9,440,000          25,470,000

 Net Inventories                      $71,987,000         $67,474,000

 NOTE 6: THE ACCUMULATED DEPRECIATION ON FIXED ASSETS WAS $166,940,000 AS OF MAY 31, 1996 AND $150,736,000 AS OF AUGUST 31, 1995.

 NOTE 7: A SUMMARY OF LONG-TERM DEBT IS AS FOLLOWS:
                                      MAY 31, 1996      AUGUST 31, 1995
 Bonds, Mortgages and
 Similar Debt                         $61,216,000         $68,331,000

 Capitalized Leases                       256,000             292,000
 Total Long-Term Debt                 $61,472,000         $68,623,000

 NOTE 8: DIVIDENDS PER SHARE WERE AS FOLLOWS:

           THREE MONTHS ENDING              NINE MONTHS ENDING
     MAY 31, 1996     May 31, 1995    May 31, 1996      May 31, 1995                $.055
       $.055             $.050*           $.165            $.150*

     The company's Board of Directors schedule resulted in the declaration of cash dividends of $.055 and $.050 per share in the three months ended May 31, 1996 and May 31, 1995, respectively.

     * Per share dividends have been restated to reflect the 5-for-4 stock split in January 1996.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations*:

 RESULTS OF OPERATIONS

 Net Sales

 Record net sales and shipments were recorded for the three months ended May 31, 1996. Net sales were a third quarter record $139,446,000 and were 2.9% above the prior year net sales of $135,560,000. Shipments were an all-time record 106,900 tons, up 3.5% from a year ago. For the nine months ended May 31, 1996, net sales and shipments were also at record levels. For the first nine months of fiscal 1996, net sales were $409,940,000 or 7.6% ahead of last year's net sales of $380,942,000.
 Year-to-date shipments total 305,400 tons, an increase of 1.0% over last year.

 Paper market conditions showed improvement during the third quarter compared to the second quarter of this year. Demand for the company's printing and writing grades was strong. Printing and Writing Division shipments were an all-time record, exceeding last year's record third quarter shipments by 3.1%. Order backlog at the Printing and Writing Division at the end of the quarter was higher than a year ago due to strong demand.

 Shipments of Rhinelander's technical specialty grades were up 4.3% in the third quarter compared to a year ago. Shipments of pressure sensitive products increased 14.5% compared to last year's weak third quarter. The current slow rate of growth in the pressure sensitive industry, compared to historical averages, has limited Rhinelander's ability to significantly increase its pressure sensitive volume since the rebuild of No. 7 paper machine. Rhinelander's third quarter selling prices were higher compared to a year ago, but declined from the previous quarter due to market pressures from competition and falling pulp prices. Order backlogs at May 31, 1996 were higher than a year ago.

 Gross Profit

 Third quarter gross profit was $31,048,000 or 22.3% of net sales compared to last year's third quarter gross profit of $21,587,000 or 15.9% of net sales.

 Gross profit improved significantly in the third quarter of fiscal 1996 compared to a year ago primarily due to lower pulp costs. Weak worldwide demand for pulp continued into the third quarter of fiscal 1996, resulting in falling pulp prices. More recent declines in worldwide pulp producer inventories have lead to pulp price increases on certain species of pulp in June and pulp producers announced price increases effective again in July. It is uncertain whether the announced July pulp price increases will take effect. Even if those pulp price increases are implemented, pulp prices would be significantly lower than those in effect in fiscal 1995 and the company's fourth quarter gross profit margin should be significantly higher than the gross profit margin in the fourth quarter of fiscal 1995.

 Production at the Printing and Writing Division in the third quarter of fiscal 1996 was at capacity, but was 3% below a year ago. The drop in production was due primarily to mix changes. Inventory levels dropped slightly during the quarter due to strong shipments. The Rhinelander mill operated at 96% of capacity in the third quarter due to capital related downtime for the rebuild of No. 7 paper machine. Production at Rhinelander was down 4% compared to the third quarter last year mainly due to mix. Inventory levels at Rhinelander remained unchanged during the quarter.

 * This discussion and analysis may contain forward-looking statements. See Item 5.

 Selling, Administrative and Research Expenses

 Selling, administrative and research expenses for the three months ended May 31, 1996 were $7,267,000 compared to $6,900,000 a year ago. Stock appreciation rights (SARs) and stock option income of $79,000 was recorded in the third quarter compared to income of $74,000 recorded last year. Higher marketing and promotional expenses and incentive plan costs were the cause for the increase in third quarter selling, administrative and research expenses compared to a year ago.

 For the nine months ended May 31, 1996, selling, administrative and research expenses amounted to $21,755,000 compared to $19,765,000 for the same period in fiscal 1995. SARs and stock option expense totalled $749,000 compared to income of $251,000 a year ago. The increase in selling, administrative and research expenses in fiscal 1996 compared to the prior year is due to increased marketing and promotional expenses and incentive plan costs.

 Interest Income and Expense

 For the quarter ended May 31, 1996, interest income totaled $114,000 compared to $21,000 recorded a year ago. For the nine months ended
 May 31, interest income totalled $483,000 and $170,000 in fiscal 1996 and fiscal 1995, respectively. The increase in interest income in fiscal 1996 compared to the same fiscal 1995 periods is due to interest income on undistributed proceeds from a $19 million industrial development bond issuance in August 1995.

 Interest expense of $799,000 was incurred in the third quarter of fiscal 1996 compared to $333,000 last year. For the first six months of fiscal 1996, interest expense totalled $2,082,000 compared to $1,158,000 a year ago. Increased interest expense in the third quarter and first nine months of fiscal 1996 is the result of higher debt levels compared to the same fiscal 1995 periods. Capitalized interest totalled $790,000 for the nine months ended May 31, 1996 compared to $422,000 for the same fiscal 1995 period.

 Income Taxes

 For the quarter ended May 31, 1996, the income tax provision was $8,800,000 for an effective tax rate of 38.4% compared to an effective tax rate of 38.2% a year ago. For the nine months ended May 31, 1996, the income tax provision was $17,500,000 for an effective tax rate of 38.4%. The effective tax rate was also 38.4% through the first nine months of fiscal 1995.

 Net Earnings

 Net earnings for the quarter ended May 31, 1996 were the highest quarterly earnings ever at $14,094,000 or $.38 per share. Net earnings were 61.2% higher than the prior year's third quarter net earnings of $8,745,000
 or $.23 per share.   For the first nine months of fiscal 1996, net
 earnings were $28,116,000 or $.76 per share, up 15.0% compared to net earnings of $24,458,000 or $.66 per share for the same fiscal 1995 period.

 CAPITAL RESOURCES AND LIQUIDITY

 Cash Provided by Operations

 Cash provided by operations for the three months ended May 31, 1996 was $25,432,000 compared to $10,471,000 a year ago. For the first nine months of fiscal 1996, cash provided by operations was $51,796,000 compared to $31,290,000 for the same fiscal 1995 period. The third quarter's cash provided by operations was substantially higher than a year ago due mainly to lower unit production costs compared to last year
 and an increase in accrued and other liabilities.   The increase in cash
 provided by operations in the first nine months of fiscal 1996 compared to the prior year is due primarily to higher selling prices and smaller increases in inventories and accounts receivable.

 Capital Expenditures

 For the quarter ended May 31, 1996, capital expenditures totalled $19,392,000 compared to $17,530,000 for the same fiscal 1995 period. Capital expenditures for the first nine months of fiscal 1996 were $50,797,000 compared to $39,121,000 a year ago.

 In the third quarter, the $16 million fiber handling and processing project at the Brokaw mill was completed, allowing the mill to use more recycled post-consumer fiber. At the Groveton mill, work was completed on the installation of a shrink wrap packaging line to reduce converting operating costs on the company's retail product offerings.

 Fiscal 1996 projected capital expenditures have been revised to approximately $65 million. The company's estimate was reduced by $5 million as a result of underruns on completed projects and timing of spending on capital projects in process.

 Financing

 The company's long-term debt decreased $8,226,000 in the third quarter of fiscal 1996 to $61,472,000 due to strong earnings and operating cash flow. At May 31, 1996, debt included $27 million in notes to Prudential Insurance Company of America and its subsidiaries at a fixed rate of 6.03% and revolving credit agreement borrowings of $21 million at effective interest rates ranging from 5.63% to 5.69%. There was no commercial paper outstanding at the end of the quarter. In addition, the company had $19 million in variable rate development bonds with an interest rate of 3.80% at May 31, 1996. At the end of the quarter, there was $6,226,000 in undistributed proceeds from the industrial development bond issue.

 Cash provided by operations, industrial development bond proceeds and the revolving credit facility are expected to meet working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

 Common Stock Repurchase

 On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for the effect of subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. There have been no repurchases of company stock during the first nine months of fiscal 1996.

 Dividends

 On May 30, 1996, the Board of Directors declared a quarterly cash dividend of $.055 per share payable July 1, 1996 to shareholders of record on Friday, June 14, 1996.

                         PART II - OTHER INFORMATION

 Item 5. OTHER INFORMATION

 Cautionary Statement

 This Form 10-Q, each of the company's annual reports to shareholders, Forms 10-K, 8-K and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the company subsequent to the filing of this Form 10-Q may include one or more "forward-looking statements" within the meaning of sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In making forward-looking statements within the meaning of the Reform Act, the company undertakes no obligation to publicly update or revise any such statement.

 Forward-looking statements of the company are based on information available to the company as of the date of such statements and reflect the company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the company's forward-looking statements, factors which could cause actual results to differ materially include but are not limited to the following:

 <bullet> Increased competition from either domestic or foreign paper producers or providers of alternatives to the company's products, including increases in competitive production capacity, resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.

 <bullet> Changes in demand for the company's products due to overall economic activity affecting the rate of consumption of the company's paper products, growth rates of the end markets for the company's products, technological or consumer preference changes or acceptance of the products by the markets served by the company.

 <bullet> Changes in the price of pulp, the company's main raw material.
          Over 75% of the company's pulp needs are purchased on the open market and price changes for pulp have a significant impact on the company's costs. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

 <bullet> Unforeseen operational problems at any of the company's facilities causing significant lost production and/or cost issues.

 <bullet> Significant changes to the company's strategic plans such as a major acquisition or expansion, or failure to successfully execute major capital projects or other strategic plans.

 <bullet> Changes in laws or regulations which affect the company.

 Labor

 The company negotiated a five year labor agreement, effective June 1, 1996 with the United Paperworkers International Union at the Brokaw mill. The agreement, which expires May 31, 2000, includes a general wage increase of 3.0% in each of the five years covered by the labor agreement. The contract includes changes in work rules to provide greater operating efficiencies and increases in employee benefits. The company is of the opinion that this labor agreement will provide competitive labor costs over the contract period.

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

 (a)  Exhibits required by Item 601 of Regulation S-K
      (27)  Financial Data Schedule

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


  Registrant

  By:  STEVEN A. SCHMIDT

  Steven A. Schmidt

  Vice President Finance, Secretary and Treasurer



  (Principal Financial Officer)



  Date:  July 12, 1996

                              EXHIBIT INDEX
             PURSUANT TO SECTION 232.102(D), REGULATION S-T

1.    Exhibit (27)     Financial Data Schedule