Form 10-K
period 1996-08-31
WAUSAU PAPER MILLS CO
filed 1996-11-21
CIK 105076

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

    (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended August 31, 1996

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________


                   Commission File Number 0-7475

                     WAUSAU PAPER MILLS COMPANY
       (Exact name of registrant as specified in charter)

        One Clark's Island                    WISCONSIN
          P.O. Box 1408               (State of incorporation)
    Wausau, Wisconsin 54402-1408              39-0690900
      (Address of principal               (I.R.S. Employer
        executive office)              Identification Number)

       Registrant's telephone number, including area code: 715-845-5266

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                             (Title of each class)

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X      No ______
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

 As of November 1, 1996, the aggregate market value of the common stock shares held by non-affiliates was approximately $481,326,000.

 The number of common shares outstanding at November 1, 1996 was 36,512,528.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Proxy Statement dated November 8, 1996; Pages 2 to 9 and 11*(Part III)
                         * to the extent noted herein

                         TABLE OF CONTENTS
                                                            PAGE


 PART I

 Item 1. Business ...........................................  1
 Item 2. Properties .........................................  7
 Item 3. Legal Proceedings ..................................  7
 Item 4. Submission of Matters to a Vote of Security
         Holders ............................................  7

 PART II

 Item 5. Market for the Registrant's Common Stock and
         Related Stockholder Matters ........................  7
 Item 6. Selected Financial Data ............................  8
 Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................  9
 Item 8. Financial Statements and Supplementary Data ........ 16
 Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ............... 36

 PART III

 Item 10. Directors and Executive Officers of the
          Registrant ........................................ 36
 Item 11. Executive Compensation ............................ 36
 Item 12. Security Ownership of Certain Beneficial
          Owners and Management ............................. 36
 Item 13. Certain Relationships and Related Transactions .... 36

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K ............................... 37
       Schedule II - Valuation and Qualifying Accounts ...... 38

                                      PART I


 ITEM 1.  BUSINESS.

 NATURE OF THE BUSINESS

 The company, incorporated under the laws of the State of Wisconsin in 1899, manufactures and sells paper. The company is organized into a small corporate staff consisting of principal executive officers and two operating divisions: the Printing and Writing Division, consisting of a paper and pulp mill in Brokaw, Wisconsin and Wausau Papers of New Hampshire, Inc., a wholly-owned subsidiary which operates a paper mill in Groveton, New Hampshire; and the Rhinelander Division, which consists of Rhinelander Paper Company, Inc., a wholly-owned subsidiary operating a paper mill in Rhinelander, Wisconsin. The company's executive offices are located in Wausau, Wisconsin.

 The company's export sales are administered through Wausau Papers International, Inc., a wholly-owned subsidiary which acts as a foreign sales corporation (FSC).

 Unless stated otherwise, the terms "company" and "Wausau Papers" mean the company and its subsidiaries.

 SEGMENT INFORMATION

 Paper manufacturing is the company's only line of business.

 PRINTING AND WRITING DIVISION

 The Printing and Writing Division manufactures fine printing, writing and specialty papers at the Brokaw, Wisconsin and Groveton, New Hampshire mills. The division's product lines include recycled products made with 20% of the total fiber content from post-consumer waste. The printing and writing papers are sold to paper distributors and converters throughout the United States, Canada and Mexico. Typical end uses for these fine papers include printed advertising, corporate external reports, office papers and converted products such as announcements and greeting card envelopes.

 The Printing and Writing Division was formed in 1993 by combining the operations of the company's Brokaw Division and the manufacturing facilities at Groveton, New Hampshire. The Groveton facilities were purchased in April 1993, by the company's wholly-owned subsidiary Wausau Papers of New Hampshire, Inc.

 RHINELANDER DIVISION

 The Rhinelander Division, located in Rhinelander, Wisconsin, manufactures lightweight, dense, technical specialty papers which are sold directly to converters and end users throughout the United States. International markets for Rhinelander's products include Canada, the Pacific Rim, Europe, Mexico and Central and South America. Typical end uses for these papers are pressure sensitive products, silicone coated products, medical packaging, food packaging and multiple laminated products. Small volumes of yeast and lignosulfonates are also manufactured. These products are sold for use as food additives, pet food ingredients and for other end uses.

 EXPORT SALES

 Wausau Papers International, Inc. has been the commissioned sales agent for the export sales of the company since September 1, 1992. Wausau Papers International, Inc. has elected to be treated as a FSC for federal income tax purposes.

 RAW MATERIALS

 Pulp is the basic raw material for paper production. Approximately 60% of the pulp consumed by the Brokaw mill is manufactured internally from aspen, which is in abundant supply. The remaining 40% of required pulp at Brokaw and all of the required pulp at the Rhinelander and Groveton mills is purchased from pulp mills throughout the United States and Canada. Market pulp is in adequate supply and readily obtained from both domestic and foreign sources.

 Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for the Printing and Writing Division's recycled products. Recycled fiber is also in adequate supply and readily obtained.

 Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are all available from a number of suppliers and are purchased at current market prices.

 ENERGY

 The company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at company operated facilities. The Brokaw mill operates a power plant which provides all of its steam requirements. The power plant is fueled by natural gas, which is in adequate supply, with fuel oil as an alternate energy source. The Brokaw mill purchases 100% of its electrical requirements from a public utility company. The Groveton mill operates a power plant which provides 100% of the mill's steam requirements and a portion of its electrical needs. The primary fuels burned at Groveton are wood chips and fuel oil. The Rhinelander Division maintains a power plant, fueled by coal and natural gas, capable of generating the mill's steam needs and nearly half of its electrical needs.
 The Groveton and Rhinelander mills purchase approximately 73% and 61% of their electrical needs, respectively, from public utility companies. The fuels used at each mill are all available on a contract basis at prevailing market prices.

 In July 1996, the company signed a natural gas transportation agreement with the Portland Natural Gas Transmission System (PNGTS). Under the terms of the agreement, PNGTS will construct necessary gas supply and delivery equipment to the company's Groveton, New Hampshire mill thereby assuring natural gas delivery at competitive rates under a long-term contract. Capital improvements to the Groveton mill's power plant will be required to take advantage of this agreement. A reduction in the mill's energy costs is expected from the use of natural gas as an energy source instead of wood chips and fuel oil. Transportation of natural gas to the Groveton mill is scheduled to begin in fiscal 1999.

 PATENTS AND TRADEMARKS

 The company develops and files trademarks and patents, as appropriate. The company does not own or hold material licenses, franchises or concessions.

 SEASONAL NATURE OF BUSINESS

 The markets for some of the grades of paper produced by the company tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, the company generally experiences lower sales in the second fiscal quarter, in comparison to the rest of the year, primarily due to downtime typically taken by its converting customers during the holiday season and a general slowing of business activity that time of year.

 WORKING CAPITAL

 As is customary in the paper industry, the company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers.

 MAJOR CUSTOMERS

 Avery Dennison Corporation and ResourceNet International, a division of International Paper Company, accounted for 12.7% and 11.5% of consolidated net sales, respectively, in fiscal 1996. The loss of either customer would have an initial material adverse effect; however, the company believes that, in the long-term, satisfactory alternative marketing arrangements could be made.

 BACKLOG

 The company's order backlog at August 31, 1996 amounted to $26,749,000, or just over 2 weeks of operation. This is 20% higher on a tonnage basis than the backlog of orders of $24,981,000 or about 2 weeks of operation at August 31, 1995. The backlog increase is due to increased demand for the company's printing and writing and technical specialty grades.

 Backlog totals are not a true indicator of the strength of the company's business activity. A significant and growing volume of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the company's backlog totals. The entire backlog at August 31, 1996 is expected to be shipped during fiscal 1997.

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

 RESEARCH AND DEVELOPMENT
 Expenditures for product development were approximately $1,381,000 in 1996, $1,219,000 in 1995, and $1,158,000 in 1994.

 ENVIRONMENT

 Wausau Papers has a strong commitment to protecting the environment. Like its competitors in the paper industry, the company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The $14 million rebuild and expansion of the wastewater treatment plant at the Brokaw mill is nearing completion. In addition, in the past year the company invested $1.6 million in modifications to the wastewater treatment plant at the Rhinelander mill. The company estimates that its capital expenditures for environmental purposes will be less than $5 million in fiscal 1997.

 The company has not been identified as a potentially responsible party at any site designated for remedial action under the federal Superfund law. The company is required to monitor conditions relative to its past waste disposal activities and may be required to take remedial action if conditions are discovered which warrant such action.

 The United States Environmental Protection Agency (EPA) has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when finally promulgated, are expected to require compliance within three years after the date of adoption. Final promulgation of the rules for "paper grade sulfite" mills (which would include the Brokaw mill) is currently projected for late 1996 or early 1997. One major aspect of the proposed new regulations may require the company to adopt Total Chlorine Free (TCF) technology for the pulp bleaching operations at the Brokaw mill. In 1988, the company installed an oxygen delignification system which eliminated the use of elemental chlorine; however, chlorine compounds are used in other stages of the bleaching process at the Brokaw mill. Based on the company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance with a TCF requirement for the Brokaw mill would require a capital expenditure of $3 to $5 million. The company believes that the costs for compliance with the proposed Cluster Rules and other environmental regulations will not have a material adverse effect on its financial position or results of operations.

 EMPLOYEES

 The company had 1,771 employees at August 31, 1996. The company has collective bargaining contracts with the United Paperworkers International Union covering approximately 1,382 employees. These contracts expire in March 1997, December 2000 and May 2001 at the Groveton, Rhinelander and Brokaw mills, respectively. The company considers its relationship with its employees to be excellent. Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

 EXECUTIVE OFFICERS

 The executive officers of the company as of October 1, 1996, their ages, their positions and offices with the company and their principal occupations during the past five years are as follows:

   SAN W. ORR, JR., 55

   Chairman of the Board of Directors since December 1989 and, Chief Executive Officer from July 1994 to December 1995, and Director since April 1970; also, Attorney, Estates of A.P. Woodson and Family; also, a director of Mosinee Paper Corporation, MDU Resources Group, Inc and Marshall & Ilsley Corporation.

   DANIEL D. KING, 49

   Director, President and Chief Executive Officer since December 1995; Director, President and Chief Operating Officer July 1994 to December 1995; Senior Vice President, Printing and Writing Division, December 1993 to July 1994; Vice President and General Manager, Brokaw Division, September 1990 to December 1993.

   LARRY A. BAKER, 57

   Senior Vice President, Administration since December 1990; prior thereto, Vice President, Administration.

   STEVEN A. SCHMIDT, 42

   Vice President, Finance, Secretary and Treasurer since June 1993; Corporate Controller, August 1992 to June 1993; prior thereto, Plant Controller, Georgia Pacific Corporation, formerly Nekoosa Papers, Inc., March 1989 to August 1992.

   D. MICHAEL WILSON, 34

   Vice President and General Manager, Rhinelander Division since April 1996; prior thereto, Vice President of Marketing and Sales, Rexam Release, August 1993 to April 1996; General Manager, Laminex, Inc., April 1991 to August 1993.

   THOMAS J. HOWATT, 47

   Vice President and General Manager, Printing and Writing Division since December 1994; Vice President and General Manager, Groveton, April 1993 to December 1994; Vice President Operations, Brokaw Division, September 1990 to April 1993; prior thereto, Vice President, Administration, Brokaw Division.

   All executive officers of the company are elected annually by the Board of Directors.

 CAUTIONARY STATEMENT

 This Form 10-K, each of the company's annual reports to shareholders, Forms 10-K, 8-K and 10-Q, proxy statements, prospectuses and any other written or oral statement made by or on behalf of the company subsequent to the filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In making forward-looking statements within the meaning of the Reform Act, the company undertakes no obligation to publicly update or revise any such statement.

 Forward-looking statements of the company are based on information available to the company as of the date of such statements and reflect the company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. In addition to specific factors which may be described in connection with any of the company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to the following:

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

 The company's Brokaw, Wisconsin mill operated at capacity during fiscal 1996, producing approximately 460 tons of finished paper per day. The mill facility provides approximately 60% of its pulp requirements from its own hardwood sulphite pulp mill. Brokaw mill facilities are situated on approximately 270 acres of land, all owned by the company.

 The Groveton, New Hampshire mill operated at capacity in fiscal 1996, producing approximately 290 tons of finished paper per day. The company's facilities occupy 124 acres of land all owned by the company's wholly-owned subsidiary, Wausau Papers of New Hampshire, Inc.

 The company's mill in Rhinelander, Wisconsin operated at 98% of capacity in fiscal 1996 due to capital improvement related downtime for the rebuild of No. 7 paper machine and limited downtime taken on one paper machine in the first quarter due to market weakness. The Rhinelander mill produced approximately 390 tons of finished paper per day. Its facilities, which include a yeast and lignosulfonate processing plant capable of producing 21,000 pounds of torula yeast per day, occupy 72 acres of land, all owned by Rhinelander Paper Company, Inc.

 The company owns approximately 43,500 acres of timberland in Wisconsin. The company believes the market value of these lands exceeds the August 31, 1996 book value of $1,430,000.

 ITEM 3.  LEGAL PROCEEDINGS.

 Legal proceedings are discussed in Note 11 to the Consolidated Financial Statements on page 34 of this report.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1996.


                                      PART II


 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS.

 The company's common stock trades on The Nasdaq Stock Market under the symbol WSAU. The number of shareholders of record as of October 1, 1996 was 2,043. The company believes that there are approximately 6,957 additional beneficial owners whose shares are held in street name accounts or in other fiduciary capacities. The total estimated number of shareholders as of October 1, 1996, is 9,000. Information related to high and low closing prices and dividends is explained in detail in Item 8, Financial Statements and Supplementary Data, and appears on page 35 of this report. Dividend restrictions under certain loan covenants are explained in Note 4 to the Consolidated Financial Statements which is found on page 25 of this report.

 ITEM 6.  SELECTED FINANCIAL DATA.
 (all dollar amounts in thousands,
 except per share data)                       For the years ended August 31,

                                      1996        1995        1994        1993        1992
 FINANCIAL RESULTS

 Net sales                        $542,669    $515,743    $426,504    $381,816    $370,935
 Depreciation, depletion &
   amortization                     23,140      19,940      17,635      15,445      13,760
 Operating profit                   69,523      52,754      69,990      62,910      62,414
 Interest expense                    2,786       1,688       1,958       1,272       1,126
 Earnings before provision for
   income taxes                     66,829      50,851      68,052      61,771      61,309
 Earnings before cumulative
   effect of accounting change      41,229      31,251      42,052      38,371      40,009
 Net earnings                       41,229      31,251      43,052      22,621      40,009
 Average number of shares
   outstanding                  36,821,000  36,829,000  37,026,000  37,052,000  37,029,000
 Cash dividends declared             8,104       7,385       6,487       5,686       5,152
 Cash dividends paid                 7,938       7,156       6,291       5,559       5,000
 Capital expenditures               63,174      66,104      43,800      51,297      31,777
 Tons of paper shipped             409,700     399,300     355,100     310,600     296,600

 FINANCIAL CONDITION

 Working capital                  $ 60,187    $ 67,266    $ 59,878    $ 57,007    $ 34,338
 Long-term debt                     53,119      68,623      30,270      42,712      22,695
 Shareholders' equity              264,711     236,689     214,818     183,139     165,989
 Total assets                      467,028     434,686     361,389     329,583     266,592

 PER SHARE

 Earnings before cumulative
   effect of accounting change    $   1.12    $    .85    $   1.14    $   1.04    $   1.08
 Net earnings                         1.12         .85        1.16         .61        1.08
 Cash dividends declared              .220        .200        .174        .153        .139
 Shareholders' equity                 7.19        6.43        5.80        4.94        4.48
 Price range
   (low and high closing)      16.25-24.13 16.20-20.00 16.18-24.73 12.99-21.55 12.28-23.42

 RATIOS/RETURNS

 Return on sales before
   cumulative effect of
   accounting change                  7.6%        6.1%        9.9%       10.0%       10.8%
 Net return on sales                  7.6%        6.1%       10.1%        5.9%       10.8%
 Return on average
   shareholders' equity
   before cumulative effect
   of accounting change              16.4%       13.8%       21.2%       21.0%       27.0%
 Net return on average share-
   holders' equity                   16.4%       13.8%       21.6%       13.0%       27.0%
 Current assets to current
   liabilities                    2.0 to 1    2.3 to 1    2.3 to 1    2.4 to 1    1.9 to 1
 % of long-term debt to total
   capital                           13.0%       18.0%        9.6%       14.8%        9.9%
 Tons of paper shipped per
   employee                            233         231         210         206         225

 EMPLOYMENT

 Average number of employees         1,756       1,727       1,692       1,510       1,319

      All shares and per share data have been restated to reflect the five-for-four stock split in 1996, the 10% stock dividend in 1995, the four-for-three stock splits in 1994 and 1993, and the two-for-one stock split in 1992. This summary should be read in conjunction with the consolidated financial statements which follow.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

     OVERVIEW

 In fiscal 1996, the company achieved record sales and shipments, while net earnings represent the second best performance ever. Net sales were $542.7 million in fiscal 1996, up 5.2% from 1995 results. Shipments of 409,700 tons
 were 2.6% ahead of last year's shipment level.   Net earnings increased 31.9%
 in fiscal 1996 to $41.2 million, compared to fiscal 1995 net earnings.

 Fiscal 1996 was a year of extremes for Wausau Papers. During the first part of the year, pulp prices continued their upward trend, which began in January 1994. Market pressures prevented the company from recovering much of the increased pulp costs through higher paper prices, which negatively impacted first and second quarter earnings results. While demand for the company's printing and writing grades remained strong, market weakness in the technical specialty grades continued from fiscal 1995 into early fiscal 1996. As a result, some limited downtime was taken at the Rhinelander mill in the first quarter of fiscal 1996. Worldwide demand in the pulp and paper markets softened in mid-fiscal 1996, which resulted in a series of rapid pulp price declines in the second and third quarters of the fiscal year. This, coupled with improved demand for Rhinelander's technical specialty grades, continued strong business conditions at the company's Printing and Writing Division and less volatility in the company's paper prices, compared to pulp prices, resulted in record second half earnings in fiscal 1996.

 Worldwide pulp market conditions have shown signs of stabilizing toward the latter part of fiscal 1996 and into 1997. Pulp price increases were implemented near the end of the fiscal year and another pulp price increase had been announced for October 1996, though current market conditions did not support this latest increase and it was delayed. Should the October pulp price increase eventually take effect, pulp prices, on average, will still be well below the average pulp prices experienced during fiscal 1996 and 1995.

     NET SALES
 Net sales for fiscal 1996 were a record $542.7 million, an increase of 5.2% over fiscal 1995 net sales of $515.7 million. Fiscal 1994 net sales were $426.5 million. Shipments were a record 409,700 tons in fiscal 1996, up 2.6% compared to the 399,300 tons shipped in 1995. Shipments were 355,100 tons in fiscal 1994.

 Strong customer demand led to full operations at the Printing and Writing Division throughout fiscal 1996. Printing and Writing Division shipments increased 2.0% in fiscal 1996 over the previous year. Mix enhancement efforts resulted in a solid increase in premium paper sales while reducing the division's participation in commodity grades. The company expects to continue to grow its printing and writing products in fiscal 1997.

 Demand for the company's technical specialty products showed improvement during the second half of fiscal 1996, compared to the first half of the year. Limited downtime was taken on one paper machine at Rhinelander during the first quarter of the year as a result of market weakness. Shipments of Rhinelander's products improved 3.7% in fiscal 1996, compared to the prior year, while shipments of pressure sensitive products, its largest product segment, increased 5.8% over 1995 results. The slow rate of growth in the pressure sensitive industry during late fiscal 1995 and fiscal 1996, compared to historical averages, has limited the company's ability to significantly increase its pressure sensitive volume since the rebuild of the No. 7 paper machine at Rhinelander, although recent order activity for pressure sensitive products has been much improved. Continued mix improvement toward more pressure sensitive grades is expected in fiscal 1997.

 The order backlog at August 31, 1996 was $26.7 million, compared to order backlogs of $25.0 million and $25.7 million at August 31, 1995 and 1994, respectively. On a tonnage basis, order backlog at the end of fiscal 1996 was 20% higher than at the end of 1995 and 1% better than the order backlog at the end of 1994. The improved backlog at August 31, 1996, compared to a year ago, is due to increased demand for the company's products. Backlog totals do not accurately indicate the full business strength of the company, however, as a significant and growing volume of orders are shipped out of inventory promptly upon order receipt.

     GROSS PROFIT

 Gross profit margin increased to 18.3% of net sales for fiscal 1996, compared to 15.7% for the previous year. The gross profit margin was 22.8% in fiscal 1994. The improvement in gross profit margin in fiscal 1996, compared to the prior year, is due primarily to mix improvement, higher average selling prices for the company's products and lower pulp costs, on average.

 During the first half of fiscal 1996, market prices for pulp, the company's main raw material in manufacturing paper, continued their upward climb which began in January 1994. However, pulp prices started to decline in the second quarter of the fiscal year as worldwide pulp and paper markets weakened. In fiscal 1996, the average list price of northern bleached softwood kraft, a commonly used benchmark pulp grade, decreased 8%, compared to a 55% increase in fiscal 1995 and a 4% decline in 1994.

 More recent declines in worldwide pulp producer inventories have led to pulp price increases on most species of pulp toward the end of fiscal 1996. Additional pulp price increases were announced for October 1996, however, sufficient weakness still exists in the pulp market and pulp producers were not successful implementing the October increase. Even if the October pulp price increases are eventually fully implemented, the then current market pulp prices will be significantly lower, on average, than those in effect in fiscal 1996 and fiscal 1995.

 Production of the company's printing and writing grades increased 3.4% in fiscal 1996 over the previous year as a result of productivity gains from capital improvements and operating both the Brokaw and Groveton mills at capacity, compared to operating them at 98% and 96% of capacity, respectively, in fiscal 1995. Production at the Printing and Writing Division in fiscal 1995 was 22.5% higher than in 1994 when only one of two paper machines was in operation at the Groveton mill.

 The Rhinelander mill operated at 98% of capacity in fiscal 1996 due to capital improvement related downtime for the rebuild of No. 7 paper machine and limited downtime taken on one paper machine in the first quarter due to market weakness. Production increased 1.6% in fiscal 1996 over the previous year when the mill operated at 95% of capacity. Production at Rhinelander in fiscal 1995 was comparable to 1994 as productivity gains were offset by extended paper machine downtime taken in the second half of fiscal 1995.

 Maintenance and repair costs increased $1.4 million to $31.6 million in fiscal 1996 from $30.2 million in 1995. The increase is primarily attributable to the full operation of the second paper machine at the Groveton mill throughout fiscal 1996 and the addition of a new silicone coater at Rhinelander. Maintenance and repair costs were $29.6 million in fiscal 1994.

     LABOR

 In fiscal 1996, the company successfully negotiated new five-year labor agreements with the United Paperworkers International Union at the Rhinelander Division and at the Brokaw mill. At Rhinelander, the new labor agreement became effective January 1, 1996 and includes a general wage increase of 3.0% in 1996, 3.5% in both 1997 and 1998 and 3.0% in both 1999 and 2000. On June
 1, 1996 the new labor agreement at the Brokaw mill took effect which includes a general wage increase of 3.0% in each of the five years covered by the agreement. Both agreements include changes in work rules to provide greater operating efficiencies and increases in employee benefits. The company is currently in the final year of a four-year labor agreement with the United Paperworkers International Union at the Groveton mill.

 The company considers its relationship with its employees to be excellent and is of the opinion that it will be able to successfully negotiate a new labor agreement at the Groveton mill in fiscal 1997.

     SELLING, ADMINISTRATIVE AND RESEARCH EXPENSES

 Selling, administrative and research expenses were $29.8 million in fiscal 1996, compared to $28.0 million and $27.3 million in 1995 and 1994, respectively. Higher marketing, promotion and incentive plan expenses and increases in labor costs were the primary reasons for the growth in fiscal 1996 expenses over the previous year. Stock appreciation rights, dividend equivalents and stock option discount expense was $.1 million in fiscal 1996, compared to expense of $.1 million in 1995 and income of $.3 million in 1994.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME

 Fiscal 1996 interest income was $.6 million, compared to $.2 million in 1995 and $.1 million in 1994. The increase in interest income in fiscal 1996 over the previous year is due to interest income from undisbursed proceeds on a $19 million industrial development bond issue which occurred in August 1995.

 Interest expense totalled $2.8 million in fiscal 1996, compared to $1.7 million in 1995 and $2.0 million in 1994. Interest expense increased in fiscal 1996 as a result of higher debt levels, on average, compared to the previous year primarily due to capital spending requirements. Capitalized interest was $.9 million in fiscal 1996, $.7 million in 1995 and $.2 million in 1994. The increase in capitalized interest in fiscal years 1996 and 1995 is due to several major capital projects under construction, including a capacity expansion project at the Rhinelander mill, installation of a fiber handling and processing system at the Brokaw mill and upgrades to the wastewater treatment plant at both Wisconsin mills.

 Other income and expense was $.5 million expense in 1996, compared to $.5 million expense in 1995 and $.1 million expense in 1994. Capital asset disposal losses are the primary reasons for the increase in other expense since fiscal 1994.

     INCOME TAXES

 The income tax provision in fiscal 1996 was $25.6 million, for an effective tax rate of 38.3%. The effective tax rates for fiscal years 1995 and 1994 were 38.5% and 38.2%, respectively.

 In fiscal 1994, the company adopted Statement of Financial Accounting Standard
 (SFAS) No. 109 "Accounting for Income Taxes." The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability resulting in a $1.0 million increase in fiscal 1994 net earnings.

     NET EARNINGS

 Fiscal 1996 net earnings were $41.2 million, an increase of 31.9% compared to 1995 earnings of $31.3 million. Fiscal 1994 earnings were $42.1 million before the cumulative effect of an accounting change from adopting SFAS No.
 109. This change in accounting resulted in a one-time cumulative benefit of $1.0 million.


     CAPITAL RESOURCES AND LIQUIDITY

     LONG-TERM DEBT

 Long-term debt decreased by $15.5 million in fiscal 1996 to $53.1 million at August 31, 1996. Long-term debt was $68.6 million and $30.3 million at August 31, 1995 and 1994, respectively. Long-term debt decreased in fiscal 1996 as a result of improved cash flow from operations. The increase in long-term debt in fiscal 1995 over the previous year was primarily due to reduced cash flow from operations and increased capital spending. Long-term debt as a percent of capital was 13.0% in 1996 as compared to 18.0% in 1995 and 9.6% in 1994.

 At August 31, 1996, long-term debt consisted primarily of $24.0 million in senior promissory notes (including the current portion) to Prudential Insurance Company of America and its subsidiaries, $19.0 million in industrial development bonds and $13.5 million outstanding under the company's revolving credit facility. Long-term debt at the end of fiscal 1995 was comprised mainly of $30.0 million in senior promissory notes (including the current portion), $19.0 million in industrial development bonds, $14.2 million outstanding under the revolving credit facility and $8.3 million in commercial paper.

     CASH PROVIDED BY OPERATIONS

 Fiscal 1996 cash provided by operations was $80.0 million, 68% above fiscal 1995 results of $47.5 million. Cash provided by operations in fiscal 1994 was $64.7 million. The improvement in fiscal 1996 was primarily a result of higher selling prices, a reduction in accounts receivable and smaller increases in inventories compared to the previous year. The reduced operating cash flow in fiscal 1995, compared to 1994, was due to higher unit production costs and increased working capital needs.

     CAPITAL EXPENDITURES

 Capital expenditures totalled $63.2 million in fiscal 1996, compared to $66.1 million in 1995 and $43.8 million in 1994.

 In fiscal 1996, a $42 million expansion project was completed at the Rhinelander mill to increase its pressure sensitive papermaking capacity. As part of this project, a new state-of-the-art supercalender was installed in November 1995 and a major rebuild of No. 7 paper machine was completed in March 1996. The project also included over $3 million for a new gas-fired boiler. This project increased annual pressure sensitive backing paper capacity nearly 40,000 tons while improving quality. In connection with mix changes, the mill's total annual capacity is expected to increase by over 26,000 tons. Other capital improvements at the Rhinelander mill in fiscal 1996 include a new roll wrapping system to enable the mill to handle, wrap and ship larger diameter rolls and an upgrade to the mill's wastewater treatment plant.

 At the Brokaw mill, a $16 million fiber handling and processing project was completed in April 1996. This project included a building expansion, additional pulping capacity and a new fiber handling system to process more recycled post-consumer pulp. A major upgrade to the mill's wastewater treatment plant is nearing completion as well and is expected be finished in early fiscal 1997.

 A new shrink wrap packaging line at the Groveton mill was completed in March 1996 to reduce converting operating costs on the company's retail product offerings. A centralized starch kitchen was also installed in fiscal 1996, allowing the mill to utilize lower cost raw materials.

 At the end of fiscal 1996, the company was committed to spend approximately $22 million to complete capital projects currently under construction. Capital commitments were $62 million and $30 million at the end of 1995 and 1994, respectively. Major capital projects currently in process include a $6 million wood processing facility modernization at the Brokaw mill to improve wood yield, increase process efficiencies, reduce operating costs and improve working conditions. At the Groveton mill, a new saveall and broke metering system is underway to improve fiber yield and reduce operating costs and a turbine upgrade is also in process to reduce the mill's electrical costs.

 The company expects capital expenditures to be approximately $150 million over the next three years, including approximately $40 million in fiscal 1997.

     FINANCING

 The company maintains a revolving credit facility agreement with four banks to provide loans up to $40 million. This credit facility was reduced, at the company's request, from $65 million to $40 million in September 1996. The credit facility will permit the company to borrow $40 million through March 29, 2001, at which time, or earlier at the company's option, the agreement converts to a one-year term loan. Interest rates on these borrowings are based on domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The company also maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $40 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the company's revolving credit agreement equal to the amount of outstanding commercial paper. The company had no commercial paper outstanding at the end of fiscal 1996. On August 31, 1996, a combined total of $26.5 million was available (based on the $40 million credit facility in effect after August
 1996) for borrowing under the company's credit and commercial paper placement agreements. In a separate agreement, one of the four banks participating in the revolving credit facility has provided a $10 million uncommitted line of credit to the company. In addition, the company also has a $2 million short-term line of credit available. There was no borrowing against these lines at August 31, 1996.

 In June 1993, the company borrowed $30 million through the issuance of notes to Prudential Insurance Company of America and its subsidiaries. The loan was in the form of senior unsecured term notes bearing a fixed interest rate of 6.03%. Principal is payable in equal semi-annual installments, with the final payment due June 16, 2000. Proceeds from the notes were used to reduce borrowings from the revolving credit facility.

 In August 1995, the company obtained $19 million in industrial development bond financing to fund the upgrade of the Brokaw mill wastewater treatment plant, the construction of a new landfill and several other projects which qualify for this type of financing. The bonds, which were issued by a local governmental unit, mature on July 1, 2023 and have a floating interest rate commensurate with short-term municipal bond rates on similar issues. The interest rate can be converted to a fixed rate at the option of the company. Principal is due upon maturity or earlier at the company's option. Proceeds from the bond issue are held in a trust fund until they are drawn upon by the company as spending occurs on these projects. As of August 31, 1996, the company had utilized $15.7 million from the bond issue.

 Cash provided by operations, industrial development bond proceeds and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditure requirements. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

     COMMON STOCK REPURCHASES

 On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,856,250 shares of the company's common stock, from time-to-time in the open market or through privately negotiated transactions at prevailing market prices. In fiscal 1996, the company repurchased 369,500 shares at market prices ranging from $16.750 per share to $18.125 per share. In fiscal 1995, the company repurchased 308,938 shares at market prices ranging from $16.550 per share to $17.091 per share. The company repurchased 123,750 shares at market prices ranging from $17.364 per share to $17.909 per share in fiscal 1994. Shares and per share data have been restated to reflect the five-for-four stock split and the 10% stock dividend which occurred in January 1996 and January 1995, respectively.


     DIVIDENDS

 The company's Board of Directors declared cash dividends of $.22 per share in fiscal 1996, a 10% increase over the $.20 per share cash dividend declared in fiscal 1995.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 WIPFLI ULLRICH BERTELSON
 Certified Public Accountants

 To the Shareholders and Board of Directors
 Wausau Paper Mills Company
 Wausau, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau Paper Mills Company and Subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended August 31, 1996 and the supporting schedule listed in the accompanying index to financial statements. These financial statements and supporting schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau Paper Mills Company and Subsidiaries at August 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended August 31, 1996, and the supporting schedule presents fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

 As discussed in Note 8 of the Notes to Consolidated Financial Statements, the company changed its method of accounting for income taxes in 1994.

 We hereby consent to the incorporation by reference of this report in the Registration Statements on Form S-8 and amendments thereto filed with the Securities and Exchange Commission by Wausau Paper Mills Company on April 26, 1996, March 18, 1996, August 25, 1995, January 3, 1992 and January 27, 1988.


                                  WIPFLI ULLRICH BERTELSON
                                  WIPFLI ULLRICH BERTELSON
                                  September 18, 1996
                                  Wausau, Wisconsin

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


 DANIEL D. KING                       STEVEN A. SCHMIDT
 DANIEL D. KING                       STEVEN A. SCHMIDT
 President and Chief Executive        Vice President Finance,
 Officer                              Secretary and Treasurer

 INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT PUBLIC
 ACCOUNTANTS

 Consolidated Statements of Income for the years ended
     August 31, 1996, 1995 and 1994  ................................19

 Consolidated Balance Sheets as of August 31, 1996
     and 1995 .......................................................20

 Consolidated Statements of Shareholders' Equity for
     the years ended August 31, 1996, 1995 and 1994 .................22

 Consolidated Statements of Cash Flows for the years
     ended August 31, 1996, 1995 and 1994 ...........................23

 Notes to Consolidated Financial Statements .........................24

 Schedule for the years ended August 31, 1996, 1995 and 1994

     Schedule II - Valuation and Qualifying Accounts ................38

 All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

              WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
 (all dollar amounts in thousands,                  For the years ended August 31,
 except per share data)                           1996          1995            1994
 Net Sales                                    $542,669      $515,743        $426,504
   Cost of products sold                       443,383       434,995         329,191

 Gross Profit                                   99,286        80,748          97,313
   Selling, administrative and research
     expenses                                   29,763        27,994          27,323

 Operating Profit                               69,523        52,754          69,990
   Interest expense                           (  2,786)    (   1,688)      (   1,958)
   Interest income                                 562           239             111
   Other income and expense - net             (    470)    (     454)      (      91)

 Earnings Before Income Taxes and
   Cumulative Effect of a Change in
   Accounting Principle                         66,829        50,851          68,052
   Provision for income taxes                   25,600        19,600          26,000
 Earnings Before Cumulative Effect of a
   Change in Accounting Principle               41,229        31,251          42,052
   Cumulative effect of a change in
     accounting principle                                                      1,000

 Net Earnings                                 $ 41,229      $ 31,251        $ 43,052

 Earnings Per Share Before Cumulative
   Effect of a Change in Accounting
     Principle                                $   1.12      $   0.85        $   1.14
   Cumulative effect of a change in
     accounting principle                                                       0.02

 Net Earnings Per Common Share                $   1.12      $   0.85        $   1.16

 See accompanying notes to consolidated financial statements.

 All per share data has been restated to reflect a five-for-four stock split occurring in 1996, a 10% stock dividend occurring in 1995 and a four-for-three stock split occurring in 1994.

              WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
 (all dollar amounts in thousands)                       As of August 31,
                                                        1996          1995
 Assets

 Current Assets
 Cash and cash equivalents                           $  2,372      $  2,347
 Accounts and notes receivable:
   Customers, less allowances of $6,004 in 1996 and
     $5,080 in 1995                                    36,814        40,975
   Other                                                1,403         1,454
 Inventories                                           70,443        67,474
 Deferred income taxes                                  7,688         7,204
 Other current assets                                     520           563

 Total current assets                                 119,240       120,017

 Property, Plant and Equipment
 Buildings                                             56,461        46,009
 Machinery and equipment                              420,958       359,930

                                                      477,419       405,939
 Less:  Accumulated depreciation                    ( 164,983)    ( 150,736)

                                                      312,436       255,203
 Land                                                   1,982         1,657
 Timberlands, net of depletion of
   $745 in 1996 and $672 in 1995                        1,430         1,494
 Capital additions in process                          14,688        33,837

 Total property, plant and equipment                  330,536       292,191

 Other Assets
 Cash restricted for capital additions                  3,844        14,732
 Deferred charges and other assets                     13,408         7,746

 Total other assets                                    17,252        22,478

 Total Assets                                        $467,028      $434,686

 See accompanying notes to consolidated financial statements.

 (all dollar amounts in thousands)                       As of August 31,
                                                        1996          1995
 Liabilities

 Current Liabilities
 Current maturities of long-term debt                $  6,340      $  6,425
 Accounts payable                                      26,307        24,426
 Accrued salaries and wages                             9,197         7,480
 Accrued and other liabilities                         14,299        13,161
 Accrued income taxes                                   2,910         1,259

 Total current liabilities                             59,053        52,751

 Long-Term Liabilities
 Long-term debt                                        53,119        68,623
 Deferred income taxes                                 43,469        36,799
 Postretirement benefits                               31,849        30,433
 Pension                                               10,194         5,184
 Other liabilities                                      4,633         4,207

 Total long-term liabilities                          143,264       145,246

 Commitments and contingencies

 Shareholders' Equity
 Preferred stock:  (500,000 shares authorized)
   no par value
     No shares issued
 Common stock:  (100,000,000 shares authorized)
   no par value
     38,840,403 shares issued - 1996
     31,072,323 shares issued - 1995                  139,155       138,784
 Retained earnings                                    143,470       110,345

                                                      282,625       249,129
 Less:  Treasury stock at cost
   (2,327,875 shares in 1996 and
   1,608,436 shares in 1995)                        (  17,721)    (  11,652)

 Net loss not recognized as pension expense
   (net of deferred taxes)                          (     193)    (     788)

 Total shareholders' equity                           264,711       236,689

 Total Liabilities and Shareholders' Equity          $467,028      $434,686

                    WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                                         Total
 (all dollar amounts                   COMMON STOCK                      TREASURY STOCK          Net        Common      Share-
 in thousands)                                           Retained                              Pension   Stock-Shares   holders'
                               SHARES ISSUED   AMOUNT    EARNINGS     SHARES        AMOUNT   ADJUSTMENT  OUTSTANDING    EQUITY
 Balance August 31, 1993        21,186,683    $ 79,437   $106,859   ( 967,193)   ($  3,087)  ($      70)  20,219,490   $183,139
   Net earnings, 1994                                      43,052                                                        43,052
   Cash dividends declared                               (  6,487)                                                    (   6,487)
   Four-for-three stock split    7,061,557                          ( 319,695)                             6,741,862
   Purchases of treasury shares                                     ( 190,000)   (   4,959)                ( 190,000) (   4,959)
   Stock options exercised                         608                 86,678          442                    86,678      1,050
   Tax benefit related to stock
     options                                       335                                                                      335
   Change in unrecognized
     pension expense (net of
     deferred taxes)                                                                         (   1,312)               (   1,312)

 Balance August 31, 1994        28,248,240    $ 80,380   $143,424  (1,390,210)   ($  7,604)  ($  1,382)   26,858,030   $214,818
   Net earnings, 1995                                      31,251                                                        31,251
   Cash dividends declared                               (  7,385)                                                    (   7,385)
   10% stock dividend            2,824,083      56,945   ( 56,945)  ( 144,856)                             2,679,227
   Purchases of treasury shares                                     ( 226,500)   (   5,222)                ( 226,500) (   5,222)
   Stock options exercised                         872                153,130        1,174                   153,130      2,046
   Tax benefit related to
     stock options                                 587                                                                      587
   Change in unrecognized
     pension expense (net of
     deferred taxes)                                                                              594                       594

 Balance August 31, 1995        31,072,323    $138,784   $110,345  (1,608,436)   ($ 11,652)  ($   788)    29,463,887   $236,689
   Net earnings, 1996                                      41,229                                                        41,229
   Cash dividends declared                               (  8,104)                                                    (   8,104)
   Five-for-four stock split     7,768,080                          ( 402,343)                                        7,365,737
   Purchases of treasury shares                                     ( 369,500)   (   6,376)                ( 369,500) (   6,376)
   Stock options exercised                    (     10)                52,404          307                    52,404        297
   Tax benefit related to stock
     options                                       351                                                                      351
   Stock option discount
     (net of deferred taxes)                        30                                                                       30
   Change in unrecognized
     pension expense (net of
     deferred taxes)                                                                              595                       595
 Balance August 31, 1996         38,840,403   $139,155   $143,470  (2,327,875)   ($ 17,721)  ($   193)    36,512,528   $264,711

 See accompanying notes to consolidated financial statements.

                    WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
 (all dollar amounts in thousands)                        For the Years Ended August 31,
                                                            1996        1995        1994
 Operating Activities:
 Net earnings                                             $41,229     $31,251     $43,052
 Cumulative effect of accounting changes                                         (  1,000)
 Noncash items:
   Provision for depreciation, depletion and
     amortization                                          23,140      19,940      17,635
   Loss on property, plant and equipment disposals          1,259         585         231
   Deferred income taxes                                    6,186       4,581       3,033
 Changes in operating assets and liabilities:
   Receivables                                              4,212    (  7,320)   (  4,172)
   Inventories                                           (  2,969)   (  7,252)   (    563)
   Other assets                                          (  5,643)        521         423
   Accounts payable and other liabilities                  10,893       4,139       7,942
   Accrued income taxes                                     1,651       1,067    (  1,842)

 Net Cash Provided by Operating Activities                 79,958      47,512      64,739

 Investing Activities:
 Capital expenditures                                    ( 61,389)   ( 64,479)   ( 42,056)
 Proceeds from property, plant and equipment
   disposals                                                   85         115         615
 Net cash used from (invested in) funds restricted
   for capital additions                                   10,888    ( 14,732)

 Net Cash Used in Investing Activities                   ( 50,416)   ( 79,096)   ( 41,441)

 Financing Activities:
 Net borrowings (repayments) under revolving
   credit facility                                       (    700)     14,200    ( 12,000)
 Net borrowings (repayments) of commercial paper         (  8,300)      8,300
 Repayment of long-term debt                             (    500)   (    451)   (    508)
 Repayment of long-term notes                            (  6,000)
 Proceeds from issuance of long-term bonds                             19,000
 Dividends paid                                          (  7,938)   (  7,156)   (  6,291)
 Proceeds from stock option exercises                         297       2,046       1,050
 Payments for purchases of treasury stock                (  6,376)   (  5,222)   (  4,959)

 Net Cash Provided by (Used in) Financing
   Activities                                            ( 29,517)     30,717    ( 22,708)

 Net increase (decrease) in cash and cash
   equivalents                                                 25    (    867)        590
 Cash and cash equivalents at beginning of year             2,347       3,214       2,624

 Cash and Cash Equivalents at End of Year                 $ 2,372     $ 2,347     $ 3,214

 Supplemental Cash Flow Information:
 Interest paid (net of amount capitalized)                $ 2,793     $ 1,554     $ 1,903
 Income taxes paid                                         17,830      13,762      23,598

 Noncash investing and financing activities: Capital lease obligations of $498, $497 and $24 in 1996, 1995 and 1994, respectively, were incurred when the company entered into leases for new equipment.
 See accompanying notes to consolidated financial statements.

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

 USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

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

 PROPERTY, PLANT AND EQUIPMENT - Plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts and any resulting gains or losses are included in the consolidated statements of income.

 Buildings are depreciated over a 25- to 45-year period; machinery and equipment over a 4- to 20-year period. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements which extend the useful lives of the assets are added to the plant and equipment accounts.

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

 NOTE 2.  INVENTORIES
 (all dollar amounts in thousands)           1996          1995
 Raw materials                           $ 24,273      $ 30,925
 Supplies                                  16,549        16,498
 Work in process and finished goods        41,630        45,521

 Inventories at cost                       82,452        92,944
 LIFO reserve                           (  12,009)    (  25,470)

 Net inventories                         $ 70,443      $ 67,474

 Because various components of the inventories are valued by use of the last-in, first-out (LIFO) method, it is impracticable to segregate the LIFO reserve between raw materials and work in process and finished goods.

 NOTE 3.  ACCRUED AND OTHER LIABILITIES
 (all dollar amounts in thousands)          1996           1995
 Employee retirement plans              $  2,142       $  1,583
 Taxes other than income                   1,633          1,348
 Interest                                    483            523
 Stock appreciation rights                 2,408          2,720
 Other                                     7,633          6,987

 Totals                                 $ 14,299       $ 13,161

 NOTE 4.  DEBT

 The company's long-term debt, excluding current maturities as of August 31, is outlined below:
 (all dollar amounts in thousands)          1996           1995
 6.03% Senior promissory notes          $ 18,000       $ 24,000
 Industrial development bonds             19,000         19,000
 Revolving credit facility agreement      13,500         14,200
 Commercial paper                                         8,300
 Fixed asset payables to be financed
   with revolving credit agreement         2,244          2,831
 Capitalized leases                          375            292

 Totals                                 $ 53,119       $ 68,623

 The company has outstanding $24 million in unsecured senior promissory notes. Interest is payable quarterly on the outstanding balance at a rate of 6.03% per annum. Principal is payable in equal semi-annual installments, with the final payment due June 16, 2000.

 During 1995, the company borrowed $19 million related to industrial development bonds issued by a local governmental unit. The variable rate bonds require quarterly interest payments and had an interest rate of 3.70% at

 August 31, 1996. The company also pays fees for a bank letter of credit and remarketing services related to the bonds which it includes in net interest expense. The interest rate can be converted to a fixed rate, at the company's option, after which semi-annual interest payments will be required. The bonds mature on July 1, 2023. At August 31, 1996, bond proceeds of $3,844,000 were not disbursed and are reflected as an asset on the balance sheet.

 The company maintains an unsecured revolving credit facility of $40 million with four banks which continues through March 29, 2001 at which time, or earlier at the company's option, the revolving credit converts to a term loan facility, and the loans then outstanding are payable in four equal quarterly installments. The company may elect the base for interest from either domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The weighted average interest rate on borrowings under the revolving credit facility was 5.62% and 6.21% at August 31, 1996 and 1995, respectively. The credit agreement provides for commitment fees during the revolving loan period. Fees are based on quarterly funded debt to equity levels. Based on debt and equity levels at August 31, 1996, the fees are .1% per annum.

 Consistent with the classification of the revolving credit agreement, fixed asset payables that will be financed through the agreement are classified as long-term debt.

 The senior promissory notes and the revolving credit facility agreement require the company to comply with certain covenants, one of which requires the company maintain minimum net worth. At August 31, 1996, $77,357,000 of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior promissory notes.

 The company maintains a commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which requires unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper. There were no amounts outstanding at August 31, 1996. The weighted average interest rate on outstanding commercial paper was 6.20% at August 31, 1995.

 The difference between the book and the fair market value of the long-term debt is not material.

 The aggregate annual maturities of long-term debt for the next five years are:
 (all dollar amounts                                                     There-
  in thousands)         1997      1998      1999      2000      2001     AFTER

                     $ 6,340   $ 6,290   $ 6,085   $ 6,000   $ 3,936   $ 30,808

 Annual maturities will be affected by future borrowings.

 A bank participating in the revolving credit agreement has provided a separate uncommitted revolving line of credit to the company in the amount of up to $10 million. The specific terms of any revolving loans borrowed pursuant to this line of credit will be negotiated at the time of the borrowing and any revolving loans so borrowed will be payable on demand. In addition, the company has a $2 million line of credit with interest payable at the prime rate. The line does not require a compensating balance or a commitment fee. There was no borrowing against these lines at August 31, 1996.

 NOTE 5.  LEASE COMMITMENTS

 The company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements.  Property, plant and equipment includes the following amounts for capitalized leases:
 (all dollar amounts in thousands)          1996          1995
 Machinery and equipment                $  1,416      $  1,728
 Allowance for amortization            (     354)    (     744)

 Net value                              $  1,062      $    984

 Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1996:
 (all dollar amounts in thousands)       Capital     Operating
                                          LEASES        LEASES
 1997                                   $    366      $    186
 1998                                        301           145
 1999                                         86            77
 2000                                                       33
 2001                                                       33
 Thereafter                                                110

 Total minimum payments                      753           584
 Amounts representing interest         (      38)

 Present value of net minimum lease
   payments                             $    715      $    584

 The future minimum payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosure in Note 4.

 Rental expense for all operating leases consists of:
 (all dollar amounts in thousands)       1996        1995        1994
 Minimum rentals                     $  1,323    $  1,347    $  1,334
 Contingent rentals                       288         267         213

 Totals                              $  1,611    $  1,614    $  1,547

 Contingent rentals are based upon usage.

 NOTE 6.  INTEREST EXPENSE AND CAPITALIZED INTEREST
                                         Total                       Net
                                      Interest   Capitalized    Interest
 (all dollar amounts in thousands)     EXPENSE      INTEREST     EXPENSE
 1996                                 $  3,698      $    912    $  2,786
 1995                                    2,423           735       1,688
 1994                                    2,185           227       1,958

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

 The company selected measurement dates of plan assets of May 31, 1996 and 1995.

 The components of net periodic pension cost follow:
 (all dollar amounts in thousands)              1996        1995        1994
 Service cost                               $  2,345    $  2,199     $ 2,020
 Interest cost                                 4,266       3,920       3,791
 Actual return on assets                   (  11,019)  (   4,365)   (  1,066)
 Net amortization and deferral                 7,625       1,201    (  1,843)

 Net pension cost                           $  3,217    $  2,955     $ 2,902

 The following table sets forth the benefit obligations and funded status of the plans at August 31:
                                           1996                        1995
                                 PLANS WITH    PLANS WITH    PLANS WITH    PLANS WITH
                                 ASSETS        ASSETS        ASSETS        ASSETS
                                 EXCEEDING     LESS THAN     EXCEEDING     LESS THAN
                                 ACCUMULATED   ACCUMULATED   ACCUMULATE    ACCUMULATED
 (ALL DOLLAR AMOUNTS IN          BENEFIT       BENEFIT       BENEFIT       BENEFIT
 THOUSANDS)                      OBLIGATION    OBLIGATION    OBLIGATION    OBLIGATION
 Actuarial present value of
   benefit obligations:
 Vested benefits                 ($29,548)     ($25,550)     ($ 27,027)    ($ 17,370)
 Nonvested benefits              (  5,402)     (  3,867)     (   5,086)    (   3,293)

 Accumulated benefit obligations ( 34,950)     ( 29,417)     (  32,113)    (  20,663)
 Additional amounts related to
   projected salary increases    (  4,379)     (    421)     (   3,658)    (     528)

 Projected benefit obligation    ( 39,329)     ( 29,838)     (  35,771)    (  21,191)
 Plan assets at market value at
   May 31                          41,214        18,007         34,785        14,719

 Plan assets in excess of
   (less than) projected
   benefit obligation               1,885      ( 11,831)     (    986)     (   6,472)
 Unrecognized net loss (gain)    (  4,831)          732         1,368          1,709
 Unrecognized prior service
   costs                            5,235         8,524         2,898          2,575
 Unrecognized initial net
   obligation (asset)            (  1,339)          500      (  1,511)           573
 Cash contributions to plans
   subsequent to May 31               109                                         16
 Adjustment to recognize
   minimum liability                           (  9,335)                    (  4,450)
 Net pension asset (liability)
   recognized in the
   consolidated balance sheets   $  1,059      ($11,410)      $ 1,769       ($ 6,049)

 Projected benefit obligations were determined using an assumed discount rate of 7.5% and an assumed rate of increases in future compensation levels of 5.0%. The assumed long-term rate of return on plan assets was 8.0%. Plan assets consist principally of publicly traded stocks and fixed income securities and include Wausau Paper Mills Company common stock with a market value of $1,632,000 in 1996 and $1,377,000 in 1995.

 The company also sponsors defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions. The cost of such plans totaled $314,000 in 1996, $232,000 in 1995 and $445,000 in 1994.

 The company has deferred compensation or supplemental retirement agreements with certain present and past key officers and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation and supplemental retirement agreements does not represent a material amount.

 The company sponsors unfunded defined benefit postretirement health and life insurance plans that cover substantially all employees reaching normal retirement age while working for the company. Benefits and eligibility for various employee groups vary by location and union agreements. Generally, employees are eligible after reaching age 55 or 62 and meeting minimum service requirements. At age 65, the benefits become coordinated with Medicare. The company funds the benefit costs on a current basis.

 Postretirement benefit cost includes the following components:
 (all dollar amounts in thousands)                 1996       1995        1994
 Service cost                                  $    911   $    933    $    994
 Interest cost                                    2,033      1,984       2,085

 Net periodic postretirement benefit cost      $  2,944   $  2,917    $  3,079

 The plans' status at August 31, were  as follows:
 (all dollar amounts in thousands)                    1996       1995
 Actuarial present value of benefit obligation:
 Retirees                                         $ 10,188   $  8,934
 Fully eligible active participants                  8,236      8,952
 Other active participants                          10,982     10,971

 Accumulated postretirement benefit obligation      29,406     28,857
 Unrecognized net gain                               2,443      1,576

 Accrued postretirement benefit liability         $ 31,849   $ 30,433

 For 1996 and 1995, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% declining by 1% annually for six years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.

 A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31 by approximately $3,801,000 or 12.9% in 1996 and $3,779,000 or 13.1%
 in 1995. The effect of this change on the aggregate of the service and interest cost would be an increase of $441,000 or 16.6% in 1996 and $416,000 or 14.3% in 1995.


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

 The company recognized the cumulative effect of the change as of September 1, 1993. The adoption was reflected as a one-time cumulative reduction in the net deferred tax liability resulting in a $1,000,000 increase in fiscal 1994 net earnings. The effect of the change in method did not have a material effect in 1994.

 The provision for income taxes is comprised of the following:
 (all dollar amounts in thousands)        1996        1995         1994
 Currently payable
   Federal                            $ 17,776    $ 13,487     $ 20,245
   State                                 1,638       1,532        2,722

                                        19,414      15,019       22,967

 Deferred
   Federal                               5,668       4,197        2,688
   State                                   518         384          345

                                         6,186       4,581        3,033

 Totals                               $ 25,600    $ 19,600     $ 26,000

 A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate follows:
 (all dollar amounts in thousands)       1996            1995            1994
 Federal statutory tax rate        $  23,390  35%   $ 17,798  35%   $ 23,818  35%
 State taxes net of federal
   tax benefits                        1,472   2       1,324   3       1,994   3
 Other                                   738   1         478   1         188

 Consolidated effective tax        $ 25,600   38%   $ 19,600  39%   $ 26,000  38%

 The major temporary differences that give rise to the deferred tax assets and liabilities at August 31, 1996 and 1995 are as follows:
 (all dollar amounts in thousands)                    1996        1995
 Deferred tax asset:
 Allowances on accounts receivable                $    865    $    977
 Accrued compensated absences                        1,772       1,666
 Stock appreciation rights plans                       982       1,101
 Inventories                                         2,105       1,387
 Postretirement benefits                            12,627      12,086
 Other                                               1,963       1,880

 Gross deferred tax asset                           20,314      19,097

 Deferred tax liability:
 Property, plant and equipment                   (  54,823)  (  47,666)
 Other                                           (   1,272)  (   1,026)

 Gross deferred tax liability                    (  56,095)  (  48,692)

 Net deferred tax liability                      ($ 35,781)  ($ 29,595)

 The total deferred tax liabilities (assets) as presented in the accompanying consolidated balance sheets are as follows:
 (all dollar amounts in thousands)                    1996        1995
 Net long-term deferred tax liabilities          $  43,469    $ 36,799
 Net current deferred tax assets                 (   7,688)  (   7,204)

 Net deferred tax liability                       $ 35,781    $ 29,595

 NOTE 9.  STOCK OPTIONS AND APPRECIATION RIGHTS

 The company maintains the 1991 Employee Stock Option Plan. The plan specifies purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the company's common stock at the date of grant for incentive options. The option price for non-qualified options may not be less than 50% of the fair market value of the company's common stock at the date of grant.

 During 1996, 64,375 options were granted under the plan to be earned in the current year based upon the satisfaction of operating goals set forth in the agreement. A total of 46,062 options granted in 1995 terminated when operating goals were not met.

 During 1992, options were granted under the plan. The options were to be earned over a three-year period based upon the satisfaction of operating goals set forth in the agreement. A total of 122,229 options terminated in 1994 when operating goals were not met.

 The following table summarizes the activity relating to the company's stock option plans:
 STOCK OPTIONS:                                 1996          1995           1994
 Options outstanding at beginning
  of year (number of shares)                308,792        439,426        674,773
 Granted                                    143,125        132,687          9,779
 Terminated                                              (  53,390)     ( 122,229)
 Exercised                                (  52,887)     ( 209,931)     ( 122,897)
 Options outstanding at end of year
   (number of shares)                       399,030        308,792        439,426
 Options exercisable at end of year
   (number of shares)                       384,905        280,832        408,260
 Price range of options exercised      $ 3.35-16.41    $1.50-10.00    $1.50-10.00
 Price range of outstanding options    $12.68-24.00    $3.35-24.00    $1.50-18.14

 All shares and option prices have been restated to reflect the five-for-four stock split occurring in 1996, the 10% stock dividend occurring in 1995 and the four-for-three stock split occurring in 1994.

 Future Accounting Change: Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," is effective September 1, 1996, for the company. The new standard establishes a fair value based method of accounting for stock-based employee compensation plans or allows companies to continue to account for those plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, the company will adopt the requirements of the standard by making pro forma disclosures of net income and net earnings per share as if the fair value based method had been applied.

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

 The following table summarizes the activity relating to the company's stock appreciation rights plans:
 STOCK APPRECIATION RIGHTS:
                                              1996          1995           1994
 Rights outstanding at beginning of
   year (number of shares)                 179,555       184,555        198,305
 Exercised                                ( 15,827)     (  5,000)      ( 13,750)

 Rights outstanding at end of year
   (number of shares)                      163,728       179,555        184,555
 Rights exercisable at end of year
   (number of shares)                      163,728       179,555        184,555
 Price range of stock appreciation
   rights exercised                     $     4.46    $     5.88     $     4.46
 Price range of outstanding
   stock appreciation rights            $4.46-6.26    $4.46-6.26     $4.46-6.26

 All shares and price ranges have been restated to reflect the five-for-four stock split occurring in 1996, the 10% stock dividend occurring in 1995 and the four-for-three stock split occurring in 1994.

 The company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive cash based on the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in company stock. During 1996, 64,375 dividend equivalents were granted under the plan to be earned in the current year based upon the satisfaction of operating goals set forth in the agreement. All dividend equivalents granted in 1995 terminated when operating goals were not met.

 During 1992, 245,668 dividend equivalents were granted under the plan and were to be earned over a three-year period based upon the satisfaction of operating goals set forth in the agreement. A total of 112,445 dividend equivalents terminated in 1994 when operating goals were not met.

 DIVIDEND EQUIVALENTS:                              1996        1995         1994
 Equivalents outstanding at beginning of year
   (number of shares)                            142,999     142,999      560,999
 Granted                                         143,125      46,063
 Exercised                                     (   9,777)               ( 305,555)
 Terminated                                                (  46,063)   ( 112,445)
 Equivalents outstanding at end of year
   (number of shares)                            276,347     142,999      142,999
 Equivalents exercisable at end of year
   (number of shares)                            276,347     142,999      142,999

 All shares have been restated to reflect the five-for-four stock split occurring in 1996, the 10% stock dividend occurring in 1995 and the four-for-three stock split occurring in 1994.

 The pre-tax impact on earnings of all stock option discounts, dividend equivalents and stock appreciation rights for the years ended August 31, 1996, 1995 and 1994 was expense of $78,000, expense of $79,000 and income of $283,000, respectively.

 NOTE 10.  RESEARCH EXPENSES

 Research expenses charged to operations were $1,381,000 in 1996, $1,219,000 in 1995 and $1,158,000 in 1994.

 NOTE 11.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

 The company is involved in various legal proceedings in the normal course of business. It is the opinion of management that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or on the operations of the company.

 As of August 31, 1996, the company was committed to spend approximately $22 million to complete capital projects which were in various stages of completion.

 In July 1996, the company signed a natural gas transportation agreement with the Portland Natural Gas Transmission System (PNGTS). Under the terms of the agreement, PNGTS will construct necessary gas supply and delivery equipment to the company's Groveton, New Hampshire mill. The company is committed to the transportation of a fixed volume of natural gas over the 20-year agreement. Capital improvements to the Groveton mill's power plant will be required to take advantage of this agreement. Transportation of natural gas to the Groveton mill is scheduled to begin in fiscal 1999.

 During fiscal 1994, the company purchased 100,000 shares of the company's no par value common stock from a director in a private transaction at $27.625 per share, the average market price on the day of the transaction.

 NOTE 12.  MAJOR CUSTOMERS

 One customer accounted for 12.7% of net sales aggregating $68,797,000, 12.0% of net sales aggregating $61,732,000 and 12.3% of net sales aggregating $52,313,000 in 1996, 1995 and 1994, respectively. Another customer accounted for 11.5% of net sales aggregating $62,563,000 in 1996.

 QUARTERLY DATA (UNAUDITED)

 (all dollar amounts                      1996                                        1995
 in thousands, except
 per share data)        FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
 Net sales            $132,729   $139,446   $128,590   $141,904   $134,801   $135,560   $119,115   $126,267

 Gross profit           30,005     31,048     18,605     19,628     19,969     21,587     18,094     21,098

 Operating profit       21,997     23,781     11,533     12,212     11,740     14,687     11,956     14,371

 Net earnings           13,113     14,094      6,717      7,305      6,793      8,745      7,116      8,597
   Per share             $0.36      $0.38      $0.18      $0.20      $0.19      $0.23      $0.20      $0.23

 Per share basis:
   Cash dividends*      $0.055     $0.055      $0.11                 $0.05      $0.05      $0.10
   Common stock price
     (closing)**
     High               $22.75     $24.13     $23.50     $22.70     $19.00      $19.00    $19.60     $20.00
     Low                $16.25     $20.50     $20.00     $18.60     $16.80      $16.80    $16.20     $16.54

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

 All per share data has been restated to reflect the five-for-four stock split occurring in 1996, the 10% stock dividend occurring in 1995 and the four-for-three stock split occurring in 1994.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 None.


                                     PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the company is incorporated into this Form 10-K by this reference to the material set forth in the table under the caption "Election of Directors" on page 3 of the company's proxy statement dated November 8, 1996 ("1996 Proxy Statement"). Information relating to the identification of executive officers of the company is found in Part I of this Form 10-K, page 5. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", page 3 of the 1996 Proxy Statement.



 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth in the 1996 Proxy Statement under the subcaption "Director Compensation", page 5. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Compensation of Executive Officers" and ending with the material set forth under the subcaption "Supplemental Plans", pages 5 through 9, and (2) the material set forth under the subcaption "Committee Interlocks and Insider Participation", page 11, in the 1996 Proxy Statement.



 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth in the 1996 Proxy Statement under the caption "Beneficial Ownership of Shares", pages 2 and 3.



 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

                                      PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) Financial statements and financial statement schedules, filed as part of this report and required by Item 14(d), are set forth on page 15 herein.
 (b) Reports on Form 8-K.
     No reports on Form 8-K were filed by the company during the fourth quarter of fiscal 1996.
 (c) Exhibits required by Item 601 of Regulation S-K.

 The following exhibits are filed with the Securities and Exchange Commission as part of this report.

 Exhibit 3 - Articles of Incorporation and Bylaws

   (a) Articles of Incorporation, as amended December 21, 1995 ......15-24(1)
   (b) Bylaws, as restated July 17, 1992 ............................46-81(2)

 Exhibit 4 - Instruments Defining the Rights of Security Holders

   (a) Articles and Bylaws (see Exhibit 3)

 Exhibit 10 - Material Contracts*

   (a)  Executive Officers' Deferred Compensation Retirement Plan,
        as amended 09/18/96
   (b)  Incentive Compensation Plans, as amended 09/18/96
        (Printing and Writing Division and Rhinelander Paper
        Company, Inc.)
   (c)  Corporate Management Incentive Plan, as amended 09/18/96
   (d)  1988 Stock Appreciation Rights Plan, as amended 04/17/91
   (e)  1988 Management Incentive Plan, as amended 04/17/91
   (f)  1990 Stock Appreciation Rights Plan, as amended 04/17/91
   (g)  Deferred Compensation Agreement dated 03/02/90, as
        amended 07/01/94 ............................................51-56(3)
   (h)  1991 Employee Stock Option Plan ............................133-146(4)
   (i)  1991 Dividend Equivalent Plan ..............................147-155(4)
   (j)  Supplemental Retirement Benefit Plan dated 01/16/92,
        as amended 11/13/95..........................................13-17(5)
   (k)  Directors' Deferred Compensation Plan .......................71-86(6)
   (l)  Director Retirement Benefit Policy ..........................87-88(6)

   *All exhibits represent executive compensation plans and arrangements.

 Exhibit 21 - Subsidiaries ..........................................89(6)

 Exhibit 27 - Financial Data Schedule

 Page numbers set forth herein correspond to the page numbers using the sequential numbering system for documents filed in paper or the page numbers as filed via EDGAR in electronic format where such exhibit can be found in the following reports of the company (Commission File No. 0-7574) filed with the Securities and Exchange Commission:

   (1) Registrant's quarterly report on Form 10-Q for the quarterly period ended February 29, 1996.
   (2) Registrant's annual report on Form 10-K for the fiscal year ended August 31, 1992.
   (3) Registrant's annual report on Form 10-K for the fiscal year ended August 31, 1994.
   (4) Registrant's annual report on Form 10-K for the fiscal year ended August 31, 1991.
   (5) Registrant's quarterly report on Form 10-Q for the quarterly period ended November 30, 1996.
   (6) Registrant's annual report on Form 10-K for the fiscal year ended August 31, 1993.

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  Allowance                 Allowance
                                                     for      Allowance        for
 (all dollar amounts in                           Doubtful       for         Pending
 thousands)                            TOTAL      ACCOUNTS    DISCOUNTS      CREDITS
 Balance August 31, 1993            $  3,666      $  1,200     $    433     $  2,033
 Charges to costs and expenses        15,644            18        6,189        9,437
 (Deductions) recoveries           (  14,666)          117    (   6,105)   (   8,678)

 Balance August 31, 1994            $  4,644      $  1,335     $    517     $  2,792
 Charges to costs and expenses        17,099           141        7,781        9,177
 Deductions                        (  16,663)    (       3)   (   7,658)   (   9,002)

 Balance August 31, 1995            $  5,080      $  1,473     $    640     $  2,967
 Charges to costs and expenses        17,599            48        8,003        9,548
 Deductions                        (  16,675)    (     100)   (   8,042)   (   8,533)

 Balance August 31, 1996            $  6,004      $  1,421     $    601     $  3,982

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WAUSAU PAPER MILLS COMPANY


                                   /S/ STEVEN A. SCHMIDT
                                   Steven A. Schmidt
                                   Vice President Finance,
                                     Secretary and Treasurer
                                     (Principal Accounting and
                                     Financial Officer)
                                   Date:  October 28, 1996


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /S/ SAN W. ORR, JR.                      /S/ DAVID B. SMITH, JR.
 San W. Orr, Jr.                          David B. Smith, Jr.
 October 28, 1996                         October 28, 1996
 Chairman of the Board                    Director


 /S/ DANIEL D. KING                       /S/ STANLEY F. STAPLES, JR.
 Daniel D. King                           Stanley F. Staples, Jr.
 October 28, 1996                         October 28, 1996
 President and Chief Executive Officer    Director
   (Principal Executive Officer)
 Director


 /S/ HARRY R. BAKER
 Harry R. Baker
 October 28, 1996
 Director

                                EXHIBIT INDEX<dagger>
                                      TO
                                   FORM 10-K
                                      OF
                          WAUSAU PAPER MILLS COMPANY
                    FOR THE PERIOD ENDED DECEMBER 31, 1996
                 Pursuant to Section 102(d) of Regulation S-T
                            (17 C.F.R. <section>232.102(d))



   EXHIBIT 10 - MATERIAL CONTRACTS*

   (a) Executive Officers' Deferred Compensation Retirement Plan, as amended September 18, 1996
   (b)   Incentive Compensation Plans, as amended
         September 18, 1996 (Printing and Writing Division and Rhinelander Paper Company, Inc.)
   (c)   Corporate Management Incentive Plan, as amended
         September 18, 1996
   (d)   1988 Stock Appreciation Rights Plan, as amended
         April 17, 1991
   (e)   1988 Management Incentive Plan, as amended
         April 17, 1991
   (f)   1990 Stock Appreciation Rights Plan, as amended
         April 17, 1991

         *All exhibits represent executive compensation plans and arrangements.


   EXHIBIT 27 - FINANCIAL DATA SCHEDULE



    <dagger> Exhibits required by Item 601 of Regulation S-K which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form 10-K to which this Exhibit Index relates