Form 10-Q
period 1996-11-30
WAUSAU PAPER MILLS CO
filed 1997-01-14
CIK 105076

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended NOVEMBER 30, 1996

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

                                        X
                                 Yes _______    No ________

 The number of common shares outstanding at December 31, 1996 was 36,512,528.

                         WAUSAU PAPER MILLS COMPANY

                              AND SUBSIDIARIES

                                    INDEX

                                                               PAGE NO.

 PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Statements of                      1
               Income Three Months Ended
               November 30, 1996 (unaudited) and
               November 30, 1995 (unaudited)

               Condensed Consolidated Balance                  2
               Sheets November 30, 1996 (unaudited)
               and August 31, 1996 (derived from audited financial statements)

               Condensed Consolidated Statements               3
               of Cash Flows Three Months
               Ended November 30, 1996 (unaudited) and
               November 30, 1995 (unaudited)

               Notes to Condensed Consolidated                 4 - 5
               Financial Statements

       Item 2.  Management's Discussion and                    6 - 8
               Analysis of Financial Condition
               and Results of Operations


 PART II. OTHER INFORMATION

       Item 5.  Other Information                              9

       Item 6. Exhibits and Reports on Form 8-K                9 - 10

                       PART I - FINANCIAL INFORMATION


 Item 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau Paper Mills Company and Subsidiaries

                                                                For the Three Months
 (Dollars in thousands, except per share data - unaudited)       Ended November 30

                                                                1996             1995
 Net Sales                                                 $  139,639      $   141,904
   Cost of products sold                                      113,299          122,276
 GROSS PROFIT                                                  26,340           19,628
   Selling, administrative and
    research expenses                                           8,016            7,416
 OPERATING PROFIT                                              18,324           12,212
   Interest income                                                 89              210
   Interest expense                                              (585)            (570)
   Other income (expense)                                          36              (47)
 EARNINGS BEFORE INCOME TAXES                                  17,864           11,805
   Provision for income taxes                                   6,750            4,500
 NET EARNINGS                                              $   11,114       $    7,305
 NET EARNINGS PER COMMON SHARE                             $      .30       $      .20
 WEIGHTED AVERAGE NUMBER OF SHARES                         36,513,000       36,831,000

 CONSOLIDATED BALANCE SHEETS
 Wausau Paper Mills Company and Subsidiaries
 (Dollars in thousands)                            November 30               August 31
                                                         1996*                   1996*
 ASSETS
 Current Assets
   Cash and cash equivalents                        $  1,900                 $  2,372
   Accounts and notes receivable                      36,310                   38,217
   Inventories                                        81,058                   70,443
   Other current assets                                7,964                    8,208

 Total current assets                                127,232                  119,240

 Property, plant and equipment                       332,041                  330,536
 Other assets                                         14,709                   17,252

 TOTAL ASSETS                                       $473,982                 $467,028


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt             $  6,344                 $  6,340
   Accounts payable                                   29,176                   26,307
   Accrued and other liabilities                      24,616                   23,496
   Accrued income taxes                                3,811                    2,910

 Total current liabilities                            63,947                   59,053

 LONG-TERM LIABILITIES

   Long-term debt                                     41,573                   53,119
   Deferred income taxes                              45,525                   43,469
   Other liabilities                                  47,080                   46,676

 Total long-term liabilities                         134,178                   143,264

 Total shareholders' equity                          275,857                   264,711

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $473,982                  $467,028

 * The consolidated balance sheet at November 30, 1996 is unaudited. The August 31, 1996 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Wausau Paper Mills Company and Subsidiaries
                                                      For the Three Months
 (Dollars in thousands - unaudited)                    Ended November 30

                                                       1996               1995
 Operating Activities:
 Net earnings                                      $  11,114          $   7,305
 Noncash items:
   Provision for depreciation, depletion
    and amortization                                   6,354              5,332
   Deferred income taxes                               2,056              1,245
  Changes in operating assets and liabilities:
   Receivables                                         1,907             (1,559)
   Inventories                                       (10,615)            (2,589)
   Other assets                                          230                307
   Accounts payable and other liabilities              7,855              6,756
   Accrued income taxes                                  901              1,673
 NET CASH PROVIDED BY OPERATING ACTIVITIES            19,802             18,470

 Investing Activities:
 Capital expenditures                                (10,234)           (17,316)
 Proceeds from property, plant and
  equipment disposals                                                        60
 Net cash distributed from funds
  restricted for capital additions                     2,552              2,935
 NET CASH USED IN INVESTING ACTIVITIES                (7,682)           (14,321)

 Financing Activities:
 Net repayments under
  revolving credit facility                          (10,500)            (4,200)
 Repayments of long-term debt                            (84)              (112)
 Dividends paid                                       (2,008)            (1,841)
 Proceeds from stock option exercises                                        32
 NET CASH USED IN FINANCING ACTIVITIES               (12,592)            (6,121)
 Net decrease in cash and cash equivalents              (472)            (1,972)
 Cash and cash equivalents at beginning of year        2,372              2,347
 CASH AND CASH EQUIVALENTS AT END OF QUARTER        $  1,900           $    375

 Supplemental Information:
 Interest paid (net of amount capitalized)          $    627           $    532
 Income taxes paid                                     3,814              1,582

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1: The accompanying unaudited condensed financial statements include all adjustments, which are all normal and recurring in nature and, in the opinion of management, present fairly the results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the 1996 Annual Report for the company's accounting policies which are pertinent to these statements.

 Note 2: Selling, administrative and research expenses include stock appreciation rights and stock option discount expense of $584,000 or $.01 per share for the quarter ended November 30, 1996 and $653,000 or $.01 per share for the quarter ended November 30, 1995.

 Note 3: All shares and per share data have been restated to reflect the 5-for-4 stock split in January 1996.

 Note 4: Accounts receivable consisted of the following:
                                         NOVEMBER 30, 1996             AUGUST 31, 1996
  Customer Accounts                            $42,927,000                 $42,818,000
  Misc. Notes and Accounts
  Receivable                                       820,000                   1,403,000
                                               $43,747,000                 $44,221,000

  Less:  Allowance for Discounts,
  Doubtful Accounts and Pending
  Credits                                        7,437,000                   6,004,000
  Net Receivables                              $36,310,000                 $38,217,000

 Note 5: The various components of inventories were as follows:
                                           NOVEMBER 30, 1996             AUGUST 31, 1996

  Raw Materials and Supplies                     $51,184,000                 $40,822,000
  Work in Process
  and Finished Goods                              41,883,000                  41,630,000
                                                 $93,067,000                 $82,452,000
  Less:  LIFO Reserve                             12,009,000                  12,009,000
  Net Inventories                                $81,058,000                 $70,443,000

 Note 6: The accumulated depreciation on fixed assets was $170,348,000 as of November 30, 1996 and $164,983,000 as of August 31, 1996.

 Note 7: A summary of long-term debt is as follows:
                                           NOVEMBER 30, 1996             AUGUST 31, 1996
  Bonds, Mortgages and
  Similar Debt                                   $41,286,000                 $52,744,000
  Capitalized Leases                                 287,000                     375,000
  Total Long Term Debt                           $41,573,000                 $53,119,000

 Note 8:  Dividends per share were as follows:
                                     THREE MONTHS ENDING
                            NOVEMBER 30, 1996        NOVEMBER 30, 1995
                                   $.00*                   $.00*

          * The company's Board of Directors meeting schedule did not result in the declaration of a cash dividend in the three months ended November 30, 1996 or 1995.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*:

 RESULT OF OPERATIONS

 Net Sales

 For the three months ended November 30, 1996, net sales were $139.6 million or 1.6% below net sales of $141.9 million recorded in last year's first quarter. Selling prices for the company's products declined from a year ago due to market pressures primarily as a result of lower pulp prices. Shipments of 110,200 tons represent the highest quarterly shipment total ever and were 6.1% ahead of a year ago.

 Shipments of Rhinelander's technical specialty grades were an all-time quarterly record, exceeding last year's shipment level by 12.4%. The record shipment performance was driven by strong demand for the company's pressure sensitive grades, where shipments increased 25% over the prior year. Rhinelander's order backlog at November 30, 1996 was higher than a year ago due to strong customer demand.

 At the company's Printing and Writing Division, shipments were strong for the quarter and were ahead of last year by 2.9%. At the end of the quarter, order backlog was higher than a year ago due to strong demand.

 Gross Profit

 First quarter gross profit was $26.3 million or 18.9% of net sales compared to last year's third quarter gross profit of $19.6 million or 13.8% of net sales. The increase in gross profit over the previous year is due primarily to higher production levels and lower pulp costs. Pulp prices remained essentially flat since the end of fiscal 1996. Pulp price increases, which were announced for October 1996, were not implemented and although pulp producers have announced price increases effective in January 1997, it is uncertain whether current market conditions will support these increases.

 The Printing and Writing Division operated at capacity during the first quarter of fiscal 1997 and paper mill production was 4% higher than a year ago primarily as a result of productivity gains from capital improvements. The Rhinelander mill also operated at capacity in the first quarter. Production at Rhinelander was up 11%, compared to last year, due to full operations and capital improvements including the $42 million capacity expansion completed in fiscal 1996. The Rhinelander mill operated at 97% of capacity in the first quarter of fiscal 1996 due to market weakness. Paper inventory levels remained essentially unchanged at both divisions.

 In November, an operational problem occurred at the Brokaw mill when, during start-up after a normal planned autumn maintenance shutdown, cracks developed in two of the mill's four high-pressure cooking vessels known as digesters. First quarter operating costs include $2.5 million for the impact of pulp production curtailment and repair costs associated with the two digesters. The digesters will be out of operation for several months, however, the company expects no additional material impact from the digester outage and no reduction in paper production at the Brokaw mill since pulp is readily available on the open market.


 * This discussion and analysis contains forward-looking statements.  See
   Item 5.

 Selling, Administrative and Research Expenses

 Selling, Administrative and research expenses were $8,016,000 in the first quarter of fiscal 1997, compared to $7,416,000 a year ago. Higher marketing and promotion expenses were the primary reasons for the increase in fiscal 1997 first quarter expenses over the previous year. Stock appreciation rights and stock option discount expense was $584,000 and $653,000 for the first quarter of fiscal 1997 and 1996, respectively.

 Interest Income and Expense

 For the three months ended November 30, 1996 and 1995, interest income was $89,000 and $210,000, respectively. Lower interest income is primarily the result of reduced interest income from the industrial development bond trust fund due to cash distributions from the fund during the past year. Interest expense was $585,000 in the first quarter of fiscal 1997, compared to $570,000 a year ago. Capitalized interest was $142,000 and $383,000 for the 1997 and 1996 periods, respectively. Interest expense, excluding capitalized interest, was lower in the first quarter of fiscal 1997, compared to a year ago, due to reduced debt levels.

 Income Taxes

 The income tax provision in the first quarter of fiscal 1997 was $6.8 million for an effective tax rate of 37.8%. The effective tax rate in last year's first quarter was 38.1%.

 Net Earnings

 Net earnings for the three months ended November 30, 1996 were $11.1 million or $.30 per share, compared to $7.3 million or $.20 per share for the same period a year ago. As a result of the charge for curtailment in pulp production and the cost to repair the two digesters at the Brokaw mill, fiscal 1997 first quarter net earnings were negatively impacted by $.04 per share.

 Cash Provided by Operations

 Cash provided by operations was $19.8 million for the three months ended November 30, 1996, compared to $18.5 million for the first quarter of fiscal 1996. Cash flow from improved margins, which was partially offset by greater working capital needs due to higher inventory levels, was the primary contributor to the increase in operating cash flow compared to a year ago.

 Capital Expenditures

 Capital expenditures totaled $10.2 million in the first quarter of fiscal 1997, compared to $17.3 million for the same fiscal 1996 period. The decrease in capital spending is due to the completion of the Rhinelander capacity expansion and Brokaw fiber handling and processing projects in the second half of fiscal 1996 and reduced spending on the wastewater treatment plant project at Brokaw as it nears completion.

 A new saveall and broke metering system was installed at the Groveton mill in the first quarter of fiscal 1997, improving fiber yield and reducing operating costs. An upgrade to the turbine generator at Groveton was also completed, lowering the mill's electrical costs.

 Total capital expenditures are projected to be approximately $40 - $45 million in fiscal 1997.

 Financing

 Long-term debt decreased $11.5 million in the first quarter of fiscal 1997 to $41.6 million as a result of strong earnings and reduced capital expenditure requirements. Long-term debt at November 30, 1996 consisted primarily of $24 million in notes to Prudential Insurance Company of America and its subsidiaries, including the current portion, at a fixed rate of 6.03% and $19 million in variable rate development bonds with an interest rate of 3.85% at the end of the quarter. In addition, the company had $3 million outstanding under its revolving credit facility, with an effective interest rate of 5.8% at November 30, 1996. At the end of the quarter, there was no commercial paper outstanding.

 Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

 Common Stock Repurchase

 On June 30, 1994, the company's Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. There were no repurchases of company stock during the first quarter of fiscal 1997.

 Dividends

 On December 16, 1996, the Board of Directors approved a 13.6% increase in the quarterly cash dividend, from $.0550 per share to $.0625 per share. The cash dividend is payable January 10, 1997 to shareholders of record as of December 31, 1996.

                         PART II - OTHER INFORMATION


 ITEM 5. OTHER INFORMATION:

 This quarterly report includes certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statement" in the company's Form 10-K for the year ended August 31, 1996.


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


 (a)  Exhibits required by Item 601 of Regulation S-K

                                                               Incorporated
 EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS                EXHIBIT

 (a)  Articles of Incorporation, as amended December 21, 1995 ..      3(1)
 (b)  Bylaws, as restated July 17, 1992 ........................   3(b)(2)

 EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

 (a)  Articles and Bylaws (see Exhibit 3)

 EXHIBIT 10 - MATERIAL CONTRACTS*

 (a)  Executive Officers' Deferred Compensation Retirement Plan,
       as amended 09/18/96 ..................................... 10(a)(3)
 (b)  Incentive Compensation Plans, as amended 09/18/96
       (Printing and Writing Division and Rhinelander Paper
       Company, Inc.) .......................................... 10(b)(3)
 (c)  Corporate Management Incentive Plan, as amended
       09/18/96 ................................................ 10(c)(3)
 (d)  1988 Stock Appreciation Rights Plan, as amended
       04/17/91 ................................................ 10(d)(3)
 (e)  1988 Management Incentive Plan, as amended 04/17/91 ...... 10(e)(3)
 (f)  1990 Stock Appreciation Rights Plan, as amended
       04/17/91 ................................................ 10(f)(3)
 (g)  Deferred Compensation Agreement dated 03/02/90,
       as amended 07/01/94 ..................................... 10(h)(4)
 (h)  1991 Employee Stock Option Plan
 (i)  1991 Dividend Equivalent Plan
 (j)  Supplemental Retirement Benefit Plan dated 01/16/92,
       as amended 11/13/95 .....................................    10(5)
 (k)  Directors' Deferred Compensation Plan
 (l)  Director Retirement Benefit Policy ....................... 10(o)(6)

      * All exhibits represent executive compensation plans and arrangements.

 EXHIBIT 21 - SUBSIDIARIES .....................................    22(6)

 EXHIBIT 27 - FINANCIAL DATA SCHEDULE

 Exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the company (Commission File No. 0-7574) filed with the Securities and Exchange
 Commission:

 (1) Registrant's quarterly report on Form 10-Q for the quarterly period ended February 29, 1996.
 (2) Registrant's annual report on Form 10-K for the fiscal year ended
     August 31, 1992.
 (3) Registrant's annual report on Form 10-K for the fiscal year ended August 31, 1996.
 (4) Registrant's annual report on Form 10-K for the fiscal year ended
     August 31, 1994.
 (5) Registrant's quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.
 (6) Registrant's annual report on Form 10-K for the fiscal year ended
     August 31, 1993.

                              S I G N A T U R E


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 WAUSAU PAPER MILLS COMPANY

 Registrant


 By:  STEVEN A. SCHMIDT

 Steven A. Schmidt
 Vice President Finance, Secretary and Treasurer

 (Principal Financial Officer)



 Date:  January 10, 1997

                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q
                                     OF
                         WAUSAU PAPER MILLS COMPANY
                   FOR THE PERIOD ENDED NOVEMBER 30, 1996
                Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. <section>232.102(d))


 EXHIBIT 10 - MATERIAL CONTRACTS*

 (h) 1991 Employee Stock Option Plan
 (i) 1991 Dividend Equivalent Plan
 (k) Directors' Deferred Compensation Plan

     *All exhibits represent executive compensation plans and arrangements.