Form 10-Q
period 1997-02-28
WAUSAU PAPER MILLS CO
filed 1997-04-14
CIK 105076

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended FEBRUARY 28, 1997

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

                                      X
                                 Yes ________    No ________

 The number of common shares outstanding at March 31, 1997 was 36,514,972.

                         WAUSAU PAPER MILLS COMPANY

                              AND SUBSIDIARIES

                                    INDEX

                                                               PAGE NO.

 PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of                      1
               Income Three and Six Months Ended
               February 28, 1997 (unaudited) and
               February 29, 1996 (unaudited)

               Condensed Consolidated Balance                  2
               Sheets February 28, 1997 (unaudited)
               and August 31, 1996 (derived from audited financial statements)

               Condensed Consolidated Statements               3
               of Cash Flows Six Months
               Ended February 28, 1997 (unaudited) and
               February 29, 1996 (unaudited)

               Notes to Condensed Consolidated                 4 - 5
               Financial Statements

      Item 2.  Management's Discussion and                     6 - 9
               Analysis of Financial Condition
               and Results of Operations


 PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of
               Security Holders                               10

      Item 5.  Other Information                              10 - 11

      Item 6.  Exhibits and Reports on Form 8-K               11 - 12

                       PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau Paper Mills Company and
 Subsidiaries
 (Dollars in thousands, except            For the Three Months     For the Six Months
  per share data - unaudited)             Ended February 28, 1997 and February 29,1996
                                           1997          1996         1997          1996
 Net sales                             $125,695      $128,590     $265,604      $270,494

   Cost of products sold                102,569       109,985      215,868       232,261

 GROSS PROFIT                            23,396        18,605       49,736        38,233

   Selling, administrative
    and research expenses                 6,831         7,072       14,847        14,488

 OPERATING PROFIT                        16,565        11,533       34,889        23,745
   Interest income                           21           159          110           369
   Interest expense                        (649)         (713)      (1,234)       (1,283)
   Other income (expense)                   (19)          (62)          17          (109)

 EARNINGS BEFORE INCOME TAXES            15,918        10,917       33,782        22,722

   Provision for income taxes             6,050         4,200       12,800         8,700

 NET EARNINGS                          $  9,868      $  6,717     $ 20,982      $ 14,022

 NET EARNINGS PER COMMON SHARE         $    .27      $    .18     $    .57      $    .38

 WEIGHTED AVERAGE NUMBER OF SHARES   36,514,000    36,832,000   36,513,000    36,831,000

 CONSOLIDATED BALANCE SHEETS
 Wausau Paper Mills Company and Subsidiaries
 (Dollars in thousands)                         February 28        August 31
                                                      1997*            1996*
 ASSETS

 Current Assets
   Cash and cash equivalents                      $  1,253          $  2,372
   Accounts and notes receivable                    39,727            37,217
   Inventories                                      93,156            70,443
   Other current assets                              8,473             8,208

 Total current assets                              142,609           119,240
 Property, plant and equipment                     336,110           330,536
 Other assets                                       13,529            17,252

 TOTAL ASSETS                                     $492,248          $467,028


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current maturities of long-term debt           $  6,348          $  6,340
   Accounts payable                                 27,535            26,307
   Accrued and other liabilities                    24,096            23,496
   Accrued income taxes                                                2,910
 Total current liabilities                          57,979            59,053

 LONG-TERM LIABILITIES
   Long-term debt                                   58,397            53,119
   Deferred income taxes                            47,347            43,469
   Other liabilities                                47,348            46,676
 Total long-term liabilities                       153,092           143,264
 Total shareholders' equity                        281,177           264,711

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $492,248          $467,028

 * The consolidated balance sheet at February 28, 1997 is unaudited. The August 31, 1996 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Wausau Paper Mills Company and Subsidiaries
                                                               For the Six Months
 (Dollars in thousands - unaudited)                  Ended Feb. 28, 1997 and Feb. 29, 1996
                                                                1997         1996
 Operating Activities:
 Net earnings                                               $ 20,982     $ 14,022
 Noncash items:
   Provision for depreciation, depletion
    and amortization                                          12,750       11,069
   Deferred income taxes                                       3,878        2,501
 Changes in operating assets and liabilities:
   Receivables                                                (1,510)         410
   Inventories                                               (22,713)      (4,147)
   Other assets                                                 (397)         256
   Accounts payable and other liabilities                      3,595        1,860
   Accrued income taxes                                       (2,910)         393
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    13,675       26,364
 Investing Activities:
 Capital expenditures                                        (21,723)     (31,405)
 Proceeds from property, plant and
   equipment disposals                                            11           60
 Net cash distributed from funds
  restricted for capital additions                             3,844        5,650
 NET CASH USED IN INVESTING ACTIVITIES                       (17,868)     (25,695)
 Financing Activities:
 Net borrowings under
  revolving credit facility                                   10,500        5,498
 Repayments of long-term debt                                 (3,168)      (3,245)
 Dividends paid                                               (4,290)      (3,883)
 Proceeds from stock option exercises                             32           32
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           3,074       (1,598)
 Net decrease in cash and cash equivalents                    (1,119)        (929)
 Cash and cash equivalents at beginning of year                2,372        2,347
 CASH AND CASH EQUIVALENTS AT END OF QUARTER                $  1,253     $  1,418
 Supplemental Information:
 Interest paid (net of amount capitalized)                  $  1,268     $  1,220
 Income taxes paid                                            12,262        5,840

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

 Note 2: Selling, administrative and research expenses include stock appreciation rights and stock option discount income of $110,000 or less than $.01 per share for the quarter ended February 28, 1997 and expense of $175,000 or less than $.01 per share for the quarter ended February 29, 1996. For the six months ended February 28, 1997, SARs and stock option expense was $474,000 or $.01 per share compared to expense of $828,000 or $.01 per share for the six months ended February 29, 1996.

 Note 3:  Accounts receivable consisted of the following:
                                      FEBRUARY 28, 1997       AUGUST 31, 1996
  Customer Accounts                         $42,913,000           $42,818,000
  Misc. Notes and Accounts
  Receivable                                  1,594,000             1,403,000
                                            $44,507,000           $44,221,000
  Less:  Allowance for Discounts,
 Doubtful Accounts and Pending
 Credits                                      4,780,000             6,004,000
  Net Receivables                           $39,727,000           $38,217,000

 NOTE 4:  THE VARIOUS COMPONENTS OF INVENTORIES WERE AS FOLLOWS:

                                      FEBRUARY 28, 1997       AUGUST 31, 1996
  Raw Materials and Supplies               $ 54,695,000           $40,822,000
  Work in Process
  and Finished Goods                         50,470,000            41,630,000
                                           $105,165,000           $82,452,000
  Less:  LIFO Reserve                        12,009,000            12,009,000
  Net Inventories                          $ 93,156,000           $70,443,000

  NOTE 5: The accumulated depreciation on fixed assets was $175,960,000 as of February 28, 1997 and $164,983,000 as of August 31, 1996.

  NOTE 6:  A summary of long-term debt is as follows:
                                 FEBRUARY 28, 1997        AUGUST 31, 1996
  Bonds, Mortgages and
  Similar Debt                         $58,198,000           $52,744,000
  Capitalized Leases                       199,000               375,000
  Total Long Term Debt                 $58,397,000           $53,119,000

 NOTE 7:  Dividends per share were as follows:
                       THREE MONTHS ENDING

             February 28, 1997       February 29, 1996
                   $.125*                   $.110*

          * The company's Board of Directors meeting schedule resulted in the declaration of cash dividends of $.125 and $.110 per share in the three months ended February 28, 1997 and February 29, 1996, respectively.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*:

 RESULT OF OPERATIONS

 Net Sales

 Net sales for the quarter ended February 28, 1997 were $125,965,000, 2.0% below last year's second quarter sales of $128,590,000 due to lower average selling prices. Shipments totalled 99,600 tons, up 5.2% from last year's shipment level. For the first six months of fiscal 1997, net sales were $265,604,000, down 1.8% from the prior year as a result of lower selling prices, while shipments of 209,800 tons were 5.7% higher than the first half of fiscal 1995.

 Shipments at the company's Printing and Writing Division increased 1.6% in the second quarter, compared to a year ago. Market conditions in the company's printing and writing product lines softened during the second quarter of fiscal 1997, resulting in lower average selling prices compared to the first quarter of the year. Demand has gained some strength since the end of the second quarter as market conditions show signs of improvement in this sector of the company's business. At February 28, 1997, order backlog was at the same level as a year ago.

 Demand was strong for the company's technical specialty grades during the second quarter of fiscal 1997. Shipments were 11.5% ahead of a year ago, lead by strong demand for Rhinelander's pressure sensitive grades, where shipments were 29.1% better than last year. Rhinelander's order backlog at the end of the second quarter was essentially at the same level as a year ago.

 Gross Profit

 Gross profit for the three months ended February 28, 1997 was $23,396,000 or 18.6% of net sales, compared to $18,605,000 or 14.5% of net sales recorded in last year's second quarter. For the first half of fiscal 1997, gross profit was $49,736,000 or 18.7% of sales. Gross profit was $38,233,000 or 14.1% of net sales for the first six months of fiscal 1996. The increase in gross profit during the second quarter and first half of fiscal 1997, compared to the prior year, is due primarily to lower pulp prices and higher production levels.

 Market prices for pulp, the company's primary raw material, remained relatively flat during the second quarter of fiscal 1997. However, natural gas and other energy prices increased dramatically in the second quarter, resulting in a $1.8 million increase in energy costs compared to a year ago. Repairs at the Brokaw mill to two of its pulp mill digesters have taken longer than anticipated, which also negatively impacted second quarter gross margin as a result of curtailed pulp production. Repairs to both digesters are expected to be completed early in the third fiscal quarter and no further negative material impact on gross margin is anticipated.

 *  This discussion and analysis contains forward-looking statements.   See
    "Cautionary Statement" set forth in Item 5.

 The Printing and Writing Division operated at capacity during the second quarter of fiscal 1997. Paper mill production was 5% higher than last year due primarily to productivity increases from capital improvements. Inventory levels rose during the quarter as a result of the productivity increases and less than robust market demand. Rhinelander's paper machines also operated at capacity in the second quarter. Rhinelander production was 11% higher than a year ago primarily as a result of capital improvements, including a $42 million capacity expansion completed in fiscal 1996. Rhinelander's silicone coaters operated at approximately 76% of available machine time during the second quarter of fiscal 1997. Through the first half of the year, volume in the release-coated products area has grown 24% over the prior year, but is not yet sufficient to sustain full operation on the coaters. Paper inventory levels at Rhinelander remained essentially unchanged during the second quarter of fiscal 1997.

 Selling, Administrative and Research Expenses

 Selling, administrative and research expenses were $6,831,000 for the three months ended February 28, 1997 compared to $7,072,000 in last year's second quarter. Stock appreciation rights (SARs) and stock option income of $110,000 was recorded during the second quarter compared to expense of $175,000 recorded in last year's second quarter.

 For the six months ended February 28, 1997, selling, administrative and research expenses totalled $14,847,000 compared to $14,488,000 for the first half of fiscal 1995. SARs and stock option expense of $474,000 was incurred in the first half of fiscal 1997 compared to expense of $828,000 for the same period a year ago. Higher marketing and promotional costs are the main reason for the balance of the increase in spending compared to the previous year.

 Interest Income and Expense

 Interest income of $21,000 was recorded in the second quarter of fiscal 1997 compared to $159,000 for the same period a year ago. Interest income totalled $110,000 and $369,000 for the first six months of fiscal 1997 and fiscal 1996, respectively. The decrease in interest income in the second quarter and first six months of fiscal 1997 compared to the prior year is due to interest income on a declining balance of undistributed proceeds from a $19 million industrial development bond issuance in August 1995. The bond proceeds were fully disbursed in January 1997.

 For the three months ended February 28, 1997, interest expense was $649,000 compared to $713,000 in the second quarter of fiscal 1996. For the first six months of fiscal 1997, interest expense was $1,234,000 compared to $1,283,000 for the same period a year ago. Lower interest expense in the second quarter and first half of fiscal 1997 is due to lower average debt levels compared to the same periods a year ago. Capitalized interest recorded in the second quarter of fiscal 1997 was $56,000 compared to $289,000 in last year's second quarter. Capitalized interest was $198,000 and $672,000 for the first six months of fiscal 1997 and fiscal 1996, respectively. Higher capitalized interest in the fiscal 1996 periods was due to capital spending on major projects under construction a year ago.

 Income Taxes

 The income tax provision in the second quarter of fiscal 1997 was $6,050,000 for an effective tax rate of 38.0%. The effective tax rate in last year's second quarter was 38.5%. The income tax provision for the first six months of fiscal 1997 was $12,800,000 for an effective tax rate of 37.9% compared to an effective tax rate of 38.3% for the same fiscal 1996 period.

 Net Earnings

 Net earnings for the three months ended February 28, 1997 were $9,868,000 or $.27 per share compared to net earnings of $6,717,000 or $.18 per share for the three months ended February 29, 1996. Net earnings for the first half of fiscal 1996 were $20,982,000 or $.57 per share compared to net earnings of $14,022,000 or $.38 per share for the same period a year ago.

 CAPITAL RESOURCES AND LIQUIDITY

 Cash Provided by Operations

 Cash used in operations in the second quarter of fiscal 1997 was $6,127,000 compared to cash provided by operations of $7,894,000 in last year's second quarter. For the six months ended February 28, 1997, cash provided by operations was $13,675,000 compared to $26,364,000 for the first half of fiscal 1996. The decrease in cash provided by operations in the second quarter and first half of fiscal 1997, compared to the prior year, is due primarily to a substantial increase in inventories. A combination of strong production and somewhat soft market conditions resulted in a sizeable increase in paper inventories at the Printing and Writing Division. In addition, the company has taken advantage of opportunities to purchase pulp at attractive prices, substantially increasing pulp inventories. Digester repairs at the Brokaw mill have contributed to higher pulpwood inventories as well.

 Capital Expenditures

 Capital expenditures totalled $11,489,000 during the second quarter of fiscal 1997 compared to $14,089,000 for the same period last year. In the first half of fiscal 1997, capital expenditures were $21,723,000 compared to $31,405,000 a year ago.

 During the second quarter of fiscal 1997, a $6 million upgrade to the Brokaw mill's wood processing facility was completed. The total benefits of improved wood yield, increased process efficiencies and reduced operating costs will be realized once the digester repairs are completed and the pulp mill resumes full operation. At Rhinelander, work is nearing completion on the installation of an additional rewinder to support the silicone coater operation. Start-up is expected by the middle of the third fiscal quarter.

 Capital expenditures in fiscal 1997 are projected to be approximately $40 to $45 million.

 Financing

 Long-term debt increased $16,824,000 in the second quarter of fiscal 1997 to $58,397,000 due to working capital requirements. Long-term debt includes $15.0 million in notes to Prudential Insurance Company of America and its subsidiaries at a fixed rate of 6.03% and revolving credit agreement borrowings of $22.5 million at effective interest rates ranging from 5.55% to 5.69% at February 28, 1997. The company also had $1,500,000 in commercial paper outstanding at the end of the quarter with an effective interest rate of 5.60%. In addition, the company had $19.0 million in variable rate industrial development bonds with an interest rate of 3.60% at February 28, 1997.

 On February 11, 1997, the company announced the signing of a letter of intent to purchase substantially all the assets of Otis Specialty Papers, a subsidiary of Rexam Inc. for approximately $58 million. The company is in the process of amending its revolving credit facility in order to finance the Otis acquisition. The amended agreement will increase the revolving credit line from $40 million to $105 million and extend through March 29, 2001, at which time, or earlier at the company's option, the agreement will convert to a one-year term loan. Terms and conditions of the amended credit facility will remain essentially unchanged. For further information on the acquisition announcement, refer to Item 5 on Page 10.

 Cash provided by operations and the amended revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the Otis acquisition and planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or an additional acquisition.

 Common Stock Repurchase

 On June 30, 1994, the Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for the effect of stock splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. There have been no repurchases of company stock during the first six months of fiscal 1997.

 Dividends

 On December 16, 1996, the Board of Directors increased the quarterly cash dividend by 13.6%, from $.055 to $.0625 per share. The cash dividend was paid on January 10, 1997 to shareholders of record as of December 31, 1996.

 The Board of Directors, at the February 19, 1997 meeting, declared a quarterly cash dividend of $.0625 per share payable April 1, 1997 to shareholders of record on March 14, 1997.

                          PART II - OTHER INFORMATION


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

 The annual meeting of shareholders of the company was held on December 16, 1996.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

         MATTER                                                            SHARES
                                                                              Broker
 1. Election of Class II              For      Against   Withheld   Abstain  Non-Vote
    Directors

    (a)  Gary W. Freels           31,723,391     N/A     148,888      N/A       0



                                                                              Broker
 2. Approval of appointment of        For      Against   Withheld   Abstain  Non-Vote
    independent auditors for
    year ending August 31, 1997   31,765,102    28,961      N/A      78,216     0

 ITEM 5. OTHER INFORMATION

 OTIS SPECIALTY PAPERS ACQUISITION*

 On February 11, 1997, Wausau Paper Mills Company announced the signing of a letter of intent with Rexam Inc. to purchase substantially all of the assets of Otis Specialty Papers, a subsidiary of Rexam Inc. Otis Specialty Papers is a leading producer of quality technical specialty papers such as supercalendered kraft release base paper, thermal papers and other high performance papers. Located in Jay, Maine and employing 300 people, the Otis operation is capable of producing 70,000 tons per year on its two paper machines and supercalenders. Terms of the transaction call for a purchase price of $58 million, subject to certain adjustments on the date of closing.

 In the news release issued on February 11, 1997, Daniel D. King, President and Chief Executive Officer of Wausau Paper Mills Company commented on the transaction, "The acquisition of Otis Specialty Papers is an excellent fit with our Rhinelander Paper Company division adding over 40 percent to our technical paper making capacity. The Otis facility brings special manufacturing capabilities that will provide new product opportunities, production and scheduling efficiencies and geographical advantages to allow us to better serve our customers. Otis has a stellar reputation for supplying high quality products to the pressure sensitive and other technical markets. We look forward to working with the experienced and dedicated Otis work force and welcoming them to the Wausau Papers team. They will play a key role in the growth of our business."

 Mr. King added, "While the Otis acquisition is an outstanding addition to Rhinelander's specialty technical business, we continue to search for and evaluate similar acquisition opportunities for our printing and writing division so that we might accelerate revenue and earnings growth for this segment of our business as well."

 The acquisition is subject to a number of conditions including the completion of due diligence activities, approval by the Boards of Directors of a definitive purchase agreement and regulatory approvals. The waiting period under the Hart, Scott, Rodino Act 15 USC Section 18A, expired on March 23, 1997. The acquisition is expected to close by the end of April 1997.

 * This discussion contains forward-looking statements. See "Cautionary Statement" below.

 CAUTIONARY STATEMENT

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

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

                                                                 Incorporated
 (a)  Exhibits required by Item 601 of Regulation S-K            Exhibit<dagger>

      EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

      (a)  Articles of Incorporation, as amended
           December 21, 1995 ....................................     3(1)
      (b)  Bylaws, as restated July 17, 1992 ....................  3(b)(2)

      EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF
                  SECURITY HOLDERS

      (a)  Articles and Bylaws (see Exhibit 3)

      EXHIBIT 10 - MATERIAL CONTRACTS*

      (a)  Executive Officers' Deferred Compensation Retirement
           Plan, as amended 09/18/96 ........................... 10(a)(3)
      (b)  Incentive Compensation Plans, as amended 09/18/96
           (Printing and Writing Division and Rhinelander Paper
           Company, Inc.)  ..................................... 10(b)(3)
      (c)  Corporate Management Incentive Plan, as amended
           09/18/96 ............................................ 10(c)(3)
      (d)  1988 Stock Appreciation Rights Plan, as amended
           04/17/91 ............................................ 10(d)(3)
      (e)  1988 Management Incentive Plan, as amended 04/17/91 . 10(e)(3)
      (f)  1990 Stock Appreciation Rights Plan, as amended
           04/17/91 ............................................ 10(f)(3)
      (g)  Deferred Compensation Agreement dated 03/02/90,
           as amended 07/01/94 ................................. 10(h)(4)
      (h)  1991 Employee Stock Option Plan ..................... 10(h)(5)
      (i)  1991 Dividend Equivalent Plan ....................... 10(i)(5)
      (j)  Supplemental Retirement Benefit Plan dated 01/16/92,
           as amended 11/13/95 ................................. 10(6)
      (k)  Directors' Deferred Compensation Plan
      (l)  Director Retirement Benefit Policy .................. 10(o)(7)

      *All exhibits represent executive compensation plans and arrangements.

      EXHIBIT 21 - SUBSIDIARIES ................................ 22(7)

      EXHIBIT 27 - FINANCIAL DATA SCHEDULE

  <dagger>Where exhibit has been previously filed and is incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit numbers where such exhibit can be found in the following reports of the company(Commission File No. 0-7574) filed with the Securities and Exchange
  Commission:

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

 (6) Registrant's quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.
  (7) Registrant's annual report on Form 10-K for the fiscal year ended August 31, 1993.

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


     WAUSAU PAPER MILLS COMPANY

     Registrant

     By:  STEVEN A. SCHMIDT
          Steven A. Schmidt
          Vice President Finance, Secretary
          and Treasurer

     (Principal Financial Officer)



     Date:  April 11, 1997

                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q
                                     OF
                         WAUSAU PAPER MILLS COMPANY
                   FOR THE PERIOD ENDED FEBRUARY 28, 1997
                Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section>232.102(d))


 EXHIBIT 10 - MATERIAL CONTRACTS*

 (k)  Directors' Deferred Compensation Plan

 EXHIBIT 27 - FINANCIAL DATA SCHEDULE

      *Executive compensation plan or arrangement