Form 10-Q
period 1997-05-31
WAUSAU PAPER MILLS CO
filed 1997-07-14
CIK 105076

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MAY 31, 1997

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

                                       X
                                 Yes _____    No _____

 The number of common shares outstanding at June 30, 1997 was 36,514,972.

                         WAUSAU PAPER MILLS COMPANY

                              AND SUBSIDIARIES

                                    INDEX

                                                          PAGE NO.

 PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of                      1
               Income Three and Nine Months Ended
               May 31, 1997 (unaudited) and
               May 31, 1996 (unaudited)

               Condensed Consolidated Balance                  2
               Sheets May 31, 1997 (unaudited)
               and August 31, 1996 (derived from
               audited financial statements)

               Condensed Consolidated Statements               3
               of Cash Flows Nine Months
               Ended May 31, 1997 (unaudited) and
               May 31, 1996 (unaudited)

               Notes to Condensed Consolidated                 4 - 5
               Financial Statements

      Item 2.  Management's Discussion and                     6 - 9
               Analysis of Financial Condition
               and Results of Operations


 PART II. OTHER INFORMATION

      Item 5.  Other Information                               10

      Item 6.  Exhibits and Reports on Form 8-K                11 - 12

                       PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau Paper Mills Company and Subsidiaries
 (Dollars in thousands, except           For the Three Months         For the Nine Months
 per share data - unaudited)                 Ended May 31                Ended May 31
                                         1997            1996        1997            1996
 Net Sales                           $  143,555   $   139,446   $   409,159   $   409,940
   Cost of products sold                111,819       108,398       327,687       340,659
 GROSS PROFIT                            31,736        31,048        81,472        69,281
   Selling, administrative and
    research expenses                     7,951         7,267        22,798        21,755
 OPERATING PROFIT                        23,785        23,781        58,674        47,526
   Interest income                           27           114           137           483
   Interest expense                        (957)         (799)       (2,191)       (2,082)
   Other income (expense)                    46          (202)           63          (311)
 EARNINGS BEFORE INCOME TAXES            22,901        22,894        56,683        45,616
   Provision for income taxes             8,450         8,800        21,250        17,500
 NET EARNINGS                       $    14,451   $    14,094   $    35,433   $    28,116
 NET EARNINGS PER COMMON SHARE      $       .40   $       .38   $       .97   $       .76
 WEIGHTED AVERAGE NUMBER OF SHARES   36,515,000    36,867,000    36,514,000    36,843,000

 CONSOLIDATED BALANCE SHEETS
 Wausau Paper Mills Company and Subsidiaries
(Dollars in thousands)                        May 31         August 31
                                               1997*            1996*
ASSETS
Current Assets
  Cash and cash equivalents                 $   4,076        $   2,372
  Accounts and notes receivable                47,828           38,217
  Inventories                                  92,709           70,443
  Other current assets                          9,370            8,208

Total current assets                          153,983          119,240
Property, plant and equipment                 384,094          330,536
Other assets                                   13,552           17,252

TOTAL ASSETS                                $ 551,629        $ 467,028


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt      $   6,352        $   6,340
  Accounts payable                             27,491           26,307
  Accrued and other liabilities                28,127           23,496
  Accrued income taxes                                           2,910
Total current liabilities                      61,970           59,053

LONG-TERM LIABILITIES
  Long-term debt                               98,862           53,119
  Deferred income taxes                        49,251           43,469
  Other liabilities                            48,177           46,676

Total long-term liabilities                   196,290          143,264
Total shareholders' equity                    293,369          264,711

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 551,629        $ 467,028

 * The consolidated balance sheet at May 31, 1997 is unaudited. The August 31, 1996 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Wausau Paper Mills Company and Subsidiaries
 (Dollars in thousands - unaudited)                For the Nine Months
                                                      Ended May 31
                                               1997                  1996
 Operating Activities:
 Net earnings                               $  35,433             $  28,116
 Noncash items:
   Provision for depreciation, depletion
    and amortization                           19,269                17,167
   Deferred income taxes                        5,782                 4,502
 Changes in operating assets and
   liabilities:
   Receivables                                 (1,284)                 (545)
   Inventories                                (18,042)               (4,513)
   Other assets                                (1,168)                   87
   Accounts payable and other liabilities       3,885                 6,900
   Accrued income taxes                        (2,910)                   82
 NET CASH PROVIDED BY OPERATING ACTIVITIES     40,965                51,796
 Investing Activities:
 Capital expenditures                         (29,263)              (50,797)
 Acquisition of Otis Specialty Papers         (55,147)
 Proceeds from property, plant and
   equipment disposals                             14                    61
 Net cash distributed from funds
   restricted for capital additions             3,844                 8,506
 NET CASH USED IN INVESTING ACTIVITIES        (80,552)              (42,230)
 Financing Activities:
 Net Borrowings (repayments) under
   revolving credit facility                   51,085                (1,500)
 Repayments of long-term debt                  (3,254)               (3,380)
 Dividends paid                                (6,572)               (5,909)
 Proceeds from stock option exercises              32                   297
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                        41,291               (10,492)
 Net increase (decrease) in cash and
   cash equivalents                             1,704                  (926)
 Cash and cash equivalents at beginning
   of year                                      2,372                 2,347
 CASH AND CASH EQUIVALENTS AT END OF
   QUARTER                                  $   4,076             $   1,421
 Supplemental Information:
 Interest paid (net of amount
   capitalized)                             $   2,027             $   2,025
 Income taxes paid                             19,238                12,956

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

 Note 2: Selling, administrative and research expenses include stock appreciation rights (SARs) and stock option income of $219,000 or less than $.01 per share for the quarter ended May 31, 1997 and $79,000 or less than $.01 per share for the quarter ended May 31, 1996. For the nine months ended May 31, 1997, SARs and stock option expense was $255,000 or less than $.01 per share compared to $749,000 or $.01 per share for the nine months ended May 31, 1996.

 Note 3: Accounts receivable consisted of the following:
                                         MAY 31, 1997       AUGUST 31, 1996
  Customer Accounts                      $47,548,000          $42,818,000
  Misc. Notes and Accounts
  Receivable                               5,312,000            1,403,000
                                         $52,860,000          $44,221,000

  Less:  Allowance for Discounts,
  Doubtful Accounts and Pending
  Credits                                  5,032,000            6,004,000
  Net Receivables                        $47,828,000          $38,217,000

 NOTE 4: THE VARIOUS COMPONENTS OF INVENTORIES WERE AS FOLLOWS:
                                         MAY 31, 1997       AUGUST 31, 1996
  Raw Materials and Supplies            $ 50,797,000          $40,822,000
  Work in Process
  and Finished Goods                      53,141,000           41,630,000
                                        $103,938,000          $82,452,000
  Less:  LIFO Reserve                     11,229,000           12,009,000
  Net Inventories                       $ 92,709,000          $70,443,000

 NOTE 5: THE ACCUMULATED DEPRECIATION ON FIXED ASSETS WAS $182,262,000 AS OF MAY 31, 1997 AND $164,983,000 AS OF AUGUST 31, 1996.

 NOTE 6: A SUMMARY OF LONG-TERM DEBT IS AS FOLLOWS:

                                                MAY 31, 1997    AUGUST 31, 1996
  Bonds, Mortgages and
    Similar Debt                                 $98,753,000      $52,744,000
  Capitalized Leases                                 109,000          375,000
  Total Long Term Debt                           $98,862,000      $53,119,000

 NOTE 7: DIVIDENDS PER SHARE WERE AS FOLLOWS:
              THREE MONTHS ENDING             THREE MONTHS ENDING
      May 31, 1997        May 31, 1996   May 31 1997       May 31, 1996
        $.0625                $.055        $.1875              $.165

         THE COMPANY'S BOARD OF DIRECTORS MEETING SCHEDULE RESULTED IN THE DECLARATION OF CASH DIVIDENDS OF $.0625 AND $.055 PER SHARE IN
         THE THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996, RESPECTIVELY.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*:

 RESULT OF OPERATIONS

 Net Sales

 For the three months ended May 31, 1997, net sales were a record $143,555,000 or 2.9% ahead of last year's third quarter net sales of $139,446,000. Selling prices for the company's products declined from a year ago due to weaker paper market conditions. Shipments of 116,700 tons were also an all time quarterly record and were 9.2% better than a year ago. For the first nine months of fiscal 1997, net sales were $409,159,000, down .2% from a year ago as a result of lower average selling prices, while shipments of 326,500 tons were 6.9% better than last year. Fiscal 1997 results include twenty days of contribution from the May 12, 1997 acquisition of Otis Specialty Papers, located in Jay, Maine, from Rexam Inc. Wausau Papers has combined the Otis and Rhinelander mills to create its newly formed Technical Specialty Division. For further information on the Otis acquisition, refer to Item 5.

 Third quarter shipments at the Printing and Writing Division rose 3.8% over the prior year. Market conditions improved slightly during the third quarter of fiscal 1997 compared to the previous quarter, however, paper prices continued to remain under pressure during the quarter. At May 31, 1997, order backlog was at a historically strong level, but slightly lower than a year ago.

 Shipments at the company's Technical Specialty Division were 20.2% higher than last year's third quarter due to strong demand and the additional shipments from the Otis mill. Shipments of the division's pressure sensitive grades were 34.7% ahead of a year ago. Paper prices for the company's technical specialty grades remained relatively stable during the third quarter of fiscal 1997. Order backlog at May 31, 1997 was higher than a year ago due to strong customer demand and the addition of the Otis mill.

 Early in the fourth quarter of fiscal 1997, the company announced the opening of a regional sales office in Singapore. The new office will be used to service existing business in the Far East, as well as to pursue new business opportunities for the company's Printing and Writing and Technical Specialty Divisions. For further information regarding the Singapore sales office, refer to Item 5.

 Gross Profit

 Fiscal 1997 third quarter gross profit was $31,736,000 or 22.1% of net sales compared to gross profit of $31,048,000 or 22.3% of net sales last year. During the third quarter, the benefit of higher production levels was offset primarily by lower average selling prices, compared to the prior year, resulting in a decrease in the gross profit percent for the period. For the nine months ended May 31, 1997, gross profit was $81,472,000 or 19.9% of net sales compared to $69,281,000 or 16.9% of net sales a year ago. Higher production levels and lower pulp costs, offset partially by lower paper selling prices, were the primary factors for the increase in gross profit for the first three quarters of fiscal 1997 compared to the prior year.

 *  This discussion and analysis contains forward-looking statements.  See
    Item 5

 Market prices for pulp, the company's primary raw material, remained relatively stable during the third quarter of fiscal 1997. Pulp prices did increase modestly in May and June and additional pulp price increases have been announced for July, however, it is yet unclear whether there is sufficient market strength to support the July announcement. Natural gas and other energy prices, which rose dramatically during the second quarter of fiscal 1997, returned to more normal historical levels during the third quarter.

 All four of the company's paper mills operated at capacity during the third quarter of fiscal 1997. Paper mill production at the Printing and Writing Division was 7% higher than a year ago, resulting primarily from capital improvement related productivity gains. Repairs to two pulp digesters were completed during the third quarter, enabling the Brokaw pulp mill to return to full operation. Printing and writing paper inventories decreased during the third quarter of fiscal 1997 due to the company's intent to reduce inventories by accepting more commodity manufacturing business. Third quarter paper mill production at the Technical Specialty Division increased 26% compared to a year ago primarily due to increased production at Rhinelander, as a result of capital improvements, and the benefit of twenty days of operation at the Otis mill. Rhinelander's silicone coaters operated at approximately 78% of available machine time during the third quarter of fiscal 1997. Although shipments of release-coated products have increased 7.9% through the first nine months of fiscal 1997, compared to a year ago, business volume is not yet strong enough to maintain full operations on the coaters. Paper inventory levels at the Technical Specialty Division rose during the third quarter of fiscal 1997, primarily due to the addition of the Otis mill and strong production at the Rhinelander mill.

 Selling, Administrative and Research Expenses

 Selling, administrative and research expenses were $7,951,000 in the third quarter of fiscal 1997, compared to $7,267,000 for the prior year. Stock appreciation rights (SARs) and stock option discount income was $219,000 and $79,000 in the third quarter of fiscal 1997 and fiscal 1996, respectively. For the nine months ended May 31, 1997, selling, administrative and research expenses were $22,798,000 compared to $21,755,000 for the same fiscal 1996 period. SARs and stock option discount expense was $255,000 in the first three quarters of fiscal 1997 compared to $749,000 a year ago. Higher marketing and promotional expenses along with the addition of the Otis mill are the primary reasons for the higher costs in the fiscal 1997 periods compared to last year.

 Interest Income and Expense

 Interest income in the third quarter of fiscal 1997 was $27,000 compared to $114,000 a year ago. Interest income was $137,000 and $483,000 for the first nine months of fiscal 1997 and fiscal 1996, respectively. Higher interest income for both fiscal 1996 periods is primarily due to interest income on a declining balance of undistributed proceeds from a $19 million industrial development bond issue in August 1995. In January 1997, the bond proceeds were fully disbursed.

 Interest expense was $957,000 in the three months ended May 31, 1997 compared to $799,000 for the same period a year ago. For the nine months ended May 31, 1997, interest expense was $2,191,000 compared to $2,082,000 last year. There was no capitalized interest recorded in the third quarter of fiscal 1997 compared to $118,000 last year. Capitalized interest was $198,000 for the first nine months of fiscal 1997 compared to $790,000 for the same fiscal 1996 period. Capitalized interest was higher in the fiscal 1996 periods due to several major projects under construction last year which were completed by fiscal 1997. Lower interest expense in the first nine months of fiscal 1997 is due to lower average debt levels compared to a year ago.
 Income Taxes

 The income tax provision for the three months ended May 31, 1997 was $8,450,000 for an effective tax rate of 36.9%. The effective tax rate for the same period a year ago was 38.4%. The reduction in the effective tax rate in the third quarter of fiscal 1997 is due primarily to a decrease in the ratio of non-deductible items to income as a result of increased earnings, and state tax apportionment changes. The income tax provision for the first nine months of fiscal 1997 was $21,250,000 for an effective tax rate of 37.5% compared to an effective tax rate of 38.4% in fiscal 1996.

 Net Earnings

 Fiscal 1997 third quarter net earnings were $14,451,000 or $.40 per share compared to net earnings of $14,094,000 or $.38 per share a year ago. For the nine months ended May 31, net earnings were $35,433,000 or $.97 per share in fiscal 1997 compared to net earnings of $28,116,000 or $.76 per share in fiscal 1996.

 Cash Provided by Operations

 Cash provided by operations was $27,290,000 in the third quarter of fiscal 1997 compared to $25,432,000 for the same period a year ago. The improvement in cash provided by operations over the prior year is due primarily to a decrease in inventories compared to a slight inventory increase last year.
 For the first nine months of fiscal 1997, cash provided by operations was $40,965,000 compared to $51,796,000 last year. The decrease in cash provided by operations is due mainly to a combination of strong production and moderate market conditions at the Printing and Writing Division, resulting in an increase in paper inventories at this division. In addition, the company took advantage of opportunities to purchase pulp at attractive prices, leading to increased pulp inventories. Pulpwood inventories are also higher than a year ago as a result of extensive digester repairs at the Brokaw mill.

 Capital Expenditures

 Capital expenditures totaled $7,540,000 million for the three months ended May 31, 1997 compared to $19,392,000 last year. During the first nine months of fiscal 1997, capital expenditures were $29,263,000 compared to $50,797,000 for the same period a year ago. Capital expenditures were higher a year ago due to a $42 million capacity expansion at the Rhinelander mill which was implemented in the second and third quarters of fiscal 1996. Capital expenditures exclude $55,147,000 for the acquisition of Otis Specialty Papers on May 12, 1997. For further information regarding the Otis acquisition, refer to Item 5.

 During the third quarter of fiscal 1997, work was completed on the installation of an additional rewinder at the Rhinelander mill to support its silicone coating operation. Also during the third quarter, $9.4 million was approved by the company's Board of Directors for a new digester and process upgrade for the Brokaw pulp mill. This project will increase pulp production capacity by approximately 15%, improve pulp quality and reduce operating costs. The new digester and process upgrade are expected to be completed in the fourth quarter of fiscal 1998.

 Fiscal 1997 capital expenditures are projected to be approximately $40 million, excluding the acquisition of Otis Specialty Papers.

 Financing

 During the three months ended May 31, 1997, long-term debt increased $40.5 million due primarily to the acquisition of Otis Specialty Papers on May 12, 1997. Long-term debt at the end of third quarter of fiscal 1997 consisted primarily of $51.5 million outstanding under the company's revolving credit facility with effective interest rates ranging from 5.88% to 6.00% and $15.0 million in notes to Prudential Insurance Company of America and its subsidiaries at a fixed rate of 6.03%. The company also had $19.0 million in variable rate development bonds with an interest rate of 4.15% at the end of the quarter along with $13.1 million in commercial paper with effective interest rates ranging from 5.88% to 5.97%.

 On May 8, 1997, the company amended its revolving credit facility with its four banks in order to finance the acquisition of Otis Specialty Papers. The amended agreement increased the company's revolving credit line from $40 million to $105 million, extending through March 29, 2001 at which time, or earlier at the company's option, the agreement converts to a one-year term loan. Other terms and conditions of the amended credit facility remained essentially unchanged.

 Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or another acquisition.

 Common Stock Repurchase

 On June 30, 1994, the company's Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. There have been no repurchases of company stock during the first nine months of fiscal 1997.

 Dividends

 The Board of Directors declared a quarterly cash dividend of $.0625 per share payable July 1, 1997 to shareholders of record on June 13, 1997.

 ITEM 5. OTHER INFORMATION

 OTIS SPECIALTY PAPERS ACQUISITION{*}

 On May 12, 1997, Wausau Paper Mills Company completed the purchase of the assets and business of Otis Specialty Papers from Rexam Inc. The acquisition, which was initially announced on February 11, 1997 when a letter of intent was signed, expands Wausau Papers' technical specialty business by 70,000 tons per year. The Otis mill, located in Jay, Maine, consists of two paper machines and supercalenders and produces high quality supercalendered kraft release paper, thermal paper and other high performance papers. The purchase price was approximately $58 million, subject to certain post closing adjustments.

 In the news release issued on May 12, 1997, Daniel D. King, President and Chief Executive Officer of Wausau Paper Mills Company commented on the transaction, "We are very excited about the many opportunities the Otis Specialty Papers acquisition brings to Wausau Papers. This high quality business, facility and workforce will provide the capacity, expertise, manufacturing efficiencies and new product opportunities to better serve the technical specialty marketplace. The acquisition will play an important part in our strategy of accelerating revenue and earnings growth for the technical specialty segment of our business."

 SINGAPORE SALES OFFICE{*}

 On June 9, 1997, the company announced the opening of a regional sales office in Singapore. The Singapore office will be managed by Mr. Clint Beutelschies, Regional Director, Asia Pacific. Mr. Beutelschies will be responsible for servicing the existing business in the Far East, as well as pursuing new business opportunities and relationships for both the Technical Specialty and Printing and Writing Divisions of Wausau Papers.

 In the June 9, 1997 news release issued, Daniel D. King, President and Chief Executive Officer of Wausau Paper Mills Company stated, "The establishment of a Singapore office underscores the commitment Wausau Papers has made to be a global business partner for its customers. We are very excited about the opportunities available in the Asia Pacific region for Wausau Papers' specialty products. I am optimistic that our physical presence in Asia will produce outstanding growth results."

 {*} These discussions contains forward-looking statements. See "Cautionary Statement" below.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

 (a) Exhibits required by Item 601 of Regulation S-K

                                                            Incorporated
     EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS      Exhibit<dagger>


     (a)  Articles of Incorporation, as amended
          December 21, 1995. . . . . . . . . . . . . . . . . .     3(1)
     (b)  Bylaws, as restated July 17, 1992  . . . . . . . . .  3(b)(2)

     EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF
                 SECURITY HOLDERS

     (a) Articles and Bylaws (see Exhibit 3)

     EXHIBIT 10 - MATERIAL CONTRACTS*

     (a) Executive Officers' Deferred Compensation
         Retirement Plan, as amended 09/18/96  . . . . . . . . 10(a)(3)
     (b) Incentive Compensation Plans, as amended
         09/18/96 (Printing and Writing Division
         and Rhinelander Paper Company, Inc.)  . . . . . . . . 10(b)(3)
     (c) Corporate Management Incentive Plan, as
         amended 09/18/96  . . . . . . . . . . . . . . . . . . 10(c)(3)
     (d) 1988 Stock Appreciation Rights Plan, as amended
         04/17/91  . . . . . . . . . . . . . . . . . . . . . . 10(d)(3)
     (e) 1988 Management Incentive Plan, as amended 04/17/91 . 10(e)(3)
     (f) 1990 Stock Appreciation Rights Plan, as amended
         04/17/91  . . . . . . . . . . . . . . . . . . . . . . 10(f)(3)
     (g) Deferred Compensation Agreement dated 03/02/90,
         as amended 07/01/94 . . . . . . . . . . . . . . . . . 10(h)(4)
     (h) 1991 Employee Stock Option Plan . . . . . . . . . . . 10(h)(5)
     (i) 1991 Dividend Equivalent Plan . . . . . . . . . . . . 10(i)(5)
     (j) Supplemental Retirement Benefit Plan dated
         01/16/92, as amended 11/13/95 . . . . . . . . . . . .    10(6)
     (k) Directors' Deferred Compensation Plan
     (l) Director Retirement Benefit Policy  . . . . . . . . . 10(o)(7)

         *All exhibits represent executive compensation plans and arrangements.

     EXHIBIT 21 - SUBSIDIARIES . . . . . . . . . . . . . . . .    22(7)

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

   (b) Reports on Form 8-K

       Registrant filed a Form 8-K with respect to the Otis acquisition described herein. The report was dated May 12, 1997 and filed with the Commission on May 15, 1997.

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


    WAUSAU PAPER MILLS COMPANY

    Registrant

    By:  STEVEN A. SCHMIDT
         Steven A. Schmidt
         Vice President Finance,
           Secretary and Treasurer

    (Principal Financial Officer)



    Date:  July 11, 1997

                              EXHIBIT INDEX
                                   TO
                                FORM 10-Q
                                   OF
                       WAUSAU PAPER MILLS COMPANY
                   FOR THE PERIOD ENDED MAY 31, 1997
              Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. <section>232.102(d))


 EXHIBIT 27 - FINANCIAL DATA SCHEDULE