Form 10-Q/A
period 1997-05-31
WAUSAU PAPER MILLS CO
filed 1997-07-28
CIK 105076

FORM 10-Q/A
                           Amendment No. 1

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

NOTE 8: The financial statements reported herein include the net sales, operating profit and net earnings of Otis Specialty Papers from the date of purchase on May 12, 1997 to May 31, 1997 for the quarterly and year-to-date information. The following table presents unaudited pro forma condensed results of operations for the periods indicated as if the acquisition of Otis Specialty Papers were completed at the beginning of the period:

                                    Three Months Ended May 31,   Nine Months Ended May 31,

                                          1997         1996           1997         1996
         Net Sales                      $161,623     $160,454       $470,667     $465,136

         Operating Profit               $ 25,998     $ 25,745       $ 64,278     $ 48,021

         Net Earnings                   $ 15,445     $ 14,814       $ 37,542     $ 27,114

         Net Earnings Per Common Share  $   0.42     $   0.40       $   1.03     $   0.74

         The unaudited pro forma financial information includes certain assumptions or adjustments, not material in amount, which the company believes are necessary to fairly present such information. Historical costs representing the seller's corporate allocations, interest expense, and one-time expenses related to the sale of Otis Specialty Papers are included in the pro forma information and are not necessarily representative of what such costs will be following the acquisition of Otis by the company. The pro forma information does not purport to represent what the company's results of operations would actually have been if this transaction had occurred at the beginning of the earliest period presented.

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


    WAUSAU PAPER MILLS COMPANY

    Registrant

    By:  STEVEN A. SCHMIDT
         Steven A. Schmidt
         Vice President Finance,
           Secretary and Treasurer

    (Principal Financial Officer)



    Date:  July 23, 1997

                              EXHIBIT INDEX
                                   TO
                                FORM 10-Q/A
                                   OF
                       WAUSAU PAPER MILLS COMPANY
                   FOR THE PERIOD ENDED MAY 31, 1997
              Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. <section>232.102(d))


 EXHIBIT 27 - FINANCIAL DATA SCHEDULE