Form 10-K
period 1997-08-31
WAUSAU PAPER MILLS CO
filed 1997-11-03
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-K

    (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended August 31, 1997
      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this Form 10-K.   [ X ]

 As of October 1, 1997, the aggregate market value of the common stock shares held by non-affiliates was approximately $597,422,000.

 The number of common shares outstanding at October 1, 1997 was 36,514,972.

                   DOCUMENTS INCORPORATED BY REFERENCE
                  Proxy Statement for use in connection
                with 1997 annual meeting of shareholders
                 (to the extent noted herein); Part III

                             TABLE OF CONTENTS
                                                                 Page


 PART I

 Item 1.  Business                                                 1
 Item 2.  Properties                                               7
 Item 3.  Legal Proceedings                                        8
 Item 4.  Submission of Matters to a Vote of Security Holders      8

 PART II

 Item 5.  Market for the Registrant's Common Stock and Related
               Stockholder Matters                                 8
 Item 6.  Selected Financial Data                                  9
 Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                10
 Item 8.  Financial Statements and Supplementary Data             17
 Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures               40

 PART III

 Item 10. Directors and Executive Officers of the Registrant      40
 Item 11. Executive Compensation                                  40
 Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                     40
 Item 13. Certain Relationships and Related Transactions          40

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                41
          Schedule II - Valuation and Qualifying Accounts         43

                                  PART I


 Item 1.  BUSINESS.

 NATURE OF THE BUSINESS

 The company, incorporated in 1899 under the laws of the State of Wisconsin, manufactures and sells paper. The company is organized into a small corporate staff consisting of principal executive officers and two operating divisions: the Printing and Writing Division, consisting of a paper and pulp mill in Brokaw, Wisconsin and Wausau Papers of New Hampshire, Inc., a wholly-owned subsidiary which operates a paper mill in Groveton, New Hampshire; and the Technical Specialty Division, which consists of Rhinelander Paper Company, Inc., a wholly-owned subsidiary operating a paper mill in Rhinelander, Wisconsin, and Wausau Papers Otis Mill, Inc., a wholly-owned subsidiary which operates a paper mill in Jay, Maine. Unless stated otherwise, the terms "company" and "Wausau Papers" mean Wausau Paper Mills Company. The company's executive offices are located in Wausau, Wisconsin.

 The company's export sales are administered through Wausau Papers International, Inc., a wholly-owned subsidiary which acts as a foreign sales corporation (FSC).

 On August 24, 1997, Wausau Paper Mills Company, Mosinee Paper Corporation ("Mosinee") and WPM Holdings, Inc., a wholly-owned subsidiary of the company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will be merged with and into Mosinee (the "Merger") with Mosinee being the surviving corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of the company and Mosinee, each outstanding share of Mosinee common stock will be converted into the right to receive 1.4 shares of Wausau common stock, with cash paid in lieu of fractional shares. The Merger, which is subject to approval by the shareholders of both the company and Mosinee, regulatory approval and other customary conditions, will be accounted for as a pooling of interests and is expected to close by the end of calendar 1997.

 Mosinee manufactures, converts and sells paper products. Mosinee, one of the nation's largest producers of masking tape base, manufactures a broad range of highly engineered paper products. These include high-performance industrial papers chemically treated for wet strength, flame retardancy, anti-static, corrosion or grease resistance for various industries, such as automotive, housing, and food processing, as well as other specialty grades of paper, including decorative laminate papers, deep color tissue used in napkin and tablecloth stock and colored school construction paper. Other major products and processes include wax-laminate roll wrap, custom coating, laminating and converting. In addition, Mosinee produces "away-from-home" towel and tissue products from recycled material under Bay West's EcoSoft(tm) brand which are used in the washrooms of theme parks, hospitals, hotels, office buildings, factories, schools and restaurants nationwide. Mosinee had revenues of $314.5 million and net income of $26.9 million in 1996 and revenues of $163.5 million and net income of $16.2 million for the six months ended June 30, 1997.

 This report on Form 10-K does not reflect any effect the proposed merger with Mosinee may have on the company.

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

 The Printing and Writing Division was formed in 1993 by combining the operations of the company's Brokaw Division and the manufacturing facility at Groveton, New Hampshire. The Groveton facility was purchased in April 1993, by the company's wholly-owned subsidiary Wausau Papers of New Hampshire, Inc.

 TECHNICAL SPECIALTY DIVISION

 The Technical Specialty Division manufactures lightweight, dense, technical specialty papers, which are primarily sold directly to converters and end users throughout the United States. International markets for the division's products include Canada, the Pacific Rim, Europe, Mexico and Central and South America. Typical end uses for these papers are pressure sensitive products, silicone coated products, medical packaging, food packaging, multiple laminated products, electrographics and imaging papers. Small volumes of yeast and lignosulfonates are also manufactured. These products are sold for use as food additives, pet food ingredients and for other end uses.

 The Technical Specialty Division was created in 1997 by combining the operations of the company's Rhinelander Division and the company's mill at Jay, Maine (the "Otis mill"). The assets and business of the Otis mill were acquired on May 12, 1997 by the company's newly formed wholly-owned subsidiary, Wausau Papers Otis Mill, Inc. This purchase expanded the company's technical specialty manufacturing capacity by 70,000 tons per year.

 EXPORT SALES

 Wausau Papers International, Inc. has been the commissioned sales agent for the export sales of the company since September 1, 1992. Wausau Papers International, Inc. has elected to be treated as a FSC for federal income tax purposes.

 On June 9, 1997, the company opened a regional sales office in Singapore. The Singapore office is used to service existing business in the Far East, as well as to pursue new business opportunities and relationships for both the Technical Specialty and Printing and Writing divisions.

 RAW MATERIALS

 Pulp is the basic raw material for paper production. Approximately 60% of the pulp consumed by the Brokaw mill is manufactured internally from aspen, which is in abundant supply. The remaining 40% of required pulp at Brokaw and all of the required pulp at the Rhinelander, Groveton and Otis mills is purchased from pulp mills throughout the United States and Canada. Market pulp is in adequate supply and readily obtained from both domestic and foreign sources. The company may purchase small quantities of its pulp using futures contracts as a hedge against anticipated pulp price increases.

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

 ENERGY

 The company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at company operated facilities. The Brokaw mill operates a power plant which provides all of its steam requirements. The power plant is fueled by natural gas, which is in adequate supply, with fuel oil as an alternate energy source. The Brokaw mill purchases 100% of its electrical requirements from a public utility company. The Groveton and Otis mills operate power plants which provide 100% of the mills' steam requirements and a portion of their electrical needs. The power plants at both the Groveton and Otis mills operate on fuel oil which is in adequate supply. The Rhinelander mill maintains a power plant, fueled by coal and natural gas, capable of generating the mill's steam needs and nearly half of its electrical needs. The Rhinelander, Groveton and Otis mills purchase approximately 65%, 70% and 91% of their electrical needs, respectively, from public utility companies. The company generally purchases natural gas and fuel oil on a contract basis at prevailing market prices. Some natural gas and fuel oil purchase contracts may provide for variable prices or contain caps on prices of natural gas to be delivered at future dates.

 In July 1996, the company signed a natural gas transportation agreement with the Portland Natural Gas Transmission System (PNGTS). Under the terms of the long-term agreement, PNGTS will construct necessary gas supply and delivery equipment to the company's Groveton, New Hampshire mill thereby assuring natural gas delivery at market rates. The Groveton mill will be responsible for specified delivery charges under the terms of the contract. The company is progressing on schedule to begin transportation of natural gas to the Groveton mill in fiscal 1999. Capital improvements to the Groveton mill's power plant will be required to take advantage of this agreement. A reduction in the mill's energy costs is expected from the use of natural gas as an energy source instead of fuel oil.

 PATENTS AND TRADEMARKS

 The company develops and files trademarks and patents, as appropriate. The company does not own or hold material licenses, franchises or concessions.
 SEASONAL NATURE OF BUSINESS

 The markets for some of the grades of paper produced by the company tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, the company generally experiences lower sales in the second fiscal quarter, in comparison to the rest of the year, primarily due to downtime typically taken by its converting customers during the holiday season and a general slowing of business activity at that time of year.

 WORKING CAPITAL

 As is customary in the paper industry, the company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers. The company will occasionally carry higher than normal quantities of pulp in anticipation of rising pulp prices.

 MAJOR CUSTOMERS

 Avery Dennison Corporation and ResourceNet International, a division of International Paper Company, accounted for 13.9% and 10.9% of consolidated net sales, respectively, in fiscal 1997. The loss of either customer would have an initial material adverse effect on the company; however, the company believes that, in the long-term, satisfactory alternative marketing arrangements could be made.

 BACKLOG

 The company's order backlog at August 31, 1997 amounted to $32,969,000, or over 2 weeks of operation. This is 29% higher on a tonnage basis than the backlog of orders of $26,749,000 or just over 2 weeks of operation at August 31, 1996. The backlog increase is due primarily to additional volume associated with the addition of the Otis mill.

 Backlog totals do not accurately represent the strength of the company's business activity as a significant volume of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the company's backlog totals. The entire backlog at August 31, 1997 is expected to be shipped during fiscal 1998.

 COMPETITIVE CONDITIONS

 The company competes in different markets within the paper industry. Each of its two divisions serves distinct market niches. The Printing and Writing Division produces fine printing and writing papers, of which over 60% are colored papers. Fine printing and writing sales are estimated to be less than 3% of the total market. The division's competitors range from small to large paper manufacturers and represent many different product lines. The division distributes its products primarily through paper wholesalers. The Technical Specialty Division produces technical specialty papers and is a leader in its markets. Market position varies by product segment and, thus, competition also includes small to large paper manufacturers. The Technical Specialty Division sells most of its products directly to converters and end users. The various markets for the products of the company are highly competitive, with competition based on service, quality and price.

 RESEARCH AND DEVELOPMENT

 Expenditures for product development were approximately $1,503,000 in 1997, $1,381,000 in 1996 and $1,219,000 in 1995.

 ENVIRONMENT
 Wausau Papers has a strong commitment to protecting the environment. Like its competitors in the paper industry, the company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. For example, the $14 million rebuild and expansion of the wastewater treatment plant at the Brokaw mill was completed in fiscal 1997. The company estimates that its capital expenditures for environmental purposes will be less than $2 million in fiscal 1998.

 The company has not been identified as a potentially responsible party at any site designated for remedial action under the federal Superfund law. The company is required to monitor conditions relative to its past waste disposal activities and may be required to take remedial action if conditions are discovered which warrant such action.

 The United States Environmental Protection Agency (EPA) has published draft rules under the Clean Water Act and the Clean Air Act which would impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, when finally promulgated, are expected to require compliance within three years after the date of adoption. Final promulgation of the rules for "paper grade sulfite" mills (which would include the Brokaw mill) is currently projected for late 1997. One major aspect of the proposed new regulations may require the company to adopt Total Chlorine Free (TCF) technology for the pulp bleaching operations at the Brokaw mill. In 1988, the company installed an oxygen delignification system which eliminated the use of elemental chlorine; however, chlorine compounds are used in other stages of the bleaching process at the Brokaw mill. Based on the company's preliminary estimates, if the Cluster Rules were adopted in substantially their present form, compliance with a TCF requirement for the Brokaw mill would require a capital expenditure of $3 to $5 million. The company believes that the costs for compliance with the proposed Cluster Rules and other environmental regulations will not have a material adverse effect on its liquidity, operations or consolidated financial condition.

 EMPLOYEES

 The company had 2,071 employees at August 31, 1997. The company has collective bargaining contracts with the United Paperworkers International Union and the National Conference of Firemen and Oiler Service Employees International Union covering approximately 1,617 employees. These contracts expire in May 2000, December 2000, May 2001 and March 2002 at the Otis, Rhinelander, Brokaw and Groveton mills, respectively. The company considers its relationship with its employees to be excellent.

 Eligible employees participate in retirement plans and group life, disability and medical insurance programs.

 EXECUTIVE OFFICERS
 The executive officers of the company as of October 1, 1997, their ages, their positions and offices with the company and their principal occupations during the past five years are as follows:

     SAN W. ORR, JR., 56

     Chairman of the Board of Directors since December, 1989, Chief Executive Officer from July, 1994 to December, 1995, and a director since April, 1970; also, Attorney, Estates of A.P. Woodson and Family; also, a director of Mosinee Paper Corporation, MDU Resources Group, Inc. and Marshall & Ilsley Corporation.

     DANIEL D. KING, 50

     Director, President and Chief Executive Officer since December, 1995; Director, President and Chief Operating Officer July, 1994 to December, 1995; Senior Vice President, Printing and Writing Division, December, 1993 to July, 1994; Vice President and General Manager, Brokaw Division, September, 1990 to December, 1993.

     LARRY A. BAKER, 58

     Senior Vice President, Administration since December, 1990; prior thereto, Vice President, Administration.

     STEVEN A. SCHMIDT, 43

     Vice President, Finance, Secretary and Treasurer since June, 1993; Corporate Controller, August, 1992 to June, 1993; prior thereto, Plant Controller, Georgia Pacific Corporation, formerly Nekoosa Papers, Inc., March, 1989 to August, 1992.

     D. MICHAEL WILSON*, 35

     Vice President and General Manager, Technical Specialty Division since April, 1996; prior thereto, Vice President of Marketing and Sales, Rexam Release, August, 1993 to April, 1996; General Manager, Laminex, Inc., April, 1991 to August, 1993.

     THOMAS J. HOWATT, 48

     Vice President and General Manager, Printing and Writing Division since December, 1994; Vice President and General Manager, Groveton, April, 1993 to December, 1994; Vice President Operations, Brokaw Division, September, 1990 to April, 1993; prior thereto, Vice President, Administration, Brokaw Division.

     * Mr. Wilson resigned from the company effective October 24, 1997.

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

 <bullet>  Changes in the price of pulp, the company's main raw material.
           Approximately 80% of the company's pulp needs are purchased on the open market and price changes for pulp have a significant impact on the company's costs. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments affecting the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

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

 The company's Brokaw, Wisconsin mill operated at capacity during fiscal 1997, producing approximately 490 tons of finished paper per day. The mill facility provides approximately 60% of its pulp requirements from its own hardwood sulphite pulp mill. Brokaw mill facilities are situated on approximately 270 acres of land, all owned by the company.

 The Groveton, New Hampshire mill operated at capacity in fiscal 1997, producing approximately 290 tons of finished paper per day. The company's facilities occupy 124 acres of land all owned by the company's wholly-owned subsidiary, Wausau Papers of New Hampshire, Inc.

 The company's mill in Rhinelander, Wisconsin operated at capacity in fiscal 1997, producing approximately 440 tons of finished paper per day. Its facilities, which include a yeast and lignosulfonate processing plant capable of producing 21,000 pounds of torula yeast per day, occupy 72 acres of land, all owned by Rhinelander Paper Company, Inc.

 The company's Otis mill, located in Jay, Maine, was acquired from Rexam Inc. on May 12, 1997. The mill has operated at capacity since May 12, 1997, producing approximately 200 tons of finished paper per day. The Otis facility is located on 28 acres of land, all owned by Wausau Papers Otis Mill, Inc.

 The company owns approximately 43,500 acres of timberland in Wisconsin. The company believes the market value of these lands exceeds the August 31, 1997 book value of $1,405,000.

 Item 3.  LEGAL PROCEEDINGS.

 Legal proceedings are discussed in Note 12 to the Consolidated Financial Statements.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

                                 PART II

 Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS.

 The company's common stock trades on The Nasdaq National Market under the symbol "WSAU". The number of shareholders of record as of October 1, 1997 was 1,904. The company believes that there are approximately 8,200 additional beneficial owners whose shares are held in street name accounts or in other fiduciary capacities. The total estimated number of shareholders as of October 1, 1997 is 10,104. Information related to high and low closing prices and dividends is explained in detail in Item 8, Financial Statements and Supplementary Data. Dividend restrictions under certain loan covenants are explained in Note 4 to the Consolidated Financial Statements.

 Item 6.  SELECTED FINANCIAL DATA.
                                           For the years ended August 31,
 (all dollar amounts in thousands,
 except per share data)                     1997         1996         1995         1994         1993
 FINANCIAL RESULTS
 Net sales                              $570,258     $542,669     $515,743     $426,504     $381,816
 Depreciation, depletion &
   amortization                           26,586       23,140       19,940       17,635       15,445
 Operating profit                         81,520       69,523       52,754       69,990       62,910
 Interest expense                          3,520        2,786        1,688        1,958        1,272
 Earnings before provision for
   income taxes                           78,399       66,829       50,851       68,052       61,771
 Earnings before cumulative effect
   of accounting change                   48,899       41,229       31,251       42,052       38,371
 Net earnings                             48,899       41,229       31,251       43,052       22,621
 Average number of shares
   outstanding                        36,514,000   36,821,000   36,829,000   37,026,000   37,052,000
 Cash dividends declared                   9,129        8,104        7,385        6,487        5,686
 Cash dividends paid                       8,855        7,938        7,156        6,291        5,559
 Capital expenditures                     34,255       63,174       66,104       43,800       51,297
 Tons of paper shipped                   459,700      409,700      399,300      355,100      310,600

 FINANCIAL CONDITION
 Working capital                        $ 87,114     $ 60,187     $ 67,266     $ 59,878      $57,007
 Long-term debt                           83,510       53,119       68,623       30,270       42,712
 Shareholders' equity                    303,554      264,711      236,689      214,818      183,139
 Total assets                            555,615      467,028      434,686      361,389      329,583

 PER SHARE
 Earnings before cumulative effect
   of accounting change                 $   1.34     $   1.12     $    .85     $   1.14     $   1.04
 Net earnings                               1.34         1.12          .85         1.16          .61
 Cash dividends declared                    .250         .220         .200         .174         .153
 Shareholders' equity                       8.31         7.19         6.43         5.80         4.94
 Price range (low and high closing)  17.25-22.38  16.25-24.13  16.20-20.00  16.18-24.73  12.99-21.55

 RATIOS/RETURNS
 Return on sales before cumulative
   effect of accounting change              8.6%         7.6%         6.1%         9.9%        10.0%
 Net return on sales                        8.6%         7.6%         6.1%        10.1%         5.9%
 Return on average shareholders'
   equity before cumulative effect
   of accounting change                    17.2%        16.4%        13.8%        21.2%        21.0%
 Net return on average
   shareholders' equity                    17.2%        16.4%        13.8%        21.6%        13.0%
 Current assets to current
   liabilities                          2.4 to 1     2.0 to 1     2.3 to 1     2.3 to 1     2.4 to 1
 % of long-term debt to total
   capital                                 16.9%        13.0%        18.0%         9.6%        14.8%
 Tons of paper shipped per employee          243          233          231          210          206

 EMPLOYMENT
 Average number of employees               1,890        1,756        1,727        1,692        1,510

 All shares and per share data have been restated to reflect the five-for-four stock split in 1996, the 10% stock dividend in 1995 and the four-for-three stock splits in 1994 and 1993. This summary should be read in conjunction with the consolidated financial statements which follow.

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

      OVERVIEW

 Wausau Papers posted record shipments, sales and earnings in fiscal 1997. The company set new production records and maintained full operations during a year of less than robust market conditions. Selling prices for the company's paper products came under pressure in fiscal 1997 due to competitive market conditions, resulting in lower average paper prices compared to the previous year. Despite downward pressure on selling prices, the company's overall margin improved as a result of lower pulp costs, mix enhancement, productivity gains from its paper mill operations and continued focus on cost reduction.

 Pulp prices remained relatively stable throughout most of fiscal 1997. This was a marked contrast to the major pulp cost swings experienced in recent years. In the fourth quarter of fiscal 1997, pulp prices did rise slightly due to increased demand for pulp. An additional price increase has been announced by some suppliers for November 1997, although it is uncertain whether there is sufficient strength in the pulp market to support an increase at this time.

 Fiscal 1997 was also a year of significant events for Wausau Papers. On May 12th, the company acquired the business and assets of Otis Specialty Papers, located in Jay, Maine, from Rexam Inc. for $55.1 million. Wausau Papers has combined the operations of its Rhinelander and Otis mills to create its newly formed Technical Specialty Division. The purchase included two paper machines producing high quality supercalendered kraft release paper, thermal paper and other technical specialty papers. This acquisition expanded the company's technical specialty capacity by 70,000 tons per year. Another major event occurred on August 25th when the company, in a joint news release with Mosinee Paper Corporation, announced plans to merge the two companies in an all-stock transaction. (For further information regarding the proposed merger refer to Item 1.) The merged companies, to be called Wausau-Mosinee Paper Corporation, will create an even stronger specialty paper producer, with combined revenues of approximately $1 billion and a strong balance sheet from which to pursue growth internally and through complementary niche acquisitions. Subject to the terms of the merger agreement, the company expects the merger will be completed before the end of calendar year 1997.

 Management's discussion and analysis of financial condition and results of operations does not reflect any effect on the company's operations or its capital resources and liquidity which may result from the proposed merger with Mosinee Paper Corporation.

      NET SALES

 Fiscal 1997 net sales were a record $570.2 million, 5% higher than fiscal 1996 net sales of $542.7 million. Net sales were $515.7 million in fiscal 1995. Shipments were also at a record level 459,700 tons in fiscal 1997, an increase of 12% from 409,700 tons shipped a year ago. Fiscal 1995 shipments were 399,300 tons. Fiscal 1997 net sales and shipments include nearly four months of contribution from the May 12, 1997 acquisition of Otis Specialty Papers.

 At the company's Technical Specialty Division, shipments increased 26% in fiscal 1997, with the Rhinelander mill realizing 10% growth in its shipments compared to a year ago. Shipments of the company's pressure sensitive products were strong despite very competitive market conditions, increasing 24% at the Rhinelander mill and 42% division-wide. Fiscal 1997 average paper prices at the Technical Specialty Division were lower than a year ago, on average, as a result of competitive pressures from both domestic and foreign paper producers. The Technical Specialty Division has experienced some market softening in early fiscal 1998, however, continued growth in its pressure sensitive grades is expected in fiscal 1998.

 At the company's Printing and Writing Division, shipments increased 5%, compared to fiscal 1996 results. Healthy increases in the division's premium paper sales were realized in fiscal 1997, while reducing its mix of lower priced commodity grades. Mix enhancement will continue to be a major focus in fiscal 1998. Despite the mix improvement, downward pressure on paper prices, as a result of soft market conditions in fiscal 1997, resulted in significantly lower average prices for the company's printing and writing grades, compared to a year ago.

 Order backlog at the end of fiscal 1997 was $33.0 million, compared to order backlogs of $26.7 million and $25.0 million at August 31, 1996 and 1995, respectively. Order backlog at August 31, 1997, on a tonnage basis, was 29% higher than a year ago and 55% better than at the end of fiscal 1995. The increase in the company's order backlog at the end of fiscal 1997, compared to the prior year, is due primarily to the additional volume from the Otis mill which was not in last year's backlog. The company believes backlog totals do not indicate correctly the entire strength of its business, given that a high percentage of orders are shipped out of inventory promptly upon order receipt.

 In the fourth quarter of fiscal 1997, the company opened a regional sales office in Singapore. The Singapore office is used to service existing business in the Far East, as well as to pursue new business opportunities for the company's Printing and Writing and Technical Specialty divisions.

      GROSS PROFIT

 Gross profit increased to $114.0 million or 20.0% of net sales in fiscal 1997, compared to a fiscal 1996 gross profit of $99.3 million or 18.3% of net sales. Fiscal 1995 gross profit was $80.7 million or 15.7% of net sales. Gross profit margin improved in fiscal 1997 primarily as a result of higher sales volume, lower pulp costs, improved mix, productivity gains from paper mill operations and cost reduction efforts including improvements generated from the Total Quality Improvement Process.

 Market prices for pulp, the company's primary raw material used in manufacturing paper, were relatively stable throughout most of fiscal 1997. In fiscal 1997, the average list price of northern bleached softwood kraft, a frequently used benchmark pulp grade, decreased 18% from the fiscal 1996 average, compared to an 8% decrease in fiscal 1996 and a 55% increase in fiscal 1995. Pulp prices did increase slightly at the end of fiscal 1997 and an additional price increase has been announced by some suppliers for November 1997. Paper industry publications have expressed some doubt, however, as to whether there is sufficient strength in the pulp market to support the November price increase.

 The company's paper mills at its Printing and Writing Division operated at capacity in fiscal 1997. Paper production increased 5% over fiscal 1996 results due to productivity gains from capital and operational improvements. Paper production increased 3% in fiscal 1996 as a result of capital improvements and full operations, compared to fiscal 1995 when the Brokaw and Groveton paper mills operated at 98% and 96% of capacity, respectively. In November 1996, an operational problem occurred at the Brokaw pulp mill when, during start-up after a normal planned maintenance shutdown, cracks developed in two of the mill's four high-pressure cooking vessels known as digesters. The digesters were out of operation until April 1997 for repairs, however, no reduction in paper production was incurred. The digester incident reduced the company's fiscal 1997 net earnings by $.06 per share as a result of curtailed pulp production and increased maintenance costs. Printing and Writing Division paper inventory levels rose slightly in fiscal 1997, primarily as a result of new product additions, increased production and less than robust market conditions.

 The Rhinelander and Otis mills at the company's Technical Specialty Division operated at capacity in fiscal 1997. Production increased 12% at the Rhinelander mill, compared to the previous year, primarily due to capital improvements and a strong mix of pressure sensitive products. Including operations from the Otis mill acquired on May 12, 1997, production at the Technical Specialty Division increased 27%, compared to fiscal 1996 results. Rhinelander's silicone coaters operated approximately 83% of available machine time in fiscal 1997, compared to 66% a year ago. Although shipments of silicone-coated products increased 14%, compared to fiscal 1996, the additional volume was not sufficient to sustain full operation on the coaters. Paper inventory levels at the Technical Specialty Division rose in fiscal 1997, primarily due to the addition of the Otis mill and strong operations at the Rhinelander mill.

 Maintenance and repair costs were $35.7 million in fiscal 1997, an increase of $4.1 million over fiscal 1996 maintenance costs of $31.6 million. Higher maintenance costs in fiscal 1997 are mainly due to the addition of the Otis mill in May 1997 and costs associated with the repairs to two pulp mill digesters at the Brokaw mill. Maintenance and repair costs were $30.2 million in fiscal 1995.

      LABOR

 A new five-year labor agreement with the United Paperworkers International Union at the Groveton mill was successfully negotiated in fiscal 1997. The new agreement became effective April 1, 1997 and includes a general wage increase of 3.5% in 1997, 3.0% in both 1998 and 1999, 3.5% in 2000 and
 3.0% in 2001.

      SELLING, ADMINISTRATIVE AND RESEARCH EXPENSES

 Fiscal 1997 selling, administrative and research expenses were $32.5 million, compared to $29.8 million in fiscal 1996 and $28.0 million in fiscal 1995. Higher stock appreciation rights, dividend equivalent and stock option discount expense and the addition of the Otis mill are the primary reasons for the increased expenses in fiscal 1997, compared to the prior year. In fiscal 1997, $1.1 million in expense was recorded for stock appreciation rights, dividend equivalent and option discount expense, compared to $.1 million in fiscal 1996 and fiscal 1995.

 Wausau Paper Mills Company, like most companies today, is heavily dependent upon computer technology to effectively carry out its day to day operations. Until recently, most purchased and custom designed software was not year 2000 compliant, meaning, the software wasn't designed to properly handle dates beyond the year 1999. To ensure its computer systems will be ready to handle dates of the year 2000 and beyond, the company is well along in its overall plan to upgrade its software to become year 2000 compliant. This process is expected to be completed by the end of 1998. No material costs or effects on operations are expected from the upgrade process.

      INTEREST INCOME AND EXPENSE

 Interest income in fiscal 1997 totaled $.2 million, compared to $.6 million in fiscal 1996 and $.2 million in fiscal 1995. The decrease in interest income in fiscal 1997 is due to more interest income in 1996 than in 1997 from a declining balance of undistributed proceeds from a $19 million industrial development bond issuance in August 1995. Bond proceeds were fully disbursed as of January 1997.

 Fiscal 1997 interest expense amounted to $3.5 million, compared to $2.8 million in fiscal 1996 and $1.7 million in fiscal 1995. Interest expense increased in fiscal 1997 due to higher average debt levels as a result of the acquisition of Otis Specialty Papers on May 12, 1997, which was entirely debt financed. Capitalized interest totaled $.2 million in fiscal 1997, $.9 million in fiscal 1996 and $.7 million in fiscal 1995. Capitalized interest decreased in fiscal 1997 due to several major capital projects which were at or nearing completion by the end of fiscal 1996, including a capacity expansion at the Rhinelander mill, installation of a fiber handling and processing system at the Brokaw mill and upgrades to the wastewater treatment plant at both Wisconsin mills.

 Other income of $.2 million was recorded in fiscal 1997, compared to expense of $.5 million in fiscal 1996 and fiscal 1995.

      INCOME TAXES

 The tax provision for fiscal 1997 was $29.5 million, for an effective tax rate of 37.6%. The effective rates for fiscal years 1996 and 1995 were 38.3% and 38.5%, respectively. The reduction in the fiscal 1997 effective tax rate, compared to the prior year, is due primarily to state apportionment changes and a decrease in the ratio of non-deductible items to income as a result of increased earnings.

      NET EARNINGS

 Net earnings were a record $48.9 million or $1.34 per share in fiscal 1997, an increase of 19% compared to net earnings of $41.2 million or $1.12 per share recorded in fiscal 1996. Fiscal 1995 net earnings were $31.3 million or $.85 per share. Fiscal 1997 net earnings were negatively impacted by $.06 per share due to several months of curtailed pulp production and increased maintenance costs associated with repairs to two digesters at the Brokaw mill.

 CAPITAL RESOURCES AND LIQUIDITY

      LONG-TERM DEBT

 Long-term debt increased $30.4 million in fiscal 1997 to $83.5 million at August 31, 1997. Long-term debt at the end of fiscal 1996 and fiscal 1995 was $53.1 million and $68.6 million, respectively. Long-term debt increased in fiscal 1997 as a result of the May 12, 1997 acquisition of Otis Specialty Papers for $55.1 million, which was entirely debt financed. The decrease in long-term debt in fiscal 1996 was the result of improved cash flow from operations. Long-term debt as a percent of capital was 16.9% at the end of fiscal 1997, compared to 13.0% in fiscal 1996 and 18.0% in fiscal 1995.

 At August 31, 1997, the company had $39.0 million outstanding under its revolving credit facility. Long-term debt at the end of fiscal 1997 also included $12.0 million in senior promissory notes to Prudential Insurance Company of America and its subsidiaries, $19.0 million in industrial development bonds and $13.0 million in commercial paper. Long-term debt at the end of fiscal 1996 consisted primarily of $19.0 million in industrial development bonds, $18.0 million in senior promissory notes and $13.5 million outstanding under the revolving credit facility.

      CASH PROVIDED BY OPERATIONS

 Cash provided by operations was $67.6 million in fiscal 1997, down 15% from fiscal 1996 operating cash flow of $80.0 million. Fiscal 1995 cash provided by operations was $47.5 million. The reduced operating cash flow in fiscal 1997, compared to the previous year, is due mainly to an increase in accounts receivable, higher pulp inventories, and increased paper inventories at the Printing and Writing Division due to new product additions as well as a combination of strong production and moderate market conditions. The increase in cash provided by operations in fiscal 1996 was primarily the result of higher selling prices, a reduction in accounts receivable and smaller increases in inventory, compared to fiscal 1995.

      CAPITAL EXPENDITURES

 Fiscal 1997 capital expenditures totaled $34.3 million, compared to $63.2 million in fiscal 1996 and $66.1 million in fiscal 1995. Fiscal 1997 capital expenditures exclude $55.1 million for the acquisition of Otis Specialty Papers on May 12, 1997. The decrease in capital spending in fiscal 1997, compared to a year ago, is due to a $42 million capacity expansion at the Rhinelander mill which was implemented in the second and third quarters of fiscal 1996.

 Several major capital improvements were completed in fiscal 1997. A new saveall and broke metering system was installed at the Groveton mill, reducing operating costs and improving fiber yield. An upgrade to Groveton's turbine generator was also completed, lowering the mill's electrical costs. At the Rhinelander mill, a new rewinder was brought into service to support the mill's silicone coating operation. At Brokaw, a $14 million upgrade of its wastewater treatment facility was completed.

 In addition, a $6 million upgrade to the mill's wood processing facility was finished, resulting in improved wood yield, increased process efficiencies and reduced operating costs.

 The company's Board of Directors approved a number of major capital improvements in fiscal 1997, spending on which will continue into fiscal 1998. A $9 million pulp mill digester and process upgrade project was approved for the Brokaw mill. This project will increase pulp production capacity by approximately 15%, improve pulp quality and reduce operating costs. The new digester and process upgrade are expected to be completed in the fourth quarter of fiscal 1998. Over $8 million in capital improvements at the Groveton mill will be completed over the next two years to expand the mill's paper production capacity by 5%. The capital improvements include replacing the electric drive on No. 6 paper machine and upgrades to the wet end and dryer systems on No. 5 paper machine. These projects will allow both paper machines to operate at faster speeds while improving reliability and overall operating efficiency. In addition, a new fiber blending system will be installed at the Groveton mill to improve production efficiencies and flexibility while lowering overall material costs. At the Rhinelander mill, No. 7 and No. 9 paper machines, along with two rewinders, will be equipped with state-of-the-art web inspection and cleaning equipment, which will further enhance the quality of Rhinelander's pressure sensitive products. At the end of fiscal 1997, the company was committed to spend $34.0 million to complete these capital projects and others currently under construction.

 Capital expenditures are expected to be approximately $150 million over the next three years, including about $50 million in fiscal 1998.

      FINANCING

 In fiscal 1997, the company amended its revolving credit facility with its four banks, increasing the credit line from $40 million to $105 million. The revolving credit line was increased to finance the acquisition of Otis Specialty Papers in May 1997. The amended agreement extends through March 29, 2001 at which time, or earlier at the company's option, the agreement converts to a one-year term loan. Interest rates on these borrowings are based on domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The company also maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $40 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the company's revolving credit agreement equal to the amount of outstanding commercial paper. On August 31, 1997, the company had a combined total of $53 million available for borrowing under its revolving credit and commercial paper placement agreements. In a separate agreement, one of the four banks participating in the revolving credit facility provides a $5 million uncommitted line of credit to the company. In addition, the company also has a $2 million short-term line of credit available. There were no borrowings against these lines at August 31, 1997.

 In June 1993, the company borrowed $30 million through the issuance of notes to Prudential Insurance Company of America and its subsidiaries. The loan was in the form of unsecured term notes bearing a fixed interest rate of 6.03%. Principal is payable in equal semi-annual installments, with the final payment due June 16, 2000. Proceeds from the notes were used to reduce borrowings from the revolving credit facility.

 In August 1995, the company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant, the construction of a new landfill and several other projects which qualify for this type of financing. The bonds, which were issued by a local governmental unit, mature on July 1, 2023 and have a floating interest rate commensurate with short-term municipal bond rates on similar issues. The interest rate can be converted to a fixed rate at the option of the company. Principal is due upon maturity or earlier at the company's option. Proceeds from the bond issue were held in a trust fund until they were drawn upon by the company as spending occurred on these projects. Bond proceeds were fully disbursed as of January 1997.

 Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or another acquisition.

      COMMON STOCK REPURCHASE

 On June 30, 1994, the company's Board of Directors authorized the repurchase of up to 1,856,250 shares of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. The company did not repurchase any shares of the company's common stock in fiscal 1997. In fiscal 1996, 369,500 shares were repurchased at market prices ranging from $16.750 per share to $18.125 per share. The company repurchased 308,938 shares in fiscal 1995 at market prices ranging from $16.550 per share to $17.091 per share and, in fiscal 1994, 123,750 shares were repurchased at market prices ranging from $17.364 per share to $17.909 per share. Shares and per share data have been restated to reflect the five-for-four stock split and 10% stock dividend which occurred in January 1996 and January 1995, respectively.

      DIVIDENDS

 During fiscal 1997, the company's Board of Directors declared cash dividends of $.25 per share, an increase of 13.6% from the $.22 per share cash dividend declared in fiscal 1996.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 WIPFLI ULLRICH BERTELSON LLP


 To the Shareholders and Board of Directors
 Wausau Paper Mills Company
 Wausau, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau Paper Mills Company and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended August 31, 1997 and the supporting schedule listed in the accompanying index to financial statements. These financial statements and supporting schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau Paper Mills Company and Subsidiaries at August 31, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended August 31, 1997, and the supporting schedule presents fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.

 We hereby consent to the incorporation by reference of this report in the Registration Statements on Form S-8 and amendments thereto filed with the Securities and Exchange Commission by Wausau Paper Mills Company on April 26, 1996, March 18, 1996, August 25, 1995, January 3, 1992 and January 27,
 1988.

                                  Wipfli Ullrich Bertelson LLP
                                  WIPFLI ULLRICH BERTELSON LLP
                                  September 17, 1997
                                  Wausau, Wisconsin

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

 INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT PUBLIC
 ACCOUNTANTS

                                                                 Page

 Consolidated Statements of Income for the years ended
     August 31, 1997, 1996 and 1995                                20

 Consolidated Balance Sheets as of August 31, 1997 and 1996        21

 Consolidated Statements of Shareholders' Equity for
     the years ended August 31, 1997, 1996 and 1995                23

 Consolidated Statements of Cash Flows for the years
     ended August 31, 1997, 1996 and 1995                          24

 Notes to Consolidated Financial Statements                        25

 Schedule for the years ended August 31, 1997, 1996 and 1995

     Schedule II - Valuation and Qualifying Accounts               43

 All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

                WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
 (all dollar amounts in thousands,              For the years ended August 31,
  except per share data)                         1997      1996         1995
 Net Sales                                    $570,258   $542,669    $515,743
   Cost of products sold                       456,239    443,383     434,995

 Gross Profit                                  114,019     99,286      80,748
   Selling, administrative and research
   expenses                                     32,499     29,763      27,994

 Operating Profit                               81,520     69,523      52,754
   Interest expense                            ( 3,520)  (  2,786)   (  1,688)
   Interest income                                 172        562         239
   Other                                           227   (    470)   (    454)

 Earnings Before Income Taxes                   78,399     66,829      50,851
   Provision for income taxes                   29,500     25,600      19,600

 Net Earnings                                 $ 48,899   $ 41,229    $ 31,251

 Net Earnings Per Common Share                $   1.34   $   1.12    $   0.85

 See accompanying notes to consolidated financial statements.

 All per share data has been restated to reflect a five-for-four stock split occurring in 1996 and a 10% stock dividend occurring in 1995.

                 WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
 (all dollar amounts in thousands)                        As of August 31,
                                                          1997        1996
 Assets

 Current Assets
 Cash and cash equivalents                           $  5,297     $  2,372
 Accounts and notes receivable:
   Customers, less allowances of $5,875 in 1997
    and $6,004 in 1996                                 46,904       36,814
   Other                                                3,392        1,403
 Inventories                                           84,112       70,443
 Deferred income taxes                                  8,324        7,688
 Other current assets                                   1,390          520

 Total current assets                                 149,419      119,240

 Property, Plant and Equipment
 Buildings                                             67,850       56,461
 Machinery and equipment                              487,136      420,958

                                                      554,986      477,419
 Less:  Accumulated depreciation                     (188,969)    (164,983)

                                                      366,017      312,436
 Land                                                   2,285        1,982
 Timberlands, net of depletion of
   $803 in 1997 and $745 in 1996                        1,405        1,430
 Capital additions in process                          16,759       14,688

 Total property, plant and equipment                  386,466      330,536

 Other Assets
 Cash restricted for capital additions                               3,844
 Deferred charges and other assets                     19,730       13,408

 Total other assets                                    19,730       17,252
 Total Assets                                        $555,615     $467,028

 See accompanying notes to consolidated financial statements.

 (all dollar amounts in thousands)                        As of August 31,
                                                          1997        1996
 Liabilities

 Current Liabilities
 Current maturities of long-term debt                 $  6,290    $  6,340
 Accounts payable                                       29,890      26,307
 Accrued salaries and wages                             10,980       9,197
 Accrued and other liabilities                          13,426      14,299
 Accrued income taxes                                    1,719       2,910

 Total current liabilities                              62,305      59,053

 Long-Term Liabilities
 Long-term debt                                         83,510      53,119
 Deferred income taxes                                  49,301      43,469
 Postretirement benefits                                34,319      31,849
 Pension                                                17,413      10,194
 Other liabilities                                       5,213       4,633

 Total long-term liabilities                           189,756     143,264

 Commitments and contingencies

 Shareholders' Equity
 Preferred stock:  (500,000 shares authorized)
   no par value
     No shares issued
 Common stock:  (100,000,000 shares authorized)
   no par value
     38,840,403 shares issued - 1997
     38,840,403 shares issued - 1996                   139,284     139,155
 Retained earnings                                     183,240     143,470

                                                       322,524     282,625
 Less:  Treasury stock at cost
   (2,325,431 shares in 1997 and
   2,327,875 shares in 1996)                          ( 17,703)   ( 17,721)

 Net loss not recognized as pension expense
   (net of deferred taxes)                            (  1,267)   (    193)

 Total shareholders' equity                            303,554     264,711

 Total Liabilities and Shareholders' Equity           $555,615    $467,028

                WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (all dollar amounts           Common Stock                    Treasury Stock
 in thousands)                                                                                Common     Total
                                                                                              Stock-     Share-
                             Shares              Retained                       Net Pension   Shares    holder's
                             Issued     Amount   Earnings     Shares     Amount  Adjustment Outstanding  Equity
 Balance August 31, 1994   28,248,240  $ 80,380  $143,424  (1,390,210) ($  7,604) ($ 1,382) 26,858,030 $214,818
   Net earnings, 1995                              31,251                                                31,251
   Cash dividends declared                       (  7,385)                                             (  7,385)
   10% stock dividend       2,824,083    56,945  ( 56,945) (  144,856)                       2,679,227
   Purchases of treasury
     shares                                                (  226,500) (   5,222)            ( 226,500)(  5,222)
   Stock options exercised                  872               153,130      1,174               153,130    2,046
   Tax benefit related to
     stock options                          587                                                             587
   Change in unrecognized
     pension expense (net
     of deferred taxes)                                                                594                  594

 Balance August 31, 1995   31,072,323  $138,784  $110,345  (1,608,436) ($ 11,652) ($   788) 29,463,887 $236,689
   Net earnings, 1996                              41,229                                                41,229
   Cash dividends declared                       (  8,104)                                              ( 8,104)
   Five-for-four stock
     split                  7,768,080                      (  402,343)                       7,365,737
   Purchases of treasury
     shares                                                (  369,500) (   6,376)            ( 369,500) ( 6,376)
   Stock options exercised                       (     10)     52,404        307                52,404      297
   Tax benefit related to
     stock options                                    351                                                   351
   Stock option discount
     (net of deferred
     taxes)                                            30                                                    30
   Change in unrecognized
     pension expense (net
     of deferred taxes)                                                                595                  595

 Balance August 31, 1996   38,840,403  $139,155  $143,470  (2,327,875) ( $17,721) ($   193) 36,512,528 $264,711
   Net earnings, 1997                              48,899                                                48,899
   Cash dividends declared                       (  9,129)                                             (  9,129)
   Stock options exercised                   14                 2,444         18                 2,444       32
   Tax benefit related to
     stock options                            5                                                               5
   Stock option discount
     (net of deferred
     taxes)                                 110                                                             110
   Change in unrecognized
     pension expense (net
     of deferred taxes)                                                           (  1,074)            (  1,074)
 Balance August 31, 1997   38,840,403  $139,284  $183,240  (2,325,431) ($ 17,703) ( $1,267) 36,514,972 $303,554

 See accompanying notes to consolidated financial statements.

                  WAUSAU PAPER MILLS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
 (all dollar amounts in thousands)            For the years ended August 31,
                                              1997          1996          1995
 Operating Activities:
 Net earnings                             $ 48,899      $ 41,229      $ 31,251
 Noncash items:
   Provision for depreciation,
     depletion and amortization             26,586        23,140        19,940
   Loss on property, plant and
     equipment disposals                       494         1,259           585
   Deferred income taxes                     6,630         6,186         4,581
 Changes in operating assets and
   liabilities:
   Receivables                            (  3,752)        4,212      (  7,320)
   Inventories                            (  9,445)     (  2,969)     (  7,252)
   Other assets                           (  7,059)     (  5,643)          521
   Accounts payable and other
     liabilities                             6,429        10,893         4,139
   Accrued income taxes                   (  1,191)        1,651         1,067

 Net Cash Provided by Operating
   Activities                               67,591        79,958        47,512

 Investing Activities:
 Capital expenditures                     ( 36,715)     ( 61,389)     ( 64,479)
 Acquisition of Otis Specialty Papers     ( 55,147)
 Proceeds from property, plant
   and equipment disposals                      11            85           115
 Net cash used from (invested in) funds
   restricted for capital additions          3,844        10,888      ( 14,732)

 Net Cash Used in Investing Activities    ( 88,007)     ( 50,416)     ( 79,096)

 Financing Activities:
 Net borrowings (repayments)
   revolving credit facility                25,500      (    700)       14,200
 Net borrowings (repayments) of
   commercial paper                         13,004      (  8,300)        8,300
 Repayment of long-term debt              (    340)     (    500)     (    451)
 Repayment of long-term notes             (  6,000)     (  6,000)
 Proceeds from issuance of
   long-term bonds                                                      19,000
 Dividends paid                           (  8,855)     (  7,938)     (  7,156)
 Proceeds from stock option exercises           32           297         2,046
 Payments for purchases of
   treasury stock                                       (  6,376)     (  5,222)

 Net Cash Provided by (Used in)
   Financing Activities                     23,341      ( 29,517)       30,717

 Net increase (decrease) in cash
   and cash equivalents                      2,925            25      (    867)
 Cash and cash equivalents at
   beginning of year                         2,372         2,347         3,214

 Cash and Cash Equivalents at
   End of Year                            $  5,297      $  2,372      $  2,347

 Supplemental Cash Flow Information:
 Interest paid (net of amount
   capitalized)                           $  3,485      $  2,793      $  1,554
 Income taxes paid                          24,846        17,830        13,762

 Noncash investing and financing activities: Capital lease obligations of $498 and $497 in 1996 and 1995, respectively, were incurred when the company entered into leases for new equipment.

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

 USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

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

 Land is stated at cost. Timberlands are at cost less the pro rata cost of timber harvested since acquisition. Depletion expense is calculated using the block method, which groups timberland into logical management areas called "blocks" for which the cost basis is determinable. The annual depletion is determined by multiplying the per unit cost basis of the block of timber by the number of units harvested from the block during the year.

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

 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement is effective for periods ending after December 15, 1997. If SFAS No. 128 had been adopted during 1997, the company's reported basic earnings per share and diluted earnings per share would have been unchanged at $1.34 per share.

 FUTURES CONTRACTS - The company utilizes futures contracts to hedge the price risk of anticipated purchases of pulp and natural gas. Because the pulp futures markets are very new and liquidity may be limited, the company has not hedged substantial quantities of pulp. Changes in the market value of the futures contracts are included as part of the acquisition price of pulp and natural gas and are realized when the finished paper is sold and the natural gas is consumed.

 NOTE 2.  INVENTORIES
 (all dollar amounts in thousands)           1997          1996
 Raw materials                           $ 32,983      $ 24,273
 Supplies                                  16,611        16,549
 Work in process and finished goods        47,418        41,630

 Inventories at cost                       97,012        82,452
 LIFO reserve                           (  12,900)    (  12,009)

 Net inventories                         $ 84,112      $ 70,443

 Because various components of the inventories are valued by use of the last-in, first-out (LIFO) method, it is impracticable to segregate the LIFO reserve between raw materials and work in process and finished goods.

 NOTE 3.  ACCRUED AND OTHER LIABILITIES
 (all dollar amounts in thousands)          1997          1996
 Employee retirement plans               $ 1,868       $ 2,142
 Taxes other than income                   1,149         1,633
 Interest                                    491           483
 Stock appreciation rights                 3,314         2,408
 Other                                     6,604         7,633

 Total                                   $13,426       $14,299

 NOTE 4.  DEBT

 The company's long-term debt, excluding current maturities as of August
 31, is outlined below:
 (all dollar amounts in thousands)         1997         1996
 6.03% Senior promissory notes          $12,000      $18,000
 Industrial development bonds            19,000       19,000
 Revolving credit facility agreement     39,000       13,500
 Commercial paper                        13,004
 Fixed asset payables to be financed
   with revolving credit agreement          421        2,244
 Capitalized leases                          85          375

 Totals                                 $83,510      $53,119

 The company has outstanding $18 million in unsecured senior promissory notes. Interest is payable quarterly on the outstanding balance at a rate of 6.03% per annum. Principal is payable in equal semi-annual installments, with the final payment due June 16, 2000.

 During 1995, the company borrowed $19 million related to industrial development bonds issued by a local governmental unit. The variable rate bonds require quarterly interest payments and had an interest rate of 3.65% at August 31, 1997. The company also pays fees for a bank letter of credit and remarketing services related to the bonds which it includes in net interest expense. The interest rate can be converted to a fixed rate, at the company's option, after which semi-annual interest payments will be required. The bonds mature on July 1, 2023. At August 31, 1997, all bond proceeds had been disbursed.

 The company maintains an unsecured revolving credit facility of $105 million with four banks which continues through March 29, 2001 at which time, or earlier at the company's option, the revolving credit converts to a term loan facility, and the loans then outstanding are payable in four equal quarterly installments. The company may elect the base for interest from either domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The weighted average interest rate on borrowings under the revolving credit facility was 5.87% and 5.62% at August 31, 1997 and 1996, respectively. The credit agreement provides for commitment fees during the revolving loan period. Fees are based on quarterly funded debt to equity levels. Based on debt and equity levels at August 31, 1997, the fees are .1% per annum.

 Consistent with the classification of the revolving credit agreement, fixed asset payables that will be financed through the agreement are classified as long-term debt.

 The senior promissory notes and the revolving credit facility agreement require the company to comply with certain covenants, one of which requires the company maintain minimum net worth. At August 31, 1997, $91,750,000 of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior promissory notes.

 The company maintains a commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which requires unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper. At August 31, 1997, $13,004,000 was outstanding. There were no amounts outstanding at August 31, 1996. The weighted average interest rate on outstanding commercial paper was 5.86% at August 31, 1997.

 The aggregate annual maturities of long-term debt are as follows:
 (all dollar amounts
 in thousands)          1998     1999     2000      2001     2002  Thereafter

                      $6,290   $6,085   $6,000   $13,106  $39,319     $19,000

 Annual maturities will be affected by future borrowings.

 A bank participating in the revolving credit agreement has provided a separate uncommitted revolving line of credit to the company in the amount of up to $5 million. The specific terms of any revolving loans borrowed pursuant to this line of credit will be negotiated at the time of the borrowing and any revolving loans so borrowed will be payable on demand. In addition, the company has a $2 million line of credit with interest payable at the prime rate. The line does not require a compensating balance or a commitment fee. There was no borrowing against these lines at August 31, 1997.

 NOTE 5.  LEASE COMMITMENTS

 The company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements.  Property, plant and equipment includes the following amounts for capitalized leases:
 (all dollar amounts in thousands)         1997          1996
 Machinery and equipment               $  1,416      $  1,416
 Allowance for amortization           (     729)    (     354)

 Net value                             $    687      $  1,062

 Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1997:
                                               Capital     Operating
 (all dollar amounts in thousands)              Leases      Leases
 1998                                          $   301     $   226
 1999                                               86         170
 2000                                                           93
 2001                                                           33
 2002                                                           33
 Thereafter                                                     77

 Total minimum payments                            387         632
 Amounts representing interest                (     12)

 Present value of net minimum lease payments   $   375     $   632

 The future minimum payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosure in Note 4.

                                  -28-

 Rental expense for all operating leases consists of:
 (all dollar amounts in thousands)        1997       1996       1995
 Minimum rentals                      $  1,428   $  1,323   $  1,347
 Contingent rentals                        532        288        267

 Totals                               $  1,960   $  1,611   $  1,614

 Contingent rentals are based upon usage.

 NOTE 6.  INTEREST EXPENSE AND CAPITALIZED INTEREST
                                         Total                       Net
                                      Interest   Capitalized    Interest
 (all dollar amounts in thousands)     Expense      Interest     Expense
 1997                                 $  3,768    $     248     $  3,520
 1996                                    3,698          912        2,786
 1995                                    2,423          735        1,688

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

 The company selected measurement dates of plan assets of May 31, 1997 and 1996.

 The components of net periodic pension cost follow:
 (all dollar amounts in thousands)      1997         1996         1995
 Service cost                       $  2,790     $  2,345     $  2,199
 Interest cost                         5,097        4,266        3,920
 Actual return on assets            (  7,808)    ( 11,019)    (  4,365)
 Net amortization and deferral         4,654        7,625        1,201

 Net pension cost                   $  4,733     $  3,217     $  2,955

 The following table sets forth the benefit obligations and funded status of the plans at August 31:
                                            1997                     1996
                                     Plans        Plans       Plans        Plans
                                  With Assets  With Assets  With Assets  With Assets
                                   Exceeding    Less Than    Exceeding    Less Than
                                  Accumulated  Accumulated  Accumulated  Accumulated
                                    Benefit      Benefit      Benefit      Benefit
                                   Obligation   Obligation   Obligation   Obligation
 Actuarial present value of
   benefit obligations:
 Vested benefits                   ($12,228)    ($52,978)    ($29,548)    ($25,550)
 Nonvested benefits                (  2,813)    ( 10,817)    (  5,402)    (  3,867)
 Accumulated benefit obligations   ( 15,041)    ( 63,795)    ( 34,950)    ( 29,417)
 Additional amounts related to
   projected salary increases      (  4,599)    (    518)    (  4,379)    (    421)
 Projected benefit obligation      ( 19,640)    ( 64,313)    ( 39,329)    ( 29,838)
 Plan assets at market value at
   May 31                            19,475       47,987       41,214       18,007
 Plan assets in excess of (less
   than) projected benefit
   obligation                      (    165)    ( 16,326)       1,885     ( 11,831)
 Unrecognized net loss (gain)      (  1,289)       1,310     (  4,831)         732
 Unrecognized prior service costs       673       14,691        5,235        8,524
 Unrecognized initial net
   obligation (asset)              (  1,051)         311     (  1,339)         500
 Cash contributions to plans
   subsequent to May 31                 397        1,251          109
 Adjustment to recognize minimum
   liability                                    ( 17,045)                 (  9,335)
 Net pension asset (liability)
   recognized in the consolidated
   balance sheets                  ($ 1,435)    ($15,808)     $ 1,059     ($11,410)

 Projected benefit obligations were determined using an assumed discount rate of 7.5% and an assumed rate of increases in future compensation levels of 5.0%. The assumed long-term rate of return on plan assets was 8.0%. Plan assets consist principally of publicly traded stocks and fixed income securities and include Wausau Paper Mills Company common stock with a market value of $1,440,300 in 1997 and $1,632,000 in 1996.

 For plans where the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability has been established to recognize the plans' underfunding, with an offsetting intangible asset and reduction to stockholders equity, net of deferred taxes.

 The company also sponsors defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions. The cost of such plans totaled $452,000 in 1997, $314,000 in 1996 and $232,000 in 1995.

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

 Postretirement benefit cost includes the following components:
 (all dollar amounts in thousands)               1997       1996       1995
 Service cost                                $  1,018    $   911    $   933
 Interest cost                                  2,173      2,033      1,984

 Net periodic postretirement benefit cost    $  3,191    $ 2,944    $ 2,917

 The plans' status at August 31, were as follows:
 (all dollar amounts in thousands)                      1997       1996
 Actuarial present value of benefit obligation:
 Retirees                                          $  10,591   $ 10,188
 Fully eligible active participants                   10,024      8,236
 Other active participants                            15,692     10,982

 Accumulated postretirement benefit obligation        36,307     29,406
 Unrecognized net gain (loss)                         (1,988)     2,443

 Accrued postretirement benefit liability          $  34,319   $ 31,849

 For 1997, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% declining by 1% annually for three years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.

 For 1996, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% declining by 1% annually for four years to an ultimate rate of 5%. The weighted average discount rate was 7.5%.

 A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31 by approximately $4,977,000 or 13.7% in 1997 and $3,801,000 or 12.9% in 1996. The effect of this change on the aggregate of the service and interest cost would be an increase of $498,000 or 15.6% in 1997 and $441,000 or 15.0% in 1996.

 NOTE 8.  INCOME TAXES

 Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax asset and liability.

 The provision for income taxes is comprised of the following:
 (all dollar amounts in thousands)           1997      1996       1995
 Currently payable
   Federal                               $ 20,768  $ 17,776   $ 13,487
   State                                    2,102     1,638      1,532

                                           22,870    19,414     15,019
 Deferred
   Federal                                  6,021     5,668      4,197
   State                                      609       518        384

                                            6,630     6,186      4,581

 Totals                                  $ 29,500  $ 25,600   $ 19,600

 A reconciliation between taxes computed at the federal statutory rate and the company's effective tax rate follows:
 (all dollar amounts in thousands)         1997                1996              1995
 Federal statutory tax rate         $  27,440  35.0%   $  23,390  35.0%   $ 17,798  35.0%
 State taxes (net of federal
   tax benefits)                        1,922   2.4        1,472   2.2       1,324   2.6
 Other                                    138    .2          738   1.1         478    .9

 Effective tax                      $  29,500  37.6%    $ 25,600  38.3%   $ 19,600  38.5%

 The major temporary differences that give rise to the deferred tax assets and liabilities at August 31, 1997 and 1996 are as follows:
 (all dollar amounts in thousands)          1997            1996
 Deferred tax asset:

 Allowances on accounts receivable     $   1,242        $    865
 Accrued compensated absences              1,940           1,772
 Stock appreciation rights plans           1,328             982
 Inventories                               2,226           2,105
 Postretirement benefits                  13,292          12,627
 Other                                     1,587           1,963
 Gross deferred tax asset                 21,615          20,314
 Deferred tax liability:

 Property, plant and equipment         (  62,163)      (  54,823)
 Other                                 (     429)      (   1,272)
 Gross deferred tax liability          (  62,592)      (  56,095)
 Net deferred tax liability            ($ 40,977)      ($ 35,781)

 The total deferred tax liabilities (assets) as presented in the accompanying consolidated balance sheets are as follows:
 (all dollar amounts in thousands)            1997            1996
 Net long-term deferred tax liabilities  $  49,301       $  43,469
 Net current deferred tax assets         (   8,324)      (   7,688)

 Net deferred tax liability              $  40,977       $  35,781

 NOTE 9.  STOCK OPTIONS AND APPRECIATION RIGHTS

 The company maintains the 1991 Employee Stock Option Plan. The plan specifies purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the company's common stock at the date of grant for incentive and non-qualified options.

 During 1997, 67,000 options were granted under the plan to be earned in the current year based upon the satisfaction of operating goals set forth in the agreement. A total of 43,000 options were earned based upon actual operating results. During 1996, 64,375 options were earned based upon the satisfaction of operating goals set forth in the agreement. A total of 46,062 options granted in 1995 terminated when operating goals were not met.

                                  -33-

 The following table summarizes the activity relating to the company's stock option plans:
                                1997                 1996               1995
 Stock Options:                     Weighted             Weighted          Weighted
                                    Average              Average           Average
                                    Exercise             Exercise          Exercise
                           Shares    Price      Shares    Price    Shares   Price
 Options outstanding at
     beginning of year     399,030   $17.99     308,792   $15.43   439,426  $16.19
 Granted                    67,000    17.69     143,125    18.95   132,687   19.18
 Terminated                (27,125)   17.78                       ( 53,390)  17.01
 Exercised                 ( 2,444)   13.13    ( 52,887)    5.61  (209,931)   9.75
 Options outstanding at
   end of year             436,461    17.99     399,030    17.99   308,792   15.43
 Options exercisable at
   end of year             432,336    17.99     384,905    17.88   280,832   15.22

 All shares and option prices have been restated to reflect the five-for-four stock split occurring in 1996 and the 10% stock dividend occurring in 1995.

 Effective September 1, 1996, the company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the company will continue to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined consistent with the provisions of SFAS No. 123, which prescribes the "fair value based method" on the grant date, earnings per share would have been reduced by $.01 and $.02 for the years ended
 August 31, 1997 and 1996, respectively.

 The weighted-average grant-date exercise prices and weighted-average fair values for options granted are as follows:
                                              1997             1996
 Exercise price equals market price
     Exercise price                           ----            $18.50
     Fair Value                               ----              7.21
 Exercise price less than market price
     Exercise price                          $17.69           $19.36
     Fair value                                8.67             8.14

 The fair value of each option grant has been estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:
                                           1997      1996
 Risk-free interest rate                   6.27%     5.97%
 Expected life in years                       5         5
 Price volatility                          32.1%     31.5%
 Dividend yield *                             0         0

 * Dividend yield is assumed to be zero because dividend equivalents were granted in tandem with the options granted. As such, dividends do not reduce the economic value of the options.

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

 The following table summarizes the activity relating to the company's stock appreciation rights plans:
 STOCK APPRECIATION RIGHTS:
                                             1997          1996          1995
 Rights outstanding at beginning of
   year (number of shares)                163,728       179,555       184,555
 Exercised                                             ( 15,827)    (   5,000)
 Rights outstanding at end of year
   (number of shares)                     163,728       163,728       179,555
 Rights exercisable at end of year
   (number of shares)                     163,728       163,728       179,555
 Price range of stock appreciation
   rights exercised                                  $     4.46    $     5.88
 Price range of outstanding
   stock appreciation rights           $4.46-6.26    $4.46-6.26    $4.46-6.26

 All shares and price ranges have been restated to reflect the five-for-four stock split occurring in 1996 and the 10% stock dividend occurring in 1995.

 The company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive cash based on the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in company stock. During 1997, 67,000 dividend equivalents were granted under the plan to be earned in the current year based upon the satisfaction of operating goals set forth in the agreement. A total of 43,000 dividend equivalents were earned based upon actual operating results. During 1996, 64,375 dividend equivalents were earned based upon the satisfaction of operating goals set forth in the agreement. All dividend equivalents granted in 1995 terminated when operating goals were not met.

 DIVIDEND EQUIVALENTS:                         1997        1996        1995
 Equivalents outstanding at beginning of
   year (number of shares)                  276,347     142,999     142,999
 Granted                                     67,000     143,125      46,063
 Exercised                                (   5,569)   (  9,777)
 Terminated                               (  24,000)               ( 46,063)
 Equivalents outstanding at end of year
   (number of shares)                       313,778     276,347     142,999
 Equivalents exercisable at end of year
   (number of shares)                       313,778     276,347     142,999

 All shares have been restated to reflect the five-for-four stock split occurring in 1996 and the 10% stock dividend occurring in 1995.

 The pre-tax impact on earnings of all stock option discounts, dividend equivalents and stock appreciation rights for the years ended August 31, 1997, 1996 and 1995 was expense of $1,092,000, $78,000 and $79,000, respectively.

 NOTE 10.  ACQUISITION OF OTIS SPECIALTY PAPERS

 On May 12, 1997, the company acquired the business and assets of Otis Specialty Papers ("Otis"). The acquisition was accounted for using the purchase method of accounting. The financial statements reported herein include the net sales, operating profit and net earnings of Otis from the date of purchase. The following table presents unaudited pro forma condensed results of operations for the years ended August 31, 1997 and 1996 as if the acquisition were completed at the beginning of the period:

                              (Unaudited)          (Unaudited)
                                     1997                 1996
 Net Sales                       $631,766             $618,225
 Operating Profit                  87,124               72,005
 Net Earnings                      51,005               40,961
 Net Earnings per Common Share   $   1.40             $   1.11

 The unaudited pro forma financial information includes certain assumptions or adjustments, not material in amount, which the company believes are necessary to fairly present such information. Historical costs representing the seller's corporate allocations, interest expense and one-time expenses related to the sale of Otis are included in the pro forma information. The pro forma information does not purport to represent what the company's results of operations would actually have been if this transaction had occurred at the beginning of the earliest period presented.

 NOTE 11.  RESEARCH EXPENSES

 Research expenses charged to operations were $1,503,000 in 1997, $1,381,000 in 1996 and $1,219,000 in 1995.

 NOTE 12.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

 On August 24, 1997, Wausau Paper Mills Company, Mosinee Paper Corporation ("Mosinee") and WPM Holdings, Inc., a wholly-owned subsidiary of the company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will be merged with and into Mosinee (the "Merger") with Mosinee being the surviving corporation. Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of the company and Mosinee, each outstanding share of Mosinee common stock will be converted into the right to receive 1.4 shares of Wausau common stock, with cash paid in lieu of fractional shares. The Merger, which is subject to approval by the shareholders of both the company and Mosinee, regulatory approval and other customary conditions, will be accounted for as a pooling of interests and is expected to close by the end of calendar 1997.

 The company is involved in various legal proceedings in the normal course of business. It is the opinion of management that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or on the operations of the company.

 As of August 31, 1997, the company was committed to spend approximately $34.0 million to complete capital projects which were in various stages of completion.

 On November 9, 1996, the company's pulp mill in Brokaw, Wisconsin experienced damage to two of its four high-pressure cooking vessels known as digesters. The digesters were out of production for approximately five months resulting in a significant loss of pulp production and extensive repair work. Insurance was in effect to cover property damage and business interruption costs. Approximately $3.5 million in pre-tax expense was recorded in fiscal 1997 for the potential uninsured operating expenses, including insurance deductibles. The company is in discussions with its insurers as to insurance proceeds to which the company believes it is entitled. Insurance proceeds under the company's property damage claim will be recorded upon receipt or final settlement of the claim. Insurance proceeds under the business interruption claim may exceed the insurance recovery receivable recorded in fiscal 1997. Additional proceeds from the business interruption claim will be included in income when received but are not expected to be material in amount.

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

 NOTE 13.  FUTURES CONTRACTS

 At August 31, 1997, the company was party to various futures contracts for the purchase of pulp and natural gas. The pulp contracts require the company to purchase 2,424 tons of pulp during fiscal 1998. The price of the pulp varies from $531 to $557 per ton. The natural gas contracts require the company to purchase 1,150,000 decatherms of natural gas during fiscal 1998. The delivered price of 700,000 decatherms varies from $2.77 to $3.00 per decatherm. The remaining 450,000 decatherms are to be purchased at the lower of the contract cap price of $3.42 per decatherm or market. At August 31, 1997, the company's futures contracts have no carrying value. The fair value of the contracts and the total deferred gain on the contracts are immaterial at August 31, 1997.

 NOTE 14.  MAJOR CUSTOMERS

 One customer accounted for 13.9% of net sales aggregating $79,462,000, 12.7% of net sales aggregating $68,797,000 and 12.0% of net sales aggregating $61,732,000 in 1997, 1996 and 1995, respectively. Another customer accounted for 10.9% of net sales aggregating $62,416,000 and 11.5% of net sales aggregating $62,563,000 in 1997 and 1996, respectively.

 NOTE 15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

 The fair value of the following financial instruments is not materially different from the carrying value: cash and cash equivalents, long-term debt, capital leases and futures contracts.

 The following methods and assumptions were used by the company in estimating fair values of financial instruments:

 Cash and cash equivalents - The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

 Long-term debt - The fair value of the company's long-term debt is estimated based on current rates offered to the company for debt of the same remaining maturities.

 Capital leases - The carrying amount reported in the balance sheets for capital leases approximates fair value.

 Futures contracts - The fair values of the company's pulp and natural gas futures contracts were estimated using the prices published by Lynch

 Futures Inc. and NYMEX, respectively, the contract price and the remaining pulp and natural gas to be purchased under the contracts.

 QUARTERLY DATA (UNAUDITED)

 (all dollar amounts in thousands,
 except per share data)                1997                                 1996

                         Fourth    Third   Second    First   Fourth    Third   Second    First
 Net Sales             $161,099 $143,555 $125,965 $139,639 $132,729 $139,446 $128,590 $141,904
 Gross Profit            32,547   31,736   23,396   26,340   30,005   31,048   18,605   19,628
 Operating Profit        22,846   23,785   16,565   18,324   21,997   23,781   11,533   12,212
 Net earnings            13,466   14,451    9,868   11,114   13,113   14,094    6,717    7,305
    Per share             $0.37    $0.40    $0.27    $0.30    $0.36    $0.38    $0.18    $0.20

 Per Share basis:
   Cash dividends*     $ 0.0625  $0.0625  $ 0.125           $ 0.055  $ 0.055    $0.11
   Common stock price
     (closing)**
     High              $  22.38  $ 20.50  $ 21.38 $  20.38  $ 22.75  $ 24.13 $  23.50 $  22.70
     Low               $  18.50  $ 17.25  $ 17.88 $  17.50  $ 16.25  $ 20.50 $  20.00 $  18.60

 *Dividends reported as of declaration date. During each year presented, two quarterly dividends were declared in the second quarter.

 **Such prices reflect the high and low "closing" price quotation on The Nasdaq National Market and do not reflect markups, markdowns or commissions and may not necessarily reflect actual transactions.

 The estimated effective tax rate utilized for the first three quarters of each fiscal year was different than the final annual effective rate and the adjustment of income taxes was all reflected in the quarter ended August 31 of each fiscal year.

 All per share data has been restated to reflect the five-for-four stock split occurring in 1996.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 None.

                                PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the company is incorporated into this Form 10-K by this reference to the material set forth in the table under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Election of Directors" in the company's proxy statement relating to the 1997 annual meeting of shareholders ("1997 Proxy Statement"). Information relating to the identification of executive officers of the company is found in Part I of this Form 10-K. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by this reference to the material set forth under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement.


 Item 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth in the 1997 Proxy Statement under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Director Compensation." Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Compensation of Executive Officers", ending with the material set forth under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Pension Plan and Other Benefits", and (2) the material set forth under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Committee Interlocks and Insider Participation", in the 1997 Proxy Statement.


 Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth in the 1997 Proxy Statement under "INFORMATION RELATING TO THE WAUSAU ANNUAL MEETING-Beneficial Ownership of Wausau Common Shares."


 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

                                PART IV

 Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.

 (a) Financial statements and financial statement schedules, filed as part of this report and required by Item 14(d), are set forth in
      Part II, Item 8.

 (b)  Reports on Form 8-K.
      Form 8-K dated August 24, 1997 relating to the merger of the Registrant. See Item 1.

 (c)  Exhibits required by Item 601 of Regulation S-K.

      The following exhibits are filed with the Securities and Exchange Commission as part of this report.
                                                         Incorporated
                                                           Exhibit <dagger>

 2.1   Agreement and Plan of Merger dated August 24, 1997
       among Registrant, Mosinee Paper Corporation and
       WPM Holdings, Inc.                                     99.1(1)

 3.1   Articles of Incorporation, as amended December 21,
       1995                                                      3(2)

 3.2   Bylaws, as restated July 17, 1992                      3(b)(3)

 4.1   Articles and Bylaws (see Exhibits 3.1 and 3.2)

 10.1  Executive Officers' Deferred Compensation
       Retirement Plan, as amended September 18, 1996*       10(a)(4)

 10.2  Incentive Compensation Plans, as amended
       September 17, 1997 (Printing and Writing Division and Technical Specialty Division)*

 10.3  Corporate Management Incentive Plan, as amended
       September 18, 1996*                                  10(c)(4)

 10.4  1988 Stock Appreciation Rights Plan, as amended
       April 17, 1991*                                      10(d)(4)

 10.5  1988 Management Incentive Plan, as amended
       April 17, 1991*                                      10(e)(4)

 10.6  1990 Stock Appreciation Rights Plan, as amended
       April 17, 1991*                                      10(f)(4)

 10.7  Deferred Compensation Agreement dated March 2,
       1990, as amended July 1, 1994*                       10(h)(5)

 10.8  1991 Employee Stock Option Plan*

 10.9  1991 Dividend Equivalent Plan*                       10(i)(6)

 10.10 Supplemental Retirement Benefit Plan dated
       January 16, 1992, as amended November 13, 1995*         10(7)

 10.11 Directors' Deferred Compensation Plan*               10(k)(6)

 10.12 Director Retirement Benefit Policy*                  10(o)(8)

 10.13 Transition Benefit Agreement with President and
       CEO

 27.1 Financial Data Schedule

 29.1 Subsidiaries as of August 31, 1997

 *All exhibits represent executive compensation plans and arrangements.

 <bullet>  Where exhibit has been previously filed and incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number of such exhibit in the following reports of the registrant (Commission File No. 0-7574) filed with the Securities and Exchange Commission.

 (1) Current report on Form 8-K dated August 24, 1997.
 (2) Quarterly report on Form 10-Q for the quarterly period ended
     February 29, 1996.
 (3) Annual report on Form 10-K for the fiscal year ended August 31, 1992.
 (4) Annual report on Form 10-K for the fiscal year ended August 31, 1996.
 (5) Annual report on Form 10-K for the fiscal year ended August 31, 1994.
 (6) Quarterly report on Form 10-Q for the quarterly period ended
     November 30, 1996.
 (7) Quarterly report on Form 10-Q for the quarterly period ended
     November 30, 1995.
 (8) Annual report on Form 10-K for the fiscal year ended August 31, 1993.

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            Allowance                 Allowance
                                                for      Allowance        for
 (all dollar amounts in                      Doubtful       for         Pending
 thousands)                        Total     Accounts    Discounts      Credits
 Balance August 31, 1994        $  4,644     $  1,335     $    517     $  2,792
 Charges to costs and expenses    17,099          141        7,781        9,177
 Deductions                     ( 16,663)    (      3)    (  7,658)    (  9,002)

 Balance August 31, 1995        $  5,080     $  1,473     $    640     $  2,967
 Charges to costs and expenses    17,599           48        8,003        9,548
 Deductions                     ( 16,675)    (    100)    (  8,042)    (  8,533)

 Balance August 31, 1996        $  6,004     $  1,421     $    601     $  3,982
 Charges to costs and expenses    18,372          215        8,139       10,018
 Deductions                     ( 18,501)    (     77)    (  8,052)    ( 10,372)

 Balance August 31, 1997        $  5,875     $  1,559     $    688     $  3,628

                               SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WAUSAU PAPER MILLS COMPANY


                                  /s/ STEVEN A. SCHMIDT
                                  Steven A. Schmidt
                                  Vice President Finance,
                                    Secretary and Treasurer
                                    (Principal Accounting and
                                     Financial Officer)
                                  Date:  October 31, 1997


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ SAN W. ORR, JR.                   /s/ DAVID B. SMITH, JR.
 San W. Orr, Jr.                       David B. Smith, Jr.
 October 31, 1997                      October 31, 1997
 Chairman of the Board                 Director


 /s/ DANIEL D. KING                    /s/ GARY W. FREELS
 Daniel D. King                        Gary W. Freels
 October 31, 1997                      October 31, 1997
 President and Chief                   Director
   Executive Officer
   (Principal Executive Officer)
 Director


 /s/ HARRY R. BAKER
 Harry R. Baker
 October 31, 1997
 Director

                       EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-K
                                OF
                    WAUSAU PAPER MILLS COMPANY
               FOR THE PERIOD ENDED AUGUST 31, 1997
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



 EXHIBIT 10 - MATERIAL CONTRACTS*

 10.2   Incentive Compensation Plans, as amended
        September 17, 1997 (Printing and Writing Division and Technical Specialty Division)

 10.8   1991 Employee Stock Option Plan

 10.13  Transition Benefit Agreement with President and CEO

        *All exhibits represent executive compensation plans and arrangements.

 EXHIBIT  21.1 - SUBSIDIARIES OF THE REGISTRANT

        Subsidiaries of the Registrant as of August 31, 1997

 EXHIBIT 27 - FINANCIAL DATA SCHEDULE


       <dagger>Exhibits required by Item 601 of Regulation S-K
       which have been previously filed and are incorporated by reference are set forth in Part IV, Item 14(c) of the Form
       10-K to which this Exhibit Index relates.