Form 10-Q
period 1997-11-30
WAUSAU PAPER MILLS CO
filed 1998-01-14
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-Q


 (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended NOVEMBER 30, 1997

                                  OR

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _________ to _________


                    Commission file number: 0-7574

                   WAUSAU-MOSINEE PAPER CORPORATION
          (Exact name of registrant as specified in charter)

         WISCONSIN                                 39-0690900
 (State of incorporation)                 (I.R.S. Employer Identification
                                                     Number)

                        1244 KRONENWETTER DRIVE
                          MOSINEE, WI  54455
                (Address of principal executive office)


   Registrant's telephone number, including area code:  715/693-4470


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No ________

 The number of common shares outstanding at November 30, 1997 was 36,519,972.*

 *As a result of the merger with Mosinee Paper Corporation effective December 17, 1997, approximately 57,801,767 shares were outstanding on such date.

                      WAUSAU-MOSINEE PAPER CORPORATION

                              AND SUBSIDIARIES

                                    INDEX

                                                               PAGE NO.

 PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of                      1
                  Income Three Months Ended
                  November 30, 1997 (unaudited) and
                  November 30, 1996 (unaudited)

                  Condensed Consolidated Balance                  2
                  Sheets November 30, 1997 (unaudited)
                  and August 31, 1997 (derived from audited financial statements)

                  Condensed Consolidated Statements               3
                  of Cash Flows Three Months
                  Ended November 30, 1997 (unaudited) and
                  November 30, 1996 (unaudited)

                  Notes to Condensed Consolidated                 4 - 5
                  Financial Statements

         Item 2.  Management's Discussion and                     6 - 9
                  Analysis of Financial Condition
                  and Results of Operations


 PART II. OTHER INFORMATION

         Item 5.  Other Information                               10

         Item 6.  Exhibits and Reports on Form 8-K                10 - 11

                       PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS:

 CONSOLIDATED STATEMENTS OF INCOME
 Wausau-Mosinee Paper Corporation and Subsidiaries
                                                                   For the Three Months
 (Dollars in thousands, except per share data - unaudited)          Ended November 30

                                                                   1997            1996
 Net Sales                                                  $   158,987     $   139,639
   Cost of products sold                                        131,755         113,299

 GROSS PROFIT                                                    27,232          26,340
   Selling, administrative and
    research expenses                                             8,267           8,016

 OPERATING PROFIT                                                18,965          18,324
   Interest income                                                   16              89
   Interest expense                                              (1,118)           (585)
   Other income                                                      15              36

 EARNINGS BEFORE INCOME TAXES                                    17,878          17,864
   Provision for income taxes                                     6,700           6,750

 NET EARNINGS                                               $    11,178     $    11,114

 NET EARNINGS PER COMMON SHARE                              $       .31     $       .30

 WEIGHTED AVERAGE NUMBER OF SHARES                           36,516,000      36,513,000

 CONSOLIDATED BALANCE SHEETS
 Wausau-Mosinee Paper Corporation and Subsidiaries
(Dollars in thousands)                                  November 30       August 31
                                                              1997*           1997*

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $  7,947       $   5,297
  Accounts and notes receivable                              42,911          50,296
  Inventories                                                83,477          84,112
  Other current assets                                       10,913           9,714

Total current assets                                        145,248         149,419

Property, plant and equipment                               384,705         386,466

Other assets                                                 19,728          19,730

TOTAL ASSETS                                               $549,681        $555,615


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                     $  6,228        $  6,290
  Accounts payable                                           31,533          29,890
  Accrued and other liabilities                              20,171          24,406
  Accrued income taxes                                        5,534           1,719

Total current liabilities                                    63,466          62,305

LONG-TERM LIABILITIES

  Long-term debt                                             63,060          83,510
  Deferred income taxes                                      51,190          49,301
  Other liabilities                                          57,233          56,945

Total long-term liabilities                                 171,483         189,756

Total shareholders' equity                                  314,732         303,554

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $549,681        $555,615

 * The consolidated balance sheet at November 30, 1997 is unaudited. The August 31, 1997 consolidated balance sheet is derived from audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau-Mosinee Paper Corporation and Subsidiaries
(Dollars in thousands - unaudited)                 For the Three Months
                                                    Ended November 30

                                                     1997           1996
 Operating Activities:

 Net earnings                                    $ 11,178       $ 11,114

 Noncash items:
   Provision for depreciation, depletion
    and amortization                                7,458          6,354
   Deferred income taxes                            1,889          2,056

  Changes in operating assets and liabilities:

   Receivables                                      7,385          1,907
   Inventories                                        635        (10,615)
   Other assets                                    (1,204)           230
   Accounts payable and other liabilities             558          7,855
   Accrued income taxes                             3,815            901

 NET CASH PROVIDED BY OPERATING ACTIVITIES         31,714         19,802

 Investing Activities:
 Capital expenditures                              (6,695)       (10,234)
 Proceeds from property, plant and
  equipment disposals                                   5
 Net cash distributed from funds
  restricted for capital additions                                 2,552

 NET CASH USED IN INVESTING ACTIVITIES             (6,690)        (7,682)
 Financing Activities:
 Net repayments under
  revolving credit facility                       (20,004)       (10,500)
 Repayments of long-term debt                         (88)           (84)
 Dividends paid                                    (2,282)        (2,008)

 NET CASH USED IN FINANCING ACTIVITIES            (22,374)       (12,592)

 Net increase (decrease) in cash and cash
   equivalents                                      2,650           (472)
 Cash and cash equivalents at beginning of
   year                                             5,297          2,372
 CASH AND CASH EQUIVALENTS AT END OF QUARTER     $  7,947       $  1,900

 Supplemental Information:

 Interest paid (net of amount capitalized)       $  1,169       $    627

 Income taxes paid                                    995          3,814

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1: The accompanying unaudited condensed financial statements include all adjustments, which are all normal and recurring in nature and, in the opinion of management, present fairly the results for the interim periods presented. Refer to the Notes to Financial Statements which appear in the 1997 Annual Report on Form 10-K for the company's accounting policies which are pertinent to these statements.

         On December 17, 1997, the merger transaction in which Mosinee Paper Corporation ("Mosinee") became a wholly-owned subsidiary of the company (the "Merger") was completed. The Merger was accounted for as a pooling of interests. The accompanying unaudited condensed financial statements do not include the results of operations for Mosinee for the period reported.
         On December 17, 1997, the company also changed its fiscal year reporting period to a calendar year-end.

 Note 2: Selling, administrative and research expenses include stock appreciation rights and stock option discount expense of $36,000 or less than $.01 per share for the quarter ended November 30, 1997 and $584,000 or $.01 per share for the quarter ended November 30, 1996.

 Note 3: Accounts receivable consisted of the following:
                                           NOVEMBER 30, 1997             AUGUST 31, 1997
         Customer Accounts                  $47,346,000                 $52,779,000
         Misc. Notes and Accounts
           Receivable                         2,132,000                   3,392,000

                                            $49,478,000                 $56,171,000
         Less:  Allowance for Discounts,
         Doubtful Accounts and Pending
         Credits                              6,567,000                   5,875,000
         Net Receivables                    $42,911,000                 $50,296,000

 Note 4: The various components of inventories were as follows:
                                        NOVEMBER 30, 1997             AUGUST 31, 1997
          Raw Materials and Supplies          $50,814,000                 $49,594,000
          Work in Process
          and Finished Goods                   45,563,000                  47,418,000
                                              $96,377,000                 $97,012,000
          Less:  LIFO Reserve                  12,900,000                  12,900,000
          Net Inventories                     $83,477,000                 $84,112,000

 Note 5: The accumulated depreciation on fixed assets was $196,236,000 as of November 30, 1997 and $188,969,000 as of August 31, 1997.

 Note 6: A summary of long-term debt is as follows:
                                             NOVEMBER 30, 1997             AUGUST 31, 1997
         Bonds, Mortgages and
         Similar Debt                              $63,000,000                 $83,425,000
         Capitalized Leases                             60,000                      85,000
         Total Long Term Debt                      $63,060,000                 $83,510,000

 Note 7: Dividends per share were as follows:
                          THREE MONTHS ENDING

              NOVEMBER 30, 1997       NOVEMBER 30, 1996
                    $.00*                    $.00*

          * The company's Board of Directors meeting schedule did not result in the declaration of a cash dividend in the three months ended November 30, 1997 or 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations*:

 * Management's discussion and analysis of financial condition and results of operations does not reflect any effect the December 17, 1997 merger with Mosinee Paper Corporation had or may have on the company's operations or its capital resources and liquidity. This discussion and analysis may contain forward-looking statements (see Item 5).

 Result of Operations

 Net Sales

 For the three months ended November 30, 1997, net sales were a first quarter record $159.0 million, an increase of 13.9% over last year's first quarter net sales of $139.6 million. Selling prices for the company's products declined from a year ago due to competitive pressures on several products in the company's printing and writing and technical specialty grades. Shipments of 129,700 were also a first quarter record and were 17.6% ahead of a year ago. First quarter revenues and shipments benefited from the addition of the Otis mill, which was acquired on May 12, 1997.

 Shipments at the company's Printing and Writing Division were a first quarter record and were 6.4% ahead of last year's first quarter shipment level. Order backlog was high at the end of the quarter, as compared to normal historical levels, but was slightly lower than a year ago when backlogs were also very strong.

 Shipments of the company's technical specialty products were an all-time record, as a result of the addition of the Otis mill, exceeding last year by 39.5%. Shipments decreased 4.5% at the Rhinelander mill in the first quarter, compared to a year ago, primarily due to some weakness in pressure sensitive shipments, which were down 5.0%. Order backlog at the Technical Specialty Division was higher than a year ago as a result of the addition of the Otis mill. Rhinelander's order backlog at the end of the quarter was lower than a year ago due to weak demand for its pressure sensitive grades. This weakness resulted in extending Rhinelander's normal planned December maintenance shutdown by three days. No additional downtime at the Rhinelander mill is expected in the foreseeable future. Order backlogs at the Otis mill are also weaker than normal.

 Gross Profit

 Fiscal 1998 first quarter gross profit was $27.2 million or 17.1% of net sales, compared to last year's first quarter gross profit of $26.3 million or 18.9% of net sales. Gross profit margin declined from the previous year due primarily to competitive pressures on prices for the company's paper products and higher pulp costs. Pulp prices have risen by approximately $50 per metric ton since last spring, however, the pulp price increase appears to be short-lived as world markets are weakening and the company expects more favorable fiber costs in the near term.

 The company's Printing and Writing Division operated at capacity during the first quarter of fiscal 1998, with paper mill production slightly higher than a year ago. Printing and writing paper inventories decreased as a result of strong demand.

 First quarter paper mill production at the Technical Specialty Division increased 48.6%, compared to a year ago, mainly as a result of the added production from the Otis mill, which was acquired on May 12, 1997. Paper production at Rhinelander increased slightly over the same fiscal 1997 period. Rhinelander's silicone coaters operated at approximately 96% of available machine time during the first quarter, compared to 83% a year ago. Paper inventory levels at November 30, 1997 at the Technical Specialty Division were higher than a year ago, primarily due to the addition of the Otis mill and weaker demand for pressure sensitive products at the Rhinelander mill.

 Selling, Administrative and Research Expenses

 Selling, administrative and research expenses were $8.3 million in the first quarter of fiscal 1998, compared to $8.0 million last year. Stock appreciation rights and stock option discount expense was less than $.1 million for the three month period ended November 30, 1997, compared to $.6 million for the same period a year ago. Higher costs in the fiscal 1998 period, excluding stock appreciation rights and stock option discount expense, are primarily the result of the addition of the Otis mill which was acquired on May 12, 1997.

 Interest Income and Expense

 Interest income was less than $.1 million in the first quarter of fiscal 1998, compared to $.1 million for the same period a year ago. For the three months ended November 30, 1997, interest expense was $1.1 million, compared to $.6 million for the first quarter of fiscal 1997. Interest expense, excluding capitalized interest, was higher in the first quarter of fiscal 1998, compared to a year ago, as a result of the May 12, 1997 acquisition of Otis Specialty Papers for $55.1 million, which was entirely debt financed. There was no capitalized interest in the first quarter of fiscal 1998, compared to $.1 million last year.

 Income Taxes

 The income tax provision in the first quarter of fiscal 1998 was $6.7 million for an effective tax rate of 37.5%. The effective tax rate in the first quarter of fiscal 1997 was 37.8%.

 Net Earnings

 Net earnings for the three months ended November 30, 1997 were a first quarter record $11.2 million or $.31 per share, compared to $11.1 million or $.30 per share for the same period a year ago. The fiscal 1997 first quarter net earnings were negatively impacted by $.04 per share due to curtailed pulp production and increased maintenance costs associated with repairs to two digesters at the Brokaw mill.

 Cash Provided by Operations

 For the three months ended November 30, 1997, cash provided by operations was $31.7 million, compared to $19.8 million for the first quarter of fiscal 1997. The increase in cash provided by operations in the first quarter of fiscal 1998 is primarily the result of a reduction in inventories and accounts receivable in the current quarter, compared to a large increase in inventories in the first quarter of 1997.

 Capital Expenditures

 Capital expenditures totaled $6.7 million in the first quarter of fiscal 1998, compared to $10.2 million for the same period last year.

 In the first quarter of fiscal 1998, state-of-the-art web inspection equipment was installed on No. 7 and No. 9 paper machines at the Rhinelander mill. Cleaning equipment was also installed on a rewinder at Rhinelander with a second rewinder similarly equipped in December 1997. Installation of these devices has enabled the company's Rhinelander mill to make further advances in the quality of its pressure sensitive products. Work is underway on the $8 million capacity expansion project for the Groveton mill, which will increase that mill's papermaking capacity by 5%, and the $9 million pulp mill digester and process upgrade project at the Brokaw pulp mill, which will increase pulp production by 15%.

 Total capital expenditures are projected to be less than $50 million in fiscal 1998.

 Financing

 Long-term debt decreased $20.5 million in the first quarter of fiscal 1998 to $63.1 million as a result of strong earnings, reduced working capital and lower capital expenditure requirements. Long-term debt at November 30, 1997 consisted of $12 million in notes to Prudential Insurance Company of America and its subsidiaries, at a fixed rate of 6.03% and $19 million in variable rate development bonds with an interest rate of 4.15% at the end of the quarter. In addition, the company had $32 million outstanding under its revolving credit facility, with effective interest rates ranging from 5.87% to 6.13% at November 30, 1997. There was no commercial paper outstanding at the end of the quarter.

 Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

 Common Stock Repurchase

 On June 30, 1994, the company's Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. This authorization was reduced by the Board in December 1997 to the extent required to satisfy stock repurchase authorization limits applicable as a result of the recent merger, accounted for as a pooling of interests, with Mosinee Paper Corporation. As of the date of this report, the company estimates that it may reacquire approximately one million shares under this modified authorization. The company did not repurchase any shares of company's common stock during the quarter ended November 30, 1997.

 Dividends

 The Board of Directors declared a cash dividend of $.0625 per share payable on Thursday, January 15, 1998 to shareholders of record (including former Mosinee Paper Corporation shareholders) as of Monday, January 5, 1998. Since Wausau-Mosinee Paper Corporation has changed from a fiscal year ending in August to a calendar year reporting basis, no action was initiated by the Board to increase the cash dividend. Future annual meetings will be held in April and the Board of Directors will consider appropriate dividend policy at that time. Future quarterly dividends are expected to be paid in the months of May, August, November and February.

                         PART II - OTHER INFORMATION


 ITEM 5. OTHER INFORMATION:

 MERGER

     On December 17, 1997, the merger between Wausau Paper Mills Company ("Wausau") and Mosinee Paper Corporation ("Mosinee") pursuant to which Mosinee became a wholly-owned subsidiary of Wausau (the "Merger") was completed. In connection with the Merger, Wausau's corporate name was changed to "Wausau-Mosinee Paper Corporation."

 CHANGE IN FISCAL YEAR

     On December 17, 1997, the Board of Directors of the company voted to change the fiscal year of the company from a fiscal year ending on August 31 to a fiscal year ending on December 31.

 CAUTIONARY STATEMENT

     This quarterly report contains certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-looking Information" in the company's Form 10-K for the year ended August 31, 1997 and, from time to time, in the company's other filings with the Securities and Exchange Commission.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

 (a)  Exhibits required by Item 601 of Regulation S-K.

      The following exhibits are filed with the Securities and Exchange Commission as part of this report.

                                                                Incorporated
                                                              EXHIBIT <dagger>

      2.1    Agreement and Plan of Merger dated August 24,
             1997 among Registrant, Mosinee Paper Corporation
             and WPM Holdings, Inc. ............................... 99.1{1}

      3.1    Restated Articles of Incorporation, as amended
             December 17, 1997 ....................................  4.1{2}

      3.2    Restated Bylaws, as amended December 17, 1997 ........  4.2{2}

      4.1    Articles and Bylaws (see Exhibits 3.1 and 3.2)

     10.1    Executive Officers' Deferred Compensation Retirement
             Plan, as amended September 18, 1996* .................10(a){3}

     10.2    Incentive Compensation Plans, as amended
             September 17, 1997 (Printing and Writing Division and Technical Specialty Division)*

     10.3    Corporate Management Incentive Plan, as amended
             September 18, 1996* .................................10(c){3}

     10.4    1988 Stock Appreciation Rights Plan, as amended
             April 17, 1991* .....................................10(d){3}

     10.5    1988 Management Incentive Plan, as amended
             April 17, 1991* .....................................10(e){3}

     10.6    1990 Stock Appreciation Rights Plan, as amended
             April 17, 1991* .....................................10(f){3}

     10.7    Deferred Compensation Agreement dated March 2, 1990,
             as amended July 1, 1994* ............................10(h){4}

     10.8    1991 Employee Stock Option Plan* ....................10.8{5}

     10.9    1991 Dividend Equivalent Plan* ......................10(i){6}

     10.10   Supplemental Retirement Benefit Plan dated
             January 16, 1992, as amended November 13, 1995* .....10{7}

     10.11   Directors' Deferred Compensation Plan* ..............10(k){6}

     10.12   Director Retirement Benefit Policy* .................10(o){8}

     10.13   Transition Benefit Agreement with President and
             CEO .................................................10.13{5}

     27.1    Financial Data Schedule

     29.1    Subsidiaries as of August 31, 1997 ..................29.1{5}

     *Executive compensation plans or arrangements.

     <dagger> Where exhibit has been previously filed and incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number of such exhibit in the following reports of the registrant (Commission File No. 0-7574) filed with the Securities and Exchange Commission.

      (1)   Current report on Form 8-K dated August 24, 1997.
      (2)   Registration Statement on Form S-8 dated December 17, 1997.
      (3)   Annual report on Form 10-K for the fiscal year ended
            August 31, 1996.
      (4)   Annual report on Form 10-K for the fiscal year ended
            August 31, 1994.
      (5)   Annual report on Form 10-K for the fiscal year ended
            August 31, 1997.
      (6) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1996.
      (7) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.

      (8)   Annual report on Form 10-K for the fiscal year ended
            August 31, 1993.

                                S I G N A T U R E

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 WAUSAU-MOSINEE PAPER CORPORATION



 Registrant


 By:  GARY P. PETERSON
      Gary P. Peterson
      Senior Vice President Finance,
        Secretary and Treasurer

 (Principal Financial Officer)


 Date:  January 12, 1998

                                EXHIBIT INDEX
                                     TO
                                  FORM 10-Q
                                     OF
                      WAUSAU-MOSINEE PAPER CORPORATION
                   FOR THE PERIOD ENDED NOVEMBER 30, 1997
                Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. <section>232.102(d))



 EXHIBIT 27 - FINANCIAL DATA SCHEDULE