Form 10-QT
period 1997-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 1998-02-17
CIK 105076

FORM 10-QT

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

   (Mark One)
     [  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended __________________

                                   OR

     [X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


 For the transition period from September 1, 1997 to December 31, 1997


                   Commission file number:  0-7574

                  WAUSAU-MOSINEE PAPER CORPORATION
        (Exact name of registrant as specified in charter)


           WISCONSIN                          39-0690900
    (State of incorporation)    (I.R.S Employer Identification Number)


                        1244 KRONENWETTER DRIVE
                     MOSINEE, WISCONSIN 54455-9099
               (Address of principal executive office)


    Registrant's telephone number, including area code: 715-693-4470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing require-ments for the past 90 days.
                           Yes   X       No _____


The number of common shares outstanding at December 31, 1997 was 57,801,767.

                     WAUSAU-MOSINEE PAPER CORPORATION

                            AND SUBSIDIARIES

                                  INDEX
                                                               Page No.
PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Statements of
                 Income, Four Months Ended
                 December 31, 1997 and 1996 (unaudited)              1

                 Condensed Consolidated Balance
                 Sheets, December 31, 1997 and
                 August 31, 1997 (unaudited)                         2

                 Condensed Consolidated Statements
                 of Cash Flows, Four Months Ended
                 December 31, 1997 and 1996 (unaudited)              3

                 Notes to Condensed Consolidated
                 Financial Statements                              4-7

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                        7-11

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings                                  12

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                   13

     Item 5.     Other Information                                  13

     Item 6.     Exhibits and Reports on Form 8-K                14-16

                     PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Wausau-Mosinee Paper Corporation and Subsidiaries
                                                 Four Months Ended
                                                    December 31,
($ thousands, except per share data -
unaudited)                                      1997          1996
NET SALES                                   $319,767      $283,307

   Cost of products sold                     258,613       222,413

GROSS PROFIT                                  61,154        60,894

   Selling, administrative and
     research expenses                        21,342        21,703
   Expense of merger                          13,503             0

OPERATING PROFIT                              26,309        39,191

   Interest income                                29           112

   Interest expense                           (2,725)       (1,964)

   Other income (expense)                        388          (281)

EARNINGS BEFORE INCOME TAXES                  24,001        37,058

   Provision for income taxes                 14,100        14,334

NET EARNINGS                                $  9,901      $ 22,724

NET EARNINGS PER SHARE BASIC                $   0.17      $   0.39

NET EARNINGS PER SHARE DILUTED              $   0.17      $   0.39

WEIGHTED AVERAGE NUMBER OF
   SHARES BASIC                           57,798,529    58,504,007

WEIGHTED AVERAGE NUMBER OF
   SHARES DILUTED                         58,157,305    58,791,629

CONSOLIDATED BALANCE SHEETS
Wausau-Mosinee Paper Corporation and Subsidiaries
($ thousands - unaudited)                December 31,        August 31,
                                            1997                1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $   2,584          $  7,973

  Receivables                                69,674            79,115

  Refundable income taxes                     2,799                 0

  Inventories                               143,610           133,151

  Other current assets                       16,262            17,511

Total current assets                        234,929           237,750

Property, plant and equipment               604,930           596,233

Other assets                                 32,205            30,634

TOTAL ASSETS                               $872,064          $864,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt      $  6,207          $  6,290

 Accounts payable                            53,181            48,677

 Accrued and other liabilities               48,888            47,346

 Accrued income taxes                             0             3,930

 Total current liabilities                  108,276           106,243

LONG-TERM LIABILITIES
 Long-term debt                             140,500           152,349

 Deferred income taxes                       92,947            86,936

 Other long-term liabilities                 88,926            86,195

 Total long-term liabilities                322,373           325,480

Commitments and contingencies                 ---               ---

Preferred stock of subsidiary                 1,255             1,255

Total shareholders' equity                  440,160           431,639

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $872,064          $864,617

CONSOLIDATED STATEMENTS OF CASH FLOWS
Wausau-Mosinee Paper Corporation and Subsidiaries
                                                   Four Months Ended
                                                      December 31,
($ thousands - unaudited)                       1997             1996
OPERATING ACTIVITIES:
Net earnings                                 $ 9,901          $22,724
Noncash items:
   Provision for depreciation, depletion
      and amortization                        16,681           15,004
   Recognition of deferred revenue          (     13)        (     13)
   Provision for losses on accounts
      receivable                                  16               53
   (Gain) loss on property, plant
      and equipment disposals               (    692)             248
   Deferred income taxes                       6,409            3,893
Changes in operating assets and
   liabilities:
   Receivables                                11,597           14,919
   Inventories                              ( 11,348)        ( 17,476)
   Other assets                             (  1,070)        (  1,491)
   Accounts payable and other liabilities      7,928           13,112
   Accrued and refundable income taxes      (  9,391)        (  3,372)

NET CASH PROVIDED BY OPERATING ACTIVITIES     30,018           47,601

INVESTING ACTIVITIES:
Capital expenditures                        ( 23,040)        ( 21,902)
Proceeds from property, plant and
  equipment disposals                            394              323
Net cash distributed from funds
  restricted for capital additions                 0            2,547

NET CASH USED IN INVESTING ACTIVITIES       ( 22,646)        ( 19,032)

FINANCING ACTIVITIES:
Net payments under
   revolving credit agreements              (  5,446)        ( 24,449)
Repayments of long-term debt                (    116)        (    112)
Dividends paid                              (  3,346)        (  2,847)
Proceeds from stock options exercised             88                0
Payments for purchase of company stock             0         (    822)

NET CASH USED IN FINANCING ACTIVITIES       (  8,820)        ( 28,230)

Net increase (decrease) in cash and
   cash equivalents                         (  1,448)             339
Cash and cash equivalents at beginning
   of period                                   4,032              142
Cash and cash equivalents at end of
   period                                    $ 2,584          $   481

Supplemental Cash Flow Information:
  Interest paid - net of amount
    capitalized                              $ 2,822          $ 2,315
  Income taxes paid                           17,093           13,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the 1997 Annual Report on form 10-K for the company's accounting policies which are pertinent to these statements.

Note 2. On December 17, 1997, Wausau Paper Mills Company ("Wausau") completed a merger with Mosinee Paper Corporation ("Mosinee") in which Mosinee became a wholly-owned subsidiary of Wausau. Simultaneous with the consummation of the merger, Wausau changed its name to Wausau-Mosinee Paper Corporation ("the company"). Wausau issued 1.4 shares of common stock for each share of Mosinee outstanding common stock. A total of 21,281,795 shares of the company's common stock were issued as a result of the merger (after adjustment for fractional shares).

         The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, all prior period financial statements presented have been restated to include the financial position, results of operations, and cash flows for Wausau and Mosinee combined. Prior to the merger, Wausau's fiscal year-end was August 31 and Mosinee's was December 31. Subsequent to the merger, the company adopted a calendar year-end.

         The unaudited consolidated statements of income and cash flows for the four months ended December 31, 1997 and 1996 reflect the results of operations and cash flows for Wausau and Mosinee combined. The unaudited consolidated balance sheet at December 31, 1997 reflects the combined financial position of Wausau and Mosinee. The unaudited combined balance sheet as of August 31, 1997 presents the financial position of Wausau and Mosinee as of August 31, 1997 and June 30, 1997, respectively. As a result of Wausau and Mosinee having different fiscal years, Mosinee's results of operations for the two-month period ended August 31, 1997, has been excluded from previously reported results of operations and, therefore, added to the opening balance of the company's retained earnings at September 1, 1997. Mosinee had net sales, expense, and net income of $58,667,000, $54,405,000 and $4,262,000 respectively for the two-month period ended August 31, 1997.

         The results of operations for Wausau and Mosinee and the combined amounts presented in the consolidated financial statements follow.

                                            FOR THE FOUR MONTHS ENDED
                                                   DECEMBER 31,
         ($ thousands)                        1997               1996
         NET SALES:
           WAUSAU                         $203,169           $179,075
           MOSINEE                         116,598            104,232
           COMBINED                       $319,767           $283,307

         NET INCOME:
           WAUSAU                         $  5,282           $ 13,820
           MOSINEE                           4,619              8,904
           COMBINED                       $  9,901           $ 22,724

         In connection with the merger the company incurred $13,503,000 ($13,203,000 after taxes, or $0.23 per common share) of merger-related costs which were charged to operations during the four month period ended December 31, 1997.

Note 3. Selling, administrative and research expense include expenses for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all such plans had been exercised on that day. For the four months ended December 31, 1997, these plans resulted in after-tax income of $393,000 or less than $0.01 per share, compared to an after-tax expense of $1,605,000 or $0.03 per share for the same period last year.

Note 4.  Accounts receivable consisted of the following:
         ($ thousands)                           December 31,    August 31,
                                                    1997            1997
         Customer Accounts                        $74,482         $83,076

         Misc. Notes and Accounts Receivable        3,932           4,318

                                                   78,414          87,394
         Less: Allowances for Discounts,
         Doubtful Accounts and Pending Credits      8,740           8,279

         Net Receivables                          $69,674         $79,115

Note 5.  The various components of inventories were as follows:
         ($ thousands)                           December 31,      August 31,
                                                    1997             1997
         Raw Materials and Supplies              $ 87,486         $ 78,707

         Finished Goods and Work in Process        76,279           73,960

             Subtotal                             163,765          152,667

         Less:  LIFO Reserve                       20,155           19,516

         Net inventories                         $143,610         $133,151

Note 6. The accumulated depreciation on fixed assets was $385,679,000 as of December 31, 1997 and $367,686,000 as of August 31, 1997.

Note 7. Earnings per share of common stock is based on the weighted average number of common shares outstanding and gives effect to applicable preferred stock dividends. The Sorg Paper Company preferred stock dividends in arrears for the four months ended December 31, 1997 and 1996 were $34,518.

Note 8.  A summary of long-term debt is as follows:
         ($ thousands)                         December 31,     August 31,
                                                  1997             1997
         Bonds, Mortgages and Similar Debt     $140,449         $152,265

         Capitalized Leases                          51               84

         Total Long-Term Debt                  $140,500         $152,349

Note 9.  Dividends per share were as follows:
                    FOUR MONTHS ENDING
         DECEMBER 31,               DECEMBER 31,
            1997                       1996
           $0.0625                   $0.0625

         The company's Board of Directors declared a cash dividend payable January 15, 1998 to shareholders of record January 5, 1998. As a result of the additional stock issued to consummate the merger, dividends payable at December 31, 1997 were $3,616,000 compared to $2,282,000 for December 31, 1996.

Note 10. Certain legal proceedings are described under Part II, Item 1 of this report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

On December 17, 1997, Wausau Paper Mills Company ("Wausau") completed a merger with Mosinee Paper Corporation ("Mosinee") in which Mosinee became a wholly owned subsidiary of Wausau. Simultaneous with the consummation of the merger, Wausau changed its name to Wausau-Mosinee Paper Corporation ("the company"). The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly all financial statements presented, Management's Discussion and Analysis of Financial Condition and Results of Operations, and all other sections of this Form 10-Q are presented for the combined operations of Wausau and Mosinee as if the merger had occurred at the beginning of each period presented. Reference Note 2 of the Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS

Net Sales

For the four months ended December 31, 1997, net sales were the highest ever for the combined operations of Wausau-Mosinee Paper Corporation totaling $319.8 million, an increase of 12.9% over net sales in the comparable period in 1996 of $283.3 million. Shipments in 1997 for all three operating groups (Printing & Writing, Specialty Papers, Towel & Tissue) were the highest ever for the four month period. Revenue and shipment growth over the 1996 period was aided by the acquisitions of B & J Supply in April, 1997 and Otis Specialty Papers in May, 1997. Selling prices for the company's products declined from a year ago due to competitive pressures on several products in the company's printing and writing and specialty grades. A lower-priced mix of specialty products and towel and tissue products also negatively impacted average price realizations in the 1997 period compared to a year ago.

Shipments at the company's Printing and Writing Group were a record for the four month period September through December and were 12.9% ahead of last year's shipment level for the same four months. The acquisition of B & J Supply in April, 1997 accounts for less than half of the shipment improvement, with solid volume gains at both the paper manufacturing operations and the converted products facilities making up the balance. Order backlogs at December 31, 1997 were higher than a year ago.

Shipments of the company's specialty products were also the highest ever for the four month period ending December, as a result of the addition of the Otis Specialty Papers operations, acquired in May, 1997. Shipments for the 1997 period exceeded last year by 22.6%. Shipments


* This discussion and analysis may contain forward-looking statements (see Item 5).

decreased 5.2% at the Rhinelander mill, compared to a year ago, due to weak demand for pressure sensitive and packaging products. The Pulp & Paper and Sorg operations increased shipments in total by 4.3% in the 1997 period compared to 1996. Order backlogs for the Specialty Papers Group were lower than a year ago despite the addition of the Otis mill as each of the four operating facilities had a weak backlog at December 31, 1997 which was lower than a year ago. The weak market conditions resulted in extending Rhinelander's normal planned December maintenance shutdown by three days.

Shipments of the company's towel and tissue products for the four months ended December 31, 1997 were also the highest ever for the four month period increasing 25.0% over the same period in 1996. Four additional lines of converting equipment were installed during 1997 providing the additional capacity to achieve the volume gain. Towel and tissue product backlogs were slightly lower, however, at December 31, 1997 than a year ago.

Gross Profit

Gross profit for the four months ending December, 1997 was $61.2 million or 19.1% of net sales, compared to last year's gross profit of $60.9 million or 21.5% of net sales. The gross profit margin for the four months of 1997 declined from the previous year due primarily to competitive pressures on prices for the company's paper products, a lower-priced mix of specialty and towel and tissue products sold and higher pulp costs. Pulp prices had risen by approximately $50 per metric ton since last spring, however, the pulp markets weakened in December 1997 and January 1998 as a result of the economic problems in Asia. The company expects more favorable pulp costs in the near term. Waste paper and softwood pulpwood prices were also higher in the 1997 period compared to 1996.

The company's paper mills operated at capacity for the 1997 four month period, with the exception of the Rhinelander mill which extended its December maintenance shutdown by three days due to weak demand for its technical specialty products. Total paper mill production was 11% higher in the 1997 period versus 1996 due primarily to the acquisition of Otis Specialty Papers in May, 1997. Total paper inventories at December 31, 1997 were 10% higher than paper inventory levels at December 31, 1996 as a result of weak demand for specialty products and the Otis acquisition.

Selling, Administrative and Research Expenses

In connection with the merger of Wausau and Mosinee, the company incurred pretax expenses related to the merger of $13.5 million which were charged to operations in the four month period ending December 31, 1997. The costs include all professional fees and other transaction costs for executing the merger as well as the cost of the severance benefits paid to the former CEO of Wausau. The merger costs on an after-tax basis were $13.2 million or $.23 per share.

Selling, administrative and research expenses, excluding the merger costs, were $21.3 million in the 1997 four month period, compared to $21.7 million in the same four month period last year. Adjustments for stock price based incentive plans resulted in income of $.6 million in the 1997 period compared to expense of $2.6 million for the same period a year ago. Higher costs in the

1997 period, excluding the impact of the incentive plan adjustments, are primarily the result of the addition of the Otis mill which was acquired in May, 1997 and B & J Supply which was purchased in April, 1997. In addition, the recognition of $.5 in advertising costs was accelerated into the 1997 period due to changing to a calendar year reporting basis.

Interest and Other Expense

Interest expense was $2.7 million in the four month period ended
December 31, 1997, compared to $2.0 million for the same period last year. Interest expense, excluding capitalized interest, was higher in the 1997 period, compared to last year, due to the acquisitions of Otis Specialty Papers for $55.1 million and B & J Supply for $8.2 million, which were entirely debt financed. Capitalized interest was $.2 million and $.3 million for the 1997 and 1996 periods, respectively. Other income of $.4 million was recorded in the four month period ended December 31, 1997, compared to other expense of $.3 million a year ago. The difference in other income and expense between the two periods is primarily due to gains from asset disposals in the 1997 period.

Income Taxes

The income tax provision in the four month period ended December 31, 1997 was $14.1 million, for an effective tax rate of 58.7%. The unusually high tax rate is the result of $13.5 million in merger related expenses during the period, most of which were not tax deductible. The after tax expense of the merger costs was $13.2 million. Excluding the impact of the charge for merger related expenses, the effective tax rate was 38.4%. The effective tax rate for the same period in 1996 was 38.7%.

Net Earnings

Net earnings for the four months ended December 31, 1997 were $9.9 million or $0.17 per share, compared to $22.7 million or $0.39 per share for the same period a year ago. Net earnings in the 1997 period include a $13.5 million pretax charge for merger related expenses. Net earnings were $23.1 million or $.40 per share, excluding the impact of the merger related expenses. Net earnings for the four month period ended December 31, 1996 were negatively impacted by $0.04 per share due to curtailed pulp production and increased maintenance costs associated with repairs to two digesters at the Brokaw mill.

Cash Provided by Operations

For the four months ended December 31, 1997, cash provided by operations was $30.0 million, compared to $47.6 million for the same period a year ago. The decrease in cash provided by operations in the 1997 period is primarily due to lower earnings as a result of merger related expenses and lower selling prices, compared to a year ago.

Capital Expenditures

Capital expenditures totaled $23.0 million in the four month period ended December 31, 1997, compared to $21.9 million for the same period last year.

During the four months ended December 31, 1997, state-of-the-art web inspection and cleaning devices were installed at the Rhinelander mill. These devices have enabled the Rhinelander mill to make further advances in the quality of its pressure sensitive products.

Work is continuing on several other major capital projects throughout the company. At the Brokaw mill, a pulp mill digester and process upgrade project is under construction, which will increase pulp production by 15%. At the Groveton mill, work is underway on a capacity expansion project, which will increase that mill's papermaking capacity by 5%. The company continues to invest in additional towel and tissue converting equipment at Bay West to keep pace with increasing sales volume.

Total capital expenditures are projected to be approximately $90 million in 1998.

Financing

Long-term debt decreased $11.8 million in the four months ended
December 31, 1997 to $140.5 million. Long-term debt at December 31, 1997 consisted of $70.5 million outstanding under the company's revolving credit facility, with effective interest rates ranging from 5.97% to 6.21%. In addition, the company had $9 million in notes to Prudential Insurance Company of America and its subsidiaries, at a fixed rate of 6.03%, a $20 million loan agreement with a bank, with a fixed rate of 7.83%, and $19 million in variable rate development bonds, with an interest rate of 4.45% at the end of December. There was also $21.9 million in commercial paper outstanding at December 31, 1997, with effective interest rates ranging from 5.79% to 6.04%.

The company maintains a $105 million revolving credit facility with four banks. The revolving credit facility that was in place at Mosinee prior to the merger with Wausau was terminated.

Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.

Common Stock Repurchase

On June 30, 1994, the company's Board of Directors authorized the re-purchase of up to 1,856,250 shares (adjusted for subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. This authorization was reduced by the Board in December 1997 to the extent required to satisfy stock repurchase authorization limits applicable as a result of the recent merger with Mosinee Paper Corporation, which was accounted for as a pooling of interests. The company may repurchase 1,085,196 shares under this modified authorization. The company did not repurchase any shares of the company's common stock during the four month period ended December 31, 1997.

Dividends

The Board of Directors declared a cash dividend of $.0625 per share payable January 15, 1998 to shareholders of record as of Monday, January 5, 1998. Since the company has changed from a fiscal year ending in August to a calendar year reporting basis, no action was initiated by the Board to increase the cash dividend. Future annual meetings will be held in April and the Board of Directors will consider appropriate dividend policy at that time. Future quarterly dividends are expected to be paid in the months of May, August, November and February.

                        PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 13, 1997, the State of Florida filed a civil complaint in the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the company's wholly owned subsidiary, Bay West Paper Corporation, alleging a conspiracy to fix prices starting at least as early as 1993. In addition, on May 13, 1997, a private class action suit was filed in the Northern District of Florida against the same defendants, also alleging a conspiracy to fix prices. Related class action suits have been filed in federal district courts in at least four states and in the state courts of California and Tennessee. The defendants have filed a motion in the California and Tennessee state court proceedings to remove the cases to federal court. The defendants in the private class action suits have filed a motion to transfer and consolidate the suits with the multi-district litigation panel. The company intends to vigorously defend these suits. While the company does not believe, based on the information now available, that these suits will have a material adverse effect on the operations, liquidity or consolidated financial condition of the company, these suits are only recently filed and there can be no assurance as to the effect of their outcome on the company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the company was held on December 17, 1997.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

               Matter                                       Shares Voted
                                                                                  Broker
                                           For     Against   Withheld  Abstain   Non-Vote
1.  Election of Class I Directors
    (a) San W. Orr, Jr.                32,811,522    N/A      194,964    N/A         0

    (b) David B. Smith, Jr.            32,823,330    N/A      183,156    N/A         0

2.  The issuance of shares of          30,705,874     47,469    N/A     66,842   2,186,301
    common stock to shareholders
    of, and pursuant to the
    merger with, Mosinee Paper
    Corporation.

3.  Amendment of the articles          32,781,193    108,947     N/A    62,923      53,423
    of incorporation to change
    Registrant's corporate name
    to "Wausau-Mosinee Paper
    Corporation."

4.  Approval of the 1991               31,873,440    694,384     N/A   267,848     170,814
    Employee Stock Option Plan,
    as amended.

5.  Approval of the appointment        32,889,402     38,428     N/A    78,656       0
    of Wipfli Ullrich Bertelson LLP
    as independent auditors of the
    corporation.

ITEM 5.     OTHER INFORMATION

Year 2000
Wausau-Mosinee Paper Corporation, like most companies today, is heavily dependent upon computer technology to effectively carry out its day to day operations. Until recently, most purchased and custom designed software was not year 2000 compliant, meaning, the software wasn't designed to properly handle dates beyond the year 1999. To ensure its computer systems will be ready to handle dates of the year 2000 and beyond, the company is executing a plan to upgrade its software to become year 2000 compliant. This process is expected to be completed in 1999. No material costs or effects on operations are expected from the upgrade process.

Cautionary Statement
This report contains certain of management's expectations and other forward-looking information regarding the company. While the company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described under the caption "Cautionary Statements Regarding Forward-looking Information" in the company's Form 10-K for the year ended August 31, 1997 and, from time to time, in the company's other filings with the Securities and Exchange Commission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed with the Securities and Exchange
Commission as part of this report.

                                                              Incorporated
                                                            Exhibit <dagger>
     2.1    Agreement and Plan of Merger dated
            August 24, 1997 among Registrant, Mosinee
            Paper Corporation and WPM Holdings, Inc. ...........99.1{1}

     3.1    Restated Articles of Incorporation, as
            amended December 17, 1997 .......................... 4.1{2}

     3.2    Restated Bylaws, as amended December 17, 1997 ...... 4.2{2}

     4.1    Articles and Bylaws (see Exhibits 3.1 and 3.2)

    10.1    Wausau-Mosinee Supplemental Retirement Plan

    10.2    Incentive Compensation Plans, as amended
            September 17, 1997 (Printing and Writing
            Division and Technical Specialty Division)* ........10.2{3}

    10.3    Corporate Management Incentive Plan, as amended
            September 18, 1996* ................................10(c){4}

    10.4    1988 Stock Appreciation Rights Plan, as amended
            April 17, 1991* ....................................10(d){4}

    10.5    1988 Management Incentive Plan, as amended
            April 17, 1991* ....................................10(e){4}

    10.6    1990 Stock Appreciation Rights Plan, as amended
            April 17, 1991* ....................................10(f){4}

    10.7    Deferred Compensation Agreement dated March 2,
            1990, as amended July 1, 1994* .....................10(h){5}

    10.8    1991 Employee Stock Option Plan* ...................10.8{6}

    10.9    1991 Dividend Equivalent Plan* .....................10(i){7}

    10.10   Supplemental Retirement Benefit Plan dated
            January 16, 1992, as amended November 13, 1995* ....10{8}

    10.11   Directors' Deferred Compensation Plan* .............10(k){7}

    10.12   Director Retirement Benefit Policy* ................10(o){9}

    10.13   Transition Benefit Agreement with President
            and CEO* ...........................................10.13{6}

    10.14   Mosinee Paper Corporation 1985 Executive Stock
            Option Plan, as amended December 17, 1997*

    10.15   Mosinee Paper Corporation 1988 Stock
            Appreciation Rights Plan, as amended 4/18/91*

    10.16   Mosinee Paper Corporation 1996 and 1997
            Incentive Compensation Plan for Corporate
            Executive Officers*

    10.17   Mosinee Paper Corporation Supplemental
            Retirement Benefit Plan dated October 17, 1991, as amended August 24, 1997*

    10.18   Mosinee Paper Corporation Supplemental
            Retirement Benefit Agreement
            dated November 15, 1991*

    10.19   Mosinee Paper Corporation
            1994 Executive Stock Option Plan,
            as amended December 17, 1997*

    27.1    Financial Data Schedule

    99.1    Subsidiaries as of December 31, 1997

    *Executive compensation plans or arrangements.

    <dagger> Where exhibit has been previously filed and incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number of such exhibit in the follow-ing reports of the registrant (Commission File No. 0-7574) filed with the Securities and Exchange Commission.

    (1)    Current report on Form 8-K dated August 24, 1997.
    (2)    Registration Statement on Form S-8 dated December 17, 1997.
    (3) Quarterly report Form 10-Q for the quarterly period ended November 30, 1997.
    (4) Annual report on Form 10-K for the fiscal year ended August 31, 1996.
    (5) Annual report on Form 10-K for the fiscal year ended August 31, 1994.
    (6) Annual report on Form 10-K for the fiscal year ended August 31, 1997.
    (7) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1996.
    (8) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.
    (9) Annual report on Form 10-K for the fiscal year ended August 31, 1993.

(b)  Reports on Form 8-K

     The Registrant filed a Form 8-K dated December 17, 1997 reporting the following:

     Item 2. Consummation of merger in which WPM Holdings, Inc., a wholly-owned subsidiary of the Registrant, was merged with and into Mosinee Paper Corporation (the "Merger").

              Change of Registrants' corporate name to "Wausau-Mosinee Paper Corporation" from "Wausau Paper Mills Company."

     Item 7.  The following financial statements were filed:

              (a) Mosinee Paper Corporation audited consolidated financial statements as of December 31, 1996, and December 31, 1995, and for each of the years in the three-year period ended December 31, 1996

              (b) Mosinee Paper Corporation unaudited condensed consolidated financial statements as of September 30, 1997, and September 30, 1996 and for the nine months then ended

              Pro forma information relating to the Merger was filed on February 4, 1998 on Form 8-K dated December 17, 1997.

     Item 8. The Registrant's fiscal year was changed from August 31, to December 31, effective December 31, 1997

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WAUSAU-MOSINEE PAPER CORPORATION



February 13, 1998                   By: GARY P. PETERSON
                                        Gary P. Peterson
                                        Senior Vice President-Finance,
                                        Secretary and Treasurer

                                        (On behalf of the Registrant and as
                                        Principal Financial Officer)

                               EXHIBIT INDEX
                                     TO
                                 FORM 10-QT
                                     OF
                     WAUSAU-MOSINEE PAPER CORPORATION
                  FOR THE PERIOD ENDED DECEMBER 31, 1997
               Pursuant to Section 102(d) of Regulation S-T
                          (17 C.F.R. <section> 232.102(d))


EXHIBIT 4.1     ARTICLES AND BYLAWS (SEE EXHIBITS 3.1 AND 3.2)

EXHIBIT 10.1    WAUSAU-MOSINEE SUPPLEMENTAL RETIREMENT PLAN

EXHIBIT 10.14 MOSINEE PAPER CORPORATION 1985 EXECUTIVE STOCK OPTION PLAN, AS AMENDED DECEMBER 17, 1997

EXHIBIT 10.15   MOSINEE PAPER CORPORATION 1988 STOCK
                APPRECIATION RIGHTS PLAN, AS AMENDED 4/18/91

EXHIBIT 10.16   MOSINEE PAPER CORPORATION 1996 AND 1997
                INCENTIVE COMPENSATION PLAN FOR CORPORATE EXECUTIVE
                OFFICERS

EXHIBIT 10.17   MOSINEE PAPER CORPORATION SUPPLEMENTAL
                RETIREMENT BENEFIT PLAN DATED OCTOBER 17, 1991,
                AS AMENDED AUGUST 24, 1997

EXHIBIT 10.18   MOSINEE PAPER CORPORATION SUPPLEMENTAL
                RETIREMENT BENEFIT AGREEMENT
                DATED NOVEMBER 15, 1991

EXHIBIT 10.19   MOSINEE PAPER CORPORATION
                1994 EXECUTIVE STOCK OPTION PLAN,
                AS AMENDED DECEMBER 17, 1997

EXHIBIT 27.1    FINANCIAL DATA SCHEDULE

EXHIBIT 99.1    SUBSIDIARIES AS OF DECEMBER 31, 1997