Form 10-Q
period 1998-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 1998-05-14
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

    (Mark One)
      [X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998
                                      OR

      [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from____________ to _________________

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


 The number of common shares outstanding at April 30, 1998 was 57,892,170.

                   WAUSAU-MOSINEE PAPER CORPORATION

                           AND SUBSIDIARIES

                                 INDEX
                                                               PAGE NO.
 PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements
                Consolidated Statements of
                Income, Three Months Ended
                March 31, 1998 (unaudited) and
                March 31, 1997 (unaudited)                           1

                Condensed Consolidated Balance
                Sheets, March 31, 1998 (unaudited)
                and December 31, 1997 (derived from
                audited financial statements)                        2

                Condensed Consolidated Statements
                of Cash Flows, Three Months
                Ended March 31, 1998 (unaudited)
                and March 31, 1997 (unaudited)                       3


                Notes to Condensed Consolidated
                Financial Statements                               4-5

       Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                          6-9

 PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings                                   10

       Item 5.  Other Information                                   10

       Item 6.  Exhibits and Reports on Form 8-K                 12-14

                    PART I.  FINANCIAL INFORMATION

 ITEM 1.FINANCIAL STATEMENTS

 CONSOLIDATED STATEMENTS OF INCOME
 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                                      Three Months Ended
                                                             March 31,
 ($ thousands, except per share data - unaudited)      1998             1997
 NET SALES                                         $   237,660     $   211,892

        Cost of products sold                          191,351         163,286

 GROSS PROFIT                                           46,309          48,606

        Selling, administrative and
           research expenses                            19,987          14,665
        Restructuring expense                           37,700               0

 OPERATING PROFIT (LOSS)                               (11,378)         33,941

        Interest expense                                (2,046)         (1,639)

        Other                                              136             164

 INCOME (LOSS) BEFORE INCOME TAXES                     (13,288)         32,466

        Provision (credit) for income taxes             (5,050)         12,511

 NET INCOME (LOSS)                                 $    (8,238)    $    19,955

 NET INCOME (LOSS) PER SHARE BASIC                 $     (0.14)    $      0.34

 NET INCOME (LOSS) PER SHARE DILUTED               $     (0.14)    $      0.34

 WEIGHTED AVERAGE COMMON SHARES                     57,804,542      57,828,626

 CONSOLIDATED BALANCE SHEETS
 Wausau-Mosinee Paper Corporation and Subsidiaries
 ($ thousands - unaudited)                       March 31,   December 31,
 ASSETS                                            1998          1997
 Current Assets
   Cash and cash equivalents                    $    5,580   $   2,584

   Receivables, net                                 77,914      69,674

   Refundable income taxes                             712       2,799

   Inventories                                     138,334     143,610

   Deferred income taxes                            20,852      15,152

   Other current assets                              2,447       1,110

 Total current assets                              245,839     234,929

 Property, plant and equipment - net               608,073     604,930

 Other assets                                       32,211      32,205

 TOTAL ASSETS                                   $  886,123   $ 872,064

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
  Current maturities of long-term debt          $    6,143   $   6,207

  Accounts payable                                  45,187      53,181

  Accrued and other liabilities                     84,723      48,888

 Total current liabilities                         136,053     108,276

 Long-Term Liabilities
  Long-term debt                                   133,140     140,500

  Deferred income taxes                             94,612      92,947

  Other long-term liabilities                       88,989      88,926

  Total long-term liabilities                      316,741     322,373

 Commitments and contingencies                      ---          ---

 Preferred stock of subsidiary                       1,255       1,255

 Shareholders' equity                              432,074     440,160

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  886,123   $ 872,064

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Wausau-Mosinee Paper Corporation and Subsidiaries
                                                      Three Months Ended
                                                           March 31,
 ($ thousands - unaudited)                             1998        1997
 OPERATING ACTIVITIES:
 Net income (loss)                                   $ (8,238)   $ 19,955
 Noncash items:
     Provision for depreciation, depletion
       and amortization                                12,167      10,786
     Recognition of deferred revenue                      (10)          0
     Provision for losses on accounts receivable           14          53
     Gain on property, plant
       and equipment disposals                            (76)       (117)
     Deferred income taxes                             (4,035)      4,910
 Changes in operating assets and liabilities:
     Accounts receivable                               (8,254)    (15,291)
     Inventories                                        5,276      (8,853)
     Other assets                                        (870)     (1,129)
     Accounts payable and other liabilities            33,318      (6,689)
     Accrued income taxes                               2,087       3,081

 NET CASH PROVIDED BY OPERATING ACTIVITIES             31,379       6,706

 INVESTING ACTIVITIES:
 Capital expenditures                                 (17,608)    (15,463)
 Proceeds from property, plant and
     equipment disposals                                  108         133
 Cash distributed from IRB trust fund                       0       1,297

 NET CASH USED IN INVESTING ACTIVITIES                (17,500)    (14,033)

 FINANCING ACTIVITIES:
 Borrowings (payments) under
    revolving credit agreements                        (7,424)     22,149
 Dividends paid                                        (3,625)     (5,376)
 Proceeds from stock options exercised                    166          32
 Payments for purchase of company stock                     0     (10,915)

 NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                         (10,883)      5,890

 Net increase (decrease) in cash and cash
   equivalents                                          2,996      (1,437)
 Cash and cash equivalents at beginning of year         2,584         483
 Cash and cash equivalents at end of period          $  5,580    $   (954)

 Supplemental Cash Flow Information:
   Interest paid - net of amount capitalized         $  2,055    $  1,569
   Income taxes paid (refunded)                        (3,102)      4,505

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended August 31, 1997, for the company's accounting policies which are pertinent to these statements.

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

 Note 3. In connection with the merger, the company has implemented a plan to reduce its work force by over 8%. An after-tax expense of $23.4 million ($37.7 million pretax) or $0.40 per share was recorded in the three month period ended March 31, 1998 to cover the cost of this work force reduction initiative as well as smaller amounts for other merger related costs.

 Note 4. Selling, administrative and research expenses include expenses for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all grants under such plans had been exercised on that day. For the three months ended March 31, 1998, these plans resulted in after-tax expense of $2,144,000 or $0.04 per share, compared to an after-tax income of $261,000 or less than $0.01 per share for the three months ended March 31, 1997.

 Note 5.  Accounts receivable consisted of the following:
          ($ thousands)                       March 31,  December 31,
                                                1998          1997
       Customer Accounts                       $83,974     $74,482

       Misc. Notes and Accounts Receivable       3,076       3,931

                                                87,050      78,413
       Less: Allowances for Discounts,
       Doubtful Accounts and Pending Credits     9,136       8,739
       Receivables, Net                        $77,914     $69,674

                                   -4-

 Note 6.  The various components of inventories were as follows:
          ($ thousands)                      March 31,  December 31,
                                              1998          1997
       Raw Materials and Supplies            $ 79,150     $ 87,504

       Finished Goods and Work in Process      78,531       76,260

           Subtotal                           157,681      163,764

       Less:  LIFO Reserve                    (19,347)     (20,154)

       Net inventories                       $138,334     $143,610

 Note 7. The accumulated depreciation on fixed assets was $396,600,000 as of March 31, 1998 and $385,679,000 as of December 31, 1997.

 Note 8. Earnings per share gives effect to applicable preferred stock dividends. The Sorg Paper Company preferred stock dividends in arrears for the three months ended March 31, 1998 and 1997 were $17,196.

          Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. In addition, Statement of Financial Accounting Standards No. 130, Reporting
          Comprehensive Income has been adopted. For the periods presented, comprehensive income (loss) is the same as net income
          (loss).

 Note 9.  A summary of long-term debt is as follows:
          ($ thousands)                      March 31,     December 31,
                                               1998            1997
       Bonds, Mortgages and Similar Debt     $133,114        $140,449

       Capitalized Leases                          26              51

       Total Long-Term Debt                  $133,140        $140,500

 Note 10.  Dividends declared per share were as follows:
                THREE MONTHS ENDING
             MARCH 31,         MARCH 31,
              1998*              1997
             $0.0000           $0.0625

 *Due to the change in fiscal year from an August 31 year-end to a December 31 year-end, no dividend was declared in the first quarter of 1998.

 Note 11. Certain legal proceedings are described under Part II, Item 1 of this report.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 On December 17, 1997, Wausau Paper Mills Company ("Wausau") completed a merger with Mosinee Paper Corporation ("Mosinee") in which Mosinee became a wholly-owned subsidiary of Wausau. Simultaneous with the consummation of the merger, Wausau changed its name to Wausau-Mosinee Paper Corporation (the "company"). The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Prior to the merger, Wausau's fiscal year-end was August 31 and Mosinee's was December 31. Subsequent to the merger, the company adopted a calendar year-end. The company's 1997 financial statements have been recast to a twelve-month period ending December 31, 1997. All financial statements presented, Management's Discussion and Analysis of Financial Condition and Results of Operations, and all other sections of this report on Form 10-Q are presented for the combined operations of Wausau and Mosinee as if the merger had occurred at the beginning of the 1997 period presented.

 RESULTS OF OPERATIONS

 Net Sales

 For the three months ended March 31, 1998, net sales for the company were a first quarter record $237.7 million, an increase of 12.2% over last year's first quarter net sales of $211.9 million. Selling prices for the company's products declined from a year ago, due to competitive pressures on several products in the company's printing and writing, specialty and towel and tissue grades. The company achieved record first quarter shipments of 206,000 tons, which exceeded last year's shipment level by 17.5%. First quarter 1998 revenues and shipments benefited from the addition of B & J Supply and Otis Specialty Papers, which were acquired in April and May of 1997, respectively.

 Shipments at the company's Printing and Writing Group were a first quarter record and were 10.1% ahead of last year's shipment level. The acquisition of B & J Supply accounted for just over half of the shipment improvement. Selling prices in the first quarter of 1998 were lower than a year ago, on average, as a result of competitive market conditions. Order backlog at March 31, 1998 was higher than a year ago, primarily as a result of the addition of B & J Supply.

 The Specialty Paper Group's shipments increased 26.7% in the first quarter of 1998, compared to a year ago. The addition of the Otis mill contributed the majority of the volume gain. Competitive pressures on selling prices resulted in lower average selling prices, compared to last year's first quarter. Order backlog at the end of the first quarter was higher than a year ago, due to the added backlog from the Otis mill. Excluding the backlog at Otis, March 31, 1998 backlog levels were lower than a year ago, primarily due to soft market conditions for the company's pressure sensitive grades as well as more moderate market conditions for decorative laminate grades, compared to strong market demand a year ago.

 Shipments at the Towel and Tissue Group increased 11.8% in the first quarter, compared to the same 1997 period. Selling prices, on average, were lower than a year ago due to competitive market conditions. Backlogs at March 31, 1998 were higher than a year ago.

 * Matters discussed in this report with respect to the company's expectations are forward-looking statements that involve risks and uncertainties. Reference
 Part II, Item 5. - Cautionary Statement Regarding Forward-Looking Information.

 Gross Profit

 Gross profit for the three months ended March 31, 1998 was $46.3 million or 19.5% of net sales, compared to last year's first quarter gross profit of $48.6 million or 22.9% of net sales. The decline in gross profit margin from the first quarter of 1997 is due primarily to competitive pressures on prices for the company's paper products as well as slightly higher pulp costs compared to a year ago. In recent months, the company has experienced steady declines in pulp prices. As the full impact of the lower pulp prices is realized, and with the company entering into a strong seasonal period, the company expects higher gross profit in the second quarter of 1998, compared to first quarter results.

 The company's paper mills operated at capacity in the first quarter of 1998. Total paper mill production was 7% higher than last year's first quarter, primarily as a result of the addition of the Otis mill. Paper mill paper inventories at March 31, 1998 were 4% lower than a year ago when printing and writing paper inventories were high due to strong production and soft demand.

 Selling, Administrative and Research Expenses

 Selling, administrative and research expenses, excluding the restructuring charge discussed below, were $20.0 million in the first quarter of 1998, compared to $14.7 million last year. Expense for incentive compensation programs based on the market price of the company's stock was $3.5 million in 1998, compared to income of $.4 million for the same period a year ago. The increase in spending over the first quarter of 1997, excluding the aforementioned incentive compensation programs, is primarily the result of the additional expense due to the additions of B & J Supply and Otis Specialty Papers.

 Restructuring Charge

 In March 1998, the company announced and began implementation of a workforce reduction program, which is expected to reduce company-wide employment by over 8%. The job reductions will take place throughout 1998 and 1999 primarily through early retirement incentives along with voluntary separation arrangements and involuntary severance programs. Upon completion of the program, and several capital projects, the company expects to realize $23 million annually in labor cost savings. As a result, the company recorded a one-time pre-tax restructuring charge of $37.7 million ($23.4 million after-tax) in the first quarter of 1998 to cover the cost of the workforce reduction program as well as other costs related to the merger.

 Merger related cost reduction activities are proceeding on track. Company-wide cost savings from the workforce reduction program and other merger related cost reduction activities are now projected to reach $30 million annually, significantly greater than the $19 million in savings originally estimated.

 Interest Income and Expense

 For the three months ended March 31, 1998, interest expense was $2.0 million, compared to $1.6 million a year ago. Capitalized interest was $.1 million in both first quarter periods. Interest expense was higher in the first quarter of 1998, compared to a year ago, due to the acquisitions of B & J Supply and Otis Specialty Papers, which were entirely debt financed. Other income, including interest income, totaled $.1 million in the first quarter of 1998, compared to $.2 million for the same period a year ago.

 Income Taxes

 The income tax credit in the first quarter of 1998 was $5.1 million, for an effective tax rate of 38.0%. In the first quarter of 1997, an income tax provision of $12.5 million was recorded, for an effective tax rate of 38.5%.

 Net Earnings

 The results of operations for the first quarter of 1998, including the one-time pre-tax restructuring charge of $37.7 million, was a net loss of $8.2 million or $.14 per share. Excluding the restructuring charge for the job reductions and merger costs, the company recorded net income of $15.1 million or $.26 per share for the quarter, compared to $20.0 million or $.34 per share for the same period a year ago.

 CAPITAL RESOURCES AND LIQUIDITY

 Cash Provided by Operations

 For the three months ended March 31, 1998, cash provided by operations was $31.4 million, compared to $6.7 million for the first quarter of 1997. The increase in cash provided by operations is primarily the result of a reduction in inventory and a smaller increase in accounts receivable, compared to a year ago.

 Capital Expenditures

 Capital expenditures totaled $17.6 million for the first quarter ended March 31, 1998, compared to $15.5 million for the same period last year.

 During the first three months of 1998, the Groveton mill upgraded the stock blending system for better efficiency, faster and continuous furnish, less broke and a reduction in the usage of higher cost fiber.

 Work is continuing on several other major capital projects throughout the company. At the Bay West converting plant, a building and warehouse expansion project is under construction, which will increase the operating plant and warehouse space by 268,000 square feet. Also at Bay West, capital investment continues for additional towel and tissue converting equipment to keep pace with increasing sales volume. At the Mosinee mill, a wet lap machine was installed to improve paper machine scheduling and flexibility.

 At the April 1998 meeting, the Board of Directors approved $25 million in capital improvements at the company's Otis mill to expand the production capacity of both paper machines and add significant new manufacturing capabilities for one of the machines which will give the Specialty Paper Group improved profitability of their sales mix. This project is expected to be completed in the first quarter of 1999.

 Total capital expenditures are projected to be approximately $90 million in 1998.

 Financing

 Long-term debt decreased $7.4 million in the three months ended March 31, 1998 to $133.1 million. Long-term debt at March 31, 1998 consisted of $56.5 million outstanding under the company's revolving credit facility, with effective interest rates ranging from 5.88% to 5.96%. In addition, the company had $9 million in notes to Prudential Insurance Company of America and its subsidiaries, at a fixed rate of 6.03%, a $20 million loan agreement with a bank, with a fixed rate of 7.83%, and $19 million in variable rate development bonds, with an interest rate of 3.95% at the end of March. There was also $28.6 million in commercial paper outstanding at March 31, 1998, with effective interest rates ranging from 5.71% to 6.03%.

 The company maintains a $105 million revolving credit facility with four banks. Cash provided by operations and the revolving credit facility are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures. The company believes additional financing is readily available, should it be needed, to fund a major expansion or acquisition.


 Common Stock Repurchase

 On June 30, 1994, the company's Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. This authorization was reduced by the Board in December 1997 to the extent required to satisfy stock repurchase authorization limits applicable as a result of the recent merger with Mosinee, which was accounted for as a pooling of interests. The company may repurchase 1,085,196 shares under this modified authorization. The company did not repurchase any shares of the company's common stock during the three month period ended March 31, 1998.

 Dividends

 Since the company has changed from a fiscal year ending in August to a calendar year reporting basis, no dividend declaration was made in the first quarter. The dividend declared in December 1997, of $.0625 per share was paid January 15, 1998 to shareholders of record as of January 5, 1998. At the April 16, 1998 meeting the Board of Directors approved a 12% increase in the cash dividend. The quarterly cash dividend of $.07 per share is payable May 15, 1998 to stockholders of record as of May 1, 1998. Future quarterly dividends are expected to be paid in the months of August, November and February.

                      PART II.  OTHER INFORMATION


 ITEM 1.   LEGAL PROCEEDINGS

 On May 13, 1997, the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the company's wholly owned subsidiary, Bay West Paper Corporation. The suit alleges a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. Since the filing of this suit, numerous class action suits have been filed by direct purchasers of commercial sanitary paper products in various federal
 district courts throughout the country.   All of these federal cases have
 been consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. In addition, class actions have been commenced by indirect purchasers of sanitary commercial paper products in various state courts alleging a conspiracy to fix prices under state and anti-trust laws. All of these actions are in their early stages. The company does not believe that it has violated any antitrust laws and it is vigorously defending these claims.

 ITEM 5.   OTHER INFORMATION

 NYSE LISTING

 On March 26, 1998, the common stock of the company was listed on the New York Stock Exchange under the symbol "WMO".

 YEAR 2000

 Wausau-Mosinee Paper Corporation, like most companies today, is heavily dependent upon computer technology to effectively carry out its day-to-day operations. Until recently, most purchased and custom designed software was not year 2000 compliant, meaning the software wasn't designed to properly handle dates beyond the year 1999. To ensure its computer systems will be ready to handle dates of the year 2000 and beyond, the company is executing a plan to upgrade its software to become year 2000 compliant. This process is expected to be completed in 1999. No material costs or effects on operations are expected from the upgrade process.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

 This Form 10-Q, each of the company's annual reports to shareholders, Forms 10-K, 8-K, and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the company subsequent to the filing of this Form 10-Q may include one or more "forward-looking statements" within the meaning of sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act").

 Forward-looking statements of the company may be identified by, among other things, expressions of the company's or company officers' beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations with respect to (i) any aspects of the company's business (including, but not limited to, net income, the availability or price of raw materials, or customer demand for company products), (ii) the company's plans or intentions, (iii) the company's stock performance, (iv) the industries within which the company operates,
 (v) the economy, and (vi) any other expressions of similar import or covering other matters relating to the company or its operations. In making forward-looking statements within the meaning of the

 Reform Act, the company undertakes no obligation to publicly update or revise any such statement.

 Forward-looking statements are not guarantees of performance. Forward-looking statements of the company are based on information available to the company as of the date of such statements and reflect the company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. Many of the factors that will determine these results are beyond the company's ability to control or predict. Shareholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, the company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

 In addition to specific factors which may be described in connection with any of the company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

  <bullet> Increased competition from either domestic or foreign paper producers or providers of alternatives to the company's products, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and /or lower net selling prices in order to maintain shipment volume.

  <bullet> Changes in customer demand for the company's products due to overall economic activity affecting the rate of consumption of the company's paper products, growth rates of the end markets for the company's products, technological or consumer preference changes or acceptance of the products by the markets served by the company.

 <bullet>  Changes in the price of raw materials, principally pulp, wastepaper and linerboard. A substantial portion of the company's raw materials, including approximately two-thirds of the company's pulp needs, are purchased on the open market and price changes could have a significant impact on the company's costs. Fiber represents a substantial portion of the cost of making paper and significant price increases for fiber could materially affect the company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments of the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

 <bullet>  Unforseen operational problems at any of the company's facilities causing significant lost production and/or cost increases.

 <bullet>  Significant changes to the company's strategic plan such as a major acquisition or expansion, or failure to successfully execute major capital projects or other strategic plans or to successfully integrate an acquisition.

 <bullet>  Changes in laws or regulations which affect the company.  The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the company's capital expenditures and operating costs.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits are filed with the Securities and Exchange Commission as part of this report:

                                                               Incorporated
                                                             EXHIBIT <dagger>

       3.1     Restated Articles of Incorporation, as amended
               December 17, 1997 ................................. 4.1{(2)}

       3.2     Restated Bylaws, as amended December 17, 1997...... 4.2{(2)}

       4.1     Articles and Bylaws (see Exhibits 3.1 and 3.2)

       10.1 Wausau-Mosinee Supplemental Retirement Plan as amended April 16, 1998

       10.2    Incentive Compensation Plans, as amended
               September 17, 1997 (Printing and Writing Division
               and Technical Specialty Division)* ............... 10.2{(3)}

       10.3    Corporate Management Incentive Plan, as amended
               September 18, 1996* .............................. 10(c){(4)}

       10.4    1988 Stock Appreciation Rights Plan, as amended
               April 17, 1991* .................................. 10(d){(4)}

       10.5    1988 Management Incentive Plan, as amended
               April 17, 1991* .................................. 10(e){(4)}

       10.6    1990 Stock Appreciation Rights Plan, as amended
               April 17, 1991* .................................. 10(f){(4)}

       10.7    Deferred Compensation Agreement dated March 2, 1990,
               as amended July 1, 1994* ......................... 10(h){(5)}

       10.8    1991 Employee Stock Option Plan* .................  10.8{(6)}

       10.9    1991 Dividend Equivalent Plan* ................... 10(i){(7)}

      10.10   Supplemental Retirement Benefit Plan dated
              January 16, 1992, as amended November 13,
              1995* ............................................    10{(8)}

      10.11   Directors' Deferred Compensation Plan, as amended
              February 19, 1998*

      10.12   Directors Retirement Benefit Policy, as amended
              April 16, 1998*

      10.13   Transition Benefit Agreement with President and
              CEO* ............................................ 10.13{(6)}

      10.14   Mosinee Paper Corporation 1985 Executive Stock Option
              Plan, as amended August 24, 1997* .............. 10.14{(10)}

      10.15   Mosinee Paper Corporation 1988 Stock
              Appreciation Rights Plan, as amended 4/18/91* .. 10.15{(10)}

      10.16   Mosinee Paper Corporation 1996 and 1997
              Incentive Compensation Plan for Corporate
              Executive Officers* ............................ 10.16{(10)}

      10.17   Mosinee Paper Corporation Supplemental
              Retirement Benefit Plan dated October 17, 1991,
              as amended August 24, 1997* .................... 10.17{(10)}

      10.18   Mosinee Paper Corporation Supplemental
              Retirement Benefit Agreement
              dated November 15, 1991* ....................... 10.18{(10)}

      10.19   Mosinee Paper Corporation
              1994 Executive Stock Option Plan,
              as amended August 24, 1997* .................... 10.19{(10)}

      10.20   Incentive Compensation Plan
              for Executive Officers (1998) *

      27.1    Financial Data Schedule

      99.1    Subsidiaries as of December 31, 1997 .............  99.1(10)


      *Executive compensation plans or arrangements.

      <dagger> Where exhibit has been previously filed and incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number of such exhibit in the following reports of the registrant (Commission File
               No. 0-7574) filed with the Securities and Exchange
               Commission.

      (1)  Current report on Form 8-K dated August 24, 1997.
      (2)  Registration Statement on Form S-8 dated December 17, 1997.
      (3) Quarterly report Form 10-Q for the quarterly period ended November 30, 1997.
      (4) Annual report on Form 10-K for the fiscal year ended August 31, 1996.
      (5) Annual report on Form 10-K for the fiscal year ended August 31, 1994.
      (6) Annual report on Form 10-K for the fiscal year ended August 31, 1997.
      (7) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1996.
      (8) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.
      (9) Annual report on Form 10-K for the fiscal year ended August 31, 1993.
      (10) Transition report on Form 10-Q for the transition period ended December 31, 1997.

 (b)  Reports on Form 8-K:

      Pro forma financial information relating to the merger of Wausau and Mosinee was filed on February 4, 1998 on Form 8-K dated
      December 17, 1997.

                               SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER
                                    CORPORATION


 May 14, 1998                       GARY P. PETERSON
                                    Gary P. Peterson
                                    Senior Vice President-Finance,
                                      Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                             EXHIBIT INDEX
                                  TO
                               FORM 10-Q
                                  OF
                   WAUSAU-MOSINEE PAPER CORPORATION
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
             Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))



 EXHIBIT 10.1 WAUSAU-MOSINEE SUPPLEMENTAL RETIREMENT PLAN, AS AMENDED APRIL 16, 1998

 EXHIBIT 10.11  DIRECTORS' DEFERRED COMPENSATION PLAN, AS AMENDED
                FEBRUARY 19, 1998

 EXHIBIT 10.12  DIRECTORS RETIREMENT BENEFIT POLICY, AS AMENDED
                APRIL 16, 1998

 EXHIBIT 10.20  INCENTIVE COMPENSATION PLANS FOR EXECUTIVE OFFICERS (1998)

 EXHIBIT 27.1   FINANCIAL DATA SCHEDULE