Form 10-Q/A
period 1997-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 1998-08-11
CIK 105076

FORM 10-Q/A

                          AMENDMENT NO. 1

                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
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


 The number of common shares outstanding at December 31, 1997 was 57,801,767.

     The sole purpose of this Form 10-Q/A (Amendment No. 1) is to file, pursuant to Item 601(c)(2)(iii) of Regulation S-K, the Financial Data Schedule set forth as Exhibit 27.2 hereto, comprising income statement data for the four-month period ended December 31, 1996 and balance sheet data as of August 31, 1997, which has been restated as a result of the pooling-of-interests consummated December 31, 1997.

     The undersigned registrant hereby amends Item 6 of Part II of its Transition Report on Form 10-Q for the transition period from September 1, 1997 to December 31, 1997 to read as follows:


                    PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits are filed with the Securities and Exchange Commission as part of this report.
                                                     Incorporated
                                                      EXHIBIT <dagger>
     2.1   Agreement and Plan of Merger dated August 24, 1997
           among Registrant, Mosinee Paper Corporation
           and WPM Holdings, Inc. .......................99.1{(1)}

     3.1   Restated Articles of Incorporation, as amended December
           17, 1997 ..................................... 4.1{(2)}

     3.2   Restated Bylaws, as amended December 17, 1997 .4.2{(2)}

     4.1   Articles and Bylaws (see Exhibits 3.1 and 3.2)

     10.1{+} Wausau-Mosinee Supplemental Retirement Plan

     10.2  Incentive Compensation Plans, as amended
           September 17, 1997 (Printing and Writing Division
           and Technical Specialty Division)* ...........10.2{(3)}

     10.3  Corporate Management Incentive Plan, as amended
           September 18, 1996* .........................10(c){(4)}

     10.4  1988 Stock Appreciation Rights Plan, as amended
           April 17, 1991* .............................10(d){(4)}

     10.5  1988 Management Incentive Plan, as amended
           April 17, 1991* .............................10(e){(4)}

     10.6  1990 Stock Appreciation Rights Plan, as amended
           April 17, 1991* .............................10(f){(4)}

     10.7  Deferred Compensation Agreement dated March 2, 1990, as amended July 1, 1994* ....................10(h){(5)}

     10.8  1991 Employee Stock Option Plan* .............10.8{(6)}

     10.9  1991 Dividend Equivalent Plan* ..............10(i){(7)}

     10.10  Supplemental Retirement Benefit Plan dated
            January 16, 1992, as amended November 13, 1995* 10{(8)}

     10.11  Directors' Deferred Compensation Plan* .....10(k){(7)}

     10.12  Director Retirement Benefit Policy* ........10(o){(9)}

     10.13  Transition Benefit Agreement with President and
            CEO* .......................................10.13{(6)}

     10.14{+} Mosinee Paper Corporation 1985 Executive Stock Option
              Plan, as amended August 24, 1997*

     10.15{+} Mosinee Paper Corporation 1988 Stock
              Appreciation Rights Plan, as amended 4/18/91*

     10.16{+} Mosinee Paper Corporation 1996 and 1997
              Incentive Compensation Plan for Corporate Executive
              Officers*

     10.17{+} Mosinee Paper Corporation Supplemental
              Retirement Benefit Plan dated October 17, 1991, as amended August 24, 1997*

     10.18{+} Mosinee Paper Corporation Supplemental
              Retirement Benefit Agreement
              dated November 15, 1991*

     10.19{+} Mosinee Paper Corporation
              1994 Executive Stock Option Plan,
              as amended August 24, 1997*

     27.1{+}  Financial Data Schedule

     27.2     Financial Data Schedule (restated)

     99.1{+} Subsidiaries as of December 31, 1997

      {+}Previously filed.

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


                                  WAUSAU-MOSINEE PAPER CORPORATION


 August 6, 1998                   GARY P. PETERSON
                                  Gary P. Peterson
                                  Senior Vice President-Finance,
                                  Secretary and Treasurer

                                 (On behalf of the Registrant and as
                                 Principal Financial Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
              FOR THE PERIOD ENDED DECEMBER 31, 1997
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))


 EXHIBIT 4.1{+}  ARTICLES AND BYLAWS (SEE EXHIBITS 3.1 AND 3.2)

 EXHIBIT 10.1{+} WAUSAU-MOSINEE SUPPLEMENTAL RETIREMENT PLAN

 EXHIBIT 10.14{+} MOSINEE PAPER CORPORATION 1985 EXECUTIVE STOCK OPTION
                  PLAN, AS AMENDED AUGUST 24, 1997*

 EXHIBIT 10.15{+} MOSINEE PAPER CORPORATION 1988 STOCK
                  APPRECIATION RIGHTS PLAN, AS AMENDED 4/18/91*

 EXHIBIT 10.16{+} MOSINEE PAPER CORPORATION 1996 AND 1997
                  INCENTIVE COMPENSATION PLAN FOR CORPORATE EXECUTIVE
                  OFFICERS*

 EXHIBIT 10.17{+} MOSINEE PAPER CORPORATION SUPPLEMENTAL
                  RETIREMENT BENEFIT PLAN DATED OCTOBER 17, 1991,
                  AS AMENDED AUGUST 24, 1997*

 EXHIBIT 10.18{+} MOSINEE PAPER CORPORATION SUPPLEMENTAL
                  RETIREMENT BENEFIT AGREEMENT
                  DATED NOVEMBER 15, 1991*

 EXHIBIT 10.19{+} MOSINEE PAPER CORPORATION
                  1994 EXECUTIVE STOCK OPTION PLAN,
                  AS AMENDED AUGUST 24, 1997*

 EXHIBIT 27.1{+}  FINANCIAL DATA SCHEDULE

 EXHIBIT 27.2     FINANCIAL DATA SCHEDULE (RESTATED)

 EXHIBIT 99.1{+}  SUBSIDIARIES AS OF DECEMBER 31, 1997

     {+}Previously filed.