Form 10-Q/A
period 1998-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 1998-08-11
CIK 105076

FORM 10-Q/A

                                AMENDMENT NO. 1

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


    (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     The sole purpose of this Form 10-Q/A (Amendment No. 1) is to file, pursuant to Item 601(c)(2)(iii) of Regulation S-K, the Financial Data Schedule set forth as Exhibit 27.2 hereto, comprising financial statement data for the three-month period ended March 31, 1997 which has been restated as a result of the pooling-of-interests consummated December 17, 1997.

     The undersigned registrant hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 to read as follows:

                    PART II.  OTHER INFORMATION


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits are filed with the Securities and Exchange Commission as part of this report:

                                                     Incorporated
                                                        EXHIBIT <dagger>
     3.1   Restated Articles of Incorporation, as amended
           December 17, 1997 ............................4.1{(2)}

     3.2   Restated Bylaws, as amended December 17, 1997 4.2{(2)}

     4.1   Articles and Bylaws (see Exhibits 3.1 and 3.2)

     10.1{+} Wausau-Mosinee Supplemental Retirement Plan as amended April 16, 1998

     10.2  Incentive Compensation Plans, as amended
           September 17, 1997 (Printing and Writing Division and Technical Specialty Division)* ...10.2{(3)}

     10.3  Corporate Management Incentive Plan, as amended
           September 18, 1996* ..................10(c){(4)}

     10.4  1988 Stock Appreciation Rights Plan, as amended
           April 17, 1991* ......................10(d){(4)}

     10.5  1988 Management Incentive Plan, as amended
           April 17, 1991* ......................10(e){(4)}

     10.6  1990 Stock Appreciation Rights Plan, as amended
           April 17, 1991* ......................10(f){(4)}

     10.7  Deferred Compensation Agreement dated March 2, 1990, as amended July 1, 1994* .............10(h){(5)}

     10.8  1991 Employee Stock Option Plan* .....10.8{(6)}

     10.9  1991 Dividend Equivalent Plan* .......10(i){(7)}

     10.10  Supplemental Retirement Benefit Plan dated
            January 16, 1992, as amended November 13, 1995* 10{(8)}

     10.11{+} Directors' Deferred Compensation Plan, as amended
              February 19, 1998*

     10.12{+} Directors  Retirement  Benefit  Policy, as amended
              April 16, 1998*

     10.13  Transition Benefit Agreement with President
            and CEO* ...........................10.13{(6)}

     10.14  Mosinee Paper Corporation 1985 Executive Stock Option
            Plan, as amended August 24, 1997* ..10.14{(10)}

     10.15  Mosinee Paper Corporation 1988 Stock
            Appreciation Rights Plan, as amended 4/18/91* 10.15{(10)}

     10.16  Mosinee Paper Corporation 1996 and 1997
            Incentive Compensation Plan for Corporate
            Executive Officers* ................10.16{(10)}

     10.17 Mosinee Paper Corporation Supplemental
           Retirement Benefit Plan dated October 17, 1991,
           as amended August 24, 1997* ........10.17{(10)}

     10.18 Mosinee Paper Corporation Supplemental
           Retirement Benefit Agreement
           dated November 15, 1991* ...........10.18{(10)}

     10.19 Mosinee Paper Corporation
           1994 Executive Stock Option Plan,
           as amended August 24, 1997* ........10.19{(10)}

     10.20{+} Incentive Compensation Plan
              for Executive Officers (1998)*

     27.1{+}  Financial Data Schedule
     27.2     Financial Data Schedule (restated)

     99.1{+} Subsidiaries as of December 31, 1997 99.1(10)

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



 EXHIBIT 10.1{+} WAUSAU-MOSINEE SUPPLEMENTAL RETIREMENT PLAN, AS AMENDED
                 APRIL 16, 1998

 EXHIBIT 10.11{+} DIRECTORS' DEFERRED COMPENSATION PLAN, AS AMENDED FEBRUARY 19, 1998

 EXHIBIT 10.12{+} DIRECTORS RETIREMENT BENEFIT POLICY, AS AMENDED APRIL
                  16, 1998

 EXHIBIT  10.20{+}  INCENTIVE  COMPENSATION  PLANS  FOR EXECUTIVE OFFICERS
                    (1998)

 EXHIBIT 27.1{+} FINANCIAL DATA SCHEDULE

 EXHIBIT 27.2 FINANCIAL DATA SCHEDULE (RESTATED)

     {+}Previously filed.