Form 10-Q
period 1998-06-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 1998-08-14
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998

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


 The number of common shares outstanding at July 31, 1998, was 57,386,825.

                   WAUSAU-MOSINEE PAPER CORPORATION

                           AND SUBSIDIARIES

                                 INDEX
                                                               PAGE NO.
 PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Statements of
               Income, Three Months and Six Months
               Ended June 30, 1998 (unaudited) and
               June 30, 1997 (unaudited)                              1

               Condensed Consolidated Balance
               Sheets, June 30, 1998 (unaudited)
               and December 31, 1997 (derived from
               audited financial statements)                          2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 1998 (unaudited)
               and June 30, 1997 (unaudited)                          3

               Notes to Condensed Consolidated
               Financial Statements                                   4

      Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                              8

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                     13

     Item 4.   Submission of Matters to a Vote of Security Holders   13

 Item 5.  Other Information                                          14

     Item 6.   Exhibits and Reports on Form 8-K                      19

                    PART I.  FINANCIAL INFORMATION

 ITEM 1.FINANCIAL STATEMENTS

 CONSOLIDATED STATEMENTS OF INCOME
 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
 ($ in thousands, except              1998       1997          1998       1997
  share data - unaudited)
 Net sales                           $243,636   $234,481     $481,296  $446,373
 Cost of sales                        194,949    182,433      386,300   345,719
 Gross profit                          48,687     52,048       94,996   100,654

 Operating expenses:
    Selling                             6,438      6,734       13,071    13,010
    Administrative                      7,240      9,022       20,594    17,411
    Restructuring                           0          0       37,700         0
 Total operating expenses              13,678     15,756       71,365    30,421

 Operating profit                      35,009     36,292       23,631    70,233

 Interest expense                     ( 1,824)    (2,217)      (3,870)   (3,856)
 Other                                    169         78          305       242
 Earnings before income taxes          33,354     34,153       20,066    66,619
 Provision for income taxes            12,550     12,817        7,500    25,328

 Net earnings                         $20,804    $21,336      $12,566   $41,291

 Net earnings
    per share - Basic                   $0.36      $0.37        $0.22     $0.71

 Net earnings
    per share - Diluted                 $0.36      $0.37        $0.22     $0.71

 CONSOLIDATED BALANCE SHEETS WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
 ($ in thousands*)                                  June 30,     December 31,
 ASSETS                                               1998          1997
 Current Assets
    Cash and cash equivalents                   $    1,957      $   2,584

    Receivables, net                                81,089         69,674

    Refundable income taxes                              0          2,799

    Inventories                                    133,012        143,610

    Deferred income taxes                           19,586         15,152

    Other current assets                             2,574          1,110

 Total current assets                              238,218        234,929

 Property, plant and equipment - net               613,490        604,930

 Other assets                                       29,000         32,205

 TOTAL ASSETS                                   $  880,708      $ 872,064

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
    Current maturities of long-term debt        $    6,100      $   6,207

    Accounts payable                                50,171         53,181

    Accrued and other liabilities                   81,331         48,888

 Total current liabilities                         137,602        108,276

 Long-Term Liabilities
    Long-term debt                                 117,403        140,500

    Deferred income taxes                           90,931         92,947

    Other long-term liabilities                     82,712         88,926

 Total long-term liabilities                       291,046        322,373

 Commitments and contingencies                      ---             ---

 Preferred stock of subsidiary                       1,255          1,255

 Shareholders' equity                              450,805        440,160

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  880,708      $ 872,064

 *The consolidated balance sheet at June 30, 1998 is unaudited.  The
  December 31, 1997 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                                    Six Months Ended
                                                        June 30,
 ($ in thousands - unaudited)                      1998          1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                    $ 12,566      $ 41,291
 Provision for depreciation, depletion
      and amortization                             24,325        22,516
 Recognition of deferred revenue                      (20)          (20)
 Provision for losses on accounts receivable           29            75
 Gain on property, plant
      and equipment disposals                        (111)         (129)
 Deferred income taxes                             (6,450)        5,797
 Changes in operating assets and liabilities:
    Accounts receivable                           (11,444)      (15,410)
    Inventories                                    10,598        (6,209)
    Other assets                                    1,437        (2,065)
    Accounts payable and other liabilities         24,065        (3,440)
    Accrued income taxes                            7,222           669

 NET CASH PROVIDED BY OPERATING ACTIVITIES         62,217        43,075

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                             (32,199)      (30,492)
 Acquisition of companies                               0       (61,382)
 Proceeds from property, plant and
      equipment disposals                             165           153
 Cash distributed from IRB trust fund                   0         1,297

 NET CASH USED IN INVESTING ACTIVITIES            (32,034)      (90,424)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under
      credit agreements                           (23,204)       68,307
 Dividends paid                                    (7,678)       (8,723)
 Proceeds from stock options exercised                842            32
 Payments for purchase of company stock              (770)      (10,927)

 NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                    (30,810)       48,689

 Net increase (decrease) in cash and cash
    equivalents                                      (627)        1,340
 Cash and cash equivalents at beginning of year     2,584           482
 Cash and cash equivalents at end of period      $  1,957       $ 1,822

 Supplemental Cash Flow Information:
    Interest paid - net of amount capitalized    $  3,984       $ 2,928
    Income taxes paid                            $  6,728       $18,862

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 1997, for the company's accounting policies which are pertinent to these statements.

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

 Note 3. In connection with the merger, the company has implemented a plan to reduce its work force by over 8%. An after-tax expense of $23.4 million ($37.7 million pretax) or $0.40 per share was recorded in the first quarter 1998 to cover the cost of this work force reduction initiative as well as smaller amounts for other merger related costs.

 Note 4. Selling, administrative and research expenses include expenses for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all grants under such plans had been exercised on that day. For the three months ended June 30, 1998, these plans resulted in after-tax income of $877,000 or $0.02 per share, compared to an after-tax expense of $263,000 or less than $0.01 per share for the same period last year. Year-to-date, 1998, these plans resulted in after-tax expense of $1,267,000 or $0.02 per share, compared to after-tax expense of $2,000 for the same period of 1997.

 Note 5. Accounts receivable consisted of the following:
       ($ in thousands)                         June 30,      December 31,
                                                  1998           1997
       Customer Accounts                        $82,815         $74,482

       Misc. Notes and Accounts Receivable        6,153             931
                                                 88,968          78,413
       Less: Allowances for Discounts,
       Doubtful Accounts and Pending Credits      7,879           8,739
       Receivables, Net                         $81,089         $69,674

                                  -4-

 Note 6.    The various components of inventories were as follows:
             ($ in thousands)                  June 30,       December 31,
                                                 1998            1997
       Raw Materials and Supplies            $ 76,879         $  87,504

       Finished Goods and Work in Process      75,070            76,260

           Subtotal                           151,949           163,764

       Less:  LIFO Reserve                    (18,937)          (20,154)

       Net inventories                       $133,012         $ 143,610

 Note 7. The accumulated depreciation on fixed assets was $408,482,000 as of June 30, 1998, and $385,679,000 as of December 31, 1997.

 Note 8. Earnings per share gives effect to applicable preferred stock dividends. The Sorg Paper Company preferred stock dividends in arrears for the six months ended June 30, 1998 and 1997 were $34,518.

           Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

 Note 9. A summary of long-term debt excluding current maturities is as follows:
       ($ in thousands)                          June 30,        December 31,
                                                  1998              1997
       Bonds, Mortgages and Similar Debt       $ 117,403        $ 140,449

       Capitalized Leases                              0               51

       Total Long-Term Debt                    $ 117,403        $ 140,500

 Note 10.   Dividends declared per share were as follows:
              Three Months Ending             Six Months Ending
           June 30,     June 30,           June 30,     June 30,
             1998*        1997              1998*         1997
             $.14       $0.0625             $.14         $.125

 *Due to the change in fiscal year from an August 31 year-end to a December 31 year-end, no dividend was declared in the first quarter of 1998, and two quarterly dividends were declared in the second quarter of 1998.

 Note 11. Certain legal proceedings are described under Part II, Item 1 of this report.
                                 -5-

 Note 12. Interim Segment Information:

 The company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
 Information" for the year ended December 31, 1998, as required. The company has elected to disclose certain interim period segment information beginning with the 1998 second quarter report.

 Wausau-Mosinee Paper Corporation is organized into three operating groups and a corporate staff. The Specialty Papers Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio. The Printing and Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing and Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products and a converting facility which produces school papers. The Towel and Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel and Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 Sales, operating profit, and asset information by segment is as follows:
       (In thousands-unaudited)       June 30,             December 31,
                                        1998                  1997
       Segment Assets
           Specialty Paper           $ 356,466             $ 366,489
           Printing & Writing          309,650               304,102
           Towel & Tissue              171,648               166,146
           Corporate & Unallocated*     42,944                35,327
                                     $ 880,708             $ 872,064

 * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

                                      Three Months              Six Months
                                     ENDED JUNE 30,           ENDED JUNE 30,
                                    1998        1997         1998       1997
 Net Sales External Customers
    Specialty Papers               $ 107,538  $ 102,103    $ 220,488   $ 196,385
    Printing & Writing                96,387     99,225      189,110     186,852
    Towel & Tissue                    39,711     33,153       71,698      63,136
                                   $ 243,636  $ 234,481    $ 481,296   $ 446,373

 Net Sales - Intersegment
     Specialty Papers              $   3,929  $   2,649    $   7,667   $   3,926
     Printing & Writing                  372        134          770         344
     Towel & Tissue                       20         45           64          70
                                   $   4,321  $   2,828    $   8,501   $   4,340

                                 -6-

                                 Three Months             Six Months
                                ENDED JUNE 30,          ENDED JUNE 30,
                               1998        1997        1998       1997
 Operating Profit
     Specialty Papers        $ 15,743  $ 15,083     $ 29,539   $ 30,442
     Printing & Writing        12,768    16,471       26,014     31,208
     Towel & Tissue             7,709     8,398       14,231     15,676

 Total Reportable Segment
     Operating Profit          36,220    39,952       69,784     77,326
     Corporate & Eliminations  (1,211)   (3,660)      (8,453)    (7,093)
     Restructuring Charge                            (37,700)
     Interest Expense          (1,824)   (2,217)      (3,870)    (3,856)
     Other Income/Expense         169        78          305        242
     Earnings Before
     Income Taxes            $ 33,354  $ 34,153     $ 20,066   $ 66,619

                                 -7-

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

 RESULTS OF OPERATIONS

 Net Sales

 Net sales for the three months ended June 30, 1998, for the company were a second quarter record $243.6 million, up 3.9% over sales in the same 1997 period. Shipments for the period were also a record for the second quarter at 212,900 tons, an increase of 4.1% over second quarter 1997 shipments. Selling prices for many of the company's product lines declined from both year ago levels and from the first quarter of 1998.
 A change in overall company-wide mix to more towel and tissue volume and less printing and writing shipments kept average revenue per ton realization essentially unchanged from year ago levels despite the pricing pressures on many of the company's products. For the first six months of 1998, net sales totalled $481.3 million, up 7.8% from the first half of 1997. Year-to-date shipments were 418,900 tons, 10.2% higher than shipments for the same 1997 period. 1998 shipments and sales benefited from the addition of B & J Supply and Otis Specialty Products, which were acquired in April and May of 1997, respectively.

 Second quarter 1998 net sales for the Printing and Writing Group were $96.4 million, down 2.9% from the same 1997 period. Shipments also declined compared to a year ago as market pricing for commodity type products was very low and the company chose to pursue minimal commodity business. Competitive pressures caused lower selling prices compared to a year ago for most of the printing and writing product lines. Printing and Writing sales for the first six months were $189.1 million, 1.2% higher than sales for the first half of 1997, due principally to acquiring B & J Supply on April 1, 1997.

 Net sales for the Specialty Paper Group for the three months ended
 June 30, 1998 were a second quarter record of $107.5 million, an increase of 5.3% over second quarter 1997 sales performance. Specialty Paper shipments were 8.4% higher than a year ago but selling prices were lower due to competitive pricing in the pressure sensitive products and weaker market conditions for decorative laminate grades. For the first six months of 1998, Specialty Paper Group sales were $220.5 million, up 12.3% over the same period a year ago on shipment volume improvement of 17.0%. Specialty Paper Group sales and shipment 1998 comparisons were aided by the acquisition of Otis Specialty Papers in mid-May of 1997.

 * Matters discussed in this report with respect to the company's expectations are forward-looking statements that involve risks and uncertainties. Reference Part II, Item 5. - Cautionary Statement Regarding Forward-Looking Information.

 Net sales for the Towel and Tissue Group for the quarter ended June 30, 1998 were $39.7 million, an improvement of 19.8% over second quarter, 1997 sales. Shipments increased 22.4% for the period but competitive conditions in the "away from home" towel and tissue markets caused average selling prices to decline from year ago levels. Towel and Tissue Group sales for the first six months of 1998 were $71.7 million, up 13.6% over the same period in 1997. Shipments improved 17.3% compared to the first half of 1997.

 Order backlog at June 30, 1998 was 8% lower than at June 30, 1997 due to weak business conditions in the Printing and Writing and several of the Special Paper markets. Towel and Tissue Group backlogs were higher, reflecting the volume growth experienced in the past year. The company believes backlog totals do not indicate entirely the strength of its business, given that a substantial percentage of orders are shipped out of inventory promptly upon order receipt.

 Gross Profit

 Gross profit for the three months ended June 30, 1998 was $48.7 million or 20.0% of net sales, compared to gross profit for the same period of 1997 of $52.0 million or 22.2% of net sales. The decline in gross profit margin from 1997 is due primarily to lower selling prices for the company's products due to competitive market pressures. Pulp, pulpwood and wastepaper raw material prices were also slightly higher than a year ago. Prices for pulp edged higher in June but the company expects pulp prices to ease in the third quarter due to slowing world-wide demand for pulp. Lower raw material costs from the pulp price declines are expected to help offset continued pricing pressures for the company's paper products.

 The company's paper  mills  operated  slightly  below  capacity  during
 the second  quarter  of  1998.   The Rhinelander and Otis mill scheduled
 minor downtime on individual paper machines due to market weakness while the Groveton mill needed the equivalent of five days mill-wide to install capital improvements. Paper production was 8% higher than second quarter, 1997 due to the acquisition of Otis Specialty Papers in May of last year and strong production gains in towel and tissue
 products to support the higher demand.   Paper inventory quantities at
 June 30, 1998 were 5% lower than a year ago.

 Selling and Administrative Expenses

 Selling and administrative  expenses  for  the  three months ended
 June 30, 1998 were $13.7 million compared to expenses of $15.8 million in the same period in 1997. Adjustments for incentive compensation programs based on the market price of the company's stock accounted for $1.8 million of the year over year variance as an income adjustment of $1.4 million was recorded for the current quarter compared to expense of $.4 million in the second quarter of 1997. The balance of the expense reduction is related to overhead cost reductions resulting from the merger.

 For the six months ended June 30, 1998, selling and administrative expenses, excluding a restructuring charge discussed below, were $33.7 million compared to expenses of $30.4 million in the first half of 1997. Expenses for stock incentive programs were $2.1 million in 1998 compared to essentially none for the first six months
 of 1997.   The  balance of the increase is due principally to the
 addition of B & J Supply and Otis Specialty Papers in the second quarter of 1997.

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

 Merger related cost reduction activities are proceeding on plan. Participation in the voluntary early retirement program initiated by the company in March is high and as a result, a majority of the intended job reduction will be accomplished without layoffs. Company-wide cost savings from the workforce reduction program and other merger related cost reduction activities are projected to reach $30 million annually, significantly greater than the $19 million in savings originally estimated.

 Interest Expenses and Other Income/Expense

 For the quarter ended June 30, 1998, interest expense was $1.8 million, compared to $2.2 million in the second quarter of 1997. The decline in interest expense is due to lower average debt levels during the quarter compared to the prior year. Capitalized interest was $.1 million in both the second quarter of 1998 and second quarter 1997. Other income, including interest income, was $.2 million in the current quarter compared to $.1 million in the second quarter of 1997, with higher interest income accounting for the difference.

 Income Taxes

 The income tax provision for the three months ended June 30, 1998 was $12.6 million for an effective tax rate of 37.6%. This compares to a tax provision of $12.8 million in the quarter ended June 30, 1997 which was an effective tax rate of 37.5% for the first six months of 1998, an income tax provision of $7.5 million was recorded for an effective tax rate of 37.4%. The tax provision for the first half of 1997 was $25.3 million or 38.0%.

 Net Earnings

 Net earnings for the quarter ended June 30, 1998 were $20.8 million or $.36 per share compared to net earnings of $21.3 million or $.37 per share in the same period in 1997. For the first half of 1998, net earnings totalled $12.6 million or $.22 per share including an after-tax restructuring charge of $24.4 million ($37.7 million pre-tax) or $.40
 per share.   Net  earnings for the first six months of 1997 were $41.3
 million or $.71 per share.

 CAPITAL RESOURCES AND LIQUIDITY

 Cash Provided by Operations

 For the six months ended June 30, 1998, cash provided by operations was $62.2 million, compared to $43.1 million for the same period of 1997. The increase in cash provided by operations is primarily the result of a reduction in inventory and a smaller increase in accounts receivable compared to a year ago.

 Capital Expenditures

 Capital expenditures totaled $32.2 million for the six months ended June 30, 1998, compared to $30.5 million for the same period last year.

 During the first six months of 1998, the Groveton mill upgraded the stock blending system for better efficiency, faster and continuous furnish, less broke and a reduction in the usage of higher cost fiber.

 Work was completed on several other major capital projects throughout the company. At the Bay West converting plant, a building and warehouse expansion project was completed which increases the operating plant and warehouse space by 268,000 square feet. Also at Bay West, capital investment continues for additional towel and tissue converting equipment to keep pace with increasing sales volume. At the Mosinee mill, a wet lap machine was installed to improve paper machine scheduling and flexibility. The #1 paper machines at Mosinee, Sorg and Bay West paper mills are in the process of rebuilds to increase production capacity at each of the locations.

 During the first six months of 1998, the Board of Directors approved $25 million in capital improvements at the company's Otis mill to expand the production capacity of both paper machines and add significant new manufacturing capabilities for one of the machines which will give the Specialty Paper Group improved profitability of their sales mix. This
 project is expected to be completed in the first quarter of 1999.   The
 Board also approved $4 million for a new toweling line at the Bay West converting plant to be completed in 1999 for added capacity to meet the expected increases in sales and distribution.

 Total capital expenditures are projected to be less than $80 million in 1998, down from the company's original estimates. This decrease is not the result of changes in capital strategies, but merely reflects refinement of earlier estimates and timetables.

 Financing

 Long-term debt decreased $23 million in the six months ended June 30, 1998 to $117.4 million. Long-term debt at June 30, 1998 consisted of $54 million outstanding under the company's revolving credit facility, with interest rates between 5.9% and 6.0%. In addition, the company had $6 million in notes to Prudential Insurance Company of America and its subsidiaries, at a fixed rate of 6.03%, a $20 million loan agreement with a bank, with a fixed rate of 7.83%, and $19 million in variable rate development bonds, with an interest rate of 3.8% at the end of June. There was also $18.4 million in commercial paper outstanding at June 30, 1998, at interest rates between 5.70% and 5.738%.

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

 Common Stock Repurchase

 On June 30, 1994, the company's Board of Directors authorized the repurchase of up to 1,856,250 shares (adjusted for subsequent stock dividends or splits) of the company's common stock from time to time in the open market or through privately negotiated transactions at prevailing market prices. This authorization was modified by the Board in December 1997 to the extent required to satisfy stock repurchase authorization limits applicable as a result of the merger with Mosinee, which was accounted for as a pooling of interests. As of June 30, 1998, the company may repurchase approximately 1,150,000 shares under this modified authorization. The company repurchased 37,700 shares of the company's common stock during the six month period ended June 30, 1998. In July, 1998 the company repurchased an additional 474,600 shares.

 Dividends

 Since the company has changed from a fiscal year ending in August to a calendar year reporting basis, no dividend declaration was made in the first quarter. The dividend declared in December 1997, of $.0625 per share was paid January 15, 1998 to shareholders of record as of
 January 5, 1998.  At the April 16, 1998 meeting, the Board of Directors
 approved a 12% increase in the cash dividend.   The quarterly cash
 dividend of $.07 per share was paid May 15, 1998 to stockholders of record as of May 1, 1998. On June 18, 1998 the Board of Directors declared a quarterly cash dividend of $.07 payable August 17, 1998 to shareholders of record on August 3, 1998.

                      PART II.  OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

 On May 13, 1997, the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the company's wholly owned subsidiary, Bay West Paper Corporation. The suit alleges a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. Since the filing of this suit, numerous class action suits have been filed by direct purchasers of commercial sanitary paper products in various federal district courts throughout the country. All of these federal cases have been consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. In addition, class actions have been commenced by indirect purchasers of sanitary commercial paper products in various state courts alleging a conspiracy to fix prices under state anti-trust laws. All of these actions are in their early stages. The company does not believe that it has violated any antitrust laws and it is vigorously defending these claims.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of shareholders of the  company  was  held on June
 18, 1998.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

        MATTER                                  SHARES VOTED
                                                                                   Broker
                                  FOR        AGAINST     WITHHELD     ABSTAIN     NON-VOTE
 1.  Election of Class I
      Directors

   (a)  Walter Alexander       51,514,477      N/A        248,734       N/A          0

 2.  Election of Class II
       Directors

   (a)  Harry R. Baker         51,498,181      N/A        265,030       N/A          0

   (b)  Richard G. Jacobus     51,513,829      N/A        249,382       N/A          0

   (c)  Richard L. Radt        51,470,426      N/A        292,785       N/A          0

 3.  Election of Class III
        Directors

   (a)  Daniel R. Olvey        51,537,194      N/A        226,017       N/A          0

 4.  Approval of the 1998      48,659,775      1,965,556  N/A           1,137,880    0
        Stock Appreciation
        Rights Plan

 5.  Approval of the           51,480,803         63,633  N/A            216,775     0
        appointment
        of Wipfli Ullrich
        Bertelson LLP as
        independent auditors for the
        year ending December 31, 1998

                                 -13-

 ITEM 5.   OTHER INFORMATION

 YEAR 2000

  THE YEAR 2000 PROBLEM

 Wausau-Mosinee Paper Corporation, like most companies today, is heavily dependent upon computer technology to effectively carry out its day-to-day operations. In addition, the company is dependent on suppliers and customers who also use computer technology in the conduct of their business. For purposes of this discussion, the terms "Year 2000 issues" or "Year 2000 problems", or words of similar import, refer to the potential for failure of computer applications as a result of the failure of a program to properly recognize the year 2000 and to properly handle dates beyond the year 1999. Such computer applications involve, in the case of the company, manufacturing process controllers, environmental systems, order processing, inventory management and the shipment of finished goods, and internal financial and other information systems, among others.

  READINESS

 The company's assessment of the possible consequences of Year 2000 issues on the company's business, results of operations, or financial condition is not complete, but is continuing in accordance with the company's Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan was substantially revised following the merger with Mosinee Paper Corporation in connection with the integration of Mosinee's information systems and the evaluation of Mosinee's Year 2000 status. The company's Year 2000 Plan includes (1) upgrading its information technology software and all software and embedded technology applications in its manufacturing and environmental controls equipment and systems to become Year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and (3) developing contingency plans, if practical, for critical systems and processes. Implementation of the Year 2000 Plan has been undertaken at the company's various facilities and with respect to various operating or informational systems in varying degrees to date. The Year 2000 Plan is expected to be fully implemented at all locations and with respect to all critical information systems in 1999.

 The Company has begun to implement a company-wide enterprise resource planning system (ERP) purchased from a leading provider of this type of software. The ERP system is being implemented to improve information and efficiencies, standardize business practices, and reduce costs rather than to specifically address Year 2000 problems. The ERP system will, however, also assist the company in obtaining Year 2000 compliance. Year 2000 issues will also be addressed by reprogramming existing systems, replacing or upgrading hardware or software packages, or developing alternative measures eliminating the date as a critical part of the function. A few noncompliant systems exist for which alternative solutions are still being evaluated, but these systems are not critical to the day-to-day operations of the company's business.

 The Year 2000 problem extends beyond the company's own information and process control systems. Because the company is dependent on its suppliers and customers to successfully and profitably operate its business, the Year 2000 Plan includes an assessment process which seeks to contact those vendors or customers deemed most critical to the operations and business of the company. To date, the company's efforts have concentrated on contacting vendors whose products or services are critical to the manufacturing and operational systems of the company. This process will continue with respect to all of such vendors. The initial steps of a selected analysis of the company's significant customers to determine the possible effect of Year 2000 problems on these customers is expected to begin in the fourth quarter
 of 1998 and to be substantially completed in mid-1999.   The Year 2000
 Plan requires continued analysis throughout 1999 in such areas.

  COSTS

 A substantial amount of the work done on the Year 2000 Plan to date has been accomplished with internal staff or as part of projects implemented for business reasons other than Year 2000 concerns. The costs of achieving Year 2000 compliance have not been material to date and are not expected to be material. The implementation of the company-wide ERP system is expected to require a capital investment of approximately $5.5 million. Although the ERP implementation timetable was not accelerated to address Year 2000 issues, Year 2000 issues were considered in determining the overall timetable for the ERP implementation.

  RISKS

 The company expects no material adverse effect on its results of operations, liquidity, or financial condition as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its customers or vendors. However, the risks to the company associated with Year 2000 issues are many. While the company is undertaking its own evaluation and testing of its information technology and non-information technology systems, it is, like most companies, dependent to some extent on the assurances and guidance provided by the suppliers of the technology as to its Year 2000 compliance readiness.

 Similarly, the company's Year 2000 Plan provides for an ongoing analysis of the effect of the Year 2000 problem on the company's suppliers of raw materials and non-information technology services, as well as the anticipated effect of Year 2000 issues on its customers and the demand for its products. The company has limited ability to independently verify the possible effect of Year 2000 problems on its customers and vendors. Therefore, the company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition relies, in part, on its ability to analyze the business and operations of each of its critical vendors or customers. This process is, by the nature of the problem, limited to such persons' public statements, their responses to the company's inquiries, and the information available to the company from third parties concerning the industries or particular vendors or customers involved. The company believes, however, that Year 2000 problems which cause customers to be unable to place orders would have a material impact only if the problem was widespread and long-lived. The company believes it is likely that these problems would be temporary or that alternative processes could be implemented by the affected customers to prevent the Year 2000 problem from interrupting business transactions with the company for a long
 period of time.   The  company has a broad customer base which also would
 alleviate the adverse effects of isolated customer Year 2000 problems.

 Some risk also exists that despite the company's best efforts, critical manufacturing systems may malfunction due to Year 2000 problems and curtail the manufacturing process. The company does not anticipate such interruptions and it is unlikely that any such curtailment would be lengthy. With eleven manufacturing facilities, a temporary interruption at one facility is unlikely to have a material adverse impact on the company's business or profitability.

 Interruptions of communication services or power supply due to year
 2000 problems can cause the affected location to cease or curtail production or receipt and shipment of orders. While the company believes the risk of such curtailment to be small, the company is dependent on the suppliers of power and communication services that no interruption take place. Interruption of raw material supply due to supplier problems caused by Year 2000 issues are unlikely to be material as the company stocks raw materials to protect against supply problems and alternative sources of supply exist to obtain the raw materials.

  CONTINGENCY PLANS

 As part of its Year 2000 Plan, the company continues to identify and evaluate risks and possible alternatives should various contingencies arise. The company believes that the most critical information systems, primarily the sales order processing, inventory and shipping systems are already Year 2000 compliant or, if not, such systems have been given first priority to be made year 2000 compliant.

 The company will continue to analyze and develop contingency plans where possible and not cost prohibitive. Certain risks, such as the supply of raw materials can and will be addressed as other sources of supply are likely to be available. To a more limited extent, the company may not be able to develop effective contingency plans. For example, the company may not be able to develop satisfactory alternatives for communication services or the supply of power.

 SHAREHOLDER PROPOSALS AND DISCRETIONARY VOTING

 Pursuant to the company's bylaws, shareholders entitled to vote at the annual meeting of shareholders to be held in 1999 (the "1999 Annual Meeting") may bring business before the 1999 Annual Meeting for consideration only if proper notice of the proposed business has been provided to the Secretary of the company not earlier than January 15, 1999, and not later than February 14, 1999. Notice of any proposed nomination of a director from the floor at the 1999 Annual Meeting must also be provided to the Secretary of the company not earlier than January 15, 1999, and not later than February 14, 1999. The precise requirements, including the information required to be provided in the shareholder notice of business or with respect to a proposed nominee for director, and the procedures for notice in the event the date of the 1999 Annual Meeting is changed, are set forth in the company's bylaws which may be obtained from the Secretary of the company.

 If any shareholder desires to submit a proposal for inclusion in the proxy statement to be used in connection with the 1999 Annual Meeting, the proposal must be in proper form and be received by the company no later than November 17, 1998.

 The proxy solicited by the Board of Directors in connection with the 1999 Annual Meeting will provide that the proxy will confer discretionary voting authority as to any matter proposed by a shareholder at the 1999 Annual Meeting if the Secretary of the company does not receive notice of such proposal within the time limits specified for notice of nomination of directors or the presentation of business by shareholders at the 1999 Annual Meeting; that is, not earlier than January 15, 1999, and not later than February 14, 1999.

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

 <bullet>   Unforseen business interruptions or operational failures as a result of unanticipated Year 2000 compliance problems encountered by the company, its vendors, or customers.

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

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K

 The following exhibits are filed with the Securities and Exchange Commission as part of this report:

                                              Incorporated
                                               EXHIBIT <dagger>
 3.1       Restated Articles of Incorporation, as amended
           December 17, 1997 .....................4.1{(2)}

 3.2       Restated Bylaws, as amended December 17, 1997 4.2{(2)}

 4.1       Articles and Bylaws (see Exhibits 3.1 and 3.2)

 10.1      Wausau-Mosinee Supplemental Retirement Plan
           as amended April 16, 1998 ...........10.1{(11)}

 10.2      Incentive Compensation Plans, as amended
           September 17, 1997 (Printing and Writing Division and Technical Specialty Division)* ..10.2{(3)}

 10.3      Corporate Management Incentive Plan, as amended
           September 18, 1996* .................10(c){(4)}

 10.4      1988 Stock Appreciation Rights Plan, as amended
           April 17, 1991* .....................10(d){(4)}

 10.5      1988 Management Incentive Plan, as amended
           April 17, 1991* .....................10(e){(4)}

 10.6      1990 Stock Appreciation Rights Plan, as amended
           April 17, 1991* .....................10(f){(4)}

 10.7      Deferred Compensation Agreement dated March 2, 1990,
           as amended July 1, 1994* ............10(h){(5)}

 10.8      1991 Employee Stock Option Plan* .....10.8{(6)}

 10.9      1991 Dividend Equivalent Plan* ......10(i){(7)}

 10.10     Supplemental Retirement Benefit Plan dated
           January 16, 1992, as amended November 13, 1995* ..10{(8)}

 10.11     Directors' Deferred Compensation Plan, as amended
           February 19, 1998* .................10.11{(11)}

 10.12     Directors Retirement Benefit Policy, as amended
           April 16, 1998* ....................10.12{(11)}

 10.13     Transition Benefit Agreement with President and
           CEO* ...............................10.13{(6)}

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

 10.16     Mosinee Paper Corporation 1996 and 1997
           Incentive Compensation Plan for Corporate
           Executive Officers* ................10.16{(10)}

 10.17     Mosinee Paper Corporation Supplemental
           Retirement Benefit Plan dated October 17, 1991,
           as amended August 24, 1997* ........10.17{(10)}

 10.18     Mosinee Paper Corporation Supplemental
           Retirement Benefit Agreement
           dated November 15, 1991* ...........10.18{(10)}

 10.19     Mosinee Paper Corporation
           1994 Executive Stock Option Plan,
           as amended August 24, 1997* ........10.19{(10)}

 10.20     Incentive Compensation Plan
           for Executive Officers (1998) * ....10.20{(11)}

 27.1      Financial Data Schedule

 27.2      Financial Data Schedule (restated)

 99.1      Subsidiaries as of December 31, 1997  99.1{(10)}

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

 (1)   Current report on Form 8-K dated August 24, 1997.
 (2)   Registration Statement on Form S-8 dated December 17, 1997.

 (3)    Quarterly report Form 10-Q for the quarterly period ended November
        30, 1997.
 (4) Annual report on Form 10-K for the fiscal year ended August 31, 1996.
 (5) Annual report on Form 10-K for the fiscal year ended August 31, 1994.
 (6) Annual report on Form 10-K for the fiscal year ended August 31, 1997.
 (7) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1996.
 (8) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.
 (9) Annual report on Form 10-K for the fiscal year ended August 31, 1993.
 (10) Transition report on Form 10-Q for the transition period ended December 31, 1997.
 (11)   Quarterly report on Form 10-Q for the quarterly period ended March
        31, 1998.

 (b)Reports on Form 8-K:

 None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WAUSAU-MOSINEE PAPER
                                           CORPORATION


 August 13, 1998                           GARY P. PETERSON
                                           Gary P. Peterson
                                           Senior Vice President-Finance,
                                           Secretary and Treasurer

                                           (On behalf of the Registrant
                                           and as Principal Financial
                                           Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. <section>232.102(d))



 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

 EXHIBIT 27.2 FINANCIAL DATA SCHEDULE (RESTATED)