Form 10-Q
period 1998-09-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 1998-11-12
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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


 The number of common shares outstanding at October 31, 1998, was 54,397,539.

                   WAUSAU-MOSINEE PAPER CORPORATION

                           AND SUBSIDIARIES

                                 INDEX
                                                               PAGE NO.
 PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements
           Consolidated Statements of
           Income, Three Months and Nine Months
           Ended September 30, 1998 (unaudited) and
           September 30, 1997 (unaudited)                             1

           Condensed Consolidated Balance
           Sheets, September 30, 1998 (unaudited)
           and December 31, 1997 (derived from
           audited financial statements)                              2

           Condensed Consolidated Statements
           of Cash Flows, Nine Months
           Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited)                         3


           Notes to Condensed Consolidated
           Financial Statements                                       4

     Item 2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                  8

 PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                       16

     Item 5. Other Information                                       16

     Item 6. Exhibits and Reports on Form 8-K                        18

                    PART I.  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 CONSOLIDATED STATEMENTS OF INCOME
 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                               Three Months Ended      Nine Months Ended
                                                   September 30,         September 30,
 ($ in thousands, except share data - unaudited)    1998    1997          1998      1997
 Net sales                                       $241,603  $248,578    $722,899  $694,951
 Cost of sales                                    199,340   194,231     585,640   539,951
 Gross profit                                      42,263    54,347     137,259   155,000

 Operating expenses:
    Selling                                         6,185     6,345      19,256    19,355
    Administrative                                  2,625    14,439      23,219    31,849
    Restructuring                                       0         0      37,700         0
 Total operating expenses                           8,810    20,784      80,175    51,204

 Operating profit                                  33,453    33,563      57,084   103,796

 Interest expense                                 ( 1,738)   (2,220)     (5,608)   (6,076)
 Other                                                (54)      372         251       615
 Earnings before income taxes                      31,661    31,715      51,727    98,335
 Provision for income taxes                        12,050    11,992      19,550    37,320

 Net earnings                                    $ 19,611  $ 19,723    $ 32,177  $ 61,015

 Net earnings
    per share - Basic                            $   0.34  $   0.34    $   0.56  $   1.05

 Net earnings
    per share - Diluted                          $   0.34  $   0.34    $   0.56  $   1.05

 CONSOLIDATED BALANCE SHEETS
 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
 ($ in thousands*)                              September 30,   December 31,
 ASSETS                                              1998          1997
 Current Assets
    Cash and cash equivalents                   $    5,185     $   2,584

    Receivables, net                                79,330        69,674

    Refundable income taxes                              0         2,799

    Inventories                                    134,208       143,610

    Deferred income taxes                           17,968        15,152

    Other current assets                             2,189         1,110

 Total current assets                              238,880       234,929

 Property, plant and equipment - net               617,282       604,930

 Other assets                                       30,322        32,205

 TOTAL ASSETS                                   $  886,484     $ 872,064
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
    Current maturities of long-term debt        $   26,076     $   6,207

    Accounts payable                                50,428        53,181

    Accrued and other liabilities                   60,660        48,888

 Total current liabilities                         137,164       108,276

 Long-Term Liabilities
    Long-term debt                                 121,452       140,500

    Deferred income taxes                           90,010        92,947

    Other long-term liabilities                    102,087        88,926

 Total long-term liabilities                       313,549       322,373

 Commitments and contingencies                       ---           ---

 Preferred stock of subsidiary                       1,255         1,255

 Shareholders' equity                              434,516       440,160

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  886,484     $ 872,064

 *The consolidated balance sheet at September 30, 1998 is unaudited. The December 31, 1997 consolidated balance sheet is derived from audited financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                                      Nine Months Ended
                                                         September 30,
 ($ in thousands - unaudited)                          1998          1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                        $ 32,177     $ 61,015
 Provision for depreciation, depletion
      and amortization                                 37,325       34,737
 Recognition of deferred revenue                          (30)         (30)
 Provision for losses on accounts receivable              124         (280)
 Gain on property, plant
      and equipment disposals                             (13)        (296)
 Deferred income taxes                                 (5,753)       5,234
 Changes in operating assets and liabilities:
    Accounts receivable                                (9,780)     (16,770)
    Inventories                                         9,402        2,390
    Other assets                                          207      (12,464)
    Accounts payable and other liabilities             16,780        7,208
    Accrued income taxes                                9,038        1,851

 NET CASH PROVIDED BY OPERATING ACTIVITIES             89,477       82,595

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (54,559)     (48,969)
 Acquisition of companies                                   0      (61,382)
 Proceeds from property, plant and
      equipment disposals                               9,468          464
 Cash distributed from IRB trust fund                       0        1,297

 NET CASH USED IN INVESTING ACTIVITIES                (45,091)    (108,590)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements                       821       47,246
 Dividends paid                                       (11,684)     (12,069)
 Proceeds from stock options exercised                  1,741           32
 Payments for purchase of company stock               (32,663)     (10,927)

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (41,785)      24,282

 Net increase (decrease) in cash and cash equivalents   2,601       (1,713)
 Cash and cash equivalents at beginning of year         2,584          482
 Cash and cash equivalents at end of period          $  5,185     $ (1,231)

 Supplemental Cash Flow Information:
    Interest paid - net of amount capitalized        $  6,006     $  6,066
    Income taxes paid                                $ 16,302     $ 30,235

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

 Note 4. Selling and administrative expenses include expenses for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all grants under such plans had been exercised on that day. For the three months ended September 30, 1998, these plans resulted in after-tax income of $4,067,000 or $0.07 per share, compared to an after-tax expense of $3,213,000 or $0.06 per share for the same period last year. Year-to-date, 1998, these plans resulted in after-tax income of $2,800,000 or $0.05 per share, compared to after-tax expense of $3,215,000 or $.06 per share for the same period of 1997.

 Note 5. Accounts receivable consisted of the following:
       ($ in thousands)                       September 30,   December 31,
                                                  1998           1997
       Customer Accounts                        $85,559         $74,482

       Misc. Notes and Accounts Receivable        3,124           3,931
                                                 88,683          78,413
       Less: Allowances for Discounts,
       Doubtful Accounts and Pending Credits      9,353           8,739
       Receivables, Net                         $79,330         $69,674

                                  -4-

 Note 6. The various components of inventories were as follows:
       ($ in thousands)                   September 30,      December 31,
                                              1998              1997
       Raw Materials and Supplies         $  79,006         $  87,486

       Finished Goods and Work in Process    73,415            76,279

           Subtotal                         152,421           163,765

       Less:  LIFO Reserve                  (18,213)          (20,155)

       Net inventories                    $ 134,208         $ 143,610

 Note 7. The accumulated depreciation on fixed assets was $416,830,000 as of September 30, 1998, and $385,679,000 as of December
         31, 1997.

 Note 8. Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

 Note 9. A summary of long-term debt excluding current maturities is as follows:
        ($ in thousands)                      September 30,    December 31,
                                                  1998           1997
       Bonds, Mortgages and Similar Debt       $ 121,452      $ 140,449

       Capitalized Leases                              0             51

       Total Long-Term Debt                    $ 121,452      $ 140,500

 Note 10. Dividends declared per share were as follows:
              Three Months Ending             Nine Months Ending
           September 30,  September 30,   September 30,  September 30,
              1998*          1997            1998*          1997
               $.00         $0.0625          $.14          $.1875

 *Due to the change in fiscal year from an August 31 year-end to a December 31 year-end, no dividend was declared in the first quarter of 1998. Two quarterly dividends were declared in the second quarter of 1998. No quarterly dividend was declared in the third quarter of 1998, however on October 21, 1998 a cash dividend of $.07 per share was declared. The cash dividend is payable November 16, 1998 to shareholders of record as of November 6, 1998.

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

       Wausau-Mosinee Paper Corporation is organized into three operating groups and a corporate staff. The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio. The Printing and Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing and Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products and a converting facility which produces school papers. The Towel and Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel and Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

       Asset information by segment is as follows:
       ($ in thousands-unaudited)     September 30,    December 31,
                                          1998            1997
       Segment Assets
           Specialty Paper             $ 361,751       $ 366,489
           Printing & Writing            303,599         304,102
           Towel & Tissue                175,025         166,146
           Corporate & Unallocated*       46,109          35,327
                                       $ 886,484       $ 872,064

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

                                  -6-

 Sales and operating profit information by segment is as follows:
 ($ in thousands-unaudited)               Three Months                 Nine Months
                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                         1998       1997            1998       1997
       Net Sales External Customers
           Specialty Paper            $102,964    $111,114       $323,452   $307,499
           Printing & Writing           99,056     100,109        288,166    286,961
           Towel & Tissue               39,583      37,355        111,281    100,491
                                      $241,603    $248,578       $722,899   $694,951

       Net Sales - Intersegment
           Specialty Paper            $  3,665    $  3,269       $ 11,332   $  7,195
           Printing & Writing              452         321          1,222        665
           Towel & Tissue                   11           2             75         72
                                      $  4,128    $  3,592       $ 12,629   $  7,932

       Operating Profit
           Specialty Paper            $  8,934    $ 14,968       $ 37,985   $ 45,410
           Printing & Writing           14,056      17,770         40,238     48,979
           Towel & Tissue                6,051       9,260         20,097     24,936

       Total Reportable Segment
           Operating Profit             29,041      41,998         98,320    119,325
           Corporate & Eliminations      4,412      (8,435)        (3,536)   (15,529)
           Restructuring Charge                    (37,700)
           Interest Expense             (1,738)     (2,220)        (5,608)    (6,076)
           Other Income/Expense            (54)        372            251        615
       Earnings Before
          Income Taxes                $ 31,661    $ 31,715       $ 51,727   $ 98,335

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

 RESULTS OF OPERATIONS

 Net Sales

 Net sales for the quarter ended September 30, 1998 were $241.6 million, down 2.8% from the net sales in the same three month period of 1997. Shipments for the third quarter of 1998 were 213,800 tons, a decline of .6% from 1997. Selling prices for many of the company's products declined from both the second quarter, 1998 and year ago levels. Very competitive market conditions are prevalent in virtually all of the company's product lines resulting in lower selling prices. For the first nine months of 1998, net sales totalled $722.9 million, 4.0% higher than the net sales for the same period in 1997. Year-to-date shipments total 632,700 tons, up 6.6% from the 1997 shipments level. 1998 shipments and sales are higher, due in part to the acquisitions of B & J Supply and Otis Specialty Products in April and May of 1997, respectively.

 Net sales for the Printing and Writing Group for the quarter ended September 30, 1998 were $99.1 million, a decline of 1.1% from the third quarter, 1997 sales performance. Printing and Writing shipments were 1.2% lower than the prior year, with weaker shipments of the manufactured paper products more than offsetting volume gains in converted products. The decline in manufactured paper products is due to the company choosing to pursue only minimal amounts of commodity business as a result of extremely low market pricing for these products. Year-to-date sales for the Printing and Writing Group total $288.2 million, up .4% from the sales in first nine months of 1997, due principally to acquiring B & J Supply on April 1, 1997.

 Third quarter 1998 net sales for the Specialty Paper Group were $103.0 million, down $8.1 million or 7.3% from the third quarter 1997 net sales. Specialty Paper shipments declined 3.7% while lower selling prices for many of the product lines accounted for the balance of the sales decline. Specialty Paper's pressure sensitive and decorative laminate markets in particular were weak. For the first nine months of 1998, Specialty Paper Group sales were $323.5 million, up 5.2% over the same period a year ago on shipment volume improvement of 9.4%. Specialty

 Paper Group 1998 sales and shipment comparisons were aided by the acquisition of Otis Specialty Papers in mid-May of 1997.

 * Matters discussed in this report with respect to the company's expectations are forward-looking statements that involve risks and uncertainties. Reference Part II, Item 5. - Cautionary Statement Regarding Forward-Looking Information.

 The Towel and Tissue Group achieved net sales of $39.6 million for the three month period ended September 30, 1998, up 6.0% from sales in the same period last year. Shipments improved 12.0% for the quarter but average selling prices declined from both last quarter and the prior year. Conditions remain very competitive in the "away from home" towel and tissue markets. Towel and Tissue Group sales for the first nine months of 1998 were $111.3 million, an increase of 10.7% over the same 1997 period. Shipment volume of towel and tissue products is up 15.3% through September 1998 compared to 1997.

 Order backlog at September 30, 1998 was 6% lower than at September
 30, 1997 due to weak business conditions in the Printing and Writing and several of the Specialty Paper markets. Towel and Tissue Group backlogs were higher, reflecting the volume growth experienced in the past year. The company believes backlog totals do not indicate entirely the strength of its business, given that a substantial percentage of orders are shipped out of inventory promptly upon order receipt.

 Gross Profit

 Gross profit for the quarter ended September 30, 1998 was $42.3 million or 17.5% of net sales, compared to gross profit for the same quarter in 1997 of $54.3 million or 21.9%. The decline in gross profit is due primarily to lower selling prices for the company' products. The quarter was impacted by capital equipment modifications at three mills. The associated downtime to complete the projects and subsequent fine-tuning of the modifications cost the company over $2.5 million of gross profit. Pulpwood and wastepaper prices were higher than a year ago while average pulp prices fell during the quarter to levels below third quarter, 1997 prices.

 The company's paper manufacturing facilities operated at near full capacity during the third quarter 1998 except for downtime associated with capital improvements at the Otis, Mosinee and Bay West-Middletown mills. Despite this downtime, total finished production including converting production was 1.3% higher in third quarter 1998 than in third quarter 1997, as a result of a strong increase in towel and tissue production. Paper inventory quantities at September 30, 1998 were 1.3% higher than a year ago.

 Selling and Administrative Expenses

 Selling and administrative expenses for the three months ended
 September 30, 1998 were $8.8 million compared to expenses of $20.8 million in the same period in 1997. Adjustments for incentive compensation programs based on the market price of the company's stock accounted for $11.8 million of the year over year variance as an income adjustment of $6.6 million was recorded for the current quarter compared to expense of $5.2 million in the third quarter of 1997. The balance of the expense reduction is related to overhead cost reductions resulting from the merger.

 For the nine months ended September 30, 1998, selling and administrative expenses, excluding a restructuring charge discussed below, were $42.5 million compared to expenses of $51.2 million in the first nine months of 1997. Adjustments for stock incentive programs resulted in income of $4.5 million in 1998 compared to expense of $5.2 million for the first nine months of 1997. The balance of the increase is due principally to the addition of B & J Supply and Otis Specialty Papers in the second quarter of 1997.

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

 Merger related cost reduction activities are proceeding on plan. Participation in the voluntary early retirement program initiated by the company in March is high and as a result, a majority of the intended job reductions will be accomplished without layoffs. Company-wide cost savings from the workforce reduction program and other merger related cost reduction activities are projected to reach $30 million annually by the end of 1999, significantly greater than the $19 million in savings originally estimated.

 Interest Expense and Other Income/Expense

 For the three months ended September 30, 1998, interest expense was $1.7 million compared to $2.2 million in the same quarter of 1997. The decline in interest expense is due to lower average debt levels during the quarter compared to the prior year. Capitalized interest was $.1 million in third quarter 1998 compared to $.2 million last year. Other income or expenses was $.1 million of expense for the third quarter of 1998 compared to $.4 million of income in third quarter, 1997. The 1997 period included sales of non-strategic timberlands.

 Income Taxes

 The income tax provision for the three months ended September 30, 1998 was $12.1 million for an effective tax rate of 38.1%. This compares to a tax provision of $12.0 million in the quarter ended September 30, 1997 which was an effective tax rate of 37.8%. For the first nine months of 1998, an income tax provision of $19.6 million was recorded for an effective tax rate of 37.8%. The tax provision for the first nine months of 1997 was $37.3 million or 38.0% of pre-tax income.

 Net Earnings

 Net earnings for the quarter ended September 30, 1998 were $19.6 million or $.34 per share compared to net earnings of $19.7 million or $.34 per share in the same period in 1997. For the first nine months of 1998, net earnings totalled $32.2 million or $.56 per share including an after-tax restructuring charge of $23.4 million ($37.7 million pre-tax) or $.40 per share. Net earnings for the first nine months of 1997 were $61.0 million or $1.05 per share.

 CAPITAL RESOURCES AND LIQUIDITY

 Cash Provided by Operations

 For the nine months ended September 30, 1998, cash provided by operations was $89.5 million, compared to $82.6 million for the same period of 1997. The increase in cash provided by operations is primarily the result of a reduction in inventory, a smaller increase in accounts receivable, and increases in accounts payable and accrued liabilities which offset the reduction in earnings compared to a year ago.

 Capital Expenditures

 Capital expenditures totaled $54.6 million for the nine months ended September 30, 1998, compared to $49.0 million for the same period last year.

 During the first nine months of 1998, the Printing & Writing Group completed several projects at the Groveton mill totaling $5.8 million consisting of paper machine upgrades and a stock blending system for better efficiency, faster and continuous furnish, less broke and a reduction in the usage of higher cost fiber. The Brokaw mill has also spent $3.7 million year-to-date on an $8.8 million pulp mill distributive control system.

 The Specialty Paper Group is proceeding with several major capital projects in its pulp and paper mills. At the Mosinee mill, a wet lap machine was installed to improve paper machine scheduling and flexibility. The #1 paper machines at the Mosinee and Sorg paper mills are in the process of rebuilds to increase production capacity at each of the locations. The Otis mill has spent $1.3 million to date on an approved $25 million of capital improvements to expand the production capacity of both paper machines and add significant new manufacturing capabilities for one of the machines which is expected to give the Specialty Paper Group an improved sales mix. This project is anticipated to be completed in the first quarter of 1999.

 The Towel & Tissue Group has completed a building and warehouse expansion project which increases the operating plant and warehouse space by 268,000 square feet. Also at Bay West, capital investment continues for additional towel and tissue converting equipment to keep pace with increasing sales volume. The Board also approved $4 million for a new toweling line at the Bay West converting plant to be completed in 1999 for added capacity to meet the expected increases in sales and distribution.

 Total capital expenditures are projected to be less than $80 million in 1998, down from the company's original estimates. This decrease is not the result of changes in capital strategies, but merely reflects refinement of earlier estimates and timetables.

 Financing

 Total current and long-term debt increased slightly for the nine months ended September 30, 1998 to $147.5 million. The current portion of debt consisted of a $20 million loan agreement with a bank, with a fixed rate of 7.83%, and $6 million in notes to Prudential Insurance Company of America and its subsidiaries at a fixed rate of 6.03%. Long-term debt at September 30, 1998 included $65.5 million outstanding under the company's revolving credit facility, with interest rates between 5.75% and 5.94%. In September 1998, the company executed a $20 million promissory note for a line of credit with one bank at interest rates that are lower than the revolving credit facility. At the end of the period, $11 million was outstanding against this line with interest rates between 5.56% and 5.78%. In addition, the company had $6 million in notes outstanding to Prudential Insurance Company of America and its subsidiaries, at a fixed rate of 6.03%, and $19 million in variable rate development bonds, with an interest rate of 4.3% at the end of September. There was also $20 million in commercial paper outstanding at September 30, 1998, at interest rates between 5.75% and 5.94%.

 The company maintains a $105 million revolving credit facility with four banks, as well as the new $20 million line of credit. Cash provided by operations and this borrowing capacity are expected to meet current and anticipated working capital needs and dividend requirements, as well as fund the company's planned capital expenditures and stock repurchases. The company believes additional financing is readily available, should it be needed, to fund a major expansion, an acquisition, or additional stock repurchases.

 Common Stock Repurchase

 The repurchase of common stock authorized by the Board of Directors in June, 1994 was completed in August, 1998. In August, the Board authorized the company to repurchase up to 5,650,000 additional shares, subject to adjustment for future stock splits or dividends. This repurchase authorization represents approximately ten percent of the shares then outstanding. Under the 1994 and 1998 authorizations, the company repurchased an aggregate of 2,206,500 shares during the nine-month period ended September 30, 1998. The company also repurchased an additional 1,295,700 shares in October, 1998, reducing the remaining repurchase authorizations under the August, 1998 resolution to 3,208,600 shares at October 31, 1998.

 Dividends

 Since the company has changed from a fiscal year ending in August to a calendar year reporting basis, no dividend declaration was made in the first quarter. The dividend declared in December 1997, of $.0625 per share was paid January 15, 1998 to shareholders of record as of January 5, 1998. At the April 16, 1998 meeting, the Board of Directors approved a 12% increase in the cash dividend. The quarterly cash dividend of $.07 per share was paid May 15, 1998 to stockholders of record as of May
 1, 1998. On June 18, 1998 the Board of Directors declared a quarterly cash dividend of $.07 per share payable August 17, 1998 to shareholders of record on August 3, 1998. No dividend was declared in third quarter 1998, however on October 21, 1998 the Board of Directors declared a quarterly cash dividend of $.07 per share payable November 16, 1998 to shareholders of record on November 6, 1998.

 YEAR 2000

     THE YEAR 2000 PROBLEM

 Wausau-Mosinee Paper Corporation, like most companies today, is heavily dependent upon computer technology to effectively carry out its day-to-day operations. In addition, the company is dependent on suppliers and customers who also employ computer technology in their business. For purposes of this discussion, the terms "Year 2000 issues" or "Year 2000 problems", or terms of similar import, refer to the potential for failure of computer applications as a result of the failure of a program or hardware to properly recognize the year 2000 and to properly handle dates beyond the year 1999, and the term "Year 2000 readiness", or terms of similar import, mean that the particular equipment or processes referred to has been modified or replaced and the company believes that such modified or replaced equipment or process will operate as designed after 1999 without Year 2000 problems. Such computer applications involve, in the case of the company, manufacturing process controllers, environmental systems, order processing, inventory management and the shipment of finished goods, and internal financial and other information systems, among others.

     READINESS

 The company's assessment of the possible consequences of Year 2000 issues on the company's business, results of operations, or financial condition is not complete, but is continuing in accordance with the company's Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan consists of seven steps: 1. Awareness and plan development,
 2. Inventory, 3. Assessment, 4. Corrective actions and resolution,
 5. Test requirements, 6. Integrated tests of linked processes, and
 7. Implementation. The Year 2000 Plan is being administered by a corporate team representing the company's information systems, finance, environmental, logistics, manufacturing, and engineering departments (the "Year 2000 Team"). An additional team operating under the direction of the Year 2000 team at each of the company's facilities is responsible for Year 2000 Plan implementation at the facility. The Year 2000 Team is responsible for the communication and implementation of the Year 2000 Plan and the communication of Year 2000 Plan progress and Year 2000 readiness status to management. The specific actions to be taken under the seven steps of the Year 2000 Plan are periodically reviewed and modified by the Year 2000 Team as appropriate. Pursuant to the Year 2000 Plan, the company intends to (1) upgrade its information technology software and all software and embedded technology applications in its equipment and facilities to be Year 2000 ready, (2) assess the Year 2000 readiness of suppliers and customers, and (3) develop contingency plans, if practical, for critical systems and processes.

 Implementation of the Year 2000 Plan has begun, although the degree of completion of the seven steps of the Year 2000 Plan varies. All facilities have largely completed the identification of third party links and the inventory of critical process equipment and manufacturing facilities.

 The company is working closely with a core group of key manufacturers of controls and equipment for the paper industry. These manufacturers are developing internal organizations and a standardized methodology to respond to the demand for Year 2000 assessment, resolution, testing, and implementation procedures. Purchase orders have been awarded for equipment assessment, audits, testing, and certification at some locations, with assessment and testing expected to be completed by May, 1999. The Year 2000 Plan calls for Year 2000 problems identified by the assessment and testing process to be corrected on an ongoing basis. The company has also identified and is addressing its energy, environmental, logistics, and safety issues with internal and outside resources.

 Approximately 50% of the company's information systems are Year 2000
 ready as of the date of this report.   The company has adopted a
 time-phased enterprise resource planning system (ERP) to improve business practices and reduce costs by enhancing order entry, financial, purchasing, manufacturing, and logistics reporting capabilities at all facilities. The ERP system is also intended to bring the remainder of the company's information systems to Year 2000 readiness. Training and implementation of this company-wide, common software system is being conducted by internal resources with guidance from outside consultants. Implementation of the ERP system began in the second quarter of 1998 and is on schedule for all of the company's information systems becoming
 Year 2000 ready by July, 1999.

 The Year 2000 problem extends beyond the company's own information and manufacturing systems. Because the company is dependent on its suppliers and customers to successfully operate its business, the Year 2000 Plan assessment process involves contacting those vendors or customers deemed most critical to the operations and business of the company and to obtain survey responses from all other suppliers or service providers. Vendors include suppliers of both goods and services, including transportation services, communications, and utilities in addition to raw materials, equipment, technology, and other areas directly related to the manufacturing process. Response to the company's inquiries has been good and the company anticipates completion of vendor surveys during the fourth quarter of 1998. Additional evaluation of certain sources of raw materials or critical services will be done in consultation with suppliers to develop contingency plans as warranted.

 Although the company has a broad line of products and a broad customer base, interruptions to the business of certain customers or markets because of Year 2000 problems could have a material adverse effect on the company's business. To date, efforts to determine Year 2000 readiness of customers in key markets or among customers have been relatively informal. A more formal analysis to determine the possible effect of Year 2000 problems on a broad base of customers is expected to begin in the fourth quarter of 1998 and to be substantially completed in mid-1999. The Year 2000 Plan requires continued analysis throughout 1999 in such areas.

     COSTS

 A substantial amount of the work done on the Year 2000 Plan to date has been accomplished with internal staff or as part of projects implemented for business reasons other than Year 2000 concerns. The company has contracted with several suppliers of equipment and software to the paper industry to evaluate Year 2000 readiness. The costs of achieving Year 2000 readiness have not been material to date and are not expected to be material. As of the date of this report, remediation for key paper making process controls and equipment is expected to cost less than $2 million, although not all equipment or facilities have yet been assessed. The implementation of the company-wide ERP system is expected to require a capital investment of approximately $5.5 million.
 Although the ERP implementation timetable was not accelerated to address Year 2000 issues, those issues were considered in determining the overall timetable for its implementation.

     RISKS

 The company expects no material adverse effect on its results of operations, liquidity, or financial condition as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its customers or vendors. However, the risks to the company associated with Year 2000 issues are many. While the company is undertaking its own evaluation and testing of its information technology and non-information technology systems, it is, like most companies, dependent to some extent on the assurances and guidance provided by the suppliers of the technology as to its Year 2000 compliance readiness. Similarly, the company's Year 2000 Plan provides for an ongoing analysis of the effect of the Year 2000 problem on the company's suppliers of raw materials and non-information technology services, as well as the anticipated effect of Year 2000 issues on its customers and the demand for its products. The company has limited ability to independently verify the possible effect of Year 2000 problems on its customers and vendors. Therefore, the company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition relies, in part, on its ability to analyze the business and operations of each of its critical vendors or customers. This process is, by the nature of the problem, limited to such persons' public statements, their responses to the company's inquiries, and the information available to the company from third parties concerning the industries or particular vendors or customers involved. The company believes, however, that Year 2000 problems which cause customers to be unable to place orders would have a material adverse impact on its results of operations, liquidity, or financial condition only if the problem was widespread and long-lived. The company believes it is likely that Year 2000 problems would be temporary or that alternative processes could be implemented by the affected customers to prevent the Year 2000 problem from interrupting business transactions with the company for a long period of time. The company has a broad customer base which also would alleviate the adverse effects of isolated customer Year 2000 problems.

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

 Interruptions of communication services or power supply due to Year 2000 problems can cause the affected location to cease or curtail production or receipt and shipment of orders. While the company believes the risk of such curtailment to be small, the company is dependent on the suppliers of power and communication services that no interruption take place for periods which would result in a material adverse effect on the company's business. Interruption of raw material supply due to supplier problems caused by Year 2000 issues are unlikely to be material as the company stocks raw materials to protect against supply problems and alternative sources of supply exist to obtain the raw materials.

     CONTINGENCY PLANS

 As part of its Year 2000 Plan, the company continues to identify and evaluate risks and possible alternatives should various contingencies arise. The company believes that the most critical information systems, primarily the sales order processing, inventory, and shipping systems are already Year 2000 ready or, if not, that such systems have been given first priority to be made Year 2000 ready and will be ready by July, 1999.

 Certain risks, such as the supply of raw materials, can and will be addressed as other sources of supply are likely to be available. To a more limited extent, the company may not be able to develop effective contingency plans. For example, the company may not be able to develop satisfactory alternatives for communication services or the supply of fuel or power, although it will continue to explore alternatives for these services or commodities. The company will continue to analyze and develop contingency plans where possible and not cost prohibitive.

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

 Since the filing of this suit, numerous class action suits have been filed by private direct purchasers of commercial sanitary paper products in various federal district courts throughout the country. Additional federal lawsuits have recently been filed by the Attorney Generals' of the States of Maryland, New York, and West Virginia. All of these federal cases have been consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. In addition, class actions have been commenced by indirect purchasers of sanitary commercial paper products in various state courts alleging a conspiracy to fix prices under state anti-trust laws. All of these actions are in their early stages. The company does not believe that it has violated any antitrust laws and it is vigorously defending these claims.

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

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits are filed with the Securities and Exchange Commission as part of this report:

                                                   Incorporated
                                                  EXHIBIT <dagger>
     3.1    Restated Articles of Incorporation, as amended
            October 21, 1998 .........................3.1{(1)}

     3.2    Restated Bylaws, as amended December 17, 1997 4.2{(2)}

     4.1 Rights Agreement, dated as of October 21, 1998, between Wausau-Mosinee Paper Corporation and Harris Trust and Savings Bank, including the
            Form of Restated Articles of Incorporation
            as Exhibit A and the Form of Rights Certificate as
            Exhibit B.................................4.1(1)

     4.2    Summary of Rights to Purchase Preferred Shares
            (Exhibit C to Rights Agreement)...........4.2(9)

     10.1   Wausau-Mosinee Supplemental Retirement Plan
            as amended April 16, 1998 ...............10.1{(11)}

     10.2   Incentive Compensation Plans, as amended
            September 17, 1997 (Printing and Writing Division
            and Technical Specialty Division)* .......10.2{(3)}

     10.3   Corporate Management Incentive Plan, as amended
            September 18, 1996* .....................10(c){(4)}

     10.4   1988 Stock Appreciation Rights Plan, as amended
            April 17, 1991* .........................10(d){(4)}

     10.5   1988 Management Incentive Plan, as amended
            April 17, 1991* .........................10(e){(4)}

     10.6   1990 Stock Appreciation Rights Plan, as amended
            April 17, 1991* .........................10(f){(4)}

     10.7   Deferred Compensation Agreement dated March 2, 1990,
            as amended July 1, 1994* ................10(h){(5)}

     10.8   1991 Employee Stock Option Plan* .........10.8{(6)}

     10.9   1991 Dividend Equivalent Plan* ..........10(i){(7)}

     10.10  Supplemental Retirement Benefit Plan dated
            January 16, 1992, as amended November 13, 1995* 10{(8)}

     10.11  Directors' Deferred Compensation Plan, as amended
            February 19, 1998* .....................10.11{(11)}

     10.12  Directors Retirement Benefit Policy, as amended
            April 16, 1998* ........................10.12{(11)}

     10.13  Transition Benefit Agreement with President
             and CEO* ..............................10.13{(6)}

     10.14  Mosinee Paper Corporation 1985 Executive Stock Option
            Plan, as amended August 24, 1997* ......10.14{(10)}

     10.15  Mosinee Paper Corporation 1988 Stock
            Appreciation Rights Plan, as amended 4/18/91* 10.15{(10)}

     10.16  Mosinee Paper Corporation 1996 and 1997
            Incentive Compensation Plan for Corporate
            Executive Officers* ....................10.16{(10)}

     10.17  Mosinee Paper Corporation Supplemental
            Retirement Benefit Plan dated October 17, 1991,
            as amended August 24, 1997* ............10.17{(10)}

     10.18  Mosinee Paper Corporation Supplemental
            Retirement Benefit Agreement
            dated November 15, 1991* ...............10.18{(10)}

     10.19  Mosinee Paper Corporation
            1994 Executive Stock Option Plan,
            as amended August 24, 1997* ............10.19{(10)}

     10.20  Incentive Compensation Plan
            for Executive Officers (1998) * ........10.20{(11)}

     27.1   Financial Data Schedule

     27.2   Financial Data Schedule (restated)

     99.1   Subsidiaries as of December 31, 1997 ....99.1{(10)}

      *Executive compensation plans or arrangements.

      <dagger> Where exhibit has been previously filed and incorporated herein by reference, exhibit numbers set forth herein correspond to the exhibit number of such exhibit in the following reports of the registrant (Commission File No. 0-7574) filed with the Securities and Exchange Commission.

      (1)    Current report on Form 8-K dated October 21, 1998.
      (2)    Registration Statement on Form S-8 dated December 17, 1997.
      (3) Quarterly report Form 10-Q for the quarterly period ended November 30, 1997.
      (4)    Annual report on Form 10-K for the fiscal year ended August
             31, 1996.
      (5)    Annual report on Form 10-K for the fiscal year ended August
             31, 1994.
      (6)    Annual report on Form 10-K for the fiscal year ended August
             31, 1997.

      (7) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1996.
      (8) Quarterly report on Form 10-Q for the quarterly period ended November 30, 1995.
      (9)    Registration Statement on Form 8-A, filed on October 29,
             1998.
      (10) Transition report on Form 10-Q for the transition period ended December 31, 1997.
      (11) Quarterly report on Form 10-Q for the quarterly period ended March 31, 1998.

 (b) Reports on Form 8-K:

 None

                              SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WAUSAU-MOSINEE PAPER
                                     CORPORATION


 November 12, 1998                   GARY P. PETERSON
                                     Gary P. Peterson
                                     Senior Vice President-Finance,
                                     Secretary and Treasurer

                                     (On behalf of the Registrant
                                      and as Principal Financial Officer)

                             EXHIBIT INDEX
                                  TO
                               FORM 10-Q
                                  OF
                   WAUSAU-MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
             Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

 EXHIBIT 27.2 FINANCIAL DATA SCHEDULE (RESTATED)