Form 10-K
period 1998-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 1999-03-30
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K
    (Mark One)
      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-7475

                        WAUSAU-MOSINEE PAPER CORPORATION
               (Exact name of registrant as specified in charter)

         1244 KRONENWETTER DRIVE                      WISCONSIN
         MOSINEE, WISCONSIN 54455              (State of incorporation)
  (Address of principal executive office)            39-0690900
                                         (I.R.S. Employer Identification
                                          Number)

        Registrant's telephone number, including area code: 715-693-4470

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class             Name of each exchange on which
                                         registered
     COMMON STOCK, NO PAR VALUE               NEW YORK STOCK
                                              EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No ___
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of February 26, 1999, the aggregate market value of the common stock shares held by non-affiliates was approximately $774,695,015.

      The number of common shares outstanding at February 26, 1999 was 53,165,639.

                      DOCUMENTS INCORPORATED BY REFERENCE
 PROXY STATEMENT FOR USE IN CONNECTION WITH 1999 ANNUAL MEETING OF
 SHAREHOLDERS
                     (TO THE EXTENT NOTED HEREIN): PART III

                           TABLE OF CONTENTS
                                                                   PAGE


 PART I

 Item 1.  Business .................................................. 1
 Item 2.  Properties ............................................... 12
 Item 3.  Legal Proceedings ........................................ 13
 Item 4.  Submission of Matters to a Vote of Security Holders ...... 13

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters ................................... 14
 Item 6.  Selected Financial Data .................................. 15
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ............................... 16
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk. 25
 Item 8.  Financial Statements and Supplementary Data ...............26
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures .................... 57

 PART III

 Item 10. Directors and Executive Officers of the Registrant ....... 58
 Item 11. Executive Compensation ................................... 58
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management ............................................... 58
 Item 13. Certain Relationships and Related Transactions ........... 58

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K .............................................. 59

                                     -ii-


                                     PART I


 ITEM 1.  BUSINESS.

 GENERAL DEVELOPMENT OF BUSINESS

 The Company was incorporated in Wisconsin on June 1, 1899, under the name of Wausau Paper Mills Company ("Wausau"). On December 17, 1997, Wausau completed a merger with Mosinee Paper Corporation ("Mosinee") in which Mosinee became a wholly-owned subsidiary of Wausau. Simultaneous with the consummation of the merger, Wausau changed its name to Wausau-Mosinee Paper Corporation (hereinafter referred to as the "Company").

 The Company manufactures, converts, and sells paper. The Company's principal office is located in Mosinee, Wisconsin. At December 31, 1998, the Company had approximately 3,400 employees at eleven facilities located in six states.

 On December 17, 1997, the Company adopted a fiscal year-end reporting period of December 31. This change from the Company's August 31 fiscal year-end was effective on December 31, 1997. The merger with Mosinee was accounted for as a pooling-of-interests and as a result, the financial statements for the two companies have been restated as indicated in the footnotes which accompany the financial statements. See Notes 1 and 2 of "Notes to Consolidated Financial Statements."

 This report contains certain of management's expectations and other forward-looking information regarding the Company. While the Company believes that these forward-looking statements are based on reasonable assumptions, all such statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include those described in this Form 10-K under the caption "Cautionary Statement Regarding Forward-looking Statements" and, from time-to-time, in the Company's other filings with the Securities and Exchange Commission.

 FINANCIAL INFORMATION ABOUT SEGMENTS

 Information relating to the Company's sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 16 of "Notes to Consolidated Financial Statements."

 NARRATIVE DESCRIPTION OF BUSINESS

 The Company competes in different markets within the paper industry. Each of its operating groups serves distinct market niches. The various markets for the products of the Company are highly competitive, with competition based on service, quality and price.

 The Company's eleven operating facilities are organized into the three operating groups described below.

   SPECIALTY PAPER GROUP

 The Specialty Paper Group combines the Company's Mosinee, Sorg,
 Rhinelander, and Otis facilities to produce a wide variety of technical specialty papers. The Group is a leader in many of its markets, although market position varies by product.

 The Rhinelander and Otis mills together are one of the nation's largest manufacturers of supercalendered backing papers for pressure sensitive labeling applications. These facilities, located at Rhinelander, Wisconsin, and Jay, Maine, also manufacture specialty paper for a broad range of food, medical, and industrial applications, including protective barrier papers for pet food and microwave popcorn, and lightweight paper for sterilized medical packaging. Products, markets and distribution methods and principal competitors for the Rhinelander and Otis mills can be summarized as follows:

     PRINCIPAL PRODUCTS
     Pressure-sensitive backing, silicone-coated release papers, grease-resistant packaging, food service papers, sterilizable medical packaging, and electrographic and translucent papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     Sold directly to converters, mainly in the U.S., for the following industries: pressure-sensitive labeling, convenience food, food service, pet food, medical packaging, and specialized converters.

     PRINCIPAL COMPETITION
     Competition comes from large integrated companies such as International Paper, Fraser Papers, UPM-Kymmene, EB Eddy, Crown Vantage, and SAPPI, Ltd.

 The Mosinee mill in Mosinee, Wisconsin, is one of the nation's largest producers of masking tape base and manufactures a wide range of highly engineered paper products. These include high-performance industrial papers chemically treated for wet strength, flame retardancy, anti-static, corrosion or grease resistance for various industries, such as automotive, housing, and food processing. Products, markets and distribution methods and principal competitors for the Mosinee mill can be summarized as follows:

     PRINCIPAL PRODUCTS
     Industrial crepe, masking, gumming, foil laminating, flame-resistant, specialty metal interleaver, cable wrap, creped tape backing, electrical insulation, pressure-sensitive backing, water base and film coating, ink-jet printing, packaging, saturating, and grease-resistant papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     Sold directly to manufacturers and converters, mainly in the U.S., in the following industries: housing, steel, aluminum and other metal, masking tape and masking paper, electrical cable, wire and components, automotive, general converters, composite can packaging, filter, and specialty coating.

     PRINCIPAL COMPETITION
     Competition in several grades of paper made from the Mosinee mill's natural kraft pulp comes from other fully-integrated, large paper companies such as Thilmany Paper, Longview Fibre Company, and Gilman Paper Company. Competition in grades of paper made from market pulp comes from several non-integrated specialty paper mills such as Little Rapids Paper Company, as well as large integrated paper companies such as Crown Vantage.

 The Sorg mill produces additional specialty grades of paper, including decorative laminate papers, deep color tissue used in napkin and tablecloth stock, and colored school construction paper. Products, markets and distribution methods and principal competitors for the Sorg mill in Middletown, Ohio, can be summarized as follows:

     PRINCIPAL PRODUCTS
     Deep-color and white tissue (facial quality, napkin, and tablecloth), filter paper (vacuum bag and food cooking), decorative laminates (print base, solid color core, alpha overlay, and barrier), report, construction, photo background, perforating tape, flame-resistant, blotting, soapboard/soapwrap, and saturating papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     Sold directly to manufacturers and converters with limited marketing through paper brokers and distributors mainly in the U.S., in the following industries: housing, consumer product packaging, home appliances, filters, printing, advertising and promotion commercial goods, soapboard and soapwrap, saturators, specialized industrial converters.

     PRINCIPAL COMPETITION
     Competition is from both non-integrated specialty mills and larger integrated paper companies. Competitors in Sorg's major paper grades of decorative, soapboard, saturating base and vacuum bag include Crown Vantage, Mead Paper, Munksjo, Kimberly Clark, Dexter, Fletcher, Monadnock, Riverside Paper Corp., Little Rapids Paper Company, and French Paper.

     PRINTING & WRITING GROUP

 The Printing & Writing Group produces three lines of paper products in five facilities.

 Under the "Wausau Papers" trademark, the Group manufactures a broad line of premium printing and writing papers, imaging papers, colored offset papers and board grades at its mills in Brokaw, Wisconsin, and Groveton, New Hampshire. Over 60% of the fine printing and writing papers produced are colored papers. The Group's fine printing and writing sales are estimated to be less than 3% of the total market. Papers sold under the Wausau Papers label include a wide range of virgin and recycled printing and writing papers, two-thirds of which are colored papers, including Astrobrights<reg-trade-mark>, a 25-year old national brand. Products, markets and distribution methods and principal competitors for Wausau Papers can be summarized as follows:

     PRINCIPAL PRODUCTS
     Text and cover, index, tag and bristol, imaging, premium offset, and envelope papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     More than 80% of the sales of printing and writing papers are sold in sheet form to paper distributors which serve commercial printers, in-plant print shops, quick printers, copy centers, and retail office supply and home office outlets. The Group also markets to converters that serve the greeting card and announcement industry.

     PRINCIPAL COMPETITION
     Competition in printing and writing grades comes from specialty divisions of major integrated paper companies such as International Paper, Georgia Pacific, Champion International, Fraser Papers, SAPPI, and smaller privately held non-integrated companies.

 The Printing & Writing Group's Specialty Products facility manufactures and sells school supply papers, craft, and retail products. Converting facilities are operated in Appleton, Wisconsin. Products, markets and distribution methods and principal competitors for Wausau-Mosinee Specialty Products can be summarized as follows:

     PRINCIPAL PRODUCTS
     Construction, drawing, tablet, dual surface kraft, and craft papers, tagboard, retail packaging, and flame retardant papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     School, arts, and craft products are sold in sheet and roll form to stocking distributors which serve the 16,000 school districts throughout the United States and various retail markets.

     PRINCIPAL COMPETITION
     Competition is primarily from privately held companies such as school paper manufacturer Riverside Paper Corporation, several national paper converters such as Pacon, Roselle, Bemis Jason, and American Converting, and regional converters with niche product lines.

 The Mosinee Converted Products facilities produce wax-laminated roll wrap and related specialty finishing and packaging products such as custom coating, laminating and converting wrap. Converting facilities are operating in Columbus, Wisconsin, and Jackson, Mississippi. Products, markets and distribution methods and principal competitors for Mosinee Converted Products are as follows:

     PRINCIPAL PRODUCTS
     Roll and skid wrap, roll headers, can body stock, cold seal packaging, and fabric softener, impregnated, medium, non-woven, and coated papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     Sold direct to manufacturers and converters in the U.S. in the following markets: paper industry, industrial packaging, corrugated containers, consumer products, and composite can manufacturers.

     PRINCIPAL COMPETITION
     Competition in roll wrap comes from the other wax and poly laminators and includes Laminated Papers, Sonoco Products, Bonar Packaging, Ltd., Fortifiber, Inc., Ludlow, Simplex, and Fiberlam, Inc.

     TOWEL & TISSUE GROUP

 The Towel & Tissue Group produces a complete line of towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market.

 Although the Group has grown significantly, it is one of the smaller competitors in this market.

 Towel and tissue products made from recycled material and marketed under Bay West's EcoSoft<trademark> brand name are used in the washrooms of theme parks, hospitals, hotels, office buildings,
 factories, schools, and restaurants nationwide.   The Group's towel and
 tissue mill is located in Middletown, Ohio and its converting facility is located in Harrodsburg, Kentucky. Products, markets and distribution methods and principal competitors for the Towel & Tissue Group can be summarized as follows:

     PRINCIPAL PRODUCTS
     Washroom roll towels, washroom folded towels, soaps, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipes, tissue products, dairy towels, and household roll towels.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
     Sold almost exclusively through sanitary maintenance suppliers and paper distributors in the U.S. and several foreign countries for use in the following markets: industrial and commercial washroom, educational institutions, and the healthcare, dairy, and automotive service industries.

     PRINCIPAL COMPETITION
     Competition comes from major integrated paper companies which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Fort James Corporation, Georgia Pacific,
     Kimberly Clark, and Wisconsin Tissue Mills.

     EXPORT SALES

 In addition to the three operating groups, Wausau-Mosinee International, Inc. is the commissioned sales agent for the export sales of the Company. Wausau-Mosinee International, Inc. has elected to be treated as a FSC for federal income tax purposes. During 1998 the Company terminated its regional sales office presence in Singapore.

     RAW MATERIALS

 Pulp is the basic raw material for paper production. The Mosinee and Brokaw mills produce approximately 85% and 50%, respectively, of their own pulp needs. Timber required for operation of the Company's pulp mills is readily available. The balance of the Company's pulp needs (approximately 450,000 tons) is purchased on the open market, principally from pulp mills throughout the United States and Canada. From time to time, the Company may purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

 Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for Printing & Writing's recycled products. Recycled fiber is in adequate supply and readily obtainable.

 The Towel & Tissue Group produces principally all of its de-inked fiber needs from 100% post-consumer waste which is readily available from domestic suppliers.

 Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are all available from a number of suppliers and are purchased at current market prices.

     ENERGY

 The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities. The Company generates approximately 25% of its electrical power needs from steam, fuel oil, coal, wood chips, fibercake, and natural gas powered generating facilities. The Company generally purchases natural gas, coal, and fuel oil on a contract basis at prevailing market prices. Wood chips and fibercake are byproducts of mill operations. Some natural gas and fuel oil purchase contracts may provide for variable prices or contain caps on prices of natural gas to be delivered at future dates. In addition, the Company continues to explore alternative power sources as an ongoing business process.

 In July 1996, the Company signed a natural gas transportation agreement with the Portland Natural Gas Transmission System (PNGTS). Under the terms of the long-term agreement, PNGTS has constructed necessary gas supply and delivery equipment to the Groveton, New Hampshire mill thereby assuring natural gas delivery at market rates. The Company is progressing on schedule to begin transportation of natural gas to the Groveton mill in the third quarter of 1999. Capital improvements, which are estimated to cost approximately $1.5 million, will be made to the Groveton mill's power plant to permit natural gas use. A reduction in the mill's energy costs is expected from the use of natural gas as an energy source instead of fuel oil.

     PATENTS AND TRADEMARKS

 The Company develops and files trademarks and patents, as appropriate. Trademarks include AstroBright<reg-trade-mark>, Ecosoft
 <reg-trade-mark>, Bay West<reg-trade-mark>, Dublsoft<reg-trade-mark>, and Wave 'N Dry<reg-trade-mark>, among others. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

     SEASONAL NATURE OF BUSINESS

 The markets for some of the grades of paper produced by the Company tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, the Company generally experiences lower sales in the fourth quarter, in comparison to the rest of the year, primarily due to downtime typically taken by its converting customers during the holiday season and a general slowing of business activity for many industrial users of Company products at that time of year.

     WORKING CAPITAL

 As is customary in the paper industry, the Company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers. The Company will occasionally carry higher than normal quantities of pulp in anticipation of rising pulp prices.

     MAJOR CUSTOMERS

 Two customers accounted for approximately 9.5% and 8.0%, respectively, of consolidated net sales during 1998. The loss of either of these customers would have a material adverse effect on the Company's business, but the Company believes such effect would be of relatively short duration.

     BACKLOG

 The Company's order backlog at December 31, 1998 approximated 30,000 tons, or 2 weeks of operation. The backlog on such date was 10% less than December 31, 1997.

 Backlog totals do not accurately represent the strength of the Company's business activity as a significant volume of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the Company's backlog totals. The entire backlog at December 31, 1998 is expected to be shipped during fiscal 1999.

     RESEARCH AND DEVELOPMENT

 Expenditures for product development were approximately $3,309,000 in 1998, $1,577,000 in 1997 and $1,381,000 in 1996.

     ENVIRONMENT

 The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. For example, $2.8 million was spent on an electrostatic precipitator for the #5 boiler at the Mosinee mill in 1998 and $14 million to rebuild and expand the wastewater treatment plant at the Brokaw mill in 1997. The Company estimates that its capital expenditures for environmental purposes will approximate $3.5 million in 1999.

 The United States Environmental Protection Agency (EPA) has promulgated rules under the Clean Water Act and the Clean Air Act which impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, promulgated in April 1998, require compliance by April 15, 2001. Another set of requirements in the Cluster Rules must be implemented by April 15, 2006.

 In response to these regulations, the Company has opted to adopt Total Chlorine Free (TCF) technology for the pulp bleaching operations at the Brokaw mill. This TCF technology must be in place and functioning by April 15, 2001. In 1988, the Company installed an oxygen delignification system which eliminated the use of elemental chlorine; however, chlorine compounds are used in other stages of the bleaching process at the Brokaw mill. Compliance with a TCF requirement for the Brokaw mill will require an estimated capital expenditure of $8 to $12 million.

 The Mosinee facility will be required to burn additional noncondensable gases and treat foul condensates to comply with the Cluster
 Rules. The majority of the required changes must be satisfied by April 15, 2001, while compliance with the balance of these new requirements must be attained by April 15, 2006. The estimated capital expenditure to comply with the Cluster Rules at the Mosinee facility is $8 million.

 The costs for complying with the Cluster Rules will be spread over 1999, 2000, and 2001. Company-wide capital expenditures are estimated to be in the range of $16-$20 million.

 Compliance with the EPA's permitting process involves the consolidation of all Company air discharge permits and is expected to involve an additional $1 million in capital expenditures. This cost is expected to be incurred in 1999 or 2000. Boiler upgrades in 2002 at the Rhinelander and Mosinee facilities, required to comply with new environmental rules, are expected to result in capital expenditures of approximately $3 million, although the Wisconsin Paper

 Council and certain Wisconsin utilities have challenged the implementation of the new rules.

 The Company believes that capital expenditures associated with compliance with the Cluster Rules and other environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or results of operation.

     EMPLOYEES

 On March 19, 1998, the Company announced and began implementation of a workforce reduction program which was expected to reduce Company-wide employment by over 8% from then current levels. Approximately 300 positions had been eliminated through December 31, 1998, almost all of which were accomplished through early retirement incentives along with voluntary separation arrangements. The Company anticipates an additional reduction of 100 positions in connection with the program during 1999.

 The Company had approximately 3,400 employees at the end of 1998. Most hourly mill employees are covered under collective bargaining agreements. There were no new labor agreements negotiated during 1998.

 Current labor agreements expire in 1999 through 2001 at the various mill sites. The Company expects that new multi-year contracts will be negotiated at prevailing industry rates. The Company considers its relationship with its employees to be good.

 EXECUTIVE OFFICERS OF THE COMPANY

 The following information relates to executive officers of the Company as of March 19, 1999:

     SAN W. ORR, JR. , 57
     Chairman of the Board of the Company since 1989, Chief Executive Officer (1994-1995), and a director since 1970. Also Advisor, Estate of A. P. Woodson & Family, and a director of MDU Resources Group, Inc. and Marshall & Ilsley Corporation. Previously, Chairman of the Board (1987-1997) and director (1972-1997) of Mosinee Paper Corporation.

     RICHARD L. RADT, 67
     Vice Chairman of the Board of the Company. Previously, Chairman (1987-1988), and President and Chief Executive Officer and a director (1977-1987) of the Company. Also Vice Chairman
     (1993-1997), and President and Chief Executive Officer (1988-1993) of Mosinee Paper Corporation.

     DANIEL R. OLVEY, 50
     President and Chief Executive Officer of the Company since December, 1997. Previously, Vice President Finance, Secretary and Treasurer (1985-1989). President and Chief Executive Officer and a director of Mosinee Paper Corporation (1993-1997), Vice President and Secretary and Treasurer (1989-1991), Group Vice President
     (1991), and Executive Vice President and Chief Operating Officer
     (1992) of Mosinee Paper Corporation.

     GARY P. PETERSON, 50
     Senior Vice President, Finance, Secretary and Treasurer since December, 1997. Previously, Senior Vice President, Finance, Secretary and Treasurer (1993-1997) and Vice President Finance (1991-1993) of Mosinee Paper Corporation and partner, Wipfli Ullrich Bertelson CPAs (1981-1991).

     STUART R. CARLSON, 52
     Senior Vice President, Specialty Paper Group. Previously, Senior Vice President, Specialty Paper (1996-1997), and Senior Vice President - Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

     THOMAS J. HOWATT, 49
     Senior Vice President, Printing & Writing Group. Previously, Vice President and General Manager, Printing & Writing Division
     (1994-1997), Vice President and General Manager, Groveton

     (1993-1994), Vice President Operations, Brokaw Division
     (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

     DAVID L. CANAVERA, 49
     Senior Vice President, Towel & Tissue Group. Previously, Senior Vice President, Towel & Tissue (1996-1997) of Mosinee Paper
     Corporation, and Vice President and General Manager (1994-1996) and Vice President - Resident Manager (1993-1994), Bay West Paper.

     DENNIS M. URBANEK, 54
     Senior Vice President, Engineering and Environmental Services. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

     MICHAEL L. MCDONALD, 50
     Senior Vice President, Administration since February, 1999. Previously, Vice President, Human Resources for the Company and Mosinee Paper Corporation (1997 to 1999) and General Manager/Vice President Human Resources, Mead Corporation Publishing Division.

 YEAR 2000

 The Company has implemented a Year 2000 plan designed to address potential Year 2000 problems. The financial impact of making the required system modifications and replacements to remedy Year 2000 issues prior to December 31, 1999, has not been and is not expected to be material to the Company's consolidated financial condition, liquidity, or results of operations. The Company expects its Year 2000 issues to be satisfactorily addressed on a timely basis. However, due to the interdependent nature of computer systems, there can be no assurance that the systems of other entities on which the Company's systems rely will also be timely converted or that any such failure to convert by another entity would not have an adverse effect on the Company's systems. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 This Form 10-K, each of the Company's annual reports to shareholders, Forms 10-K, 8-K, and 10-Q, proxy statements, prospectuses, and any other written or oral statement made by or on behalf of the Company subsequent to the filing of this Form 10-K may include one or more "forward-looking statements" within the meaning of sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 as enacted in the Private Securities Litigation Reform Act of 1995 (the "Reform Act").

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

 Forward-looking statements are not guarantees of performance. Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Shareholders and others are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act.

 In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

     <circle> Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and /or lower net selling prices in order to maintain shipment volume.

     <circle> Changes in customer demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's products, growth rates of the end markets for the Company's products, technological or consumer preference changes, or acceptance of the Company's products by the markets served by the Company.

     <circle> Changes in the price of raw materials, in particular, pulp, wastepaper and linerboard. A substantial portion of the Company's raw materials, including approximately two-thirds of the Company's pulp needs, are purchased on the open market and price changes could have a significant impact on the Company's costs. Fiber represents a substantial portion of the cost of making paper and significant price increases for fiber could materially affect the Company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments of the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

     <circle> Unforseen operational problems at any of the Company's facilities causing significant lost production and/or cost increases.

     <circle> Significant changes to the Company's strategic plans such as a major acquisition or expansion, the failure to successfully execute major capital projects, or other strategic plans or to successfully integrate an acquisition.

     <circle> Unforseen business interruptions or operational failures as a result of unanticipated Year 2000 readiness problems encountered by the Company, its vendors, or customers.

     <circle> Changes in laws or regulations which affect the Company.
              The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the Company's capital expenditures and operating costs.

 ITEM 2.  PROPERTIES.

 The Company's headquarters are located in Mosinee, Wisconsin.
 Executive officers and corporate staff who perform corporate accounting, financial and human resource services are located in the corporate headquarters, as are certain operating group personnel.

 The Company's operating facilities consist of the following:

                              Number of
                                Paper         Practical       1998
     FACILITY     PRODUCT     MACHINES     CAPACITY*(TONS)  ACTUAL (TONS)
     Specialty Paper
     Group
     Rhinelander  Paper          4            165,000         155,000

     Otis         Paper          2             72,000          64,000

     Mosinee      Paper          4            114,000         109,000
                  Pulp                         95,000          93,800

     Sorg         Paper          3             40,000          37,300
     Printing &
     Writing Group
     Wausau Papers Paper         4            177,000         174,000
       (Brokaw)    Pulp                        94,000          85,000

     Wausau Papers  Paper        2            111,000         107,000
     (Groveton)

     Wausau-Mosinee
     Specialty    Paper          N/A           47,000         23,000

     Mosinee      Laminated/
     Converted    Coated Papers  N/A          145,000         55,000
     Products

     Towel&Tissue
     Group
     Bay West
     (Middletown, Towel          1(towel)      70,000         57,000
      Ohio)       Tissue         1(tissue)     35,000         33,000
                  Deink Pulp                  110,000         92,000
     (Harrodsburg,Converted Towel
      Kentucky)   & Tissue         N/A        168,000        121,000

      * "Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it reflects the approximate maximum amount of
                                     -12-
         product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

The company owns approximately 123,000 acres of timberland.

 ITEM 3.  LEGAL PROCEEDINGS.

 In 1997, the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the Company's wholly owned subsidiary, Bay West Paper Corporation. The lawsuit alleges a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993.

 Since the filing of this lawsuit, numerous class action suits have been filed by private direct purchasers of commercial sanitary paper products in various federal district courts throughout the country and additional federal lawsuits have been filed by the Attorneys General of the States of Kansas, Maryland, New York, and West Virginia. All of these federal cases have been certified as class actions and consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. Certain indirect purchasers of sanitary commercial paper products have also filed class action lawsuits in various state courts alleging a conspiracy to fix prices under state antitrust laws. No class has been certified in the state actions. All of these actions are in early stages. In the opinion of management, the Company has not violated any antitrust laws. The Company is vigorously defending these claims.

 The Company is also involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the fourth quarter of 1998.

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

 Since March 26, 1998, the Company's common stock has been traded on the New York Stock Exchange under the symbol "WMO". Prior to March 26, 1998, the Company's common stock was traded on the Nasdaq National Market under the symbol "WSAU."

 As of the record date of the annual meeting February 26, 1999, (the "Record Date") there were approximately 3,200 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 9,300 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 53,165,639 shares of common stock outstanding.

 The following table sets forth the range of high and low closing price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated. The information in the table has been adjusted to reflect retroactively all applicable stock dividends and stock splits.

                           Market Price<dagger> Cash Dividend
     CALENDAR QUARTER        HIGH      LOW        DECLARED
     1997
     First Quarter           $20.50    $17.88       $.0625
     Second Quarter          $19.75    $17.55       $.0625
     Third Quarter           $25.38    $18.75       $.0625
     Fourth Quarter          $24.38    $19.69       $.0625

     1998
     First Quarter           $24.00    $18.88         --*
     Second Quarter          $24.13    $20.13       $.14*
     Third Quarter           $22.75    $12.13       $.07
     Fourth Quarter          $18.50    $12.25       $.07

      *Due to the change in fiscal years from an August 31 year-end to a December 31 year-end, no dividend was declared in the first quarter of 1998. Two dividends were declared in the second quarter.

      <dagger>All prices through March 25, 1998 represent closing quotations on the Nasdaq National Market and reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. Prices after March 25, 1998 represent the high and low sales prices on the New York Stock Exchange.

 ITEM 6.  SELECTED FINANCIAL DATA.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
  (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           For the years ended

                                                 DECEMBER 31,      FOR THE YEARS ENDED AUGUST 31,
                                              1998         1997      1996        1995        1994
  FINANCIAL RESULTS

  Net sales                               $  946,127   $  933,127   $ 857,159  $  821,313  $  693,211
  Depreciation, depletion & amortization      49,825       47,259      41,204      36,573      33,319
  Operating profit                            72,145      120,828     119,049      82,460      95,961
  Interest expense                             7,683        8,103       7,198       7,754       6,968
  Earnings before provision for income taxes  65,801      113,589     111,778      75,961      89,593
  Earnings before cumulative effect of
     accounting change and
     restructuring/merger expense             67,339       78,601      68,128      46,436      55,093
  Net earnings                                40,801       65,398      68,128      46,436      55,343
  Average number of shares outstanding    55,708,000   57,811,000   8,829,000  58,843,000  59,040,000
  Cash dividends paid                         15,494       13,134      11,162       9,922       8,864
  Capital expenditures                        77,023       66,062      82,489      81,220      61,144

  FINANCIAL CONDITION
  Working capital                         $   81,406   $  126,653    $ 87,536   $  93,916  $   86,190
  Long-term debt                             127,000      140,500     101,451     147,930     121,653
  Stockholders' equity                       396,586      440,160     388,608     337,881     303,669
  Total assets                               900,149      872,064     752,057     707,631     626,472

  PER SHARE
  Earnings before cumulative effect of
     accounting change and
     restructuring/merger expense              $1.21        $1.36       $1.16       $0.79      $ 0.93
  Net earnings-basic                            0.73         1.13        1.16        0.79        0.94
  Cash dividends declared                       0.28         0.25        0.22        0.20       0.174
  Stockholders' equity                          7.12         7.61        6.61        5.74        5.14
  Price range (low and high closing)     12.25-24.06  17.55-25.38 16.50-24.13 16.20-20.00 16.18-24.73

  RATIOS/RETURNS
  Return on sales before cumulative effect of
     accounting change and
     restructuring/merger expense                7.1%         8.4%        7.9%        5.7%        7.9%
  Net return on sales                            4.3%         7.0%        7.9%        5.7%        8.0%
  Return on average stockholders' equity before
     cumulative effect of accounting change
     and restructuring/merger expense           16.1%        18.9%       18.8%       14.5%       19.5%
  Net return on average stockholders' equity     9.8%        15.8%       18.8%       14.5%       19.6%
  Current assets to current liabilities          1.5          2.2         1.8         2.0         2.0
  % of long-term debt to total capital          24.3%        24.2%       20.7%       30.5%       28.6%

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.

 OPERATIONS REVIEW

     NET SALES
    (ALL DOLLAR AMOUNTS IN THOUSANDS)   1998        1997     1996
    Net sales                         $946,127    $933,127  $857,159
    Percent increase                      1%         9%        4%

  For the twelve months ended December 31, 1998, net sales were a record $946.1 million, $13 million over 1997 net sales of $933.1 million. Total shipments of the Company's three operating groups (Printing & Writing, Specialty Paper, Towel & Tissue) were also a record 831,800 tons in 1998, an increase of 4.2% from the 798,500 tons shipped in
 1997.  Shipments were 679,100 tons in 1996.   Revenue and shipment
 growth in 1998 and 1997 was aided by the acquisitions of B&J Supply and Otis Specialty Papers. Selling prices for the Company's products declined in both 1998 and 1997 due to competitive pressures on several products in the Company's printing and writing, specialty, and towel and tissue grades.

 Shipments at the Printing & Writing Group were similar for 1998 and 1997. B&J Supply and the Converted Products facilities recorded increases in 1998 while the paper manufacturing facilities decreased approximately 4%. A major portion of this decrease was a decision not to participate in certain commodity grades due to poor selling prices. Premium paper sales increased and enhanced overall product mix, although, downward pressure on paper prices resulted in lower sales dollars for the group. Overall group shipments were 13.8% higher in 1997 compared to 1996. All operating facilities within the Group recorded gains in 1997 over 1996. Continued mix improvement and volume gains will be a focus for 1999.

 Shipments were a record at the Specialty Paper Group for 1998. Total tonnage of 367,700 increased 7% over 1997 tonnage of 344,600. The major portion of the increase was attributable to the Otis facility, which was acquired in May of 1997. Volume in 1997 was 23% greater than 1996 with the major portion of that increase also attributable to the Otis acquisition. Competitive market pressures in both 1998 and 1997 resulted in lower selling prices on a year-over-year comparison. The Specialty Paper Group experienced softening in demand in both 1998 and 1997, which resulted in limited downtime for both years. The focus for 1999 will be to improve product mix in particular for the Sorg and Otis facilities where machine capabilities were or will be enhanced.

 The Towel & Tissue Group continued its record volume growth in 1998. Volume has increased 13%, 14%, and 14% for the last three years on a year-over-year comparison. This volume growth has principally been accomplished by increasing distributors and adding converting lines.

 Average pricing declined 5% in 1998 over the prior year's average while 1997 was slightly below 1996.

 Order backlog at the end of 1998 approximated 30,000 tons for all operating groups and was 10% less than in 1997. In 1997 backlogs had increased 6% over 1996 principally due to acquisitions. Order backlog totals do not necessarily indicate the business strength entirely since a substantial percentage of orders are shipped directly from inventory upon receipt.

     GROSS PROFIT ON SALES
    (ALL DOLLAR AMOUNTS IN THOUSANDS    1998     1997       1996
    Gross profit on sales            $175,051   $199,663   $183,291
    Percent increase/(decrease)       (12%)       9%         34%
    Gross profit margin                19%        21%        21%

 Gross profit decreased to $175.1 million or 19% of net sales in 1998 compared to a 1997 gross profit of $199.7 million or 21% of net sales. Gross profit was $183.3 million in 1996 or 21% of net sales. The negative impact of reduced selling prices principally caused the margin decline in 1998. While selling prices declined in 1997, gross margins remained similar to 1996 due to offsetting lower raw material costs.

 Market prices for pulp, the primary raw material used in manufacturing paper, declined during 1998. In 1998, the average list price of northern bleached softwood kraft, a frequently-used benchmark pulp grade, decreased 20% from the 1997 level compared to an 18% and 8% decrease in 1997 and 1996, respectively.

 Wastepaper prices, the primary raw material used in the production of toweling and tissue, increased 6% in 1998 over 1997 average prices and had increased 10% in a comparison of 1997 to 1996.

 The Printing & Writing Group's mills operated near capacity in 1998 and total tons produced were similar for both 1998 and 1997. Paper production increased 5% in 1997 and 3% in 1996 over the previous year. Increases were principally attributable to capital and operational improvements. Other facilities within the group reported year-over -year increases for all years presented. Inventory levels increased 13% in 1998 due in part to stocking a new West Coast warehouse facility in late 1998.

 The Specialty Paper Group mills operated near capacity for all years presented. Softening demand and poor market conditions resulted in nominal downtime in both 1998 and 1997 at the Otis and Rhinelander facilities. Overall production declined 5% in 1998 compared to 1997 principally due to product mix. This product mix was offset somewhat due to the acquisition of the Otis facility. Production levels increased both for 1997 and 1996 on a previous year comparison. Product mix, capital improvements, and the Otis acquisition all were factors contributing to the increases. Inventory levels declined approximately 10% in 1998.

 Converting production at the Towel & Tissue group increased similarly to its sales volume growth for all years presented. Inventory levels approximated 7,000 tons at the end of 1998 and increased 1,200 tons over 1997.

     LABOR

 A new five-year labor agreement with the United Paperworkers International Union at the Groveton mill was successfully negotiated in 1997. The new agreement became effective April 1, 1997 and included a general wage increase of 3.5% in 1997, 3.0% in both 1998 and 1999, 3.5% in 2000 and 3.0% in 2001. A new four-year labor agreement was also successfully negotiated in 1997 with the United Paperworkers International Union at Sorg. The new agreement, which became effective November 1, 1997, includes a general wage increase of 2.5% in 1997, 3.0% in both 1998 and 1999 and 2.5% in 2000. Labor agreements in other facilities expire in 1999, 2000 and 2001.

 The Company maintains good labor relations in all facilities.

     OPERATING EXPENSES
    (ALL DOLLAR AMOUNTS IN THOUSANDS)    1998       1997        1996
    Selling and administrative         $  60,103  $ 65,332    $ 64,242
    Percent increase/(decrease)             (8%)        2%         17%
    Restructuring and merger              42,803    13,503           0
    Total operating expense              102,906    78,835      64,242
    Percent increase                         31%       23%         17%
    As a percent of net sales                11%        8%          7%

 Selling, administrative and research expenses, excluding the merger and restructuring expenses discussed below were $60.1 million in 1998, compared to $65.3 million in 1997 and $64.2 million in 1996. During 1998, decreases in the Company's stock price resulted in a net $1.5 million credit for stock appreciation rights, dividend equivalent and stock option discount expense, compared to charges in 1997 and 1996 of $2.1 million and $5.0 million, respectively. General inflationary costs offset by fluctuations in incentive compensation and retirement plan costs along with the acquisitions of the Otis and B&J facilities accounted for a majority of the other changes.

 In connection with the merger with Mosinee Paper Corporation (Mosinee), the Company incurred pre-tax expenses related to the merger of $13.5 million, which were charged to operations in 1997. The costs include professional fees and other transaction costs for executing the merger as well as the costs of the severance benefits paid to the former CEO of the Company. The merger costs on an after-tax basis were $13.2 million or $.23 per share. Restructuring and further merger costs were recorded in 1998 of $42.8 million. Approximately 95% of these costs were associated with the Company's early retirement incentives along with voluntary separation arrangements, involuntary severance agreements, and training costs for the Company's 1998 workforce reduction program. The balance of the restructuring costs were for legal, consulting, and other miscellaneous costs. The after-tax charge was $26.5 million or $.48 per share for 1998.

                                     -18-

     OTHER INCOME AND EXPENSE
    (ALL DOLLAR AMOUNTS IN THOUSANDS)    1998      1997        1996
    Interest expense                   $7,683     $8,103      $7,198
    Percent increase/(decrease)          (5%)         13%       (7%)
    Other                               1,339        864        (73)

 Interest expense amounted to $7.7 million in 1998, compared to $8.1 million in 1997 and $7.2 million in 1996. Interest expense was lower in 1998 principally due to lower interest rates and lower average debt levels. Interest expense in 1997 increased over 1996 due primarily to higher debt levels associated with the acquisitions of the Otis and B&J Supply facilities. Capitalized interest totaled $.7 million, $.5 million and $1.1 million in 1998, 1997 and 1996, respectively. Fluctuations in capitalized interest are primarily dependent on varying levels of capital expenditures qualifying for capitalized interest criteria.

 Other income includes interest income of $.4 million, $.1 million and $.6 million in 1998, 1997 and 1996, respectively. The difference in other income and expense is primarily due to fluctuations in the gain or loss on asset sales and disposals.

     INCOME TAXES

    (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998       1997       1996
    Income tax provision                $25,000    $48,191    $43,650
    Percent increase/(decrease)           (48%)        10%        48%
    Effective tax rate                   38.0%       42.4%      39.1%

 The tax provision in 1998 was $25.0 million, for an effective tax rate of 38%. The effective tax rates for 1997 and 1996 were 42.4% and 39.1%, respectively. The increase in the 1997 tax rate was due principally to the $13.5 million charge for merger-related expenses, most of which was not tax deductible.

                                     -19-

     NET EARNINGS

    (ALL DOLLAR AMOUNTS IN THOUSANDS)    1998      1997       1996
    Net earnings                       $40,801    $65,398    $68,128
    Percent increase/(decrease)          (38%)       (4%)        47%
    Net earnings per share basic         0.73       1.13        1.16
    Percent increase/(decrease)          (35%)      (3%)         47%

 For the year ended December 31, 1998, net earnings were $40.8 million or $.73 per share compared to $65.4 million or $1.13 per share in 1997. Net earnings were $68.1 million or $1.16 per share in 1996. Net earnings for both 1998 and 1997 included restructuring and merger-related pre-tax expense charges of $42.8 million and $13.5 million, respectively. Excluding these charges, net earnings in 1998 were $67.3 million or $1.21 per share compared to $78.6 million or $1.36 per share in 1997.

 LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND CAPITAL EXPENDITURES

    (ALL DOLLAR AMOUNTS IN THOUSANDS)    1998       1997       1996
    Cash provided by
        operating activities          $117,859    $99,724   $136,376
    Percent increase/(decrease)            18%      (27%)        74%
    Working capital                     81,406    126,653     87,536
    Percent increase/(decrease)          (36%)       45%        (7%)
    Current ratio                        1.5:1      2.2:1      1.8:1

 Cash provided by operations was $117.9 million in 1998, an increase of 18% from 1997 operating cash flow of $99.7 million. Cash provided by operations was $136.4 million in 1996. The increase in 1998 was primarily due to a decrease in receivables, reduced changes for investments in inventories and other assets, along with increases in accounts payable and other liabilities, all offset by reduced net earnings. The reduction in cash flow for 1997, compared to 1996, was due mainly to an increase in working capital needs associated with higher accounts receivable and a smaller increase in accounts payable and other liabilities.

 Capital expenditures were $77.0 million in 1998, compared to $66.1 million in 1997 and $82.5 million in 1996. The 17% increase in capital spending in 1998 was due to general upgrades of pulp mills and paper machines resulting from business expansion opportunities following the merger with Mosinee.

 In 1998, the Printing & Writing Group completed several projects at the Groveton mill totaling $6.2 million. The projects consisted of paper machine upgrades and a stock blending system which provides better efficiency, faster and continuous furnish, less broke and a reduction in usage of higher cost fiber. The Brokaw mill spent $6.1 million in 1998 on an $8.8 million pulp mill distributive control system to improve pulp quality and reduce operating costs. The Specialty Paper Group completed several major projects in its pulp and paper mills, including spending $2.1 million for rebuilds of the #1 paper machines at the Mosinee and Sorg mills, $2.1 million for a wet lap machine and $2.8 million on a boiler precipitator at the Mosinee mill. The Otis mill spent $5.4 million on a $25 million rebuild to its two paper machines. The Towel & Tissue Group completed a building expansion project totaling $6 million to increase operating plant and warehouse space by 268,000 square feet, $2.6 million on additional towel and tissue converting lines and $5.7 million to rebuild the #1 paper machine for added toweling production capacity to keep pace with increasing sales volume.

 The Board of Directors approved a number of major capital improvements in 1998, on which spending will continue into 1999. A $25 million rebuild to the Otis mill's two paper machines was approved. This project will expand the production capacity of the machines and add significant new manufacturing capabilities to give the Specialty Paper Group an improved sales mix. Nearly $6 million was approved for the Towel & Tissue Group to add converting lines for expanding sales volume. Other major capital improvement projects approved by the Board of Directors, include $3.6 million for a woodroom modernization and $3.7 million for a boiler precipitator at the Mosinee mill, $8.8 million for an upgrade to the dry end of the paper machines at the Brokaw mill, to include winder, reels, repulper and automated guided vehicles for roll movement, and nearly $4 million at the Groveton mill for general upgrades and conversions. At the end of 1998, the Company was committed to spend $70 million to complete these capital projects and others currently under construction.

     DEBT AND EQUITY
    (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998      1997       1996
    Short-term debt                  $  51,517   $  6,207   $  6,340
    Long-term debt                     127,000    140,500    101,451
    Total debt                         178,517    146,707    107,791
    Stockholders' equity               396,586    440,160    388,608
    Total capitalization               523,586    580,660    490,059
    Long-term debt/capitalization ratio    24%        24%        21%

 During 1998, the Company obtained two separate lines of credit which provided an additional $80 million of available funds to assist in the authorized repurchase of Company stock. At December 31, 1998, $39 million was outstanding on these lines of credit.

 The Company maintains a revolving credit facility with four banks of $105 million. The agreement extends through March 29, 2001 at which time, or earlier at the Company's option, the agreement converts to a one-year term loan. The Company also maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $40 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's revolving credit agreement equal to the amount of outstanding commercial paper. On December 31, 1998, the Company had a combined total of $13.5 million available for borrowing under its revolving credit and commercial paper placement agreements.

 In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant, the construction of a new landfill and several other projects which qualify for this type of financing. Bond proceeds were fully disbursed as of January 1997.

 In September 1994, Mosinee entered into an unsecured five-year debt arrangement with one of its banks for $20 million at a fixed rate of 7.83%. This debt arrangement was maintained subsequent to the Mosinee merger. Principal is due in September 1999.

 In June 1993, the Company borrowed $30 million through the issuance of notes to Prudential Insurance Company of America and its subsidiaries. Proceeds from the notes were used to reduce borrowings from the revolving credit facility.

 On August 31, 1998, the Company's Board of Directors authorized the repurchase of 5,650,000 shares of the Company's common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

 The Company repurchased 4,285,900 shares of its common stock in 1998 under the completed 1994 authorization and the 1998 authorization at market prices ranging from $12.125 to $18.00. The Company did not repurchase any shares of the Company's stock in 1997. Prior to merging with the Company, Mosinee repurchased 478,807 shares of its common stock in 1997. Based on the terms of the merger, 1.4 shares of the Company's common stock were exchanged for each Mosinee share. The stock repurchases were the equivalent of 670,330 shares of the Company's common stock in 1997. As of the merger date of December 17, 1997, all Mosinee treasury stock was retired.

 During 1998, the Board of Directors declared cash dividends of $.28 per share, an increase of 12% from the $.25 per share cash dividend declared in 1997.

 The cash provided by operations, the revolving credit facility and the available lines of credit are expected to meet capital needs and dividend requirements. The Company plans to refinance the outstanding debt obligations to secure longer term financing in 1999.

 YEAR 2000

 Year 2000 issues apply to the Company's computerized manufacturing process controllers, environmental systems, order processing, inventory management, the shipment of finished goods, and internal financial and other information systems. Year 2000 issues also apply to the Company's suppliers and customers. For purposes of this discussion, the terms "Year 2000 issues" or "Year 2000 problems", or terms of similar import, refer to the potential failure of computer applications as a result of the failure of a program or hardware to properly recognize the year 2000 and to properly handle dates beyond the year 1999. The term "Year 2000 readiness", or terms of similar import, mean that the particular equipment or processes referred to have been modified or replaced and the Company believes that such modified or replaced equipment or processes will operate as designed after 1999 without Year 2000 problems.

     READINESS

 The Company has developed a Year 2000 Plan intended to (1) upgrade its information technology hardware and software and all software and embedded technology applications in its equipment and facilities to be Year 2000 ready, (2) assess the Year 2000 readiness of suppliers and customers, and (3) develop contingency plans, if practical, for critical systems and processes.

 The Company has completed an inventory of mission critical information systems, process equipment, and manufacturing facilities. The Company continues to evaluate and test equipment, environmental controls, and other core functions. Assessment and testing is expected to be completed by May, 1999. The Company believes that the most critical information systems, primarily the sales order processing, inventory, and shipping systems, are already Year 2000 ready or, if not, that such systems have been given first priority to be made Year 2000 ready and will be ready by September, 1999. The Company's enterprise resource planning system ("ERP") is intended to bring the remainder of the Company's information systems to Year 2000 readiness by September, 1999. The broader, non-Year 2000 aspects of the ERP system will be fully implemented in 2001.

     COSTS

 The costs of achieving Year 2000 readiness have not been material to date and are not expected to be material. The cost of remediation for key papermaking process controls and equipment is expected to be less than $2 million. Internal costs for Year 2000 readiness are not being tracked, but principally relate to payroll costs of Company personnel. The implementation of the Company-wide ERP system is expected to require a capital investment of approximately $5.5 million. Although the ERP implementation timetable was not accelerated to address Year 2000 issues, those issues were considered in determining the overall timetable for its implementation.

     RISKS

 The Company expects no material adverse effect on its consolidated financial condition, liquidity or results of operations (collectively, its "business") as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its customers or vendors. However, the risks to the Company associated with Year 2000 issues are many.

 The Company's assessment of possible Year 2000 related problems depends, to some extent, on the assurances and guidance provided it by the suppliers of the technology as to its Year 2000 readiness. In addition, the Company has limited ability to independently verify the possible effect of Year 2000 problems on its customers and vendors. Therefore, the Company's assumptions concerning the effect of Year 2000 issues relies, in part, on its ability to analyze the business and operations of each of its critical vendors or customers. This process is, by the nature of the problem, limited to such persons' public statements, their responses to the Company's inquiries, and the information available to the Company from third parties concerning the industries or particular vendors or customers involved.

 The Company expects that Year 2000 problems which cause customers to be unable to place orders would have a material adverse impact on its business only if the problem was widespread and long-lived. The
 Company has a broad customer base, which would likely alleviate the adverse effects of isolated customer Year 2000 problems.

 Some risk also exists that, despite the Company's best efforts, critical manufacturing systems may malfunction due to Year 2000 problems and curtail the manufacturing process. The Company does not anticipate such interruptions and it is unlikely any such curtailment would be lengthy. With eleven manufacturing facilities, a temporary interruption at one facility is unlikely to have a material adverse impact on the Company's business.

 Interruption of raw material supply due to supplier problems caused by Year 2000 issues are not expected to be material as the Company stocks raw materials to protect against supply problems and alternative sources of supply exist to meet the Company's raw material needs. Similarly, although the Company faces potential disruptions in its operations from Year 2000 problems as a result of the failure of the power grid, telecommunications, or other abilities, it is not aware that any material disruption in these infrastructures is reasonably likely to occur and the number and widespread location of its facilities is likely to minimize the impact of any disruption.

     CONTINGENCY PLAN

 The Company has evaluated various contingencies that may arise as a result of Year 2000 issues. The Company anticipates that disruptions in production, sales, the supply of raw materials, loss of customer orders, and other foreseeable effects of the Year 2000 issues can be addressed following normal business alternatives. The Company will continue to analyze and develop contingency plans where possible and not cost prohibitive.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

 The company does not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. The company does not hold or engage in transactions involving derivative financial instruments. The company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

 The company maintains certain derivative commodity instruments as hedges for anticipated transactions. Such instruments do not have a material market risk and no such derivative commodity instrument is held for trading. At December 31, 1998, these instruments consisted of various futures contracts for the purchase of natural gas and fuel oil. From time to time, the company may also purchase pulp futures contracts as a hedge against pulp price increases. See Notes 1 and 14 of "Notes to Consolidated Financial Statements" for additional information relating to the company's derivative commodity instruments.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


 To the Shareholders and Board of Directors
 Wausau-Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau-Mosinee Paper Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 1998 and 1997 and August 31, 1996, and the supporting schedule of valuation and qualifying accounts. These financial statements and supporting schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supporting schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 and August 31, 1996, and the supporting schedule presents fairly the information required to be set forth therein, all in conformity with generally accepted accounting principles.


 January 29, 1999
 Wausau, Wisconsin                          WIPFLI ULLRICH BERTELSON LLP

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  As of December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                   1998       1997
 ASSETS

 Current assets:
     Cash and cash equivalents                 $    2,495    $   2,584
     Receivables, net                              66,956       69,674
     Refundable income taxes                        3,282        2,799
     Inventories                                  150,217      143,610
     Deferred income taxes                         18,344       15,152
     Other current assets                             832        1,110
         Total current assets                     242,126      234,929

 Property, plant and equipment, net               625,065      604,930
 Other assets                                      32,958       32,205

 TOTAL ASSETS                                  $  900,149    $ 872,064

 LIABILITIES

 Current liabilities:
     Notes payable to banks                    $   45,466    $      -
     Current maturities of long-term debt           6,051        6,207
     Accounts payable                              58,419       53,181
     Accrued and other liabilities                 50,784       48,888
          Total current liabilities               160,720      108,276
 Long-term debt                                   127,000      140,500
 Deferred income taxes                             94,911       92,947
 Postretirement benefits                           60,558       52,161
 Pension                                           39,235       22,900
 Other noncurrent liabilities                      21,139       13,865
          Total liabilities                       503,563      430,649
 Commitments and contingencies                       -             -

 Preferred stock of subsidiary                       -           1,255

 STOCKHOLDERS' EQUITY

 Preferred stock (75,000 shares authorized)
     no par value                                    -             -
 Common stock (100,000,000 shares authorized)
     no par value                                 170,686      168,553
 Retained earnings                                315,711      290,541
 Subtotals                                        486,397      459,094
 Treasury stock at cost                         (  85,136)    ( 17,667)

 Minimum pension liability (net of
 deferred taxes)                                (   4,675)    (  1,267)
  Total stockholders' equity                      396,586      440,160
 TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $  900,149    $ 872,064
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     -27-

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      For the years ended        For the year ended
                                          December 31,             August 31,
                                       1998          1997             1996
 Net sales                          $946,127      $933,127         $857,159
 Cost of products sold               771,076       733,464          673,868

 Gross profit                        175,051       199,663          183,291
 Operating expenses:
    Selling and administrative        60,103        65,332           64,242
    Restructuring and merger expense  42,803        13,503               -

 Operating profit                     72,145       120,828          119,049
 Other income (expense):
    Interest expense                 ( 7,683)      ( 8,103)         ( 7,198)
    Interest income                      403            95              562
    Other                                936           769          (   635)

 Earnings before income taxes         65,801       113,589          111,778
 Provision for income taxes           25,000        48,191           43,650

 Net earnings                       $ 40,801      $ 65,398         $ 68,128

 Net earnings per share basic       $    .73      $   1.13         $   1.16

 Net earning per share diluted      $    .73      $   1.13         $   1.16


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the years ended    For the year ended
                                               December 31,           August 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)            1998       1997            1996
 Cash flows from operating activities:
 Net earnings                               $  40,801  $  65,398      $  68,128
 Provision for depreciation, depletion
      and amortization                         49,825     47,259         41,204
 Recognition of deferred revenue                  (40)       (40)           (40)
 Provision for losses (recoveries) on
      accounts receivable                       1,227       (282)           257
 Loss (gain) on property, plant and
      equipment disposals                        (782)      (333)         1,482
 Deferred income taxes                         (1,028)    12,458         14,652
 Changes in operating assets and liabilities:
      Receivables                               1,491     (7,563)         7,081
      Inventories                              (6,607)    (10,114)       (10,582)
      Other assets                             (4,577)    (11,129)        (9,474)
      Accounts payable and other liabilities   38,032       9,425         20,728
      Accrued and refundable income taxes       (483)      (5,355)         2,940
 Net cash provided by operating activities    117,859      99,724        136,376

 Cash flows from investing activities:
 Capital expenditures                        (77,023)     (66,062)       (82,489)
 Acquisition of Otis Specialty Papers            -        (55,147)           -
 Acquisition of B&J Supply                       -         (6,235)           -
 Proceeds from property, plant and
      equipment disposals                       9,550          693            542
 Net cash used from funds
      restricted for capital additions           -          1,297         10,888
 Net cash used in investing activities       (67,473)    (125,454)       (71,059)
 Cash flows from financing activities:
 Net borrowings of short-term notes           25,466          -             -
 Net borrowings (repayments) under credit
      agreements                              12,551       58,117        (39,975)
 Payment under capital lease obligation         (207)        (345)          (500)
 Repayment of long-term notes                 (6,000)      (6,000)        (6,000)
 Dividends paid                              (15,494)     (13,134)       (11,162)
 Payment for preferred stock of subsidiary      (320)
 Proceeds from stock option exercises          1,741          120            297
 Payments for purchase of treasury stock     (68,212)     (10,927)        (7,218)
 Net cash provided by (used in) financing
 activities                                  (50,475)      27,831         (64,558)
 Net increase (decrease) in cash and cash
   equivalents                                   (89)       2,101             759
 Cash and cash equivalents at beginning
   of year                                     2,584          483           4,763
 Cash and cash equivalents at end of year   $  2,495   $    2,584     $     5,522
 Supplemental cash flow information:
 Interest paid - net of amount capitalized  $  7,629   $    7,902     $     7,503
 Income taxes paid                            26,511       41,882          26,126

 Noncash investing and financing activities: A capital lease obligation of $498 in 1996 was incurred when the Company entered into a lease for new equipment. In connection with the acquisition of B&J Supply during 1997, the Company assumed $2,000 of debt.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                                                                 Accumulated
                                                                                    Other
                                                                                Comprehensive
                                 - Common Stock -             - Treasury Stock -  Income -  Common
                                                                                  Minimum   Stock-    Total
                                 Shares            Retained                       Pension   Shares Stockholders'
                                 ISSUED    AMOUNT  EARNINGS    SHARES   AMOUNT  LIABILITY  OUTSTANDING EQUITY
 Balances August 31, 1995      47,078,810 $197,462 $170,561 ( 6,607,087) ($29,354) ($  788) 40,471,723 $337,881
  Comprehensive earnings, 1996
   Net earnings                                      68,128                                              68,128
   Minimum pension liability
    (net of $397 deferred tax)                                                         595                  595
    Comprehensive
     earnings,1996                                                                                       68,723
 Cash dividends declared                            (11,456)                                            (11,456)
 Five-for-four stock split      7,768,080                      (402,343)                     7,365,737
 Four-for-three stock split     5,335,495                    (1,666,218)                     3,669,277
 Purchases of treasury stock                                   (411,458)   (7,218)            (411,458)  (7,218)
 Stock options exercised                       (10)              52,404       307               52,404      297
 Tax benefit related to stock
   options                                     351                                                          351
 Stock option discount
  (net of deferred taxes)                       30                                                           30
 Balances August 31, 1996      60,182,385  197,833  227,233  (9,034,702)  (36,265)    (193) 51,147,683  388,608
  Net earnings for the four
  months ended
  December 31, 1996 - Wausau                         13,820                                              13,820
  Cash dividends declared                            (2,282)                                             (2,282)
  Stock option discount
   (net of deferred taxes)                      37                                                           37
 Balances December 31, 1996    60,182,385  197,870  238,771  (9,034,702)  (36,265)   (193)  51,147,683  400,183
  Comprehensive earnings, 1997
  Net earnings                                       65,398                                              65,398
  Minimum pension liability
   (net of $716 deferred tax)                                                      (1,074)               (1,074)
   Comprehensive earnings, 1997                                                                          64,324
  Cash dividends declared                           (13,628)                                            (13,628)
  Three-for-two stock split    10,670,992                    (3,353,416)                     7,317,576
  Purchases of treasury stock                                  (670,330) (10,927)    (670,330) (10,927)
  Retire treasury stock       (10,730,573) (29,471)          10,730,573   29,471
  Fractional shares resulting
  from merger paid in cash           (606)                                                        (606)
  Stock options exercised                       66                7,444       54        7,444      120
  Tax benefit related to
  stock options                                 15                                                           15
  Stock option discount
   (net of deferred taxes)                      73                                                           73
 Balances December 31, 1997    60,122,198  168,553  290,541  (2,320,431) (17,667)  (1,267)  57,801,767  440,160
  Comprehensive earnings, 1998
  Net earnings                                       40,801                                              40,801

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (cont)
 (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                                                                 Accumulated
                                                                                    Other
                                                                                Comprehensive
                                 - Common Stock -             - Treasury Stock -  Income -  Common
                                                                                  Minimum   Stock-    Total
                                 Shares            Retained                       Pension   Shares Stockholders'
                                 ISSUED    AMOUNT  EARNINGS    SHARES   AMOUNT  LIABILITY  OUTSTANDING EQUITY
  Minimum pension liability
   (net of $2,047 deferred tax)                                                    (3,408)               (3,408)
    Comprehensive earnings, 1998                                                                         37,393
  Cash dividends declared                           (15,631)                                            (15,631)
  Retirement of preferred
    stock of subsidiary                        935                                                          935
  Purchases of treasury stock                                (4,285,900) (68,200)           (4,285,900) (68,200)
  Stock options exercised                      998               97,972      743                97,972    1,741
  Tax benefit related to stock
    options                                    200                                                          200
  Fractional shares added to
    treasury                                                       (614)     (12)                 (614)     (12)
 Balances December 31, 1998    60,122,198 $170,686 $315,711  (6,508,973) $85,136) ($4,675)  53,613,225 $396,586

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation. The consolidated statements give retroactive effect to the merger with Mosinee Paper Corporation ("Mosinee").

 On December 17, 1997, Wausau Paper Mills Company ("Wausau") completed a merger with Mosinee ("the Mosinee merger") in which Mosinee became a wholly owned subsidiary of Wausau. Simultaneous with the consummation of the Mosinee merger, Wausau changed its name to Wausau-Mosinee Paper Corporation ("the Company"). Prior to the merger, Wausau's fiscal year-end was August 31 and Mosinee's was December 31. Subsequent to the Mosinee merger, the Company adopted a calendar year-end. As a result of the change in fiscal year and the merger accounted for as a pooling of interests, the Company's 1997 financial statements have been recast to a twelve-month period ending December 31, 1997. The financial statements have been restated to retroactively combine Mosinee's financial statements as if the merger had occurred at the beginning of the earliest period presented.

 The consolidated statements of income and cash flows for the year ended August 31, 1996 reflect the results of operations and cash flows for Wausau for the year then ended combined with Mosinee for the year ended December 31, 1996. The consolidated balance sheet as of August 31, 1996 reflects the financial position of Wausau on that date combined with the financial position of Mosinee as of December 31, 1996. As a result of Wausau and Mosinee having different fiscal years and the change in the Company's fiscal year, Wausau's results of operations for the four-month period ended December 31, 1996, have been excluded from the reported results of operations and, therefore, have been added to the Company's retained earnings at January 1, 1997. Wausau had net sales, expense, and net income of $179,075,000, $165,255,000, and $13,820,000 for the four-month period ended December 31, 1996.

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

 USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS - The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

 CASH EQUIVALENTS - The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less.

 INVENTORIES - Pulpwood, finished paper products and the majority of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Allocation of the LIFO reserve among the components of inventories is impractical.

 PROPERTY, PLANT AND EQUIPMENT - Plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. Land, water power rights, and construction in progress are stated at cost. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the statements of income.

 Buildings are depreciated over a 20 to 45-year period; machinery and equipment over a 3 to 20-year period. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements which extend the useful lives of the assets are added to the plant and equipment accounts.

 Equipment financed by long-term leases, which in effect are installment purchases, have been recorded as assets and the related obligations as debt. Depreciation expense includes amortization on capitalized leases.

 Timberlands are stated at net depleted value. Depletion expense is calculated using the block and unit-of production methods. The block method groups timberland into logical management areas called "blocks" for which the cost basis is determinable. The annual depletion is determined by multiplying the per unit cost basis of the block of timber by the number of units harvested from the block during the year.

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

 EARNINGS PER SHARE - Basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares and common stock equivalents (options) outstanding.

 FUTURES CONTRACTS - The Company utilizes futures contracts to periodically hedge the price risk of anticipated purchases of pulp and other commodity products. Changes in the market value of the futures contracts are included as part of the acquisition price of pulp and other commodity products and are realized when the finished paper is sold and the other commodity products are consumed. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be adopted as of January 1, 2000. The statement establishes accounting and reporting standards for derivatives. The effect on the Company is not expected to be material.

 CHANGES IN ACCOUNTING POLICIES - On January 1, 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 requires companies to report all changes in net assets, such as minimum pension liability adjustments, as a component of comprehensive income. SFAS No. 131 requires certain disclosures of the company's segments including general information, segment profits and assets, and a reconciliation of segment financial condition and results of operations to the corresponding company amounts. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans.

 NOTE 2.  MERGERS AND ACQUISITIONS

 On December 17, 1997, the Company completed the Mosinee merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Wausau issued 1.4 shares of common stock for each share of Mosinee outstanding common stock. A total of 21,281,795 shares (after adjustment for fractional shares) of the Company's common stock was issued as a result of the merger, and Mosinee's outstanding stock options were converted into options to purchase approximately 596,000 common shares. In connection with the merger, the Company incurred $13,503,000 ($13,203,000 after taxes, or $ .23 per common share) of merger-related costs which were charged to operations during the year ended December 31, 1997.

 The following table presents a reconciliation of net sales and net earnings previously reported by the Company to those presented in the accompanying consolidated financial statements.

                                   For the year       For the year
                                ended December 31,  ended August 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)     1997               1996
 Net sales:
       Wausau                       $594,913           $542,669
       Mosinee                       338,214            314,490
       Combined                     $933,127           $857,159

 Net earnings:
       Wausau                       $ 40,379           $ 41,229
       Mosinee                        25,019             26,899
       Combined                     $ 65,398           $ 68,128

 On May 12, 1997, the Company acquired the business and assets of Otis Specialty Papers ("Otis"). The acquisition was accounted for using the purchase method of accounting. The financial statements reported herein include the net sales, operating profit and net earnings of Otis from the date of purchase. The following table presents unaudited pro forma condensed results of operations for the years ended December 31, 1997 and August 31, 1996, as if the acquisition were completed at the beginning of the period:

 (ALL DOLLAR AMOUNTS                  1997               1996
  IN THOUSANDS, UNAUDITED)
 Net sales                         $ 965,982          $ 932,715
 Operating profit                    124,218            121,531
 Net earnings                         66,673             67,860
 Net earnings per share basic      $    1.15          $    1.15

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

 On April 1, 1997, Mosinee acquired the business and assets of B&J Supply, Inc. ("B&J"), a converter and nationwide supplier of school papers. The acquisition was accounted for using the purchase method of accounting. The results of operations of B&J from the date of purchase have been included in the reported results of operations since the date of acquisition. Had the purchase been consummated at the beginning of fiscal 1997, operating results on a pro forma basis would not have been significantly different.

 NOTE 3.  RESTRUCTURING

 In March 1998, the Company began implementation of a workforce reduction program. The purpose of the program was to reduce the number of employees by 400 through early retirement incentives along with voluntary separation arrangements, involuntary severance programs and process automation. As a result of the program implementation, the Company recorded a pre-tax restructuring charge of $37.7 million in the first quarter of 1998. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits and settlement and curtailment losses related to pension and postretirement benefit plans. In the fourth quarter of 1998, an additional pre-tax expense of $5.1 million was recorded to recognize adjustments to the previous estimates of the early retirement incentives and to recognize additional expenses associated with integration costs. Approximately 93% of the benefits under the program have been paid or have been transferred as obligations of the Company's retirement plans as of December 31, 1998.

 NOTE 4.  SUPPLEMENTAL BALANCE SHEET INFORMATION
                                                December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)        1998               1997
 Receivables
       Trade                        $     73,950         $  74,482
       Other                               3,068             3,931
                                          77,018            78,413
 Less: allowances                      (  10,062)         (  8,739)
                                    $     66,956         $  69,674
 Inventories
       Raw materials                $     58,547         $  60,832
       Work in process and
         finished goods                   75,906           76,260
       Supplies                           28,447            26,672

 Inventories at cost                     162,900           163,764
 LIFO reserve                          (  12,683)         ( 20,154)
                                    $    150,217         $ 143,610

 Property, plant and equipment
       Buildings                    $    124,855         $ 113,006
       Machinery and equipment           882,836           838,932
 Totals                                1,007,691           951,938
 Less: accumulated depreciation        ( 427,954)        ( 385,679)
       Net depreciated value             579,737           566,259
       Land                                5,382             4,724
       Timber and timberlands,
         net of depletion                  5,166             5,012
       Water power rights                    129               129
       Construction in progress           34,651            28,806
                                    $    625,065         $ 604,930

 Accrued and other liabilities
       Payrolls                     $      4,721         $   6,559
       Vacation pay                       10,861            11,632
       Employee retirement plans           6,942             4,619
       Taxes other than income             4,978             3,999
       Cash dividends declared             3,753             3,616
       Stock appreciation rights           6,927             8,939
       Other                              12,602             9,524
                                    $     50,784         $  48,888

 NOTE 5.  DEBT

 The Company's short-term notes payable consist of $20,000,000 outstanding under an unsecured debt arrangement with one financial institution and $25,466,000 outstanding under two separate revolving lines of credit.

 The $20,000,000 unsecured debt arrangement was entered into by the Company on September 30, 1994, at an interest rate of 7.83%. Interest is paid monthly and the principal is due September 1999. At December 31, 1997, the $20,000,000 was classified as long-term debt.

 During 1998, two banks participating in the revolving credit arrangement with the Company provided separate lines of credit. One line of credit provides for borrowing up to $20,000,000. Specific rates and terms of the loans are determined at the time of borrowing, with maturity not to go beyond September 30, 1999. The line of credit does not require a compensating balance or a commitment fee. At December
 31, 1998, there was $17,000,000 borrowed against this line of credit at a weighted average interest rate of 5.65%. The second line of credit provides for borrowing up to $60,000,000 at rates and terms negotiated at the time of borrowing, with maturity not to go beyond November 22, 1999. The line of credit agreement provides for a commitment fee during the term of the agreement. The fee is based on a quarterly debt to EBITDA ratio. Based on the debt to EBITDA ratio at December 31, 1998, the fee is .125% per annum on the unused portion of this line of credit. At December 31, 1998, there was $22,000,000 borrowed against this line of credit at a weighted average interest rate of 5.77%. As of December 31, 1998, of the total borrowings against the lines of credit, $25,466,000 is classified as short-term and $13,534,000 is classified as long-term as the Company intends and has the ability to refinance the obligations under the revolving credit agreement.

 The Company's long-term debt, excluding current maturities as of December 31, consists of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)      1998           1997
 Long-term note                      $      -       $  20,000
 Senior promissory notes                3,000           9,000
 Line of credit                        13,534               -
 Industrial development bonds          19,000          19,000
 Revolving credit facility agreements  75,000         70,500
 Commercial paper                      16,466          21,949
 Capitalized leases                         -              51

 Totals                              $127,000       $ 140,500

 The Company has outstanding $9 million in unsecured senior promissory notes. Interest is payable quarterly on the outstanding balance at a rate of 6.03% per annum. Principal is payable in equal semi-annual installments, with the final payment due June 16, 2000.

 During 1995, the Company borrowed $19 million related to industrial development bonds issued by a local governmental unit. The variable rate bonds require quarterly interest payments and had an interest rate of 4.30% at December 31, 1998 and 4.45% at December 31, 1997. The Company also pays fees for a bank letter of credit and remarketing services related to the bonds which it includes in net interest expense. The interest rate can be converted to a fixed rate, at the Company's option, after which semi-annual interest payments will be required. The bonds mature on July 1, 2023. At December 31,
 1998 and December 31, 1997, all bond proceeds had been disbursed.

 The Company maintains an unsecured revolving credit facility of $105 million with four banks which continues through March 29, 2001 at which time, or earlier at the Company's option, the revolving credit converts to a term loan facility, and the loans then outstanding are payable in four equal quarterly installments. The Company may elect the base for interest from either domestic rate loans, eurodollar loans, adjusted CD rate loans, offered loans or treasury rate loans. The weighted average interest rate on borrowings under the revolving credit facility was 5.58% and 6.14% at December 31, 1998 and December 31, 1997,
 respectively. The credit agreement provides for commitment fees during the revolving loan period. Fees are based on quarterly funded debt to equity levels. Based on debt and equity levels at December 31, 1998 and December 31, 1997, the fees are .1% per annum.

 The senior promissory notes, long-term note and the revolving credit facility agreements require the Company to comply with certain covenants, one of which requires the Company maintain minimum net worth. At December 31, 1998, $242 million of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior promissory notes.

 The Company maintains a commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which requires unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper. At December 31, 1998 and December 31, 1997, $16,466,000 and $10,485,000
 were outstanding, respectively. The weighted average interest rate on outstanding commercial paper was 5.6% at December 31, 1998 and 6.2% at December 31, 1997.

 One of the Company's wholly owned subsidiaries had a commercial paper placement agreement to issue up to $50 million of unsecured debt obligations. At December 31, 1997, $11,464,000 was outstanding. The weighted average interest rate on commercial paper outstanding at December 31, 1997 was 6.1%. All commercial paper was retired in June 1998 and this agreement is no longer in effect.

 The aggregate annual maturities of long-term debt are as follows:

 (ALL DOLLAR AMOUNTS
 IN THOUSANDS)       1999    2000     2001     2002    2003  THEREAFTER
                    $6,051  $3,000  $105,000   $  -     $  -  $19,000

 Annual maturities will be affected by future borrowings.

 NOTE 6.  LEASE COMMITMENTS

 The Company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment includes the following amounts for capitalized leases:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)      1998           1997
 Machinery and equipment              $1,416          $1,416
 Allowance for amortization           (1,178)         (  854)
 Net value                            $  238          $  562

 Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

                                       Capital       Operating
 (ALL DOLLAR AMOUNTS IN THOUSANDS)     LEASES         LEASES
 1999                               $     51        $  1,798
 2000                                                  1,600
 2001                                                  1,195
 2002                                                    697
 2003                                                    650
 Thereafter                                            1,739

 Total minimum payments             $     51        $  7,679

 The future minimum payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosure in Note 5.

 Rental expense for all operating leases was as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)      1998       1997      1996
 Rent expense                         $5,346     $5,154    $3,856

 Contingent rentals were not material.

 NOTE 7.  INTEREST EXPENSE AND CAPITALIZED INTEREST

                                       Total                  Net
                                       Interest Capitalized Interest
 (ALL DOLLAR AMOUNTS IN THOUSANDS)     EXPENSE   INTEREST   EXPENSE
 1998                                 $8,406    $   723    $7,683
 1997                                  8,595        492     8,103
 1996                                  8,299      1,101     7,198

 NOTE 8.  RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

 Substantially all employees are covered under retirement plans. The defined benefit plans covering salaried employees provide benefits based on final average pay formulas; the plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The plans are funded in accordance with federal laws and regulations.

 The Company selected measurement dates of plan assets of September 30, 1998 and 1997.

 In 1998, the Company offered a voluntary early retirement program to encourage early retirements among certain salaried and hourly employees. The program was part of the restructuring plan discussed in
 Note 3 to the consolidated financial statements. As a result, curtailment and settlement charges of $5.9 million and special termination benefit charges of $23.3 million were recorded as a component of the restructuring expense recognized in 1998.

 The following are reconciliations of the projected benefit obligations and the value of plan assets for 1998 and 1997:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998            1997

 CHANGE IN BENEFIT OBLIGATION
 Balance, beginning of year         $ 119,379         $  101,528
 Service cost                           4,687              4,079
 Interest cost                          8,421              7,743
 Amendments to the plan                   938              3,814
 Actuarial loss                        13,276              8,459
 Benefits paid to participants       (  7,835)         (   6,244)
 Curtailments                        (  1,451)                 -
 Settlements                         ( 48,170)                 -
 Special termination benefits          20,561                  -
 Balance, end of the year           $ 109,806         $  119,379

 CHANGE IN PLAN ASSETS
 Fair value, beginning of year      $ 109,617       $  87,081
 Actual return on plan assets        (  3,844)         21,490
 Company contributions                  5,868           7,173
 Benefits paid to participants       (  7,835)       (  6,197)
 Settlements                         ( 48,170)              -
 Cash contributions to plans subsequent
       to measurement date                 -               70
 Fair value, end of year            $  55,636       $ 109,617

 At December 31, 1998 and 1997, the funded status of the plans were as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)       1998             1997
 Excess of the benefit obligation
   over the value of the plan assets   ($  54,170)    ($    9,762)
 Unrecognized net actuarial (gain) loss    12,626     (    10,380)
 Unrecognized prior service cost           15,559          16,928
 Unrecognized transition asset         (      891)    (     1,588)

 Net amount recognized at end of year  ($  26,876)    ($    4,802)

 For 1998 and 1997, the net amount recognized in the balance sheet was classified as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)          1998                1997
 Prepaid benefit cost                      $    -           $  3,085
 Accrued benefit liability                ( 48,334)        (  19,686)
 Intangible asset                           13,890             9,686
 Accumulated other comprehensive income      7,568             2,113
 Net amount recognized at end of year     ($26,876)        ($  4,802)

 For 1998 and 1997, the following weighted average interest rates were used to determine the projected benefit obligation:

                                         1998         1997
 Discount rate on the benefit plan       7.0%       7.25-7.50%
 Rate of expected return on plan assets  9.0%       8.0-9.0%
 Rate of employee compensation increase  5.0%       4.9-5.0%

 Plan assets consist principally of publicly traded stocks and fixed income securities and include Wausau-Mosinee common stock with a market value of $8,918,000 in 1998 and $10,512,000 in 1997.

 Net periodic pension cost was comprised of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998        1997     1996
 Service cost                       $  4,687    $  2,950  $   3,295
 Interest cost                         8,421       5,435      6,443
 Expected return on plan assets      ( 7,576)    (13,120)  ( 15,460)
 Amortization of:
     Actuarial loss                      201       8,408      8,585
     Prior service cost                1,570       1,418      1,418
     Transition asset                (   231)    (   236)  (    236)
            Subtotal                   7,072       4,855      4,045
 Components charged to restructuring
   expense:
     Special termination benefit      20,561
     Settlement and curtailment          310
            Subtotal                  20,871    _______     _______
 Total net periodic pension cost    $ 27,943    $ 4,855   $   4,045

 The foregoing net amounts regarding the pension benefit obligation and the value of plan assets are a combination of both overfunded and underfunded plans. At December 31, 1998 and 1997, aggregate amounts relating to underfunded plans are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998            1997
 Projected benefit obligation       $ 109,806        ($41,040)
 Accumulated benefit obligation      ( 98,482)       ( 39,453)
 Fair value of plan assets             55,636          24,557

 The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $3,066,000 in 1998, $3,872,000 in 1997 and $3,983,000 in 1996.

 The Company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation and supplemental retirement agreements does not represent a material amount.

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

 (ALL DOLLAR AMOUNTS IN THOUSANDS)       1998            1997

 CHANGE IN POSTRETIREMENT BENEFIT OBLIGATION
 Balance, beginning of year          $  59,060         $ 49,294
 Service cost                            2,049            1,746
 Interest cost                           4,235            3,627
 Plan participants' contributions          491              485
 Amendments to the plan                ( 2,025)               -
 Actuarial loss                          2,035            7,390
 Benefits paid for participants        ( 3,657)         ( 3,482)
 Curtailments                            5,594                -
 Special termination benefits            2,723                -
 Balance, end of year                $  70,505         $ 59,060

 At December 31, 1998 and 1997, the funded status of the plans was as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)        1998            1997
 Excess of the benefit obligation over
        the value of plan assets        ($70,505)       ($59,060)
 Unrecognized net actuarial loss           9,569           7,625
 Unrecognized prior service cost        (  1,861)              -

 Accrued benefit cost                   ($62,797)       ($51,435)

 The following weighted-average rates were used:

                                         1998           1997

 Discount rate on the benefit obligation  7.0%         7.25%

 For 1998, the assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7%, declining by 1% annually for two years to an ultimate rate of 5%. For 1997, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ranged from 8% to 9%, declining 1% annually for three to four years to an ultimate rate of 5%.

  (ALL DOLLAR AMOUNTS IN THOUSANDS)         1998       1997      1996
 Service cost                          $  2,049     $ 1,746    $ 1,569
 Interest cost                            4,235       3,627      3,476
 Amortization of:
    Actuarial loss                           91         117        169
    Prior service cost                  (   164)
       Subtotal                           6,211       5,490      5,214
 Components charged to restructuring
    expense:
    Special termination benefits          2,723
    Curtailments                          5,594
       Subtotal                           8,317
 Total net periodic cost               $ 14,528     $ 5,490    $ 5,214

 Assumed health care cost trend rates significantly impact reported amounts. The effect of a one-percentage-point change in the assumed rates would alter the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense as follows for 1998:

                                        ONE-PERCENTAGE-POINT
 (ALL DOLLAR AMOUNTS IN THOUSANDS)    INCREASE        DECREASE
 Effect on the postretirement
    benefit obligation                $ 8,965         ($7,665)
 Effect on the sum of the service cost
    and interest cost components      $ 1,076         ($  874)

 NOTE 9.  INCOME TAXES

 Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

 The provision for income taxes is comprised of the following:
 (ALL DOLLAR AMOUNTS IN THOUSANDS)      1998      1997       1996
 Current tax expense:
    Federal                          $ 21,880    $ 33,208   $ 24,947
    State                               3,492       3,918      4,051

 Total current                         25,372      37,126     28,998

 Deferred tax expense (benefit):
    Federal                           (   321)      9,623     14,042
    State                             (    51)      1,442        610

 Total deferred                       (   372)     11,065     14,652

 Total provision for income taxes    $ 25,000    $ 48,191   $ 43,650

 A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)        1998             1997           1996
 Federal statutory tax rate        $ 23,030  35.0%  $ 39,763  35.0%   $  39,121  35.0%
 State taxes (net of federal
    tax benefits)                     2,237   3.4      3,484   3.1        3,100   2.8
 Nondeductible merger expenses        4,446   3.9
 Other                               (  267) ( .4)       498   0.4        1,429   1.3

 Effective tax                     $ 25,000  38.0%  $ 48,191  42.4%   $  43,650  39.1%

 At the end of 1998, $18,000,000 of unused state operating loss carryovers existed which may be used to offset future state taxable income in various amounts through the year 2010. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

 The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)       1998           1997

 Deferred tax asset:
 Allowances on accounts receivable   $   2,213      $    1,964
 Accrued compensated absences            3,472           3,785
 Stock appreciation rights plans         4,467           4,960
 Pensions                               12,401           1,050
 Inventories                             2,262           2,401
 Postretirement benefits                24,534          20,187
 Postemployment benefits                   343             337
 Other accrued liabilities               2,043           1,239
 State net operating loss carryforward   1,902           2,062
 Other                                   1,493           1,423
 Gross deferred tax asset               55,130          39,408
 Less: valuation allowance            (  1,636)      (   1,619)
 Net deferred tax asset                 53,494          37,789

 Deferred tax liability:

 Property, plant and equipment        (124,117)      ( 112,668)
 Other                                (  5,944)      (   2,916)
 Gross deferred tax liability         (130,061)      ( 115,584)

 Net deferred tax liability           ($76,567)      ($ 77,795)

 The total deferred tax liabilities (assets) as presented in the accompanying consolidated balance sheets are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)          1998           1997
 Net long-term deferred tax liabilities  $  94,911    $  92,947

 Gross current deferred tax assets        ( 19,980)    ( 16,771)
 Valuation allowance on deferred
  tax assets                                 1,636        1,619
 Net current deferred tax assets          ( 18,344)    ( 15,152)

 Net deferred tax liability              $  76,567    $  77,795

 A valuation allowance has been recognized for a subsidiary's state loss carryforward as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 NOTE 10.  STOCK OPTIONS AND APPRECIATION RIGHTS

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

 The following table summarizes the activity relating to the Company's stock option plans:

 STOCK OPTIONS:               --- 1998 ---     --- 1997 ---     --- 1996 ---
                                Weighted         Weighted          Weighted
                                 Average          Average           Average
                                Exercise         Exercise          Exercise
                             SHARES   PRICE    SHARES  PRICE    SHARES   PRICE
 Options outstanding at
     beginning of year    1,030,722 $14.19    949,791 $16.33    770,792  $14.79
 Granted                    162,000  17.16    115,500  18.13    231,886   19.00
 Terminated             (    42,500) 23.56 (   27,125) 17.78
 Exercised              (    97,972) 16.50 (    7,444) 16.19  (  52,887)   5.61
 Options outstanding at
     end of year          1,052,250 $13.93  1,030,722 $14.19    949,791  $16.33
 Options exercisable at
     end of year            887,250 $13.32  1,027,722 $14.17    846,905  $15.97

 All shares and option prices have been restated to reflect the five-for -four stock split occurring in 1996.

 The Company has adopted Statement of Financial Accounting Standard
 (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the company will continue to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined consistent with the provisions of SFAS No. 123, which prescribes the "fair value based method" on the grant date, both basic and diluted earnings per share would have been $.73, $1.12 and $1.14 for the years ended December 31, 1998 and 1997 and August 31, 1996, respectively.
 The weighted-average grant-date exercise prices and weighted-average fair values for options granted are as follows:

                                        1998            1997
 Exercise price equals market price
        Exercise price                 $17.16          $18.73
        Fair value                       5.41            7.91
 Exercise price less than market price
        Exercise price                      -          $17.69
        Fair value                          -            8.67

 The fair value of each option grant has been estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

                                          1998            1997
 Risk-free interest rate                 4.55%           6.48%
 Expected life in years                     6            5-10
 Price volatility                        29.6%           24.5%
 Dividend yield*                         1.63               0

 * In 1997 the dividend yield is assumed to be zero because dividend equivalents were granted in tandem with the options granted. As such, dividends do not reduce the economic value of the options.

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

 The following table summarizes the activity relating to the Company's stock appreciation rights plans:

 STOCK APPRECIATION RIGHTS:
                                          1998           1997         1996
 Rights outstanding at beginning of year
       (number of shares)                561,907        598,008     1,050,171
 Granted                                 415,905
 Terminated                                           (   6,159)
 Exercised                             (  24,821)     (  36,101)  (   446,004)
 Rights outstanding at end of year
        (number of shares)               952,991        561,907       598,008
 Rights exercisable at end of year
         (number of shares)              952,991        561,907       598,008
 Price range of stock appreciation
         rights exercised                  $4.46      $4.46-5.64  $ 4.46-9.70
 Price range of outstanding
        stock appreciation rights    $4.06-19.06     $4.06-19.06  $ 4.45-9.70

 All shares and price ranges have been restated to reflect the five-for-four stock split occurring in 1996.

 The Company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive cash based on the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock.

 DIVIDEND EQUIVALENTS:
                                         1998      1997        1996
 Equivalents outstanding at beginning
    of year (number of shares)         296,778   276,347     142,999
 Granted                                          70,000     143,125
 Exercised                            ( 38,848) ( 25,569)  (   9,777)
 Terminated                                     ( 24,000)
 Equivalents outstanding at end of year
   (number of shares)                  257,930   296,778     276,347
 Equivalents exercisable at end of year
   (number of shares)                  257,930   293,778     276,347

 All shares have been restated to reflect the five-for-four stock split occurring in 1996.

 The provision (credit) for all stock option discounts, dividend equivalents and stock appreciation rights for the years ended December 31, 1998 and 1997 and August 31, 1996 was ($1,520,000), $2,140,000 and
 $4,980,000, respectively.

 NOTE 11. RESEARCH EXPENSES

 Research expenses charged to operations were $3,309,000 in 1998, $1,577,000 in 1997 and $1,381,000 in 1996.

 NOTE 12.  COMMITMENTS AND CONTINGENCIES

 In 1997, the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern
 District of Florida against ten manufacturers of commercial sanitary paper products, including the Company's wholly owned subsidiary, Bay West Paper Corporation. The lawsuit alleges a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. Since the filing of this lawsuit, numerous class action suits have been filed by private direct purchasers of commercial sanitary paper products in various federal district courts throughout the country and additional federal lawsuits have been filed by the Attorneys General of the States of Kansas, Maryland, New York, and
 West Virginia. All of these federal cases have been certified as class actions and consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. Certain indirect purchasers of sanitary commercial paper products have also filed class action lawsuits in various state courts alleging a conspiracy to fix prices under state antitrust laws. No class has been certified in the state actions. All of these actions are in early stages. In the opinion of management, the Company has not violated any antitrust laws. The Company is vigorously defending these claims. The Company is also involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of the Company.

 As of December 31, 1998, the Company was committed to spend approximately $70 million to complete capital projects which were in various stages of completion.

 The Company is a party to a natural gas transportation agreement with the Portland Natural Gas Transmission System (PNGTS). Under the terms of the agreement, PNGTS has constructed the necessary gas supply and delivery equipment to the Company's Groveton, New Hampshire mill. The Company is committed to the transportation of a fixed volume of natural gas over a 20-year period which begins on the date transportation of natural gas commences under the agreement. Capital improvements to the Groveton mill's power plant, which the Company estimates will cost approximately $1.5 million, will be required to take advantage of this agreement. Transportation of natural gas to the Groveton mill is expected to begin in the third quarter of 1999.

 NOTE 13. PREFERRED SHARE PURCHASE RIGHTS PLAN

 On October 21, 1998, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company (the "Common Shares"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, without par value (the "Preferred Shares"), at a price of $60 per one one-thousandth of a Preferred Share (the
 "Purchase Price"), subject to adjustment. In the event that any person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person"), each holder of a Right, other than the Acquiring Person, will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, each holder of a Right, other than an Acquiring Person, will thereafter have the right to receive that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

 The Rights are not exercisable until the Distribution Date. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company. The "Distribution date" is the earlier of
 (i) 10 days following a public announcement that a person or group has become an Acquiring Person; or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in any person becoming an Acquiring Person. The Rights will expire on October 31, 2008 unless the expiration date is extended or unless the Rights are redeemed or exchanged by the Company prior to expiration.

 The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution in the event of stock dividends, stock splits, reclassifications, or certain distributions with respect to the Preferred Shares. The number of outstanding Rights and the number of one one-thousandths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment if, prior to the Distribution Date, there is a stock split, a stock dividend in Common Shares, or a subdivision or consolidation of the Common Shares.

 Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $10 per share, but will be entitled to an aggregate dividend of 1000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1000 per share, but will be entitled to an aggregate payment of 1000 times the payment made per Common Share. Each Preferred Share will have 1000 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1000 times the amount received per Common Share. The value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

 At any time after any person or group becomes an Acquiring Person, and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors may exchange the Rights, other than Rights owned by the Acquiring Person, in whole or in part, at an exchange ratio of one Common Share, or one one-thousandth of a Preferred Share (subject to adjustment). At any time prior to any person or group becoming an Acquiring Person, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $ .01 per Right.

 The terms of the Rights may be amended by the Board of Directors without the consent of the holders of the Rights, including an amendment to lower certain thresholds described above to not less than the greater of (i) the sum of .001% and the largest percentage of the outstanding Common Shares then known to the Company to be beneficially owned by any person or group affiliated or associated persons (with certain exceptions) and (ii) 10%, except that from and after such time as any person or group becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

 NOTE 14.  FUTURES CONTRACTS

 At December 31, 1998, the Company was party to various futures contracts for the purchase of natural gas and fuel oil. The natural gas contracts require the Company to purchase 575,000 decatherms of natural gas during 1999. The delivered price of natural gas varies from $2.73 to $3.42 per decatherm. The fuel oil contracts require the Company to purchase 146,000 barrels of oil during 1999. The delivered price of oil varies from $13.95 to $17.19 per barrel. At December 31, 1998, the Company's futures contracts have no carrying value. The fair value of the contracts and the total deferred gain or loss on the contracts are immaterial at December 31, 1998.

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

 Futures contracts - The fair values of the Company's commodity products futures contracts were estimated using the prices published by NYMEX, the contract price and the remaining commodity products to be purchased under the contracts.

 NOTE 16. SEGMENT DATA

 FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
 The Company's operations are classified into three principal reportable segments, the Specialty Paper Group, the Printing & Writing Group and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

 PRODUCTS FROM WHICH REVENUE IS DERIVED
 The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility which produces school papers. The Towel & Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 MEASUREMENT OF SEGMENT PROFIT AND ASSETS
 The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements.

 (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998       1997       1996
 Net sales external customers
       Specialty Paper              $ 423,473   $ 415,893  $ 363,748
       Printing & Writing             376,131     380,479    365,936
       Towel & Tissue                 146,523     136,755    127,475
                                    $ 946,127   $ 933,127  $ 857,159

 Net sales intersegment
       Specialty Paper              $  13,737   $  10,448  $   4,680
       Printing & Writing               1,595       1,078      1,341
       Towel & Tissue                      89         120        528
                                    $  15,421   $  11,646  $   6,549

 Operating profit
       Specialty Paper              $  47,261   $  56,942  $  46,886
       Printing & Writing              53,613      60,972     54,754
       Towel & Tissue                  24,018      33,706     33,269

 Total reportable segment
       operating profit               124,892     151,620    134,909
       Corporate and eliminations    (  9,944)   ( 17,289)  ( 15,860)
       Restructuring/merger expense  ( 42,803)   ( 13,503)
       Interest expense              (  7,683)   (  8,103)  (  7,198)
       Other income/(expense)           1,339         864   (     73)
       Earnings before income taxes $  65,801   $ 113,589  $ 111,778

 Segment assets
       Specialty Paper              $ 371,986   $ 366,489
       Printing & Writing             293,509     304,102
       Towel & Tissue                 176,303     166,146
       Corporate & unallocated         58,351      35,327
                                    $ 900,149   $ 872,064

 OTHER SIGNIFICANT ITEMS
                                                 Depreciation    Expenditures
                                     Interest        and         for Long-Lived
 (ALL DOLLAR AMOUNTS IN THOUSANDS)    INCOME     AMORTIZATION      ASSETS

 1998
 Specialty Paper                   $     166     $  21,629      $  25,713
 Printing & Writing                       __        15,549         22,972
 Towel & Tissue                           __        10,992         17,700
 Corporate & unallocated                 237         1,655         10,638
                                   $     403     $  49,825      $  77,023

 1997

 Specialty Paper                   $      56     $  19,712      $  28,926
 Printing & Writing                        -        15,156         21,086
 Towel & Tissue                            -        11,730         15,156
 Corporate & unallocated                  39           661            894
                                   $      95     $  47,259      $  66,062

 1996

 Specialty Paper                   $      10     $  15,606      $  33,910
 Printing & Writing                        -        13,778         35,560
 Towel & Tissue                            -        10,814         12,403
 Corporate & unallocated                 552         1,006            616
                                   $     562     $  41,204      $  82,489

 COMPANY GEOGRAPHIC DATA
 The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)     1998       1997       1996
 United States                      $887,267   $873,633   $808,067
 All foreign countries                58,860     59,494     49,092
                                    $946,127   $933,127   $857,159


 QUARTERLY FINANCIAL DATA (UNAUDITED)

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           First      Second     Third      Fourth
                            QTR.*      QTR.       QTR.       QTR.**    ANNUAL
 1998
 Net sales               $ 237,660  $ 243,636  $ 241,603  $ 223,228  $ 946,127
 Gross profit               46,309     48,687     42,263     37,792    175,051
 Operating profit (loss) (  11,378)    35,009     33,453     15,061     72,145
 Net earnings (loss)     (   8,238)    20,804     19,611      8,624     40,801
 Net earnings (loss) per
  share basic            ($   0.14) $    0.36  $    0.34  $    0.16  $    0.73

 1997
 Net sales               $ 211,892  $ 234,481  $ 248,578  $ 238,176  $ 933,127
 Gross profit               48,606     52,048     54,347     44,662    199,663
 Operating profit           33,941     36,292     33,563     17,032    120,828
 Net earnings               19,955     21,336     19,723      4,384     65,398
 Net earnings per share
  basic                  $    0.34  $    0.37  $    0.34  $    0.08  $    1.13

 1996
 Net sales               $ 218,080  $ 207,783  $ 221,207  $ 210,089  $ 857,159
 Gross profit               37,790     41,131     54,045     50,325    183,291
 Operating profit           21,370     25,545     38,664     33,470    119,049
 Net earnings               11,987     14,336     22,373     19,432     68,128
 Net earnings per share
  basic                  $    0.20  $    0.25  $    0.38  $    0.33  $    1.16

 1998 and 1997 figures are based on the years ending December 31, 1996 figures are for the year ending August 31, 1996.

 * In 1998, includes an after-tax expense of $23.4 million ($37.7 million pre-tax) or $.40 per share for restructuring expenses relating to a workforce reduction program and other merger-related costs.

 ** In 1998, includes an after-tax expense of $3.2 million ($5.1 million pre-tax) or $.06 per share for restructuring expenses relating to a workforce reduction program and other merger-related costs and in 1997, includes an after-tax expense of $13.2 million ($13.5 million pre-tax) or $.23 per share for merger-related expenses.

 MARKET PRICES FOR COMMON SHARES (UNAUDITED)
                1998                  1997                        1996
          Prices                 Prices                      Prices
 QTR.   HIGH    LOW   DIVIDENDS   HIGH    LOW  DIVIDENDS    HIGH    LOW   DIVIDENDS
 1st   $24.00 $18.88  $ - *     $20.50  $17.88 $0.0625     $23.50 $20.80  $0.055
 2nd    24.13  20.13  0.14*     19.75    17.55  0.0625      24.13  19.75   0.055
 3rd    22.75  12.13  0.07      25.38    18.75  0.0625      20.50  16.50   0.055
 4th    18.50  12.25  0.07      24.38    19.69  0.0625      21.38  18.50   0.0625

 * Due to a change in fiscal years from an August 31 year-end to a December 31 year-end, no dividend was declared in the first quarter of 1998, and two quarterly dividends were declared in the second quarter.

 All prices through March 25, 1998, represent the high and the low closing prices reported on the Nasdaq National Market System and reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices after March 25, 1998, represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.

 Schedule II - Valuation and Qualifying Accounts
     ($ thousands)

                                                 RECEIVABLE ALLOWANCES                 OTHER ALLOWANCES

                                                                      Allowance
                                          Allow for    Allowance         for
                                          Doubtful         for         Pending       Merger    Restructure
                             TOTAL        ACCOUNTS     DISCOUNTS       CREDITS     ALLOWANCE    ALLOWANCE
 Balance August 31, 1995   $   7,893     $   2,923     $   2,003     $   2,967    $       0    $       0

    Charges to cost and
      expense                 24,017           320        14,149         9,548            0            0
    Deductions               (23,010)         (103)      (14,374)       (8,533)           0            0

 Balance August 31, 1996   $   8,900     $   3,140     $   1,778     $   3,982    $       0    $       0

    Charges to cost and
    expense                   28,221           765         9,462        17,994       13,503            0
    Deductions               (28,382)         (984)      (10,469)      (16,929)     (12,737)           0

 Balance December 31, 1997 $   8,739     $   2,921     $     771     $   5,047    $     766    $       0

    Charges to cost and
      expense                 21,180         1,296         8,391        11,493            0       42,803
    Deductions               (19,857)          (97)       (8,433)      (11,327)        (766)     (39,651)

 Balance December 31, 1998 $  10,062     $   4,120      $    729      $  5,213     $      0    $   3,152

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 None.

                                 PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the materials set forth in the table on pages 4 and 5 under the caption "Election of Directors" in the Company's proxy statement relating to the 1999 annual meeting of shareholders (the "1999 Proxy Statement"). Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the 1999 Proxy Statement.

 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth in the 1999 Proxy Statement under the caption "Committees and Compensation of Board of Directors - Director Compensation," on pages 6 and 7. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Compensation of Executive Officers," page 9 through the material set forth under the subcaption, "Pension Plan and Other Benefits" in the 1999 Proxy Statement and (2) the material set forth under the caption "Committee Interlocks and Insider Participation," on page 16 of the 1999 Proxy Statement.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material under the caption "Beneficial Ownership of Common Stock," pages 7, 8 and 9 of the 1999 Proxy Statement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.

                                  PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

 (a)  Documents filed as part of this report.

   (1) The following financial statements are filed as part of this report:
     (i)   Consolidated Balance Sheets as of December 31, 1998 and 1997

     (ii)  Consolidated Statements of Income for the years ended
           December 31, 1998 and 1997, and August 31, 1996

     (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, and August 31, 1996

     (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997, and August 31, 1996

     (v)   Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

     (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998 and 1997, and August 31, 1996
           (page 56)

     All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

   (3) Exhibits

     The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

     Exhibit
     NUMBER                DESCRIPTION

     3.1 Restated Articles of Incorporation, as amended October 21, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 21, 1998)

     3.2 Restated Bylaws, as amended December 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 17, 1997)

     4.1 Rights Agreement, dated as of October 21, 1998, between the Company and Harris Trust and Savings Bank, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 21, 1998)

     4.2 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration
           Statement on Form 8-A, filed on October 29, 1998)

     10.1 Supplemental Retirement Plan as amended April 16, 1998, as amended March 4, 1999

     10.2 Incentive Compensation Plans (Printing and Writing Division and Technical Specialty Division), as amended September 17, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997)*

     10.3 Corporate Management Incentive Plan, as amended September 18, 1996 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996)*

     10.4  1988 Stock Appreciation Rights Plan, as last amended March 4,
           1999*

     10.5  1988 Management Incentive Plan, as last amended March 4,
           1999*

     10.6  1990 Stock Appreciation Rights Plan, as last amended March 4,
           1999*

     10.7 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999*

     10.8  1991 Employee Stock Option Plan, as last amended March 4,
           1999*

     10.9  1991 Dividend Equivalent Plan, as last amended March 4, 1999*

     10.10 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999*

     10.11 Directors' Deferred Compensation Plan, as last amended March
           4, 1999*

     10.12 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.13 Transition Benefit Agreement with former President and CEO (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997)*

     10.14 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999*

     10.15 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999*

     10.16 Mosinee Paper Corporation 1996 and 1997 Incentive
           Compensation Plans for Corporate Executive Officers
           (incorporated by reference to Exhibit 10.16 to the Company's Transition Report on Form 10-Q for the transition period ended December 31, 1997)*

     10.18 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999

     10.19 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999*

     10.20 Incentive Compensation Plan for Executive Officers (1998) (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.21 1999 Incentive Compensation Plan for Executive Officers*

     21.1  Subsidiaries as of December 31, 1998

     23.1  Consent of Wipfli Ullrich Bertelson LLP

     27.1  Financial Data Schedule



           *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b) Reports on Form 8-K:

           The Company filed one Form 8-K during the fourth quarter of 1998.

           In a Current Report on Form 8-K dated October 21, 1998, the Company announced the declaration of a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, and summarized the terms and conditions of the Rights. No financial statements were filed in connection with the Report.

                                SIGNATURES



 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WAUSAU-MOSINEE PAPER
                                     CORPORATION


 March 29, 1999                      GARY P. PETERSON
                                     Gary P. Peterson
                                     Senior Vice President-Finance,
                                     Secretary and Treasurer

                                     (On behalf of the Registrant and as
                                      Principal Financial Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 March 29, 1999



 SAN W. ORR, JR.                      RICHARD L. RADT
 San W. Orr, Jr.                      Richard L. Radt
 Chairman of the Board                Vice Chairman of the Board



 DANIEL R. OLVEY                      HARRY R. BAKER
 Daniel R. Olvey                      Harry R. Baker
 President and CEO                    Director
 (Principal Executive Officer)



 RICHARD G. JACOBUS                   WALTER ALEXANDER
 Richard G. Jacobus                   Walter Alexander
 Director                             Director



 GARY W. FREELS                       DAVID B. SMITH, JR.
 Gary W. Freels                       David B. Smith, Jr.
 Director                             Director

                            EXHIBIT INDEX<dagger>
                                  TO
                               FORM 10-K
                                  OF
                   WAUSAU-MOSINEE PAPER CORPORATION
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
             Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

 EXHIBIT 10.1 SUPPLEMENTAL RETIREMENT PLAN AS AMENDED APRIL 16, 1998,
              AS AMENDED MARCH 4, 1999

 EXHIBIT 10.4 1988 STOCK APPRECIATION RIGHTS PLAN, AS LAST AMENDED MARCH
              4, 1999*

 EXHIBIT 10.5 1988 MANAGEMENT INCENTIVE PLAN, AS LAST AMENDED MARCH 4,
              1999*

 EXHIBIT 10.6 1990 STOCK APPRECIATION RIGHTS PLAN, AS LAST AMENDED MARCH
              4, 1999*

 EXHIBIT 10.7 DEFERRED COMPENSATION AGREEMENT DATED JULY 1, 1994, AS
              LAST AMENDED MARCH 4, 1999*

 EXHIBIT 10.8 1991 EMPLOYEE STOCK OPTION PLAN AS LAST AMENDED MARCH 4,
              1999*

 EXHIBIT 10.9 1991 DIVIDEND EQUIVALENT PLAN AS LAST AMENDED MARCH 4,
              1999*

 EXHIBIT 10.10 SUPPLEMENTAL RETIREMENT BENEFIT PLAN DATED JANUARY 16,
               1992, AS LAST AMENDED MARCH 4, 1999*

 EXHIBIT 10.11 DIRECTORS' DEFERRED COMPENSATION PLAN, AS LAST AMENDED
               MARCH 4, 1999*

 EXHIBIT 10.14 MOSINEE PAPER CORPORATION 1985 EXECUTIVE STOCK OPTION
               PLAN, AS LAST AMENDED MARCH 4, 1999*

 EXHIBIT 10.15 MOSINEE PAPER CORPORATION 1988 STOCK APPRECIATION RIGHTS
               PLAN, AS LAST AMENDED MARCH 4, 1999*

 EXHIBIT 10.18 MOSINEE PAPER CORPORATION SUPPLEMENTAL RETIREMENT BENEFIT
               AGREEMENT DATED NOVEMBER 15, 1991, AS LAST AMENDED MARCH
               4, 1999

 EXHIBIT 10.19 MOSINEE PAPER CORPORATION 1994 EXECUTIVE STOCK OPTION
               PLAN, AS LAST AMENDED MARCH 4, 1999*

 EXHIBIT 10.21 1999 INCENTIVE COMPENSATION PLAN FOR EXECUTIVE OFFICERS*

 EXHIBIT 21.1 SUBSIDIARIES AS OF DECEMBER 31, 1998

 EXHIBIT 23.1 CONSENT OF WIPFLI ULLRICH BERTELSON LLP

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

     <dagger> Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 14 of Form 10-K to which this Exhibit Index relates.

     *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.