Form 10-Q
period 1999-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 1999-05-14
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

    (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

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

                                   Yes   X      No


 The number of common shares outstanding at April 30, 1999 was 52,339,013.

                   WAUSAU-MOSINEE PAPER CORPORATION

                           AND SUBSIDIARIES

                                 INDEX
                                                               PAGE NO.
 PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements
                Consolidated Statements of
                Income, Three Months Ended
                March 31, 1999 (unaudited) and
                March 31, 1998 (unaudited)                            1

                Condensed Consolidated Balance
                Sheets, March 31, 1999 (unaudited)
                and December 31, 1998 (derived from
                audited financial statements)                         2

                Condensed Consolidated Statements
                of Cash Flows, Three Months
                Ended March 31, 1999 (unaudited)
                and March 31, 1998 (unaudited)                        3

                Notes to Condensed Consolidated
                Financial Statements                                3-5

     Item 2.    Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                          6-11

 PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                    12

     Item 6.    Exhibits and Reports on Form 8-K                  12-15

                    PART I.  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME
                                                 Three Months Ended
                                                       March 31,
 ($ thousands, except per share data - unaudited)  1999         1998
 NET SALES                                    $   226,441   $    237,660

 Cost of products sold                            187,778        191,351

 GROSS PROFIT                                      38,663         46,309

 Selling and administrative expenses               13,532         19,987
 Restructuring expense                                  0         37,700

 OPERATING PROFIT (LOSS)                           25,131        (11,378)

 Interest expense                                  (2,518)        (2,046)

 Other                                                 (9)           136

 EARNINGS(LOSS) BEFORE INCOME TAXES                22,604        (13,288)

 Provision (credit) for income taxes                8,500         (5,050)

 NET EARNINGS (LOSS)                          $    14,104   $     (8,238)

 NET EARNINGS (LOSS) PER SHARE BASIC          $      0.27   $      (0.14)

 NET EARNINGS (LOSS) PER SHARE DILUTED        $      0.26   $      (0.14)

 Weighted average shares outstanding-basic     53,188,197     57,804,542

 Weighted average shares outstanding-diluted   53,325,864     58,159,616

 WAUSAU-MOSINEE PAPER CORPORATION
 CONSOLIDATED BALANCE SHEETS
 ($ thousands*)                                     MARCH 31,   December 31,
                                                      1999         1998
 Assets
 Current assets:
   Cash and cash equivalents                   $      3,787  $    2,495
   Receivables, net                                  81,110      66,956
   Refundable income taxes                                        3,282
   Inventories                                      148,920     150,217
   Deferred income taxes                             17,619      18,344
   Other current assets                               1,946         832
      Total current assets                          253,382     242,126

 Property, plant and equipment, net                 629,116     625,065
 Other assets                                        34,194      32,958

 TOTAL ASSETS                                  $    916,692  $  900,149

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable to banks                      $     74,294  $   45,466
   Current maturities of long-term debt               6,178       6,051
   Accounts payable                                  51,692      58,419
   Accrued and other liabilities                     47,426      50,784
   Total current liabilities                        179,590     160,720

 Long-term debt                                     127,432     127,000
 Deferred income taxes                               94,897      94,911
 Postretirement benefits                             62,562      60,558
 Pension                                             39,431      39,235
 Other liabilities                                   21,137      21,139
   Total liabilities                                525,049     503,563
 Stockholders' equity                               391,643     396,586

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    916,692  $  900,149

 *The consolidated balance sheet at March 31, 1999 is unaudited. The December 31, 1998 consolidated balance sheet is derived from audited financial statements.

 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Three Months Ended
                                                          March 31,
 ($ thousands - unaudited)                           1999        1998
 Net cash provided by operating activities      $   11,011    $  31,379

 Capital expenditures                              (16,382)     (17,608)

 Borrowings (payments) under credit agreements      28,955       (7,424)

 Dividends paid                                     (3,753)      (3,625)

 Purchase of Company stock                         (19,047)           0

 Proceeds on sale of property, plant and equipment      76          108

 Other investing and financing activities              432          166

       Net increase in cash                     $    1,292     $  2,996

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 1998, for the Company's accounting policies which are pertinent to these statements.

 Note 2. In connection with the merger of Wausau Paper Mills Company (Wausau) and Mosinee Paper Corporation (Mosinee), the Company implemented a plan to reduce its workforce by over 8%. An after-tax expense of $23.4 million ($37.7 million pretax) or $0.40 per share was recorded in the three month period ended March 31, 1998 to cover the cost of this workforce reduction initiative as well as smaller amounts for other merger related costs.

 Note 3. Net income includes expenses, or credits, for stock-based incentive plans calculated by using the average price of the Company's stock at the close of the reporting period as if all plans had been exercised on that day. For the three months ended March 31, 1999, these plans resulted in after-tax income of $1,438,000 or $0.03 per share, compared to an after-tax expense of $2,144,000 or $0.04 per share for the same period last year.

 Note 4. Accounts receivable consisted of the following:
       ($ thousands)                         March 31,  December 31,
                                               1999         1998
       Customer Accounts                    $ 86,928     $ 73,950
       Misc. Notes and Accounts Receivable     3,071        3,068
                                              89,999       77,018
       Less: Allowances for Discounts,
       Doubtful Accounts and Pending Credits  (8,889)     (10,062)
       Receivables, Net                     $ 81,110     $ 66,956

 Note 5. The various components of inventories were as follows:
       ($ thousands)                         March 31,  December 31,
                                               1999         1998
       Raw Materials and Supplies         $   79,801    $  86,994
       Finished Goods and Work in Process     81,263       75,906
           Subtotal                          161,064      162,900
       Less:  LIFO Reserve                (   12,144)   (  12,683)
       Net inventories                    $  148,920    $ 150,217

 Note 6. The accumulated depreciation on fixed assets was $439,748,000 as of March 31, 1999 and $427,954,000 as of December 31, 1998. The
         provision for depreciation, amortization and depletion for the three months ended March 31, 1999 and March 31, 1998 was
         $12,698,000 and $12,167,000, respectively.

 Note 7. Certain legal proceedings are described under Part II, Item 1 of this report.

 Note 8. Interim Segment Information.

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

       PRODUCTS FROM WHICH REVENUE IS DERIVED
       The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products and a converting facility which produces school papers. The
       Towel & Tissue Group markets a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated
       financial statements:
                                                Three Months
                                               Ended March 31,
       ($ in thousands-unaudited)         1999                  1998
       Net sales external customers
           Specialty Paper              $100,242              $112,950
           Printing & Writing             91,236                92,723
           Towel & Tissue                 34,963                31,987
                                        $226,441              $237,660
       Net sales intersegment
           Specialty Paper              $  3,314              $  3,738
           Printing & Writing                310                   398
           Towel & Tissue                     15                    44
                                        $  3,639              $  4,180
       Operating profit
           Specialty Paper              $  8,626              $ 13,796
           Printing & Writing             10,960                13,246
           Towel & Tissue                  5,433                 6,522
           Total reportable segment
           Operating profit               25,019                33,564
       Corporate & eliminations              112                (7,242)
       Restructuring charge                    0               (37,700)
       Interest expense                   (2,518)               (2,046)
       Other income/expense                   (9)                  136
           Earnings before income taxes $ 22,604             ($ 13,288)

       ($ in thousands-unaudited)        March 31,            December 31,
                                           1999                   1998
       Segment Assets
           Specialty Paper              $376,585              $ 371,986
           Printing & Writing            307,376                293,509
           Towel & Tissue                178,296                176,303
           Corporate & Unallocated*       54,435                 58,351
                                        $916,692              $ 900,149

       * Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

                                  -5-

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 RESULTS OF OPERATIONS

     NET SALES

 For the three months ended March 31, 1999, net sales for the Company were $226.4 million, a decrease of 5% over last year's first quarter net sales of $237.7 million. Despite volume gains of 17% in the Towel &

 Tissue Group over the first quarter of 1998 and relatively constant volume in the Specialty Paper and Printing & Writing Groups, first quarter sales declined from a year ago due to continued competitive selling price pressure in all operating groups.

 The Specialty Paper Group's net sales decreased 11% in the first quarter of 1999 compared to the first quarter of 1998. The decline was primarily due to lower average selling prices, especially in the pressure sensitive market, in the first quarter of 1999, compared to a year ago. Tonnage was impacted by product mix differences and the decision to build inventories at the Otis mill in preparation for scheduled down time in April 1999. The order backlog for the Specialty Paper Group at March 31, 1999 was higher than a year ago; however, order volumes may fluctuate, especially in the competitive pressure sensitive market. First quarter net sales in the Company's Printing & Writing Group declined 2% from the comparable quarter in 1998. Shipments were a first quarter record and were 2% ahead of last year's shipment level; however, the decline in selling prices compared to the prior year offset the volume gain. Order backlog at March 31, 1999 was comparable to levels at the same time last year.

 Net sales for the first quarter of 1999 increased 9% over the first quarter of 1998 for the Towel & Tissue Group. Shipments at the Towel &Tissue Group were a first quarter record with a 17% increase in 1999 compared to the same 1998 period. However, selling prices, on average, were approximately 6% lower than a year ago due to competitive market conditions. Backlogs at March 31, 1999 were lower than a year ago, principally due to a decline in the buy-in of distributor incentive programs. Order volume continues strong in the second quarter of 1999.

     GROSS PROFIT

 Gross profit for the three months ended March 31, 1999 was $38.7 million or 17.1% of net sales, compared to last year's first quarter gross profit of $46.3 million or 19.5% of net sales. The decline in gross profit margin compared to the first quarter of 1998 is the result of continued selling price pressure in all operating groups. As a whole, raw material costs have declined compared to the first quarter of 1998; however, the decrease in raw material cost has not offset decreased selling prices. Pulp prices are expected to increase in the second quarter which may result in a negative impact on the Company's gross profit if the increased costs are not recovered through higher selling prices.

 The Specialty Paper Group's gross profit margin decreased from 16.3% of net sales in the first quarter of 1998 to 13.4% this year. The Group operated without any down time in the first quarter of 1999. However, due to product mix, total paper mill production was

 6% lower than last year's first quarter. Paper mill paper inventories at March 31, 1999 were 3% higher than a year ago due primarily to the Otis facility building inventory in preparation for scheduled capital maintenance on a paper machine in April 1999.

 The Printing & Writing Group's gross profit for the first quarter of 1999 was 17.8% of net sales compared to 19.2% in the same period last year. The Group experienced a decrease in paper and pulp mill production, while the converting facilities reported overall increases in production. Capital modification performance issues at the Brokaw pulp mill facility negatively impacted gross profit during the first quarter of 1999. These performance issues are being closely monitored with improvement expected in the second quarter of 1999. Inventory levels at all facilities have increased over the same period of 1998 due to the start-up of a west coast warehouse in the fourth quarter of 1998 and the building of inventory to meet seasonal customer demand at the Specialty Products converting facility.

 The gross profit for the Towel & Tissue Group was 24.7% for the three months ended March 31, 1999 compared to 29.0% last year. The Group, while experiencing an increase in shipments of approximately 17% over the first quarter of 1998, was negatively impacted by a 6% decline in selling prices from the same period last year as a result of competitive pricing pressures in the towel and tissue market. Wastepaper prices are down minimally from the first quarter of 1998 and there are no significant changes in the price of raw materials for the Group expected to occur in the second quarter of 1999. Production costs were impacted negatively in the first quarter of 1999 as a result of performance issues surrounding a toweling machine rebuild. These issues have been addressed with improvement expected in the second quarter of 1999. Inventory levels have remained relatively comparable to the prior year.

     SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses, excluding the first quarter 1998 restructuring charge discussed below, were $13.5 million in the first quarter of 1999, compared to $20.0 million last year. Income for incentive compensation programs based on the market price of the Company's stock was $2.3 million in 1999, compared to expense of $3.5 million for the same period a year ago and accounts for $5.8 million of the change in expenses year over year.

     RESTRUCTURING CHARGE

 In March 1998, the Company announced and began implementation of a workforce reduction program, which is expected to reduce Company-wide employment by over 8%. Upon completion of the program, and several capital projects, the Company expects to realize $24 million annually in labor cost savings. As a result, the Company recorded a one-time pre-tax restructuring charge of $37.7 million ($23.4 million after-tax) in the first quarter of 1998 to cover the cost of the workforce reduction program as well as other costs related to the merger. As of the first quarter of 1999, annualized savings of $18 million dollars through position reductions have been implemented. The balance of the annual savings is anticipated to be implemented by the end of 1999.

 Merger related cost reduction activities are proceeding on track. Company-wide cost savings from the workforce reduction program and other merger related cost reduction activities are now projected to reach $35 million annually, significantly greater than the $19 million in savings originally estimated.

 CAPITAL RESOURCES AND LIQUIDITY

     CASH PROVIDED BY OPERATIONS

 For the three months ended March 31, 1999, cash provided by operations was $11.0 million, compared to $31.4 million for the first quarter of 1998. The decrease in cash provided by operations is primarily the result of an increase in accounts receivable and significant decreases in accounts payable and other liabilities, compared to a year ago.

     CAPITAL EXPENDITURES

 Capital expenditures totaled $16.4 million for the first quarter ended March 31, 1999, compared to $17.6 million for the same period last year.

 During the first three months of 1999, the Sorg mill completed the #1 paper machine capacity increase rebuild and began installing a color monitoring system on the same machine. Capital spending on these two projects amounted to $2.3 million for the quarter. The Otis mill spent $4.4 million on a $25 million capital improvement project during the quarter. This project, which is expected to be completed during the second quarter 1999, will expand the production capacity of both Otis's paper machines, add new manufacturing capabilities and improve the sales mix.

 At the April 1999 meeting, the Board of Directors approved $45 million in capital improvements at the Specialty Paper Group's Rhinelander mill to upgrade the production process for pressure sensitive papers to surpass customers' technical requirements and improve their operating efficiencies, while at the same time improving the Company's product mix. These capital improvements are expected to be fully implemented by the third quarter of the year 2000.

     FINANCING

 Total current and long-term debt increased for the three months ended March 31, 1999 to $207.9 million. The increase in total debt from December 1998 is due to the authorized repurchase of the Company's stock during the first quarter of 1999 and the payment of the accounts payable from year end.

 Interest expense was $2.5 million in the first quarter of 1999 compared to $2.0 million in the same period of 1998. The increase in interest expense is the result of higher funded debt levels in 1999 compared to 1998. The increase as a result of higher debt levels has been partially offset by decreased borrowing rates.

 Cash provided by operations and the borrowing capacity are expected to meet capital needs and dividends. The Company plans to refinance the outstanding debt obligations in 1999 to secure longer term financing.

     COMMON STOCK REPURCHASE

 In August, 1998 the Board of Directors authorized the Company to repurchase up to 5,650,000 shares of common stock, subject to adjustment for future stock splits or dividends. This repurchase authorization represents approximately ten percent of the shares then outstanding. Under this authorization, the Company repurchased an aggregate of 1,335,326 shares during the three-month period ended March 31, 1999. This brings the total to 4,499,926 shares purchased under this authorization.

     DIVIDENDS

 A dividend declared in December, 1998, of $.07 per share was paid February 15, 1999 to shareholders of record as of February 1, 1999. At the April 22, 1999 meeting, the Board of Directors approved a 14% increase in the cash dividend. The quarterly cash dividend of $.08 per share is payable May 17, 1999 to stockholders of record as of May 3, 1999.

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

 The Company has completed an inventory of mission critical information systems, process equipment, and manufacturing facilities. The Company continues to evaluate and test equipment, environmental controls, and other core functions. Assessment is expected to be completed by the end of the second quarter with testing to be completed by the end of the third quarter of 1999. The Company believes that the most critical information systems, primarily the sales order processing, inventory, and shipping systems, are already Year 2000 ready or, if not, that such systems have been given first priority to be made Year 2000 ready and will be ready by September, 1999. The Company's enterprise resource planning system ("ERP") is intended to bring the remainder of the Company's information systems to Year 2000 readiness by September, 1999.

 The broader, non-Year 2000 aspects of the ERP system will be fully implemented in 2001.

                            -9-
     COSTS

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

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials, competitive pricing in the markets served by the Company as a result of economic conditions or overcapacity in the industry, and possible adverse effects on the Company or the economy from Year 2000 problems. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

                    PART II.  OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

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

     10.1 Supplemental Retirement Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.2 Incentive Compensation Plans (Printing & Writing Division and Technical Specialty Division), as amended September 17, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997)*

     10.3 Corporate Management Incentive Plan, as amended September 18, 1996 (incorporated by reference to Exhibit 10(c) to the

          Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996)*

     10.4 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.5 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.6 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.7 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit
          10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.8 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.9 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.10 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.11 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.12 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.13 Transition Benefit Agreement with former President and CEO (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31,
          1997)*

     10.14 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.15 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.16 Mosinee Paper Corporation 1996 and 1997 Incentive Compensation Plans for Corporate Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Transition Report on Form 10-Q for the transition period ended December 31,
          1997)*

     10.18 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.19 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.20 Incentive Compensation Plan for Executive Officers (1998) (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.21 1999 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     21.1 Subsidiaries as of December 31, 1998 (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     23.1 Consent of Wipfli Ullrich Bertelson LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     27.1 Financial Data Schedule (filed electronically only)

          *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)  Reports on Form 8-K:

     None.

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER
                              CORPORATION



 May 12, 1999                 GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                                Secretary and Treasurer

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