Form 10-Q
period 1999-06-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 1999-08-13
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 1999
                                OR

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to _________________

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

                             Yes   X    No

 The number of common shares outstanding at July 31, 1999 was 52,339,013.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Six Months Ended
               June 30, 1999 (unaudited) and
               June 30, 1998 (unaudited)                        1

               Condensed Consolidated Balance
               Sheets, June 30, 1999 (unaudited)
               and December 31, 1998 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 1999 (unaudited)
               and June 30, 1998 (unaudited)                    3

               Notes to Condensed Consolidated
               Financial Statements                           3-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     7-13

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               14

     Item 4.   Submission of Matters to a Vote of Security Holders 14

     Item 6.   Exhibits and Reports on Form 8-K             15-17

                                 (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME
                                      Three Months Ended      Six Months Ended
                                          June 30,                 June 30,
 ($ thousands, except per share data -
  unaudited)                             1999         1998         1999          1998
 NET SALES                         $   234,257  $    243,636  $   460,698   $   481,296
 Cost of products sold                 197,098       194,949      384,876       386,300

 GROSS PROFIT                           37,159        48,687       75,822        94,996

 Selling and administrative expenses    19,510        13,678       33,042        33,665
 Restructuring expense                       0             0            0        37,700

 OPERATING PROFIT                       17,649        35,009       42,780        23,631

 Interest expense                       (2,572)       (1,824)      (5,090)       (3,870)

 Other                                     550           169          541           305

 EARNINGS  BEFORE INCOME TAXES          15,627        33,354       38,231        20,066

 Provision for income taxes              5,900        12,550       14,400         7,500

 NET EARNINGS                      $     9,727  $     20,804  $    23,831   $    12,566

 NET EARNINGS PER SHARE BASIC      $      0.19  $       0.36  $      0.45   $      0.22

 NET EARNINGS PER SHARE DILUTED    $      0.19  $       0.36  $      0.45   $      0.22

 Weighted average shares
 outstanding-basic                  52,281,972    58,090,674   52,732,581    58,058,386

 Weighted average shares
 outstanding-diluted                52,357,312    58,216,658   52,877,053    58,184,370

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS
 ($ thousands*)                           JUNE 30,    December 31,
                                            1999         1998
 Assets
 Current assets:
   Cash and cash equivalents            $   1,216      $   2,495
   Receivables, net                        85,614         66,956
   Refundable income taxes                                 3,282
   Inventories                            149,278        150,217
   Deferred income taxes                   17,519         18,344
   Other current assets                     2,232            832
     Total current assets                 255,859        242,126

 Property, plant and equipment, net       640,358        625,065
 Other assets                              35,725         32,958

 TOTAL ASSETS                           $ 931,942      $ 900,149

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable to banks               $  80,752      $  45,466
   Current maturities of long-term debt     6,197          6,051
   Accounts payable                        60,210         58,419
   Accrued and other liabilities           53,678         50,784
     Total current liabilities            200,837        160,720

 Long-term debt                           124,375        127,000
 Deferred income taxes                     91,397         94,911
 Postretirement benefits                   63,090         60,558
 Pension                                   39,623         39,235
 Other liabilities                         21,349         21,139
     Total liabilities                    540,671        503,563
 Stockholders' equity                     391,271        396,586

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $ 931,942      $ 900,149

 *The consolidated balance sheet at June 30, 1999 is unaudited.  The
  December 31, 1998 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Six Months Ended
                                                    June 30,
 ($ thousands - unaudited)                      1999        1998
 Net cash provided by operating activities   $ 34,210      $ 62,217

 Capital expenditures                         (40,311)      (32,199)

 Borrowings (payments) under credit
 agreements                                    32,431       (23,204)

 Dividends paid                                (7,937)       (7,678)

 Purchase of company stock                    (20,904)         (770)

 Proceeds on sale of property, plant and
 equipment                                        729           165

 Other investing and financing activities         503           842

     Net decrease in cash                    $ (1,279)     $   (627)

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

 Note 2. In connection with the merger of Wausau Paper Mills Company (Wausau) and Mosinee Paper Corporation (Mosinee) on December 17, 1997, the company implemented a plan to reduce its work force by over 8%. An after-tax expense of $23.4 million ($37.7 million pretax) or $0.40 per share was recorded in the three month period ended March 31, 1998 to cover the cost of this work force reduction initiative as well as smaller amounts for other merger related costs.

 Note 3. Net income includes expenses, or credits, for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all plans had been exercised on that day. For the three months ended June 30, 1999, these plans resulted in after-tax expense of $1,781,000 or $0.03 per share, compared to after-tax income of $877,000 or $0.02 per share for the same period last year. Year-to-date, 1999, these plans resulted in after-tax expense of $346,000 or $.01 per share compared to after-tax expense of $1,267,000 or $.02 per share for the same period last year.

 Note 4. Accounts receivable consisted of the following:
      ($ thousands)                         June 30,    December 31,
                                              1999          1998
      Customer Accounts                     $92,257       $73,950
      Misc. Notes and Accounts Receivable     3,095         3,068
                                             95,352        77,018
      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits   9,738        10,062
      Receivables, Net                      $85,614       $66,956

 Note 5. The various components of inventories were as follows:
      ($ thousands)                         June 30,     December 31,
                                              1999           1998
      Raw Materials and Supplies           $ 81,459       $ 86,994
      Finished Goods and Work in Process     80,164         75,906
          Subtotal                          161,623        162,900
      Less:  LIFO Reserve                 (  12,345)     (  12,683)
      Net inventories                      $149,278       $150,217

 Note 6. The accumulated depreciation on fixed assets was $452,199,000 as of June 30, 1999 and $427,954,000 as of December 31, 1998. The
         provision for depreciation, amortization and depletion for the six months ended June 30, 1999 and June 30, 1998 was $24,793,000 and $24,189,000, respectively.

 Note 7. Certain legal proceedings are described under Part II, Item 1 of this report.

 Note 8. Interim Segment Information

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

      PRODUCTS FROM WHICH REVENUE IS DERIVED
      The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio. The Printing &
      Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin
            and Groveton, New Hampshire.  The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products and a converting facility which produces school papers. The Towel &
      Tissue Group markets a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

      RECONCILIATIONS
      The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:
                                            Three Months                 Six Months
                                           Ended June 30,              Ended June 30,
      ($ in thousands-unaudited)          1999       1998             1999        1998
      Net sales external customers
          Specialty Paper             $  97,268   $ 107,538         $ 197,510  $ 220,488
          Printing & Writing             98,548      96,387           189,784    189,110
          Towel & Tissue                 38,441      39,711            73,404     71,698
                                      $ 234,257   $ 243,636         $ 460,698  $ 481,296

      Net sales intersegment
          Specialty Paper             $   3,832   $   3,929         $   7,146  $   7,667
          Printing & Writing                570         372               880        770
          Towel & Tissue                     83          20                98         64
                                      $   4,485   $   4,321         $   8,124  $   8,501
      Operating profit
          Specialty Paper             $   5,195   $  15,743         $  13,821  $  29,539
          Printing & Writing             11,154      12,768            22,114     26,014
          Towel & Tissue                  6,335       7,709            11,768     14,231
      Total reportable segment
          Operating profit               22,684      36,220            47,703     69,784

      Corporate & eliminations           (5,035)    (1,211)            (4,923)    (8,453)
      Restructuring charge                    0          0                  0    (37,700)
      Interest expense                   (2,572)    (1,824)            (5,090)    (3,870)
      Other income/expense                  550        169                541        305
      Earnings before income taxes    $  15,627   $ 33,354          $  38,231  $  20,066

                                 -5-

    ($ in thousands-unaudited)       June 30,         December 31,
                                       1999              1998
      Segment Assets
          Specialty Paper           $ 386,256          $ 371,986
          Printing & Writing          311,059            293,509
          Towel & Tissue              181,962            176,303
          Corporate & Unallocated*     52,665             58,351
                                    $ 931,942          $ 900,149

       * Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended June 30, 1999, net sales for the company were $234.3 million, a decrease of 4% from the prior year's second quarter net sales of $243.6 million. The total tons shipped for both quarters were similar with 213,700 tons shipped in 1999 and 212,800 tons shipped in 1998. For the first six months of 1999, net sales were $460.7 million compared to $481.3 million in 1998, or a decrease of 4%. Shipments for both six-month periods were comparable with 419,200 tons in 1999 compared to 418,600 tons in 1998. The principal factor contributing to the sales decline experienced in both the second quarter and year-to-date 1999 periods was continuing competitive selling price pressure which impacted all operating groups.

 Net sales for the Specialty Paper Group were $97.3 million compared to $107.5 million for the second quarters of 1999 and 1998, respectively. Total tons shipped were 89,100 and were lower by 4% for the second quarter of 1999 compared to 1998. Average selling prices were lower in the second quarter of 1999 compared to 1998 due to continued competitive conditions, particularly in the pressure sensitive products marketed by the Rhinelander and Otis mills. In addition, the number of tons shipped were reduced because of product mix changes and the rebuild of Otis' #11 paper machine . For the first six months of 1999, Specialty Paper Group sales were $197.5 million, down 10.4% over the same period a year ago. Shipment volume was 179,900 tons in the first six months of 1999 and was down 5% in the comparable period in 1998. Competitive conditions were similar for the six month periods as experienced in the second quarters' comparison.

 Second quarter sales for the Printing & Writing Group were $98.5 million in 1999 compared to $96.4 million in 1998, an increase of 2%. Shipments increased 5% to 93,800 tons in the second quarter of 1999 compared to 89,600 tons in the second quarter of 1998. Printing & Writing sales were $189.8 million for the first six months of 1999, very near the first six months of 1998 sales of $189.1 million. On a year to date basis shipments were up 3% over that of 1998. Competitive price pressures caused lower selling prices compared to a year ago for most of the Printing & Writing Group's product lines.

 Net sales for the Towel & Tissue Group for the quarter ended June 30, 1999 were $38.4 million, down 3% from the second quarter net sales in 1998. Shipments were up 1% over the second quarter's volume in 1998 and were 31,100 tons in the second quarter of 1999. Competitive conditions in the "away-from-home" towel and tissue markets caused average selling prices to decline from year ago levels. Net sales for the Towel & Tissue Group were $73.4 million for the first six months of 1999 compared to $71.7 million in the same period

 * Matters discussed in this report with respect to the company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."

 of 1998. Shipments improved to 59,600 tons, an increase of 8% over that of the first six months of 1998. Reduced volume gains for the second quarter were principally attributable to the Groups decision to exit certain commodity bid markets due to very low profit margins.

 Order backlog of 43,700 tons at June 30, 1999 was strong in all operating groups compared to order backlog at June 30, 1998. The company believes backlog totals do not entirely indicate the strength of its business, since a substantial percentage of orders are shipped out of inventory promptly upon receipt.

 GROSS PROFIT

 Gross profit for the three months ended June 30, 1999 was $37.2 million or 15.9% of net sales, compared to gross profit for the same period of 1998 of $48.7 million or 20.0% of net sales. The decline in gross profit margin from 1998 is due primarily to lower selling prices for the company's products due to continuing competitive market pressures. Pulp and pulpwood raw material prices were slightly lower than a year ago. In June, pulp prices edged near prior year June prices and market indications are for pulp to continue their upward movement. Six month year to date margins for 1999 declined by 3.2 percentage points as a result of similar business conditions to the quarterly comparison. Continuing increases in raw material costs may result in lower gross profit margins for the Company if the increased costs are not recovered through higher selling prices.

 The Specialty Paper Group's gross profit margin decreased from 18.8% of net sales in the second quarter of 1998 to 10.4% this year. The margin decline was principally due to lower selling prices for the Group's products, in particular, pressure sensitive products. In addition, production declines were experienced due to product mix as well as the scheduled downtime for the Otis paper machine rebuild. This lower production also negatively impacted the second quarter gross profit margins. For the first six months of 1999 gross profit margins were 11.9% for the Specialty Paper Group, compared to 17.5% in the prior year's first six months. This decline in margins was principally due to lower selling prices, partially offset by lower pulp costs.

 The Printing & Writing Group's gross profit margin for the second quarter of 1999 was 17.1% compared to 17.4% for the prior year. For the first six months of 1999 gross profit margin was 17.4% compared to 18.3% for 1998. The decline in margin was due principally to lower selling prices and higher pulp mill operational costs, offset by lower raw material costs, improved paper production, increased volume and improved product sales mix.

 The gross profit margin for the Towel & Tissue Group was 25.2% for the second quarter of 1999, a decrease of 6.3% from the prior year's gross margin of 26.9%. For the first six months of 1999 the Group's gross profit margin declined by 10.0% to 25.0% compared to 27.8% in 1998. Total shipments increased 1% in the second quarter and 8% in the first six months of 1999 compared to the same periods last year. Volume increases along with improved production levels favorably impacted gross profit margins for both the second quarter and the first half of 1999. However, selling prices declined significantly during both comparative periods and resulted in overall lower gross profit margins. Wastepaper costs were similar for the periods, although prices have recently increased and further upward movement is indicated.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended June 30, 1999 were $19.5 million compared to $13.7 million in the same period in 1998. Adjustments for incentive compensation programs based on the market price of the company's stock accounted for $4.3 million of the quarter over quarter variance as an expense of $2.9 million was recorded for the current quarter compared to an income adjustment of $1.4 million in the second quarter of 1998. The balance of the increase in expense is attributable to increased retirement plan costs and general inflationary trends offset by continued merger savings and reduced bonus expense.

 For the six months ended June 30, 1999, selling and administrative expenses were $33.0 million compared to $33.7 million in the first half of 1998. Expenses for stock incentive programs were $0.6 million in 1999 compared to $2.1 million in 1998. Other year to date changes were similar to those discussed for the quarterly comparison noted above.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the six months ended June 30, 1999, cash provided by operations was $34.2 million, compared to $62.2 million for the same period of 1998. The decrease in operating cash flows was principally due to reduced current year earnings. In addition, increases in accounts receivable, changes in inventory levels and a reduction in accounts payable from year-end balances have resulted in decreased operating cash flows.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $40.3 million for the six months ended June 30, 1999, compared to $32.2 million for the same period last year.

 During the first six months of 1999, the Specialty Paper Group spent $2.6 million completing the #1 paper machine capacity increase rebuild and installing a color monitoring system on the same machine at one mill and $12.9 million on two machine rebuilds at another mill. These projects, when completed, should expand the production capacity of both mills, add new manufacturing capabilities and improve the sales mix.

 The Printing & Writing Group has spent nearly $5 million in the first six months of 1999 on a pulp mill digester upgrade, a machine dry-end upgrade and a stock blending system at two of their mills. The Towel & Tissue Group has spent $2.3 million to add new converting lines in order to keep up production for the increased demand for the Bay West "away-from-home" toweling and tissue products.

 In addition to the $40.3 million spent in the first six months of 1999 for capital assets, the company has commitments to spend another $37.9 million this year. Total capital expenditures for 1999 should approximate $85 million.

 At the April 1999 meeting, the Board of Directors approved $45 million in capital improvements at the Specialty Group's Rhinelander mill, most of which will be expended in 2000. The improvements will upgrade the production process for pressure sensitive papers to surpass the customers' technical requirements and improve their operating efficiencies, while at the same time improving the company's product mix. These capital improvements are expected to be fully implemented by the third quarter of the year 2000.

 FINANCING

 Total current and long-term debt increased for the six months ended June 30, 1999 to $211.3 million. The increase in total debt from December 1998 is principally due to the authorized repurchase of the Company's stock during the first six months of 1999 and the increase in accounts receivable from year end.

 Interest expense was $2.6 million in the second quarter of 1999 compared to $1.8 million in the same period of 1998. The increase in interest expense is the result of higher funded debt levels in 1999 compared to 1998. The increase as a result of higher debt levels has been partially offset by reduced borrowing rates and increased capitalized interest.

 On July 26, 1999 the Company accepted bids in a private placement note offering in the amount of $138,500,000. Investor due diligence will continue during the month of August with closing of the offering and funding of the notes currently scheduled for August 31, 1999. The principal amounts, maturities, and interest rates on the notes are: (1) $35,000,000, 8 years, 7.20%; (2) $68,500,000, 10 years, 7.31%; and (3)
 $35,000,000, 12 years, 7.43%. The Company will also enter into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes will be the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes will be the three month LIBOR rate, plus .55%. The proceeds from the notes will be utilized to pay down existing bank facilities and other maturing obligations.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. The Company also plans to refinance the existing outstanding bank revolving credit agreement prior to year end.

 COMMON STOCK REPURCHASE

 In August, 1998 the Board of Directors authorized the company to repurchase up to 5,650,000 shares of common stock, subject to adjustment for future stock splits or dividends. This repurchase authorization represents approximately ten percent of the shares then outstanding. Under this authorization, the company repurchased an aggregate of 1,395,826 shares during the six-month period ended June 30, 1999. This brings the total to 4,560,426 shares purchased under this authorization.

 DIVIDENDS

 A dividend declared in December, 1998, of $.07 per share was paid February 15, 1999. At the April 22, 1999 meeting, the Board of Directors approved a 14% increase in the cash dividend. The quarterly cash dividend of $.08 per share was paid on May 17, 1999. On June 1, 1999, the Board of Directors declared a quarterly cash dividend of $.08 payable August 16, 1999 to shareholders of record on August 2, 1999.

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

 The Company has completed an inventory of mission critical information systems, process equipment, and manufacturing facilities. The Company continues to evaluate and test equipment, environmental controls, and other core functions. An assessment of these functions was completed during of the second quarter with testing to be completed by the end of the third quarter of 1999. The Company believes that the most critical information systems, primarily the sales order processing, inventory, and shipping systems, are already Year 2000 ready or, if not, that such systems have been given first priority to be made Year 2000 ready and will be ready by September, 1999. The Company's enterprise resource planning system ("ERP") is intended to bring the remainder of the Company's information systems to Year 2000 readiness by September, 1999. The broader, non-Year 2000 aspects of the ERP system will be fully implemented in 2001.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1998.

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

 The annual meeting of shareholders of the company was held on April 22, 1999.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

       MATTER                                        SHARES VOTED
                                                                      Broker
                                 FOR     AGAINST  WITHHELD  ABSTAIN  NON-VOTE
 1. Election of Class III
    Directors

  (a)  Daniel R. Olvey        48,446,293   N/A     506,135     N/A      0

  (b)  Gary W. Freels         48,453,930   N/A     498,498     N/A      0

 2. Approval of the           48,778,138  56,711     N/A     117,579    0
    appointment of Wipfli
    Ullrich Bertelson LLP as
    independent auditors for
    the year ending December
    31, 1999

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

     10.18 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.19 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.20 Incentive Compensation Plan for Executive Officers (1998) (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.21 1999 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     21.1 Subsidiaries as of June 30, 1999

     27.1 Financial Data Schedule (filed electronically only)

     * Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)  Reports on Form 8-K:

     None.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER CORPORATION



 August  13, 1999             GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))




 EXHIBIT 21.1 SUBSIDIARIES AS OF JUNE 30, 1999

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

                                                     Exhibit 21.1


         SUBSIDIARIES OF WAUSAU-MOSINEE PAPER CORPORATION

 1.  Rhinelander Paper Company, Inc., a Wisconsin corporation

 2.  Wausau Papers Export Corporation, a Wisconsin corporation

 3. Wausau-Mosinee International, Inc., a U.S. Virgin Islands corporation

 4.  Wausau Papers of New Hampshire, Inc., a Delaware corporation

 5.  Wausau Papers Otis Mill Inc., a Delaware corporation

 6.  Mosinee Paper Corporation, a Wisconsin corporation

     Subsidiaries of Mosinee Paper Corporation:

          (a)  The Sorg Paper Company, an Ohio corporation

               (i)  The Middletown Hydraulic Company, an Ohio corporation

          (b)  Mosinee Holdings, Inc., a Wisconsin corporation

          (c)  Bay West Paper Corporation, a Wisconsin corporation