Form 10-Q
period 1999-09-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 1999-11-15
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1999
                                OR

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

                             Yes   X    No

 The number of common shares outstanding at October 31, 1999 was 51,416,691.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Nine Months Ended
               September 30, 1999 (unaudited) and
               September 30, 1998 (unaudited)                   1

               Consolidated Balance
               Sheets, September 30, 1999 (unaudited)
               and December 31, 1998 (derived from
               audited financial statements)                    2

               Consolidated Statements
               of Cash Flows, Nine Months
               Ended September 30, 1999 (unaudited)
               and September 30, 1998 (unaudited)               3

               Notes to Consolidated
               Financial Statements                           3-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     7-13

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                               13

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               14

     Item 6.   Exhibits and Reports on Form 8-K             15-17

                                    (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME
                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
 ($ thousands, except per share
  data - unaudited)                        1999       1998           1999         1998
 NET SALES                           $   245,825   $  241,603     $  706,523  $  722,899
 Cost of products sold                   212,128      199,340        597,004     585,640

 GROSS PROFIT                             33,697       42,263        109,519     137,259

 Selling and administrative expenses      11,158        8,810         44,200      42,475
 Restructuring expense                         0            0              0      37,700

 OPERATING PROFIT                         22,539       33,453         65,319      57,084

 Interest expense                         (3,224)      (1,738)        (8,314)     (5,608)

 Other                                      (439)         (54)           102         251

 EARNINGS  BEFORE INCOME TAXES            18,876       31,661         57,107      51,727

 Provision for income taxes                7,090       12,050         21,490      19,550

 NET EARNINGS                        $    11,786   $   19,611     $   35,617  $   32,177

 NET EARNINGS PER SHARE BASIC        $      0.23   $     0.34     $     0.68  $     0.56

 NET EARNINGS PER SHARE DILUTED      $      0.22   $     0.34     $     0.66  $     0.56

 Weighted average shares
 outstanding-basic                    52,185,355   56,952,824     52,548,312  57,555,637

 Weighted average shares
 outstanding-diluted                  52,312,163   57,002,649     52,686,959  57,700,987

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS
 ($ thousands*)                         SEPTEMBER 30,       December 31,
                                           1999                 1998
 Assets
 Current assets:
   Cash and cash equivalents         $      2,540            $     2,495
   Receivables, net                        90,476                 66,956
   Refundable income taxes                      0                  3,282
   Inventories                            147,026                150,217
   Deferred income taxes                   17,519                 18,344
   Other current assets                     1,826                    832
     Total current assets                 259,387                242,126

 Property, plant and equipment, net       647,557                625,065
 Other assets                              32,020                 32,958

 TOTAL ASSETS                        $    938,964            $   900,149

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Notes payable to banks            $          0            $    45,466
   Current maturities of long-term debt       199                  6,051
   Accounts payable                        61,145                 58,419
   Accrued and other liabilities           49,071                 50,784
     Total current liabilities            110,415                160,720

 Long-term debt                           227,663                127,000
 Deferred income taxes                     94,397                 94,911
 Postretirement benefits                   58,181                 60,558
 Pension                                   41,135                 39,235
 Other liabilities                         13,165                 21,139
     Total liabilities                    544,956                503,563
 Stockholders' equity                     394,008                396,586

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    938,964            $   900,149

 *The consolidated balance sheet at September 30, 1999 is unaudited. The December 31, 1998 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Nine Months Ended
                                                    September 30,
 ($ thousands - unaudited)                        1999         1998
 Net cash provided by operating activities   $  54,654     $  89,477

 Capital expenditures                          (62,748)      (54,559)

 Borrowings under credit agreements             49,031           821

 Dividends paid                                (12,120)      (11,684)

 Purchase of company stock                     (29,953)      (32,663)

 Proceeds on sale of property, plant
 and equipment                                     738         9,468

 Other investing and financing activities          443         1,741

     Net increase in cash                    $      45     $   2,601

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

 Note 3. Net income includes expenses, or credits, for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all plans had been exercised on that day. For the three months ended September 30, 1999, these plans resulted in after-tax income of $2,613,000 or $0.05 per share, compared to after-tax income of $4,067,000 or $0.07 per share for the same period last year. Year-to-date, 1999, these plans resulted in after-tax income of $2,264,000 or $.04 per share compared to after-tax income of $2,800,000 or $.05 per share for the same period last year.

 Note 4. Accounts receivable consisted of the following:
      ($ thousands)                     SEPTEMBER 30,  December 31,
                                             1999        1998
      Customer Accounts                    $98,551     $73,950
      Misc. Notes and Accounts Receivable    3,030       3,068
          Subtotal                         101,581      77,018
      Less: Allowances for Discounts,
      Doubtful Accounts and Pending
      Credits                               11,105      10,062
      Receivables, Net                     $90,476     $66,956

 Note 5. The various components of inventories were as follows:
      ($ thousands)                     SEPTEMBER 30,  December 31,
                                            1999          1998
      Raw Materials and Supplies          $ 80,487      $ 86,994
      Finished Goods and Work in Process    82,934        75,906
          Subtotal                         163,421       162,900
      Less:  LIFO Reserve                 ( 16,395)     ( 12,683)
      Net inventories                     $147,026      $150,217

 Note 6. The accumulated depreciation on fixed assets was $464,065,000 as of September 30, 1999 and $427,954,000 as of December 31, 1998.
         The provision for depreciation, amortization and depletion for the nine months ended September 30, 1999 and September 30, 1998 was $38,829,000 and $37,325,000, respectively.

 Note 7. On August 31, 1999, the Company closed and funded a private placement note offering for $138,500,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing."

 Note 8. Certain legal proceedings are described under Part II, Item 1 of this report.

 Note 9. Interim Segment Information

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

      RECONCILIATIONS
      The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:
                                                Three Months              Nine Months
                                               Ended Sept. 30,           Ended Sept. 30,
      ($ in thousands-unaudited)              1999       1998            1999      1998
      Net sales external customers
          Specialty Paper                   $103,549   $102,964       $301,059   $323,452
          Printing & Writing                 100,091     99,056        289,875    288,166
          Towel & Tissue                      42,185     39,583        115,589    111,281
                                            $245,825   $241,603       $706,523   $722,899
      Net sales intersegment
          Specialty Paper                   $  1,638   $  3,665       $  8,784   $ 11,332
          Printing & Writing                   1,004        452          1,884      1,222
          Towel & Tissue                           3         11            101         75
                                            $  2,645   $  4,128       $ 10,769   $ 12,629
      Operating profit
          Specialty Paper                   $  1,850   $  8,934       $ 15,671   $ 37,985
          Printing & Writing                  11,849     14,056         33,963     40,238
          Towel & Tissue                       6,421      6,051         18,189     20,097
      Total reportable segment
          Operating profit                    20,120     29,041         67,823     98,320
      Corporate & eliminations                 2,419      4,412        ( 2,504)   ( 3,536)
      Restructuring charge                         0          0              0    (37,700)
      Interest expense                       ( 3,224)   ( 1,738)        (8,314)   ( 5,608)
      Other income/expense                   (   439)   (    54)           102        251
      Earnings before income taxes          $ 18,876   $ 31,661       $ 57,107   $ 51,727

                                      -5-

      ($ in thousands-unaudited)      SEPTEMBER 30,      December 31,
                                          1999               1998
      Segment Assets
          Specialty Paper               $391,146        $ 371,986
          Printing & Writing             316,099          293,509
          Towel & Tissue                 186,365          176,303
          Corporate & Unallocated*        45,354           58,351
                                        $938,964        $ 900,149

       * Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

                                     -6-

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended September 30, 1999, net sales for the company were $245.8 million, an increase of 2% from the prior year's third quarter net sales of $241.6 million. The total tons shipped for the three months ended September 30, 1999 were 218,000 tons and also increased 2% over the prior years third quarter. For the first nine months of 1999, net sales were $706.5 million compared to $722.9 million in 1998, or a decrease of 2%. Shipments for the nine months ended September 30, 1999 were 636,000 tons compared to 632,000 tons in the prior year.

 Net sales for the Specialty Paper Group were $103.5 million compared to $103.0 million for the third quarters of 1999 and 1998, respectively. Total tons shipped were 91,000 compared to 90,000 for the third quarter of 1999 compared to 1998. Average selling prices were lower in the third quarter of 1999 compared to 1998 due to continued competitive conditions, particularly in the pressure sensitive products marketed by the Rhinelander and Otis mills. For the first nine months of 1999, Specialty Paper Group sales were $301.1 million, down 7% over the same period a year ago. Shipment volume was 271,000 tons in the first nine months of 1999 and was down 3% from the comparable period in 1998. The principal reason for the reduction in year-to-date shipment volume was the rebuild of the Otis #11 paper machine during the second quarter of 1999.

 Third quarter sales for the Printing & Writing Group were $100.1 million in 1999 compared to $99.1 million in 1998, an increase of 1%. Shipment volume was comparable for both quarters and selling prices improved approximately 1% over the prior year's third quarter. Printing & Writing sales were $289.9 million for the first nine months of 1999, very near the first nine months of 1998 sales of $288.2 million. On a year-to-date basis shipments were up 2% over that of 1998.

 Net sales for the Towel & Tissue Group for the quarter ended September 30, 1999 were $42.2 million, an increase of 7% over the third quarter net sales in 1998. Shipments were up 10% over the third quarter's volume in 1998 and were 34,000 tons in the third quarter of 1999. Competitive conditions in the "away-from-home" towel and tissue markets caused average selling prices to decline from year ago levels. Net sales for the Towel & Tissue Group were $115.6 million for the first nine months of 1999 compared to $111.3 million in the same period

 * Matters discussed in this report with respect to the company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking
 Statements."

 of 1998. Shipments improved to 92,000 tons, an increase of 9% over that of the first nine months of 1998.

 Order backlog of 47,000 tons at September 30, 1999 was strong in all operating groups and compared favorably to order backlog at September 30, 1998 of 32,000 tons. However, the company believes backlog totals do not entirely indicate the strength of its business, since a substantial percentage of orders are shipped out of inventory promptly upon receipt.

 GROSS PROFIT

 Gross profit for the three months ended September 30, 1999 was $33.7 million or 13.7% of net sales, compared to gross profit for the same period of 1998 of $42.3 million or 17.5% of net sales. The decline in gross profit margin from 1998 is due primarily to lower selling prices for a significant portion of the company's products due to continuing competitive market pressures along with escalating raw material and other manufacturing costs. Nine month year-to-date margins for 1999 declined by 3.5 percentage points as a result of similar business conditions to the quarterly comparison. Continuing increases in raw material and other manufacturing costs may result in lower gross profit margins for the Company if the increased costs are not recovered through higher selling prices. Fiber cost increases are expected to continue in the short term.

 The Specialty Paper Group's gross profit margin decreased from 12.5% of net sales in the third quarter of 1998 to 6.8% this year. The margin decline was principally due to lower selling prices for the Group's products, in particular, pressure sensitive products. Raw material and other manufacturing costs also increased during the quarter and compressed margins. For the first nine months of 1999 gross profit margins were 10.2% for the Specialty Paper Group, compared to 15.9% in the prior year's first nine months. This decline in margins was principally due to lower selling prices.

 The Printing & Writing Group's gross profit margin for the third quarter of 1999 was 16.9% compared to 20.1% for the prior year. For the first nine months of 1999 gross profit margin was 17.3% compared to 18.9% for 1998. The decline in margin was due principally to lower selling prices and higher pulp mill operational costs.

 The gross profit margin for the Towel & Tissue Group was 22.4% for the third quarter of 1999, a decrease of 3.0% from the prior year's gross margin of 23.0%. For the first nine months of 1999 the Group's gross profit margin declined by 8% to 24.0% compared to 26.0% in 1998. Volume increases along with improved production levels favorably impacted gross profit margins for both the quarter and the first nine months of 1999. However, selling prices declined during both comparative periods and resulted in overall lower gross profit margins. Wastepaper costs were higher in the quarterly comparison and also negatively impacted gross margins.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended September 30, 1999 were $11.2 million compared to $8.8 million in the same period in 1998. Adjustments for incentive compensation programs based on the market price of the company's stock accounted for $2.4 million of the quarter over quarter variance as income of $4.2 million was recorded for the current quarter compared to income of $6.6 million in the third quarter of 1998. The balance of the increase in expense is attributable to increased retirement plan costs and general inflationary trends offset by continued merger savings and reduced bonus expense.

 For the nine months ended September 30, 1999, selling and administrative expenses were $44.2 million compared to $42.5 million in the first nine months of 1998. Adjustments for stock incentive programs resulted in income of $3.6 million in 1999 compared to income of $4.5 million in 1998. Other year to date changes were similar to those discussed for the quarterly comparison noted above.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the nine months ended September 30, 1999, cash provided by operations was $54.7 million, compared to $89.5 million for the same period of 1998. The decrease in operating cash flows was principally due to reduced current year earnings when compared to pre-restructuring earnings for the first nine months last year. In addition, a $23.5 million increase in accounts receivable from the year-end balance has resulted in decreased operating cash flows.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $62.7 million for the nine months ended September 30, 1999, compared to $54.6 million for the same period last year.

 During the first nine months of 1999, the Specialty Paper Group spent $2.9 million completing the #1 paper machine upgrades, $2.4 million for a woodroom modernization, $2.1 million for a wet lap machine and $3.6 million for a boiler precipitator at one of its mills and $16.7 million on two machine rebuilds at another mill. These projects, when completed, should expand the production capacity of both mills, add new manufacturing capabilities and improve the sales mix. The Printing & Writing Group has spent nearly $8 million in the first nine months of 1999 on a pulp mill digester upgrade, a machine dry-end upgrade, a stock blending system, and a boiler conversion at two of its mills. The Towel & Tissue Group has spent $4.4 million to add new converting lines in order to keep up production for the increased demand for the Bay West "away-from-home" toweling and tissue products.

 In addition to the $62.7 million spent in the first nine months of 1999 for capital assets, the company has commitments to spend another $15.5 million this year. Total capital expenditures for 1999 should approximate $85 million.

 At the April 1999 meeting, the Board of Directors approved $45 million in capital improvements at the Specialty Paper Group's Rhinelander mill, most of which will be expended in 2000. The improvements will upgrade the production process for pressure sensitive papers to surpass the customers' technical requirements and improve their operating efficiencies, while at the same time improving the company's product mix. These capital improvements are expected to be fully implemented by the third quarter of the year 2000.

 FINANCING

 Total current and long-term debt increased for the nine months ended September 30, 1999 to $227.9 million. The increase in total debt from

 December 1998 is principally due to the authorized repurchase of the Company's stock during the first nine months of 1999 and the increase in working capital needs from year end.

 Interest expense was $3.2 million in the third quarter of 1999 compared to $1.7 million in the same period of 1998. The increase in interest expense is the result of higher funded debt levels in 1999 compared to 1998. The increase as a result of higher debt levels has been partially offset by reduced borrowing rates and increased capitalized interest.

 On August 31, 1999, the Company closed and funded a private placement
 note offering for $138,500,000.   The principal amounts, maturities, and
 interest rates on the notes are: (1) $35,000,000, 8 years, 7.20%; (2) $68,500,000, 10 years, 7.31%; and (3) $35,000,000, 12 years, 7.43%. The
 Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes will be the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes will be the three month LIBOR rate, plus .55%. The proceeds from the notes were utilized to pay down existing bank facilities and other maturing obligations.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. The Company also plans to refinance the existing outstanding bank revolving credit agreement prior to year end.

 COMMON STOCK REPURCHASE

 In August, 1998 the Board of Directors authorized the company to repurchase up to 5,650,000 shares of common stock, subject to adjustment for future stock splits or dividends. This repurchase authorization represents approximately ten percent of the shares then outstanding. Under this authorization, the company repurchased an aggregate of 2,006,926 shares during the nine-month period ended September 30, 1999. An additional 200,000 shares were purchased subsequent to September 30, bringing the total to 5,432,026 shares purchased under this authorization.

 DIVIDENDS

 A quarterly cash dividend of $.07 per share was paid February 15 and cash dividends of $.08 per share were paid on May 17, 1999 and August 16, 1999. On October 21, 1999, the Board of Directors declared a quarterly cash dividend of $.08 payable November 15, 1999 to shareholders of record on November 1, 1999.

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

      Readiness

 The Company has completed an inventory of mission critical information systems, process equipment, and manufacturing facilities. The Company continues to evaluate and test equipment, environmental controls, and other core functions. An assessment of these functions was completed during the second quarter with testing having been now completed in its entirety. The Company believes that the most critical information systems, primarily the sales order processing, inventory, and shipping systems, are now Year 2000 ready. The Company's enterprise resource planning system ("ERP") which was intended to bring the remainder of the Company's information systems to Year 2000 readiness is now complete. The broader, non-Year 2000 aspects of the ERP system will be fully implemented in 2001 and beyond.

      Costs

 The costs of achieving Year 2000 readiness have not been material to date and are not expected to be material. The cost of remediation for key papermaking process controls and equipment is expected to be less than $2 million. Internal costs for Year 2000 readiness are not being tracked, but principally relate to payroll costs of Company personnel. The implementation of the Company-wide ERP system is expected to require a capital investment of approximately $7.0 million. Although the ERP implementation timetable was not accelerated to address Year 2000 issues, those issues were considered in determining the overall timetable for its implementation.

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

 On July 26, 1999, the Company entered into an interest rate swap agreement with respect to an aggregate of $88,500,000 in principal amount of the notes issued pursuant to its $138,500,000 Note Purchase Agreement dated August 31, 1999 (the "Notes"). The Notes bear interest at fixed rates over 8, 10, and 12 year terms. The purpose of the interest rate swap agreement is to reduce the Company's exposure to long-term rates under the Notes by converting a portion of the interest to short-term rates. The Company's rate risk under the agreement is based on the 3-month LIBOR rate.

 The Company maintains certain derivative commodity instruments as hedges for anticipated transactions. Such instruments do not have a material market risk and no such derivative commodity instrument is held for trading. These instruments have consisted, from time to time, of various futures contracts for the purchase of natural gas and fuel oil. The Company continues to consider the purchase of pulp futures contracts as a hedge against pulp price increases. See Notes 1 and 14 of "Notes to Consolidated Financial Statements" for additional information relating to the Company's derivative commodity instruments.

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

     4.2 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

     4.3  $138,500,000 Note Purchase Agreement dated August 31, 1999

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

     10.18 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.19 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.20 Incentive Compensation Plan for Executive Officers (1998) (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.21 1999 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     21.1 Subsidiaries as of September 30, 1999

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

                              WAUSAU-MOSINEE PAPER CORPORATION



 November 12, 1999            GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
           Pursuant to Section 102(d) of Regulation S-T
                     (17 C.F.R. <section> 232.102(d))


 EXHIBIT 4.3 $138,000,000 NOTE PURCHASE AGREEMENT DATED AUGUST 31, 1999

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE