Form 10-K
period 1999-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2000-03-30
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                                FORM 10-K
    (Mark One)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      As of February 24, 2000, the aggregate market value of the common stock shares held by non-affiliates was approximately $561,205,432.

      The number of common shares outstanding at February 4, 2000 was 51,416,691.

                      DOCUMENTS INCORPORATED BY REFERENCE
 PROXY STATEMENT FOR USE IN CONNECTION WITH 2000 ANNUAL MEETING OF
 SHAREHOLDERS
                     (TO THE EXTENT NOTED HEREIN): PART III
                                TABLE OF CONTENTS
                                                                    PAGE


 PART I

 Item 1.  Business                                                     1
 Item 2.  Properties                                                  11
 Item 3.  Legal Proceedings                                           12
 Item 4.  Submission of Matters to a Vote of Security Holders         12

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                      13
 Item 6.  Selected Financial Data                                     14
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  15
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk   22
 Item 8.  Financial Statements and Supplementary Data                 23
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                       49

 PART III

 Item 10. Directors and Executive Officers of the Registrant          50
 Item 11. Executive Compensation                                      50
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                  50
 Item 13. Certain Relationships and Related Transactions              50

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                   51

                                     -ii-
                                     PART I


 ITEM 1.  BUSINESS.

 GENERAL DEVELOPMENT OF BUSINESS

 The Company manufactures, converts, and sells paper. Its principal office is located in Mosinee, Wisconsin. At December 31, 1999, the Company had approximately 3,400 employees at eleven facilities located in six states.

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

 This report contains certain of management's expectations and other forward-looking information regarding the Company. See the subheading "Cautionary Statement Regarding Forward-looking Statements" in this
 Item 1.

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

 SPECIALTY PAPER GROUP

 During 1999, the Specialty Paper Group consisted of the Company's Mosinee, Sorg, Rhinelander, and Otis facilities to produce a wide variety of technical specialty papers. The Group is a leader in many of its markets, although market position varies by product.

 On March 15, 2000, the Company announced its intention to close the Sorg Paper Company mill in Middletown, Ohio on May 15, 2000. Sorg operated at a loss in 1999 and the Company was unsuccessful in finding
                                     -1-
 a buyer for the Sorg business. With the closing, the Company will no longer operate in the decorative laminate and deep color tissue markets of the industry. The Rhinelander and Otis mills together are one of the nation's largest manufacturers of supercalendered backing papers for pressure sensitive labeling applications. These facilities, located at Rhinelander, Wisconsin, and Jay, Maine, also manufacture specialty paper for a broad range of food, medical, and industrial applications, including protective barrier papers for pet food and microwave popcorn, and lightweight paper for sterilized medical packaging. Products, markets and distribution methods and principal competitors for the Rhinelander and Otis mills can be summarized as follows:

 PRINCIPAL PRODUCTS
 Pressure-sensitive backing, silicone-coated release papers, grease-resistant packaging, food service papers, sterilizable medical packaging, electrographic and translucent papers, industrial crepe and crepe tape backing.

 PRINCIPAL MARKETS & DISTRIBUTION METHODS
 Sold directly to converters, mainly in the U.S., for the following industries: pressure-sensitive labeling, convenience food, food service, pet food, medical packaging, and specialized converters.

 PRINCIPAL COMPETITION
 Competition comes from large integrated companies such as International Paper Corporation, Fraser Paper, Inc., UPM-Kymmene, EB Eddy, Crown Vantage Corporation, and SAPPI, Ltd.

 The Mosinee mill in Mosinee, Wisconsin, is one of the nation's largest producers of masking tape base and manufactures a wide range of highly engineered paper products. These include high-performance industrial papers chemically treated for wet strength, flame retardancy, anti-static, corrosion, or grease resistance for various industries, such as automotive, housing, and food processing. Products, markets and distribution methods and principal competitors for the Mosinee mill can be summarized as follows:

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

     PRINCIPAL COMPETITION
 Competition in several grades of paper made from the Mosinee mill's natural kraft pulp comes from other fully-integrated, large paper companies such as Thilmany Paper, Longview Fibre Corporation, and Gilman Paper Company. Competition in grades of paper made from market pulp comes from several non-integrated specialty paper mills such as Little Rapids Paper Company, as well as large integrated paper companies such as Crown Vantage Corporation.

 The Sorg mill produced additional specialty grades of paper, including decorative laminate papers, deep color tissue used in napkin and tablecloth stock, and colored school construction paper. Products, markets and distribution methods and principal competitors for the Sorg mill during 1999 can be summarized as follows:

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

     PRINCIPAL COMPETITION
 Both non-integrated specialty mills and larger integrated paper companies compete with Sorg products. Competitors in Sorg's major paper grades of decorative, soapboard, saturating base and vacuum bag include Crown Vantage Corporation, Mead Corporation, Munksjo, Kimberly Clark Corporation, Dexter, Fletcher, Monadnock Paper Mills, Riverside Paper Corp., Little Rapids Paper Company, and French Paper Company.

     PRINTING & WRITING GROUP

 The Printing & Writing Group produces and converts two lines of paper products in five facilities.

 Under the "Wausau Papers" trademark, the Group manufactures a broad line of premium printing and writing papers, imaging papers, colored offset papers and board grades at its mills in Brokaw, Wisconsin, and Groveton, New Hampshire. Over 60% of the fine printing and writing papers produced are colored papers. The Group's fine printing and writing sales are estimated to be less than 3% of the total market. Papers sold under the Wausau Papers<reg-trade-mark> label include a wide range of virgin and recycled printing and writing papers, two-thirds of which are colored papers, including Astrobrights
<reg-trade-mark>, a 25-year old national brand.  Products, markets and distribution methods and principal competitors for the Wausau Papers<reg-trade-mark> brand can be summarized as follows:

 PRINCIPAL PRODUCTS
 Text and cover, index, tag and bristol, imaging, premium offset, envelope and retail papers.

     PRINCIPAL MARKETS & DISTRIBUTION METHODS
 More than 80% of the sales of printing and writing papers are sold in sheet form to paper distributors which serve commercial printers, in-plant print shops, quick printers, copy centers, and retail office supply and home office outlets. The Group also markets to converters that serve the greeting card and announcement industry.

     PRINCIPAL COMPETITION

 Competition in printing and writing grades comes from specialty divisions of major integrated paper companies such as International Paper Corporation, Georgia-Pacific Corporation, Champion Paper Corporation, Fraser Paper, Inc., SAPPI, and smaller privately held non-integrated companies.
                                     -3-
 On January 3, 2000, the Company sold the Printing & Writing Group's Specialty Products business, although it retained the Appleton, Wisconsin, converting facility. During 1999, the Specialty Products facility manufactured school supply papers, craft, and retail products. Products were sold in sheet and roll form to stocking distributors which serve the 16,000 school districts throughout the United States and various retail markets. The Appleton facility will be reconfigured to more specifically support the finishing and distribution needs of the Printing & Writing Group to minimize the outsourcing of converting requirements for the Brokaw and Groveton mills. The Group will continue to book contract converting volume to utilize any remaining capacity.

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

 PRINCIPAL PRODUCTS
 Washroom roll towels, washroom folded towels, soaps, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipes, tissue products, dairy towels, household roll towels, and premium towel and tissue.
                                     -4-
 PRINCIPAL MARKETS & DISTRIBUTION METHODS
 Sold almost exclusively through sanitary maintenance suppliers and paper distributors in the U.S. and several foreign countries for use in the following markets: industrial and commercial washroom, educational institutions, health care, dairy, automotive service, and food processing industries.

 PRINCIPAL COMPETITION
 Competition comes from major integrated paper companies which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Fort James Corporation, Georgia-Pacific Corporation, Kimberly Clark Corporation, and American Tissue.

     EXPORT SALES

 In addition to the three operating groups, Wausau-Mosinee
 International, Inc. is the commissioned sales agent for the export sales of the Company. Wausau-Mosinee International, Inc. has elected to be treated as a FSC for federal income tax purposes.

 RAW MATERIALS

 Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills produce approximately 85% and 50%, respectively, of their own pulp needs. Timber required for operation of the Company's pulp mills is readily available. The balance of the Company's pulp needs (approximately 450,000 tons) is purchased on the open market, principally from pulp mills throughout the United States and Canada. During 1999, the average cost of pulp rose approximately $150 per ton. Pulp prices rose during the first quarter of 2000, and are expected to increase further during 2000. Pulp was readily available in 1999 and is expected to continue to be readily available in 2000. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

 Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for Printing & Writing's recycled products. Recycled fiber is in adequate supply and readily obtainable.

 The Towel & Tissue Group produces substantially all of its de-inked fiber needs from 100% post-consumer waste which is readily available from domestic suppliers.

 Various chemicals are used in the pulping and papermaking processes.

 These industrial chemicals are all available from a number of suppliers and are purchased at current market prices.

     ENERGY

 The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities. The Company generates approximately 25% of its electrical power needs from steam, fuel oil, coal, wood chips, fibercake, and natural gas powered generating facilities. The Company generally purchases natural gas, coal, and fuel oil on a contract basis at prevailing market prices. Wood chips and fibercake are byproducts of mill operations. Some natural gas and fuel oil purchase contracts may provide for variable prices or contain caps on
                                     -5-
 prices of natural gas to be delivered at future dates. In addition, the Company continues to explore alternative power sources as an ongoing business process.

 Under the terms of a long-term agreement with the Portland Natural Gas Transmission System the Company is committed to the purchase of a fixed volume of natural gas for its Groveton, New Hampshire mill until November, 2019.

     PATENTS AND TRADEMARKS

 The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Papers, AstroBright, Ecosoft, Bay West, Dublsoft, and Wave 'N Dry, among others. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

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

     MAJOR CUSTOMERS

 One customer accounted for approximately 9.7% of consolidated net sales during 1999. The loss of this customer would have an adverse effect on the Company's business, but the Company believes such effect would be of relatively short duration.

     BACKLOG

 The Company's order backlog at December 31, 1999 approximated 34,000 tons, or 2 weeks of operation. The backlog on such date was 13% higher than December 31, 1998. Backlog totals do not accurately represent the strength of the Company's business activity as a significant volume of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the Company's backlog totals. The entire backlog at December 31, 1999 is expected to be shipped during fiscal 2000.

     RESEARCH AND DEVELOPMENT

 Expenditures for product development were approximately $2,293,000 in 1999, $2,577,000 in 1998, and $1,577,000 in 1997.
                                     -6-
     ENVIRONMENT

 The Company has a strong commitment to protecting the environment.
 Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $21-$23 million in 2000.

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

 In response to these regulations, the Company has opted to adopt Total Chlorine Free (TCF) technology for the pulp bleaching operations at the Brokaw mill. This TCF technology must be in place and functioning by April 15, 2001. In 1988, the Company installed an oxygen delignification system which eliminated the use of elemental chlorine; however, chlorine compounds are used in other stages of the bleaching process at the Brokaw mill. Compliance with a TCF requirement for the Brokaw mill will require an estimated capital expenditure of $7 million.

 The Mosinee facility will be required to burn additional noncondensable gases and treat foul condensates to comply with the Cluster Rules. The majority of the required changes must be satisfied by April 15, 2001, while compliance with the balance of these new requirements must be attained by April 15, 2006. The estimated capital expenditures to comply with the Cluster Rules and, at the same time provide, other production efficiencies at the Mosinee facility is $14 million. The capital expenditures for complying with the Cluster Rules will be incurred in 1999, 2000, and 2001. Company-wide capital expenditures initiated to comply with the Cluster Rules are estimated to be in the range of $20-$22 million.

 Compliance with the EPA's permitting process involves the consolidation of all Company air discharge permits and is expected to involve an additional $1 million in capital expenditures. This cost is expected to be incurred in 2000 or 2001. The Wisconsin Paper Council and certain Wisconsin utilities successfully challenged the inclusion of Wisconsin in the EPA's initiative to reduce boiler emissions. The Wisconsin Department of Natural Resources ("DNR") response to this decision has not yet been announced. If the DNR were to require similar boiler emission reductions as those proposed under the EPA's proposal, the capital expenditures required for the Rhinelander and Mosinee facilities would approximate $3 million.

 In 1986, the Company's Mosinee Paper Corporation subsidiary was informed by the DNR that a landfill, for which Mosinee may be a potentially responsible party, had been nominated by the DNR for inclusion by the EPA on the National Priorities List ("NPL") established under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Although the EPA did not place the landfill on the NPL and no other action has been taken by the DNR or the EPA, the Company and DNR continued to explore ways to initiate an investigation outside of the CERCLA Superfund program over a period of several years. In March, 2000, the DNR indicated, after a lapse of several years, that it was again going to review the status of this landfill and the potential liability of the Company. The Company cannot predict what the cost of investigation and cleanup will be, what share, if any, of such costs will be borne by the Company, or the extent to which, if any, the Company may have insurance coverage for such potential liability. Based on its previous analysis of this matter, the Company does not believe that any associated potential costs would have a material adverse effect on the business and financial condition of the Company.
                                     -7-
 The Company believes that capital expenditures associated with compliance with the Cluster Rules and other environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or results of operation.

     EMPLOYEES

 In 1998, the Company announced a workforce reduction program that resulted in the elimination of 400 positions through the end of 1999, almost all of which were accomplished through early retirement incentives.

 The Company had approximately 3,400 employees at the end of 1999. The closing of the Sorg mill in May, 2000, will reduce the number of employees by 200. Most hourly mill employees are covered under collective bargaining agreements. One new labor agreement between Bay West-Middletown and P.A.C.E. Local 112 was negotiated in 1999. Three labor agreements expire in 2000 and an additional agreement in 2001. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company considers its relationship with its employees to be good.

 EXECUTIVE OFFICERS OF THE COMPANY
 The following information relates to executive officers of the Company as of March 17, 2000:

 SAN W. ORR, JR., 58
 Chairman of the Board (since 1989) and Chief Executive Officer of the Company, CEO (1994-1995), President and CEO (1989-1990), and a director since 1970. Also Advisor, Estate of A. P. Woodson & Family, and a director of MDU Resources Group, Inc. and Marshall & Ilsley
 Corporation. Previously, Chairman of the Board (1987-1997) and director (1972-1997) of Mosinee Paper Corporation.

 RICHARD L. RADT, 68
 Vice Chairman of the Board of the Company.  Previously, Chairman
 (1987-1988), and President and Chief Executive Officer and a director (1977-1987) of the Company. Also Vice Chairman (1993-1997), and
 President and Chief Executive Officer (1988-1993) of Mosinee
 Paper Corporation.

 GARY P. PETERSON, 51
 Senior Vice President, Finance, Secretary and Treasurer. Previously, Senior Vice President, Finance, Secretary and Treasurer (1993-1997) and Vice President Finance (1991-1993) of Mosinee Paper Corporation and partner, Wipfli Ullrich Bertelson CPAs (1981-1991).

 STUART R. CARLSON, 53
 Senior Vice President, Specialty Paper Group. Previously, Senior Vice President, Specialty Paper (1996-1997), and Senior Vice President - Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

 THOMAS J. HOWATT, 50
 Senior Vice President, Printing & Writing Group. Previously, Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Groveton (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.
                                     -8-
 DAVID L. CANAVERA, 50
 Senior Vice President, Towel & Tissue Group. Previously, Senior Vice President, Towel & Tissue (1996-1997) of Mosinee Paper Corporation, and Vice President and General Manager (1994-1996) and Vice President
 - Resident Manager (1993-1994), Bay West Paper.

 DENNIS M. URBANEK, 55
 Senior Vice President, Engineering and Environmental Services. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

 MICHAEL L. MCDONALD, 51
 Senior Vice President, Administration since February, 1999.

 Previously, Vice President, Human Resources for the Company and Mosinee Paper Corporation (1997 to 1999) and General Manager/Vice President Human Resources, Mead Corporation Publishing Division.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, reports to shareholders, press releases, and other oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act.

 Forward-looking statements of the Company may be identified by, among other things, expressions of the Company's or Company officers' beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations with respect to (i) various aspects of the Company's business (including, but not limited to, net income, the availability or price of raw materials, and customer demand for Company products), (ii) the Company's plans or intentions, (iii) the Company's stock performance, (iv) the industries within which the Company operates, (v) the economy, and (vi) any other expressions of similar import or covering other matters relating to the Company, its business, and its operations. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

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

 In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:
                                     -9-
 <circle> Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and /or lower net selling prices in order to maintain shipment volume.

 <circle> Changes in customer demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's products, growth rates of the end markets for the Company's products, technological or consumer preference changes, or acceptance of the Company's products by the markets served by the Company.

 <circle> Changes in the price of raw materials, in particular, pulp, wastepaper and linerboard. A substantial portion of the Company's raw materials, including approximately two-thirds of the Company's pulp needs, are purchased on the open market and price changes could have a significant impact on the Company's costs. Fiber represents a substantial portion of the cost of making paper and significant price increases for fiber could materially affect the Company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments of the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.
 <circle> Unforseen or recurring operational problems at any of the
          Company's facilities causing significant lost production and/or cost increases.

 <circle> Significant changes to the Company's strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, the failure to successfully execute major capital projects or other strategic plans, or the inability to successfully integrate an acquisition.

 <circle> Changes in laws or regulations which affect the Company.  The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the Company's capital expenditures and operating costs.
                                     -10-
 ITEM 2.  PROPERTIES.

 The Company's headquarters are located in Mosinee, Wisconsin.
 Executive officers and corporate staff who perform corporate accounting, financial and human resource services are located in the corporate headquarters, as are certain operating group personnel.

 The Company's operating facilities consist of the following:

                                       Number of
                                         Paper         Practical       1999
     FACILITY               PRODUCT     MACHINES     CAPACITY*(TONS)  ACTUAL (TONS)
     Specialty Paper
     GROUP
     Rhinelander            Paper          4            165,000       159,000

     Otis                   Paper          2             72,000        60,000


     Mosinee                Paper          4            114,000       110,500
                            Pulp                         95,000        91,000

     Sorg                   Paper          3             42,000        42,000

     Printing & Writing
     GROUP
     Wausau Papers          Paper          4            177,000       170,000
     (Brokaw)               Pulp                         98,000        83,000

     Wausau Papers          Paper          2            112,000       112,000
     (Groveton)

     Wausau Papers
     (Appleton)            Converting     N/A            29,000         22,500

     Mosinee               Laminated/
     Converted             Coated Papers  N/A           145,000         57,000
     Products

     Towel&Tissue
     GROUP
     Bay West
     (Middletown,          Towel         1(towel)        70,000        62,500
      Ohio)                Tissue        1(tissue)       35,000        33,300
                           Deink Pulp                   110,000        95,600
     (Harrodsburg,         Converted Towel
      Kentucky)            & Tissue       N/A           168,000       126,800

 * "Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it
                                     -11-
    reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

 The Company owns approximately 123,000 acres of timberland.


 ITEM 3.  LEGAL PROCEEDINGS.

 In 1997, the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the Company's wholly owned subsidiary, Bay West Paper Corporation. The lawsuit alleges a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. Since the filing of this lawsuit, numerous class action suits have been filed by private direct purchasers of commercial sanitary paper products in various federal district courts throughout the country and additional federal lawsuits have been filed by the Attorneys General of the States of Kansas, Maryland, New York, and West Virginia. All of these federal cases have been certified as class actions and consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. Certain indirect purchasers of sanitary commercial paper products have also filed class action lawsuits in various state courts alleging a conspiracy to fix prices under state antitrust laws. No class has been certified in the state actions. All of these actions are in early stages. In the opinion of management, the Company has not violated any antitrust laws and these cases are without merit. The Company is vigorously defending these claims.

 Although no proceeding has commenced, the Company may be subject to a claim as a potentially responsible party with respect to a Wisconsin landfill. See the discussion of this potential claim under the subheading "-- Environment" in Item 1 of this report.

 The Company may also be involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the fourth quarter of 1999.
                                     -12-

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

 Since March 26, 1998, the Company's common stock has been traded on the New York Stock Exchange under the symbol "WMO". Prior to March 26, 1998, the Company's common stock was traded on the Nasdaq National Market under the symbol "WSAU."

 As of the record date of the annual meeting, February 24, 2000, (the "Record Date") there were approximately 3,000 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 8,500 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,416,691 shares of common stock outstanding.

 The following table sets forth the range of high and low closing price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                           Market Price<dagger> Cash Dividend
     CALENDAR QUARTER          HIGH    LOW      DECLARED
     1998
     First Quarter            $24.00  $18.88         --*
     Second Quarter           $24.13  $20.13       $.14*
     Third Quarter            $22.75  $12.13       $.07
     Fourth Quarter           $18.50  $12.25       $.07

     1999
     First Quarter            $18.00  $13.94       $.08
     Second Quarter           $18.44  $12.63       $.08
     Third Quarter            $18.00  $11.94       $.08
     Fourth Quarter           $14.19  $10.63       $.08

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

                                     -13-

 ITEM 6.  SELECTED FINANCIAL DATA.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
  (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                        For the years
                                  FOR THE YEARS ENDED DECEMBER 31,     ENDED AUGUST 31,
                                   1999       1998        1997            1996        1995
 FINANCIAL RESULTS
 Net sales                       $944,629    $946,127    $933,127        $857,159    $821,313
 Depreciation, depletion
  & amortization                   55,012      52,207      47,259          41,204      36,573
 Operating profit                  79,646      72,145     120,828         119,049      82,460
 Interest expense                  11,823       7,683       8,103           7,198       7,754
 Earnings before provision
  for income taxes                 68,017      65,801     113,589         111,778      75,961
 Earnings before cumulative effect
  of accounting change and
  restructuring/merger expense     42,417      67,339      78,601          68,128      46,436
 Net earnings                      42,417      40,801      65,398          68,128      46,436
 Average number of share
  outstanding                  52,265,000  55,708,000  57,811,000      58,829,000  58,843,000
 Cash dividends paid               16,233      15,494      13,134          11,162       9,922
 Capital expenditures              80,619      77,023      66,062          82,489      81,220
 FINANCIAL CONDITION
 Working capital               $  140,822    $ 81,406  $  126,653     $    87,536  $   93,916
 Long-term debt                   220,476     127,000     140,500         101,451     147,930
 Stockholders' equity             393,760     396,586     440,160         388,608     337,881
 Total assets                     936,462     900,149     872,064         752,057     707,631
 PER SHARE
 Earnings before cumulative
     effect of accounting change
     and restructuring/merger
     expense                        $0.81       $1.21       $1.36           $1.16       $0.79
 Net earnings-basic                  0.81        0.73        1.13            1.16        0.79
 Cash dividends declared             0.32        0.28        0.25            0.22        0.20
 Stockholders' equity                7.53        7.12        7.61            6.61        5.74
 Price range (low and
    high closing)             10.94-18.44 12.25-24.06 17.55-25.38     16.50-24.13 16.20-20.00
 RATIOS/RETURNS
 Return on sales before cumulative
     effect of accounting change
     and restructuring/merger expense 4.5%        7.1%        8.4%            7.9%        5.7%
 Net return on sales                  4.5%        4.3%        7.0%            7.9%        5.7%
 Return on average stockholders'
     equity before cumulative
     effect of accounting change and
     restructuring/merger
     expense                         10.7%       16.1%       18.9%           18.8%       14.5%
 Net return on average
     stockholders' equity            10.7%        9.8%       15.8%           18.8%       14.5%
 Current assets to current
     liabilities                      2.3         1.5         2.2             1.8         2.0
  % of long-term debt to total
     capital                         35.9%       24.3%       24.2%           20.7%       30.5%
                                     -14-

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 OPERATIONS REVIEW

     NET SALES
 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Net sales                                 $944,629              $946,127              $933,127
 Percent increase                              -                    1%                    9%

 Although net sales were comparable for the twelve months ended December 31, 1999 and 1998, the tonnage shipped increased in 1999 by 13,000 tons, or 2%, to a new Company record of 844,800 tons. Total shipments in 1997 were 798,500 tons. Overall, the selling prices for the Company's products began to increase late in 1999 following selling price declines in 1997, 1998 and part of 1999. The selling price declines experienced were due to competitive pressure on several products in the Company's printing and writing, specialty and towel and tissue grades.

 Shipments for the Printing & Writing Group increased to 361,300 tons and were 3% higher than 1998 shipments. The growth in premium paper and roll wrap sales was the major reason for the increase. The total tons of product shipped in 1998 and 1997 were comparable. Selling prices began to increase late in 1999 principally to recover rising raw material costs. For 2000, the focus will be on increasing premium paper sales. The increase will be sought through normal distribution channels as well as an expansion of the retail business.

 Shipments declined 2% to 359,300 tons for the Specialty Paper Group in 1999. The decrease was due to a change in the overall product mix and the paper machine rebuild at the Otis facility. The volume shipped in 1998 had increased by 7% over 1997. The main reason for the 1998 volume increase was the acquisition of the Otis facility in May of 1997. Competitive market pressures resulted in lower selling prices on a year-over-year comparison until late in 1999 when selling prices began to increase. The increase in selling price was principally the result of an attempt to recover rapidly escalating raw material costs. The improvement of overall product mix will again be the focus for the Specialty Paper Group in the year 2000. A number of opportunities have been identified to improve product mix, including the high performance liner (HPL) project which is scheduled to be completed late in the third quarter of 2000.

 The Towel & Tissue Group continued the record volume growth experienced in the last three years. Volume has increased 11%, 13% and 14% year-over-year in 1999, 1998 and 1997, respectively. Total shipments in 1999 were 124,200 tons. The major contributors to the record increases have been increased distribution and excellent customer service. Selling prices had declined in all three years until very late in 1999 when prices increased approximately 3%. Competitive
                                     -15-
 market pressures experienced in all operating groups during 1999 resulted in depressed selling prices; however, the paper markets have seemed to tighten and further price increases are expected as supply/demand economics improve. Order backlog at the end of 1999 approximated 34,000 tons for all operating groups and was 13% higher than order backlog at the end of 1998. Backlogs had declined by 10% in 1998 compared to 1997. Order backlog total does not necessarily indicate the business strength since a substantial percentage of orders are shipped directly from inventory upon receipt.

     GROSS PROFIT ON SALES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Gross profit on sales                     $139,098              $175,051               $199,663
 Percent increase/(decrease)                 (21%)                 (12%)                  9%
 Gross profit margin                          15%                   19%                   21%

 Gross profit margins have decreased for the last two years. This decline in margins was principally due to competitive market pressures that lowered selling prices. Margins in 1999 were also negatively impacted by rapidly escalating raw material costs.

 Market prices for pulp, the primary raw material used in manufacturing paper, rose significantly in 1999. The average list price of northern bleached softwood kraft, a frequently used benchmark pulp grade, rose 25% in 1999 compared to declines of 20% and 18% for 1998 and 1997, respectively. The Company purchases approximately 450,000 tons of pulp annually.

 Wastepaper prices, the primary raw material used in the Towel & Tissue Group doubled in 1999 compared to increases of 6% and 10% for 1998 and 1997, respectively. The Company purchases approximately 145,000 tons of wastepaper annually. On an annual basis, the 1999 increases in pulp and wastepaper costs impact the Company's raw material costs by approximately $75 million.

 The Printing & Writing Group's mills operated near capacity for the last three years. Difficulties in Brokaw's pulp mill negatively impacted operations and increased costs in 1999 and 1998. Other facilities within the group experienced year-over-year production increases for all years presented. Inventory levels remained relatively constant on a year-over-year basis.

 The Specialty Paper Group mills operated near capacity for all years presented. The reduction in produced tonnage at the Otis facility, because of its machine rebuild, was offset by gains at the Sorg facility, which had rebuilt one of its machines in 1998. Overall, production declined 5% in 1998 compared to 1997 principally due to product mix. This product mix was partially offset by the Otis acquisition in May of 1997. Inventory levels increased approximately 10% in 1999 and had fallen a similar amount in 1998. The Towel &
                                     -16-
 Tissue Group's production and inventory levels increased ratably with its sales growth for all years presented.

     LABOR

 A new four-year labor agreement with the Paper, Allied-Industrial,

 Chemical & Energy Workers International Union at the Ohio mill was successfully negotiated in 1999. The agreement contained wage increases similar to other paper companies. Labor agreements expire in other facilities in 2000, 2001 and 2002. The Company maintains good labor relations in all facilities.

     OPERATING EXPENSES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Selling and administrative                $ 59,452              $ 60,103              $ 65,332
 Percent increase/(decrease)                 (1%)                   (8%)                   2%
 Restructuring and merger                      -                   42,803                13,503
 Total operating expense                     59,452               102,906                78,835
 Percent increase/(decrease)                 (42%)                  31%                   23%
 As a percent of sales                        6%                    11%                    8%

 Selling and administrative expenses were impacted by stock incentive programs charges or credits, which were determined by the Company's stock price change. During 1999 and 1998, decreases in the Company's stock price resulted in a $3.9 million and $1.8 million credit, respectively. In 1997, the Company's stock price increased and the charge for such programs was $2.1 million.

 General inflationary costs offset by fluctuations in incentive compensation and retirement plan costs along with the acquisitions of the Otis and B&J facilities accounted for a majority of the other changes. In connection with the merger with Mosinee Paper Corporation (Mosinee), the Company incurred pre-tax expenses related to the merger of $13.5 million, which were charged to operations in 1997. The costs included professional fees and other transaction costs for executing the merger as well as the costs of the severance benefits paid to the former CEO of the Company. The merger costs on an after-tax basis were $13.2 million or $.23 per share. Restructuring and further merger costs were recorded in 1998 of $42.8 million. Approximately 95% of these costs were associated with the Company's early retirement incentives along with voluntary separation arrangements, involuntary severance agreements, and training costs for the Company's 1998 workforce reduction program. The balance of the restructuring costs were for legal, consulting, and other miscellaneous costs.
                                     -17-
     OTHER INCOME AND EXPENSE

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Interest expense                           $11,823               $7,683                $8,103
 Percent increase/(decrease)                  54%                  (5%)                   13%
 Other                                         194                 1,339                   864

 Interest expense increased in 1999 due principally to increased debt levels associated with stock repurchases along with an increase in borrowing rates. Interest was lower in 1998 due to lower borrowing rates and lower average debt levels compared to 1997. Capitalized interest totaled $.6 , $.7 and $.5 million in 1999, 1998 and 1997, respectively. Fluctuations in capitalized interest are primarily dependent on varying levels of capital expenditures qualifying under the capitalized interest criteria.

 Other income includes interest income of $.2, $.4 and $.1 million in 1999, 1998 and 1997, respectively. The difference in other income and expense is primarily due to fluctuations in the gain or loss on asset sales and disposals.

     INCOME TAXES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Income tax provision                       $25,600               $25,000               $48,191
 Percent increase/(decrease)                  2%                   (48%)                  10%
 Effective tax rate                          37.6%                 38.0%                 42.4%

 The effective tax rates for 1999 and 1998 of 37.6% and 38.0%, respectively are indicative of the Company's normalized tax rate. The effective tax rate for 2000 is expected to be in that range. The tax rate for 1997 increased principally due to the $13.5 million charge for merger-related expenses, most of which was not tax deductible.
                                     -18-
 LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND CAPITAL EXPENDITURES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Cash provided by operating                $ 89,334              $117,859              $ 99,724
 activities
 Percent increase/(decrease)                  (24%)                  18%                  (27%)
 Working capital                            140,822                81,406               126,653
 Percent increase/(decrease)                  73%                  (36%)                  45%
 Current ratio                               2.3:1                 1.5:1                 2.2:1

 Cash flow from operations decreased in 1999 compared to 1998 principally due to decreased cash flow earnings from operations. In addition, the investment in accounts receivable also increased by $7.1 million in 1999. Changes in working capital principally accounted for the changes in 1998 and 1997.

 Capital expenditures totaled $80.6 million in 1999, compared to $77.0 million in 1998 and $66.1 million in 1997.

 During 1999, the Printing & Writing Group completed several projects at the Groveton mill totaling $2.0 million consisting of paper machine upgrades and a retrofit of the #1 boiler to convert to natural gas consumption. The Brokaw mill spent $9.1 million on various projects including $1.3 million to complete the pulp mill distributive control system begun in 1998 and $7.2 million of a $8.2 million project to upgrade the dry end of the machine room for better operating efficiencies.

 The Specialty Paper Group completed several major capital projects in its pulp and paper mills. At the Mosinee mill, $3.4 million was spent to complete a woodroom modernization project and $2.7 million for a new winder on the #4 paper machine. The Otis mill has spent $15.6 million to expand the production capacity of one of its paper machines and $1.3 million on another paper machine to add significant new manufacturing capabilities and give the Specialty Paper Group an improved sales mix. During 1999, the Board of Directors approved a $45 million rebuild project at the Rhinelander mill on which spending of $4.8 million occurred in 1999 with the remaining spending to occur in the year 2000. This project, which is scheduled to be completed by late in the third quarter of 2000, will enable the Specialty Paper Group to move into new high growth market niches.

 To keep pace with increasing sales volume, the Towel & Tissue Group spent $4.7 million in 1999 to complete a toweling line and a tissue converting line and to begin construction of an additional toweling line.

 Other major capital improvement projects, approved by the Board of Directors in 1999, include $14.4 million to achieve compliance with the 1990 Clean Air Act Cluster Rules at the Mosinee mill, $6.8 million at
                                     -19-
 the Brokaw mill for a bleaching system, and $6.0 million for a central stock prep and fiber optimization project at the Groveton mill.
 Capital spending for 2000 should be in the range of $90 to $100 million. The Company believes the borrowings available under its credit agreements and its earnings for 2000 will be sufficient to meet its cash flow needs for capital, working capital and investing activities in 2000.

     DEBT AND EQUITY

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Short-term debt                            $   230              $ 51,517               $ 6,207
 Long-term debt                             220,476               127,000               140,500
 Total debt                                 220,706               178,517               146,707
 Stockholders' equity                       393,760               396,586               440,160
 Total capitalization                       614,236               523,586               580,660
 Long-term debt/capitalization ratio          36%                   24%                   24%

 During 1999, the Company entered into two new arrangements which substantially changed its debt structure. A private placement of $138.5 million in senior notes was closed and funded in August. The notes mature in 8, 10 and 12 years at $35.0 million, $68.5 million and $35.0 million, respectively. In conjunction with the private placement, the Company entered into an interest rate swap arrangement that effectively converted $88.5 million of fixed rate obligations with a weighted average interest rate of 7.35% to variable rate obligations with an average effective interest rate of approximately 6.6% at December 31, 1999. The agreement decreased interest expense by $.3 million in 1999.

 In December 1999, the Company entered into a new revolving credit facility with four banks for $200 million. The facility has a 364-day component for $50 million and $150 million for five years. The 364-day component may be converted to a one-year term loan at the Company's discretion.

 The Company also maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $40 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's revolving credit agreement equal to the amount of outstanding commercial paper. On December 31, 1999, the Company had a combined total of $140.3 million available for borrowing under its revolving credit and commercial paper placement agreements.

 In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant, the construction of a new landfill and several other projects which qualify for this type of financing. Bond proceeds were fully disbursed as of January 1997. In June 1993, the
                                     -20-
 Company borrowed $30 million through the issuance of notes to Prudential Insurance Company of America and its subsidiaries. As of December 31, 1999, the outstanding notes amounted to $3.0 million and mature in June of 2000.

 On August 31, 1998, the Company's Board of Directors authorized the repurchase of 5,650,000 shares of the Company's common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions. During 1999, the Company repurchased 2,206,926 shares at prices ranging from $11.94 to $16.06 per share.
 The Company repurchased 4,285,900 shares of its common stock in 1998 under the completed 1994 authorization and the 1998 authorization at market prices ranging from $12.125 to $18.00. The Company did not repurchase any shares of the Company's stock in 1997. As of December 31, 1999 there were 217,974 shares available for purchase under the authority granted in 1998.

 During 1999, the Board of Directors declared cash dividends of $.32 per share, an increase of 14% from the $.28 per share cash dividend declared in 1998.

 YEAR 2000

 The Company's program to address year 2000 issues was intended to prevent major interruptions in its business due to problems related to the Company's computerized manufacturing, environmental, inventory management, shipping, financial and other information systems and the operation of critical third party vendors and customers. As part of its program, the Company conducted an assessment of its computerized manufacturing and information systems and its third party vendors and customers. Some of the year 2000 issues were addressed in connection with the initial stages of the implementation of the Company's enterprise resource planning system ("ERP"). The broader, non-year 2000 aspects of the ERP system will be fully implemented after fiscal 2000. The Company did not experience any significant disruption as a result of year 2000 problems. As of February 28, 2000, neither the Company nor any of its key vendors or customers have experienced any material adverse effects related to year 2000 problems. Based on its experience in the year 2000 transition and its business operations through such date, the Company does not expect to encounter any year 2000 problems that would have a material adverse effect on the results of operation, liquidity and financial condition of the Company. The costs of achieving year 2000 readiness were not material. The cost of remediation for key papermaking process controls and equipment approximated $2 million. Internal costs for year 2000 readiness were not tracked, but principally related to payroll costs of Company personnel. The implementation of the Company-wide ERP system is expected to require a capital investment of approximately $7.0 million. Although the ERP implementation timetable was not accelerated to address year 2000 issues, those issues were considered in determining the overall timetable for its implementation.
                                     -21-
 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

 The Company does not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. The Company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

 On August 31, 1999, the Company closed and funded a private placement note offering for $138,500,000. The principal amounts, maturities, and interest rates on the notes are: (1) $35,000,000, 8 years, 7.20%; (2) $68,500,000, 10 years, 7.31%; and (3) $35,000,000, 12 years, 7.43%.
 The Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes will be the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes will be the three month LIBOR rate, plus .55%. The Company believes that the interest-rate risk associated with the interest-rate swap agreement is not material.

 The Company maintains certain derivative commodity instruments as hedges for anticipated transactions. Such instruments do not have a material market risk and no such derivative commodity instrument is held for trading. At December 31, 1999, these instruments consisted of various futures contracts for the purchase of natural gas and fuel oil. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against pulp price increases. See Notes 1 and 14 of "Notes to Consolidated Financial Statements" for additional information relating to the Company's derivative commodity instruments.
                                     -22-
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Shareholders and Board of Directors
 Wausau<circle>Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau<circle>Mosinee Paper Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau<circle>Mosinee Paper Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            WIPFLI ULLRICH BERTELSON LLP
 January 26, 2000

 Wausau, Wisconsin

 WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
                                                            As of December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                           1999        1998
 ASSETS
 Current assets:
     Cash and cash equivalents                             $   5,397 $    2,495
     Receivables, net                                         73,977     66,956
     Refundable income taxes                                   1,638      3,282
     Inventories                                             155,822    150,217
     Deferred income taxes                                    14,747     18,344
     Other current assets                                        730        832
         Total current assets                                252,311    242,126

 Property, plant and equipment, net                          653,823    625,065
 Other assets                                                 30,328     32,958

 TOTAL ASSETS                                              $ 936,462 $  900,149

 LIABILITIES
 Current liabilities:
     Notes payable to banks                                $    -    $   45,466
     Current maturities of long-term debt                        230      6,051
     Accounts payable                                         63,876     58,419
     Accrued and other liabilities                            47,383     50,784
          Total current liabilities                          111,489    160,720
 Long-term debt                                              220,476    127,000
 Deferred income taxes                                       103,386     94,911
 Postretirement benefits                                      58,885     60,558
 Pension                                                      35,019     39,235
 Other noncurrent liabilities                                 13,447     21,139
          Total liabilities                                  542,702    503,563
 Commitments and contingencies                                  -           -

 STOCKHOLDERS' EQUITY
 Preferred stock (75,000 shares authorized) no par value        -           -
 Common stock (100,000,000 shares authorized) no par value   170,682    170,686
 Retained earnings                                           341,530    315,711
 Subtotals                                                   512,212    486,397
 Treasury stock at cost                                     (117,428)  ( 85,136)

 Minimum pension liability (net of deferred taxes)         (   1,024)   ( 4,675)
  Total stockholders' equity                                 393,760    396,586

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $936,462   $900,149

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              For the years ended
                                                  December 31,
                                                1999    1998     1997
 Net sales                                    $944,629  $946,127 $933,127
 Cost of products sold                         805,531   771,076  733,464

 Gross profit                                  139,098   175,051  199,663
 Operating expenses:
    Selling and administrative                  59,542    60,103   65,332
    Restructuring and merger expense              -       42,803   13,503

 Operating profit                               79,646    72,145  120,828
 Other income (expense):
    Interest expense                          ( 11,823) (  7,683) ( 8,103)
    Interest income                                230       403       95
    Other                                     (     36)      936      769

 Earnings before income taxes                   68,017    65,801  113,589
 Provision for income taxes                     25,600    25,000   48,191

 Net earnings                                 $ 42,417  $ 40,801 $ 65,398

 Net earnings per share basic                 $   0.81 $     .73 $   1.13

 Net earning per share diluted                $   0.81 $     .73 $   1.13

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the years ended
                                                      December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)               1999       1998        1997
 Cash flows from operating activities:
 Net earnings                                 $ 42,417  $   40,801   $  65,398
 Provision for depreciation, depletion
      and amortization                          55,012      52,207      47,259
 Recognition of deferred revenue                   (40)        (40)        (40)
 Provision for losses (recoveries) on
      accounts receivable                          110       1,227        (282)
 Loss (gain) on property, plant and
      equipment disposals                          334        (782)       (333)
 Deferred income taxes                          12,072      (1,028)     12,458
 Changes in operating assets and liabilities:
      Receivables                               (7,131)      1,491      (7,563)
      Inventories                               (5,605)     (6,607)    (10,114)
      Other assets                              (1,285)     (6,959)    (11,129)
      Accounts payable and other liabilities    (8,194)     38,032       9,425
      Accrued and refundable income taxes        1,644        (483)     (5,355)
 Net cash provided by operating activities      89,334     117,859      99,724
 Cash flows from investing activities:
 Capital expenditures                          (80,619)    (77,023)    (66,062)
 Acquisition of Otis Specialty Papers               -           -      (55,147)
 Acquisition of B&J Supply                          -           -       (6,235)
 Proceeds from property, plant and
      equipment disposals                        1,218       9,550         693
 Net cash used from funds
      restricted for capital additions             -            -        1,297
 Net cash used in investing activities         (79,401)    (67,473)   (125,454)
 Cash flows from financing activities:
 Net borrowings of short-term notes            (45,466)     25,466         -
 Net borrowings (repayments) under credit
      agreements                               (45,265)     12,551      58,117
 Payment under capital lease obligation           (269)       (207)       (345)
 Repayment of long-term notes                  132,500      (6,000)     (6,000)
 Dividends paid                                (16,233)    (15,494)    (13,134)
 Payment for preferred stock of subsidiary          -         (320)         -
 Proceeds from stock option exercises              128       1,741         120
 Payments for purchase of treasury stock       (32,426)    (68,212)    (10,927)
 Net cash provided by (used in) financing
    activities                                  (7,031)    (50,475)     27,831
 Net increase (decrease) in cash and
    cash equivalents                             2,902         (89)      2,101
 Cash and cash equivalents at beginning of year  2,495       2,584         483
 Cash and cash equivalents at end of year     $  5,397  $    2,495   $   2,584
 Supplemental cash flow information:
 Interest paid - net of amount capitalized    $ 10,323  $    7,629   $   7,902
 Income taxes paid                            $ 11,884      26,511      41,882

 Noncash investing and financing activities: A capital lease obligation of $689 was incurred in 1999 when the Company entered into a lease for new equipment. In connection with the acquisition of B&J Supply during 1997, the Company assumed $2,000 of debt.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                                                                  Accumulated
                                                                                  Other
                                                                                  Comprehensive
                              - Common Stock                - Treasury Stock -    Income -  Common
                                                                                  Minimum   Stock-      Total
                              Shares               Retained                       Pension   Shares Stockholders'
                              ISSUED       AMOUNT  EARNINGS  SHARES      AMOUNT   LIABILITY OUTSTANDING EQUITY
 Balances December 31, 1996    60,182,385  $197,870 $238,771 (9,034,702) ($36,265) ($  193) 51,147,683 $400,183
  Comprehensive earnings, 1997
  Net earnings                                        65,398                                             65,398
   Minimum pension liability
    (net of $716 deferred tax)                                                      (1,074)              (1,074)
 Comprehensive earnings,                                                                                  64,324
  1997 Cash dividends declared                       (13,628)                                           (13,628)
  Three-for-two stock split    10,670,992                    (3,353,416)                     7,317,576
 Purchases of treasury stock                                   (670,330)  (10,927)            (670,330) (10,927)
  Retire treasury stock       (10,730,573)  (29,471)         10,730,573    29,471
  Fractional shares resulting
     from merger paid in cash        (606)                                                        (606)
  Stock options exercised                        66               7,444        54                7,444      120
  Tax benefit related to stock
     options                                     15                                                          15
  Stock option discount (net of
     deferred taxes)                             73                                                          73
 Balances December 31, 1997    60,122,198   168,553  290,541 (2,320,431)  (17,667)  (1,267) 57,801,767  440,160
  Comprehensive earnings, 1998
  Net earnings                                        40,801                                             40,801
  Minimum pension liability
   (net of $2,047 deferred tax)                                                     (3,408)              (3,408)
    Comprehensive earnings, 1998                                                                         37,393
  Cash dividends declared                            (15,631)                                           (15,631)
  Retirement of preferred
     stock of subsidiary                        935                                                         935
  Purchases of treasury stock                                (4,285,900)  (68,200)          (4,285,900) (68,200)
  Stock options exercised                       998              97,972       743               97,972    1,741
  Tax benefit related to stock
   options                                      200                                                         200
  Fractional shares added to
    treasury                         614                           (614)      (12)                (614)     (12)
 Balances December 31, 1998   60,122,812    170,686  315,711 (6,508,973)  (85,136)  (4,675) 53,613,839   396,586
  Comprehensive earnings, 1999
  Net earnings                                        42,417                                              42,417
  Minimum pension liability
    (net of $2,270 deferred tax)                                                     3,651                3,651
    Comprehensive earnings, 1999                                                                         46,068
  Cash dividends declared                            (16,598)                                           (16,598)
  Stock options exercised                      (  4)              9,778       134                9,778      130
  Purchases of treasury stock                                (2,206,926)  (32,426)          (2,206,926) (32,426)
  Balances December 31, 1999  60,122,812   $170,682 $341,530 (8,706,121) ($117,428)($ 1,024) 51,416,691 $393,760

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

 On December 17, 1997, Wausau Paper Mills Company ("Wausau") completed a merger with Mosinee ("the Mosinee merger") in which Mosinee became a wholly owned subsidiary of Wausau. Simultaneous with the consummation of the Mosinee merger, Wausau changed its name to Wausau<circle>Mosinee Paper Corporation ("the Company"). Prior to the merger, Wausau's fiscal year-end was August 31 and Mosinee's was December 31. Subsequent to the Mosinee merger, the Company adopted a calendar year-end. As a result of the change in fiscal year and the merger accounted for as a pooling of interests, the Company's 1997 financial statements have been recast to a twelve-month period ending December 31, 1997.

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

 Buildings are depreciated over a 20 to 45-year period; machinery and equipment over a 3 to 20-year period. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements which extend the useful lives of the assets are added to the plant and equipment accounts.
                                     -28-
 Equipment financed by long-term leases, which in effect are installment purchases, have been recorded as assets and the related obligations as debt. Depreciation expense includes amortization on capitalized leases.

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

 FUTURES CONTRACTS - The Company utilizes futures contracts to periodically hedge the price risk of anticipated purchases of pulp and other commodity products. Changes in the market value of the futures contracts are included as part of the acquisition price of pulp and other commodity products and are realized when the finished paper is sold and the other commodity products are consumed. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be adopted by January 1, 2001. The statement establishes accounting and reporting standards for derivatives. The effect on the Company is not expected to be material.

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

 NOTE 2.  MERGERS AND ACQUISITIONS

 On December 17, 1997, the Company completed the Mosinee merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Wausau issued 1.4 shares of common stock for each share of Mosinee outstanding common stock. A total of 21,281,795 shares (after adjustment for fractional shares) of the Company's common stock was issued as a result of the merger, and Mosinee's outstanding stock options were converted into options to purchase approximately 596,000 common shares. In connection with the merger, the Company incurred $13,503,000 ($13,203,000 after taxes, or $ .23 per common share) of merger-related costs which were charged to operations during the year ended December 31, 1997.
                                     -29-
 The following table presents a reconciliation of net sales and net earnings previously reported by the Company to those presented in the accompanying consolidated financial statements.

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                       For the year
                                                       ended December 31,
                                                             1997
 Net sales:
    Wausau                                                 $594,913
    Mosinee                                                 338,214
    Combined                                               $933,127
 Net earnings:
    Wausau                                                 $ 40,379
    Mosinee                                                  25,019
    Combined                                               $ 65,398

 On May 12, 1997, the Company acquired the business and assets of Otis Specialty Papers ("Otis"). The acquisition was accounted for using the purchase method of accounting. The financial statements reported herein include the net sales, operating profit and net earnings of Otis from the date of purchase. The following table presents unaudited pro forma condensed results of operations for the year ended December 31, 1997, as if the acquisition were completed at the beginning of the period:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                   1997

 Net sales                                         $965,982
 Operating profit                                   124,218
 Net earnings                                        66,673
 Net earnings per share-basic                      $   1.15

 The unaudited pro forma financial information includes certain immaterial assumptions or adjustments which the Company believes are necessary to fairly present such information. Historical costs representing the seller's corporate allocations, interest expense and one-time expenses related to the sale of Otis are included in the pro forma information. The pro forma information does not purport to represent what the Company's results of operations would actually have been if this transaction had occurred at the beginning of the earliest period presented.

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

 NOTE 3.  RESTRUCTURING

 In March 1998, the Company began implementation of a workforce reduction program. The purpose of the program was to reduce the number of employees by 400 through early retirement incentives along with voluntary separation arrangements, involuntary severance programs and process automation. As a result of the program implementation, the
                                     -30-
 Company recorded a pre-tax restructuring charge of $37.7 million in the first quarter of 1998. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and curtailment losses related to pension and postretirement benefit plans. In the fourth quarter of 1998, an additional pre-tax expense of $5.1 million was recorded to recognize adjustments to the previous estimates of the early retirement incentives and to recognize additional expenses associated with integration costs.

 All of the benefits under the program have been paid or have been transferred as obligations of the Company's retirement plans as of December 31, 1999.

 NOTE 4.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                        December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)              1999                     1998
 RECEIVABLES
     Trade                               $          82,592      $         73,950
     Other                                           2,670                 3,068
 Less allowances                                    85,262                77,018
                                         (          11,285)     (         10,062)
                                         $          73,977      $         66,956
 INVENTORIES
     Raw materials                       $          57,682      $         58,547
     Work in progress and finished goods            93,370                75,906
     Supplies                                       29,869                28,447
 Inventories at cost                               180,921               162,900
 LIFO reserve                            (          25,099)     (         12,683)
                                         $         155,822      $        150,217
 PROPERTY, PLANT AND EQUIPMENT
     Buildings Machinery and equipment   $         127,075      $        124,855
 Totals                                            963,631               882,836
                                                 1,090,706             1,007,691
 Less: accumulated depreciation          (         477,391)     (       427,954)
     Net depreciated value                         613,315               579,737
     Land                                            5,435                 5,382
     Timber and timberlands, net depletion           5,071                 5,166
     Water power rights                                129                   129
     Construction in progress                       29,873                34,651
                                         $         653,823      $        625,065
 ACCRUED AND OTHER LIABILITIES
     Payrolls                            $           5,134                 4,721
     Vacation pay                                   11,336                10,861
     Employee retirement plans                       8,749                 6,942
     Taxes and other income                          3,124                 4,978
     Cash dividends declared                         4,118                 3,753
     Stock appreciation rights                       3,224                 6,927
     Other                                          11,698                12,602
                                         $          47,383      $         50,784

                                     -31-
 NOTE 5.  DEBT

 At December 31, 1998 the Company's short-term notes payable consisted of $20,000,000 outstanding under an unsecured debt arrangement with one financial institution and $25,466,000 outstanding under two separate revolving lines of credit.

 The $20,000,000 unsecured debt arrangement was entered into by the Company on September 30, 1994, at an interest rate of 7.83%. Interest was paid monthly and the principal was paid in September 1999.

 During 1998, two banks participating in the revolving credit arrangement with the Company provided separate lines of credit. One line of credit provided for borrowing up to $20,000,000. Specific rates and terms of the loans were determined at the time of borrowing.

 At December 31, 1998, there was $17,000,000 borrowed against this line of credit at a weighted average interest rate of 5.65%. The second line of credit provided for borrowing up to $60,000,000 at rates and terms negotiated at the time of borrowing. At December 31, 1998, there was $22,000,000 borrowed against this line of credit at a weighted average interest rate of 5.77%. As of December 31, 1998, of the total borrowings against the lines of credit, $25,466,000 was classified as short-term and $13,534,000 was classified as long-term as the Company intended and had the ability to refinance the obligations under the revolving credit agreement. Both lines of credit were paid in 1999 from proceeds of the senior promissory notes.

 The Company's long-term debt, excluding current maturities as of December 31, consists of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  1999                        1998

 Senior promissory notes                          $141,500                    $   3,000
 Line of credit                                               -                  13,534
 Industrial development bonds                       19,000                       19,000
 Revolving credit facility agreements               50,000                       75,000
 Commercial paper                                    9,735                       16,466
 Capitalized leases                                    241                       -
 Totals                                           $220,476                    $ 127,000

 On December 10, 1999, the Company terminated the existing $105 million unsecured revolving credit agreement and entered into a $200 million unsecured revolving credit agreement. The facility is with a four-member bank group and provides an unsecured short-term revolving credit facility of $50 million and a $150 million multi-year revolving credit facility, which matures on December 10, 2004. The short-term facility may be extended to the first anniversary date of the specified maturity date then in effect for the short-term facility if there are no events of default under such facility at the time of the extension request. The Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for competitive bid rates amongst the bank group. The credit facility provides for a facility fee based on quarterly funded debt/capitalization ratios.

 Based on funded debt and equity levels at December 31, 1999, the short-term facility fee was .15% and the multi-year facility fee was .175%. The weighted average interest rate on borrowings under the facility at December 31, 1999 was 6.63%.

 At December 31, 1998, the Company maintained an unsecured revolving credit facility of $105 million with four banks. The agreement was terminated on December 10, 1999 and all outstanding borrowings on that date were refinanced under the $200 million revolving credit agreement. At December 31, 1998, the weighted average interest rate on borrowings under the $105 million facility was 5.58%.

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

 The Company has outstanding $3 million in unsecured senior promissory notes. Interest is payable quarterly on the outstanding balance at a rate of 6.03% per annum. Principal is payable in equal semi-annual installments, with the final payment due June 16, 2000. At December 31, 1999, the amount has been classified as long-term as the Company intends and has the ability to refinance the obligation under the revolving credit agreement.

 During 1995, the Company borrowed $19 million related to industrial development bonds issued by a local governmental unit. The variable rate bonds require quarterly interest payments and had an interest rate of 5.30% at December 31, 1999 and 4.30% at December 31, 1998. The Company also pays fees for a bank letter of credit and remarketing services related to the bonds which it includes in net interest expense. The interest rate can be converted to a fixed rate, at the Company's option, after which semi-annual interest payments will be required. The bonds mature on July 1, 2023.

 The senior promissory notes, long-term note and the revolving credit facility agreements require the Company to comply with certain covenants, one of which requires the Company maintain minimum net worth. At December 31, 1999, $91 million of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior promissory notes.

 The Company maintains a commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which requires unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper. At December 31, 1999 and December 31, 1998, $9,735,000 and $16,466,000
 were outstanding, respectively. The weighted average interest rate on outstanding commercial paper was 6.2% at December 31, 1999 and 5.6% at December 31, 1998. At December 31, 1999, the amounts have been classified as long-term as the Company intends and has the ability to refinance the obligations under the revolving credit agreement.

 The aggregate annual maturities of long-term debt are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)

     2000           2001           2002           2003           2004        THEREAFTER
     $230           $241             -              -           $62,735       $157,500

 Annual maturities will be affected by future borrowings.

 NOTE 6.  LEASE COMMITMENTS

 The Company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment includes the following amounts for capitalized leases:
                                     -33-

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  1999                         1998
 Machinery and equipment                         $   1,815                    $   1,416
 Allowance for amortization                         (1,341)                      (1,178)
 Net value                                       $     474                    $     238

 Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                        Capital                     Operating
                                         LEASES                      LEASES
 2000                                    $  230                     $1,920
 2001                                       241                      1,381
 2002                                         -                        724
 2003                                         -                        430
 2004                                         -                        432
 Thereafter                                   -                      1,569
 Total minimum payments                  $  471                     $6,456

 The future minimum payments for capitalized leases are reflected in the aggregate annual maturities of long-term debt disclosure in Note 5.

 Rental expense for all operating leases was as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                  1998                  1997
 Rent expense                               $5,530                $5,346                $5,154

 Contingent rentals were not
 material.
                                     -34-
 NOTE 7.  INTEREST EXPENSE AND CAPITALIZED INTEREST

                                               Total                                       Net
                                              Interest             Capitalized            Interest
 (ALL DOLLAR AMOUNTS IN THOUSANDS)             EXPENSE               INTEREST              EXPENSE

 1999                                          $12,418                   $595              $ 11,823
 1998                                            8,406                    723                 7,683
 1997                                            8,595                    492                 8,103

 NOTE 8.  RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

 Substantially all employees are covered under retirement plans. The defined benefit plan covering salaried employees in 1998 was converted to a cash balance plan additionally covering non-union employees in 1999. This plan is a defined benefits plan that provides benefits based on pay and company performance; the plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The plans are funded in accordance with federal laws and regulations.

 The Company selected measurement dates of plan assets of September 30, 1999 and 1998.

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

 The following are reconciliations of the projected benefit obligations and the value of plan assets for 1999 and 1998:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  1999                       1998

 Change in benefit obligation
 Balance, beginning of year                   $     109,806                $     119,379
 Service cost                                         4,660                        4,687
 Interest cost                                        7,221                        8,421
 Amendments to the plan                                (245)                         938
 Actuarial (gain) loss                               (8,058)                      13,276
 Benefits paid to participants                       (8,991)                      (7,835)
 Curtailments                                             -                       (1,451)
 Settlements                                              -                      (48,170)
 Special termination benefits                             -                       20,561
 Balance, end of the year                     $     104,393                $     109,806
 Change in plan assets
 Fair value, beginning of year                $      55,636                $     109,617
 Actual return on plan assets                        11,579                (       3,844)
 Company contributions                                6,344                        5,868
 Benefits paid to participants                (       8,991)               (       7,835)
 Settlements                                              -                (      48,170)
 Cash contributions to plans subsequent
 to measurement date                                    503                            -
 Fair value, end of year                      $      65,073                $      55,636

                                     -35-
 At December 31, 1999 and 1998, the funded status of the plans were as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  1999                       1998
 Excess of the benefit obligations
   over the value of the plan assets           (    $39,320)                (    $54,170)
 Unrecognized net actuarial (gain) loss        (      2,436)                      12,626
 Unrecognized prior service cost                     13,836                       15,559
 Unamortized tax benefit                                304                                 -
 Unrecognized transition asset                 (        729)                (        891)
 Net amount recognized at end of year          (    $28,345)                (    $26,876)

 For 1999 and 1998, the net amount recognized in the balance sheet was classified as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                   1999                        1998
 Prepaid benefit cost                          $         -                  $        -
 Accrued benefit liability                     (    42,163)                 (    48,334)
 Intangible asset                                   12,171                       13,890
 Accumulated other comprehensive income              1,647                        7,568
 Net amount recognized at end of year          (   $28,345)                 (   $26,876)

 For 1999 and 1998, the following weighted average interest rates were used to determine the projected benefit obligation:

                                                      1999                       1998
 Discount rate on the benefit plan                     7.5%                       7.0%
 Rate of expected return on plan assets                9.0%                       9.0%
 Rate of employee compensation increase                5.0%                       5.0%

 Plan assets consist principally of publicly traded stocks and fixed income securities. At December 31, 1998, the plan assets included Wausau<circle>Mosinee common stock with a market value of $8,918,000. During 1999 the Company repurchased all shares held by the plan. At December 31, 1999, there was no Wausau<circle>Mosinee common stock included in plan assets.

 Net periodic pension cost was comprised of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)            1999                 1998                1997
 Service cost                              $  4,660             $  4,687             $  2,950
 Interest cost                                7,221                8,421                5,435
 Expected return on plan assets           (   4,919)           (   7,576)           (  13,120)
 Amortization of:
     Actuarial loss                             345                  201                8,408
     Prior service cost                       1,478                1,570                1,418
     Transition asset                     (     163)           (     231)           (     236)
       Subtotal                               8,622                7,072                4,855
 Components charged to restructuring expense:
     Special termination benefit                                  20,561
     Settlement and curtailment                                      310
       Subtotal                                                   20,871
 Total net periodic pension cost          $   8,622            $  27,943            $   4,855

                                     -36-
 At December 31, 1999 and 1998, aggregate amounts relating to underfunded plans are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  1999                        1998
 Projected benefit obligation                     $104,393                     $109,806
 Accumulated benefit obligation                     93,150                       98,482
 Fair value of plan assets                          65,073                       55,636

 The Company also sponsors defined contribution pension plans, several of whichprovide for Company contributions based on a percentage of employeecontributions. The cost of such plans totaled $1,060,000 in 1999, $3,066,000 in 1998 and $3,872,000 in 1997.

 The Company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation and supplemental retirement agreements is not material.

 The Company sponsors unfunded defined benefit postretirement health and life insurance plans that cover substantially all employees reaching normal retirement age while working for the Company. Benefits and eligibility for various employee groups vary by location and union agreements. Generally, employees are eligible after reaching age 55 or 62 and meeting minimum service requirements. At age 65, the benefits become coordinated with Medicare. Effective January 1, 1999, the salaried plan was amended whereby employees not yet 45 years of age are no longer eligible for postretirement benefits. The amendment resulted in a curtailment gain in 1999. The Company funds the benefit costs on a current basis.

 (ALL DOLLAR AMOUNTS IN THOUSANDS)               1999                      1998
 Change in postretirement benefit
  obligation
 Balance, beginning of year                $     70,505               $     59,060
 Service cost                                     1,870                      2,049
 Interest cost                                    4,501                      4,235
 Plan participants' contributions                   526                        491
 Amendments to the plan                            (706)                    (2,025)
 Actuarial (gain) loss                           (5,116)                     2,035
 Benefits paid for participants                  (4,610)                    (3,657)
 Curtailments                                    (1,874)                     5,594
 Special termination benefits                              ---               2,723
 Balance, end of the year                  $     65,096               $     70,505

 At December 31, 1999 and 1998, the status of the plan was as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)              1999                      1998
 Excess of the benefit obligation over
    the value of plan assets              ($     65,096)             ($     70,505)
 Unrecognized net actuarial loss                  4,361                      9,569
 Unrecognized prior service cost          (       2,341)             (       1,861)

 Accrued benefit cost                     ($     63,076)             ($     62,797)

                                     -37-
 The following weighted-average rates were used:

                                                1999                       1998
 Discount rate on the benefit obligation           7.5%                       7.0%

 For 1999, the assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6%, declining by 1% annually for one year to an ultimate rate of 5%. For 1998, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7%, declining by 1% annually for two years to an ultimate rate of 5%.

 (ALL DOLLAR AMOUNTS IN THOUSANDS)             1999                 1998                1997
 Service cost                              $  1,870             $  2,049             $  1,746
 Interest cost                                4,501                4,235                3,627
 Amortization of:
     Actuarial loss                              90                   91                  117
     Prior service cost                   (     226)           (     164)
     Curtailments and settlements         (   1,874)
       Subtotal                               4,361                6,211                5,490
 Components charged to restructuring
 expense:
     Special termination benefit                                   2,723
     Curtailments                                                  5,594
       Subtotal                                                    8,317
 Total net periodic cost                   $  4,361             $ 14,528             $  5,490

 Assumed health care cost trend rates significantly impact reported amounts. The effect of a one-percentage-point change in the assumed rates would alter the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense as follows for 1999:

                                                                    ONE-PERCENTAGE-POINT
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                         INCREASE                    DECREASE
 Effect on the postretirement benefit              $  7,503                    ($  6,670)
 obligation
 Effect on the sum of the service cost
     and interest cost components                  $    981                    ($    838)

 NOTE 9.  INCOME TAXES

 Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.
                                     -38-
 The provision for income taxes is comprised of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)             1999                 1998                1997
 Current tax expense:

     Federal                                $13,063              $21,880              $33,208
     State                                    1,613                3,492                3,918
 Total current                               14,676               25,372               37,126
 Deferred tax expense (benefit):

     Federal                                  9,762              (   321)               9,623
     State                                    1,162              (    51)               1,442
 Total deferred                              10,924              (   372)              11,065
 Total provision for income taxes           $25,600              $25,000              $48,191

 A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                      1998                     1997
 Federal statutory tax rate            $23,827        35.0%       $23,030           35.0%  $39,763      35.0%
 State taxes (net of federal
     tax benefits)                       1,804         2.6          2,237            3.4     3,484       3.1
 Nondeductible merger expenses               -                          -            -       4,446       3.9
 Other                                 (    31)          -        (   267)         (  .4)      498       0.4
 Effective tax                         $25,600        37.6%       $25,000           38.0%  $48,191      42.4%

 At the end of 1999, $23,000,000 of unused state operating loss carryovers existed which may be used to offset future state taxable income in various amounts through the year 2011. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.
                                     -39-
 The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                    1999                        1998
 Deferred tax asset:
 Allowances on accounts receivable           $       1,986                $       2,213
 Accrued compensated absences                        3,636                        3,472
 Stock appreciation rights plans                     1,866                        3,552
 Pensions                                           11,436                       13,316
 Inventories                                         1,912                        2,262
 Postretirement benefits                            24,437                       24,534
 Postemployment benefits                               331                          343
 Other accrued liabilities                           1,515                        2,043
 State net operating loss carry forward              1,445                        1,902
 Other                                               1,758                        1,493
 Gross deferred tax asset                           50,322                       55,130
 Less: valuation allowance                   (       1,764)               (       1,636)
 Net deferred tax assets                            48,558                       53,494
 Deferred tax liability:
 Property, plant and equipment               (     131,211)               (     124,117)
 Other                                       (       5,986)               (       5,944)
 Gross deferred tax liability                (     137,197)               (     130,061)
 Net deferred tax liability                  ($     88,639)               ($     76,567)

 The total deferred tax liabilities (assets) as presented in the accompanying consolidated balance sheets are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                1999                       1998
 Net long-term deferred tax liabilities     $   103,386               $     94,911
 Gross current deferred tax assets          (    16,511)              (     19,980)
 Valuation allowance on deferred tax assets       1,764                      1,636
 Net current deferred tax assets            (    14,747)              (     18,344)
 Net deferred tax liability                 $    88,639               $     76,567

 A valuation allowance has been recognized for a subsidiary's state loss carry forward and future deductible items as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 NOTE 10.  STOCK OPTIONS AND APPRECIATION RIGHTS

 The Company maintains various employee stock option plans. The plans specify purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the Company's common stock at the date of grant for incentive and non-qualified options.

 The following table summarizes the activity relating to the Company's stock option plans:

 Stock Options:                    1999                           1998                         1997

                                               Weighted                      Weighted                  Weighted
                                               Average                       Average                   Average
                                               Exercise                      Exercise                  Exercise

                               Shares          Price          Shares          Price         Shares       Price
 Options outstanding
     at beginning of year   1,052,250        $13.93        1,030,722        $14.19         949,791      $16.33
 Granted                      335,265         15.55          162,000         17.16         115,500       18.13
 Terminated                (   55,362)        17.97       (   42,500)        23.56      (   27,125)      17.78
 Exercised                 (    9,778)        13.13       (   97,972)        16.50      (    7,444)      16.19
 Options outstanding
     at end of year         1,322,375        $14.18        1,052,250        $13.93       1,030,722      $14.19
 Options exercisable at
     end of year            1,282,375        $14.23          887,250        $13.32       1,027,722      $14.17

 The Company has adopted Statement of Financial Accounting Standard
 (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the company will continue to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined consistent with the provisions of SFAS No. 123, which prescribes the "fair value based method" on the grant date, both basic and diluted earnings per share would have been $.78, $.73 and $1.12 for the years ended December 31, 1999, 1998, and 1997, respectively.

 The fair value of each option grant has been estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

                                                       1999                        1998
 Risk-free interest rate                               4.92%                        4.55%
 Expected life in years                                   6                             6
 Price volatility                                     30.42%                       29.60%
 Dividend yield                                        1.86%                        1.63%

 The Company maintains various stock appreciation rights plans that entitle certain management employees the right to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights based upon the quoted market value of the shares and the exercise provisions.
                                     -41-
 The following table summarizes the activity relating to the Company's stock appreciation rights plans:

 Stock Appreciation Rights:
                                             1999                 1998                1997
 Rights outstanding at beginning of
     year (number of shares)                952,991              561,907              598,008
 Granted                                    106,558              415,905                    -
 Terminated                               ( 405,905)                   -                    -
 Exercised                                (  28,789)           (  24,821)           (  36,101)
 Rights outstanding at end of year
     (number of shares)                     624,855              952,991              561,907
 Rights exercisable at end of year
     (number of shares)                     624,855              952,991              561,907
 Price range of stock appreciation
     rights exercised                         $4.46                $4.46           $4.46-5.64
 Price range of outstanding stock
     appreciation rights                $4.06-17.16          $4.06-19.06          $4.06-19.06

 The Company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive cash based on the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock.

 Dividend Equivalents:
                                             1999                 1998                1997
 Equivalents outstanding at beginning of
     year (number of shares)                257,930              296,778              276,347
 Granted                                        -                    -                 70,000
 Exercised                                 ( 52,497)            ( 38,848)            ( 25,569)
 Terminated                                     -                    -               ( 24,000)
 Equivalents outstanding at end of year
     (number of shares)                     205,433              257,930              296,778
 Equivalents exercisable at end of year
     (number of shares)                     205,433              257,930              293,778

 The provision (credit) for all stock option discounts, dividend equivalents and stock appreciation rights for the years ended December 31, 1999, 1998 and 1997 was ($3,250,000), ($1,520,000) and $2,140,000,
 respectively.

 NOTE 11.  RESEARCH EXPENSES

 Research expenses charged to operations were $2,293,000 in 1999, $2,577,000 in 1998 and $1,577,000 in 1997.
                                     -42-
 NOTE 12.  COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

 In 1997, the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the Company's wholly owned subsidiary, Bay West Paper Corporation. The lawsuit alleges a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. Since the filing of this lawsuit, numerous class action suits have been filed by private direct purchasers of commercial sanitary paper products in various district courts throughout the country and additional federal lawsuits have been filed by the Attorneys General of the States of Kansas, Maryland, New York, and West Virginia. All of these federal cases have been certified as class actions and consolidated in a multi-district litigation proceeding in the United States District Court for the Northern District of Florida in Gainesville. Certain indirect purchasers of sanitary commercial paper products have also filed class action lawsuits in various state courts alleging a conspiracy to fix prices under state anti-trust laws. No class has been certified in the state actions. In the opinion of management, the Company has not violated any antitrust laws and these cases are without merit. The Company is vigorously defending these claims.

 The Company may also be involved from time to time in various other legal and administrative proceedings or be subject to various claims in the normal course of its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of the Company.

 Like its competitors, the Company is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

 In 1997, the U.S. Environmental Protection Agency published regulations, commonly referred to as the "Cluster Rules," affecting pulp and paper industry discharges of wastewater and gaseous emissions. These rules require changes in the pulping and bleaching processes presently used in some U.S. pulp mills, including some of the Company's mills. Based on its evaluation of the rules, the Company spent approximately $1.2 million in 1999 and believes that additional capital expenditures of approximately $20 million may be required to comply with the Cluster Rules over 2000 and 2001.

 As of December 31, 1999, the Company was committed to spend approximately $64 million to complete capital projects which were in various stages of completion.

 The Company is a party to a natural gas transportation agreement with the Portland Natural Gas Transmission System (PNGTS). Under the terms of the agreement, PNGTS has constructed the necessary gas supply and delivery equipment to the Company's Groveton, New Hampshire mill. The Company is committed to the transportation of a fixed volume of natural gas until November 2019.

 During 1999, the Company purchased 500,757 shares of its stock for $7,901,480 from various retirement plans it maintains. All purchases were made at the market price of the stock as traded on the New York Stock Exchange on the date of purchase.
                                     -43-
 NOTE 13.  PREFERRED SHARE PURCHASE RIGHTS PLAN

 On October 21, 1998, the Board of Directors adopted a shareholder rights plan under which one preferred share purchase right (a "Right") is issued for each outstanding share of common stock of the Company (the "Common Shares"). Each Right entitles its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, without par value (the "Preferred Shares"), at a price of $60 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable only in connection with a transaction in which a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person"). Once exercisable, each holder of a Right, other than the Acquiring Person, will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after the rights become exercisable, each holder of a Right, other than an Acquiring Person, will thereafter have the right to receive that number of shares of common stock of the acquiring Company which at the time of such transaction will have a market value of two times the exercise price of the Right.

 Until a Right is exercisable, the holder will have no rights as a shareholder of the Company. At any time after any person or group becomes an Acquiring Person, and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Company may exchange the Rights, other than Rights owned by the Acquiring Person, in whole or in part, at an exchange ratio of one Common Share per Right (subject to adjustment). At any time prior to any person or group becoming an Acquiring Person, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $ .01 per Right. The Rights will expire on October 31, 2008 unless the expiration date is extended or unless the Rights are redeemed or exchanged by the Company prior to expiration.

 NOTE 14.  FUTURES CONTRACTS

 At December 31, 1999, the Company was party to various futures contracts for the purchase of natural gas. The natural gas contracts require the Company to purchase 300,000 decatherms of natural gas during 2000. The delivered price of natural gas varies from $3.085 to $3.169 per decatherm. At December 31, 1999, the Company's futures contracts have no carrying value. The fair value of the contracts and the total deferred gain or loss on the contracts are immaterial at December 31, 1999.

 NOTE 15.  FINANCIAL INSTRUMENTS

 The fair value of the following financial instruments is not materially different from the carrying value: cash and cash equivalents, long-term debt, interest rate agreement, capital leases and futures contracts.

 The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

 Cash and cash equivalents - The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

 Long-term debt - The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.
                                     -44-
 Interest rate agreement - The Company uses an interest rate swap agreement to manage its exposure to interest rate changes. The arrangement is considered a hedge of specific borrowings, and differences paid and received under the swap arrangement are recognized as adjustments to interest expense. Under the agreement, the Company makes payments to a counter-party, that is a major financial institution, at variable rates and in turn receives payments at fixed rates. At December 31, 1999, the Company had outstanding $88.5 million of fixed rate obligations with a weighted average interest rate of 7.35% which were effectively converted to variable rate obligations with an average effective interest rate of approximately 6.6%. The agreement decreased interest expense by $.3 million in 1999.

 The Company may be exposed to losses in the event of nonperformance of the counter-party but does not anticipate such nonperformance.

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

 Products from which Revenue is Derived
 The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility which converts printing and writing grades. The Towel & Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 Measurement of Segment Profit and Assets
 The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
                                     -45-
 Reconciliations
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements.

                                                  1999                 1998                1997
 (ALL DOLLAR AMOUNTS IN THOUSANDS)
 Net sales external customers

     Specialty Paper                       $405,251             $423,473             $415,893
     Printing & Writing                     383,907              376,131              380,479
     Towel & Tissue                         155,471              146,523              136,755
                                           $944,629             $946,127             $933,127

 Net sales intersegment

    Specialty Paper                        $  9,190             $ 13,737             $ 10,448
    Printing & Writing                        3,343                1,595                1,078
    Towel & Tissue                              126                   89                  120
                                           $ 12,659             $ 15,421             $ 11,646

 Operating profit

    Specialty Paper                        $ 21,532             $  47,261            $ 56,942
    Printing & Writing                       40,658                53,613              60,972
    Towel & Tissue                           22,381                24,018              33,706
 Total reportable segment

     operating profit                        84,571               124,892             151,620
     Corporate and eliminations            (  4,925)             (  9,944)           ( 17,289)
     Restructuring/merger expense                 -              ( 42,803)           ( 13,503)
     Interest expense                      ( 11,823)             (  7,683)           (  8,103)
     Other income                               194                 1,339                 864
        Earnings before income taxes       $ 68,017              $ 65,801            $113,589

 Segment assets

    Specialty Paper                        $396,624              $371,986
     Printing & Writing                     309,507               293,509
     Towel & Tissue                         183,103               176,303
     Corporate & unallocated                 47,228                58,351
                                           $936,462              $900,149

 Other Significant Items
                                          Interest Income       Depreciation,        Expenditures
                                                                Depletion and       for Long-Lived
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                              Amortization            Assets
 1999

     Specialty Paper                     $        8             $ 22,978             $ 47,234

     Printing & Writing                          66               15,757               23,023
     Towel & Tissue                               -               14,848                9,652
     Corporate & unallocated                    156                1,429                  710
                                         $      230             $ 55,012             $ 80,619

 1998

     Specialty Paper                     $      166             $ 21,629             $ 25,713

     Printing & Writing                           -               15,549               22,972
     Towel & Tissue                               -               13,374               17,700
     Corporate & unallocated                    237                1,655               10,638
                                         $      403             $ 52,207             $ 77,023

 1997

     Specialty Paper                     $      56              $ 19,712             $ 28,926

     Printing & Writing                          -                15,156               21,086
     Towel & Tissue                              -                11,730               15,156
     Corporate & unallocated                    39                   661                  894
                                         $      95              $ 47,259             $ 66,062

 Company Geographic Data

 The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           1999                 1998                1997
 United States                             $882,108             $887,267             $873,633
 All foreign countries                       62,521               58,860               59,494
                                           $944,629             $946,127             $933,127

 Quarterly Financial Data (Unaudited)
 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   First          Second           Third          Fourth
                                   Qtr.*           Qtr.            Qtr.           Qtr.**          Annual
 1999
 Net sales                     $ 226,441       $ 234,257       $ 245,825       $ 238,106       $  944,629
 Gross profit                     38,663          37,159          33,697          29,579          139,098
 Operating profit                 25,131          17,649          22,539          14,327           79,646
 Net earnings                     14,104           9,727          11,786           6,800           42,417
 Net earnings per share basic  $    0.27       $    0.19       $    0.23       $    0.13       $     0.81

 1998
 Net sales                     $ 237,660       $ 243,636       $ 241,603       $ 223,228       $  946,127
 Gross profit                     46,309          48,687          42,263          37,792          175,051
 Operating profit (loss)       (  11,378)         35,009          33,453          15,061           72,145
 Net earnings (loss)           (   8,238)         20,804          19,611           8,624           40,801
 Net earnings (loss) per
     share basic               (   $0.14)      $    0.36       $    0.34       $    0.16       $     0.73

 1997
 Net sales                     $ 211,892       $ 234,481       $ 248,578       $ 238,176       $  933,127
 Gross profit                     48,606          52,048          54,347          44,662          199,663
 Operating profit                 33,941          36,292          33,563          17,032          120,828
 Net earnings                     19,955          21,336          19,723           4,384           65,398
 Net earnings per share basic  $    0.34       $    0.37       $    0.34       $    0.08       $     1.13

 * In 1998, includes an after-tax expense of $23.4 million ($37.7 million pre-tax) or $.40 per share for restructuring expenses relating to a workforce reduction program and other merger-related costs.

 **In 1998, includes an after-tax expense of $3.2 million ($5.1 million pre-tax) or $.06 per share for restructuring expenses relating to a workforce reduction program and other merger-related costs in 1997, includes an after-tax expense of $13.2 million ($13.5 million pre-tax) or $.23 per share for merger-related expenses.

 Market Prices for Common Shares (Unaudited)
                 1999                                 1998                                1997

                 Prices                              Prices                            Prices
 Qtr.      High       Low      Dividends        High        Low     Dividends     High     Low     Dividends
  1st      $18.00   $13.94       $0.08         $24.00     $18.88     $ - *        $20.50   17.88    $0.0625
  2nd       18.44    12.63        0.08          24.13      20.13     0.14*         19.75   17.55     0.0625
  3rd       18.00    11.94        0.08          22.75      12.13     0.07          25.38   18.75     0.0625
  4th       14.19    10.63        0.08          18.50      12.25     0.07          24.38   19.69     0.0625

 *Due to a change in fiscal years from an August 31 year-end to a December 31 year-end, no dividend was declared in the first quarter of 1998, and two quarterly dividends were declared in the second quarter.

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

 Schedule II - Valuation and Qualifying Accounts
     ($ thousands)
                         Receivable Allowances                                        Other Allowances

                                                                       Allowance
                                           Allow for     Allowance        for
                                           Doubtful         for         Pending       Merger    Restructure
                                TOTAL      ACCOUNTS      DISCOUNTS      CREDITS     ALLOWANCE    ALLOWANCE
 Balance December 31, 1996     $10,473    $3,395      $    688          $ 6,390     $     0    $     0

    Charges to cost and
       expense                  23,935       568         8,920           14,447      13,503           0
    Deductions                 (25,669)   (1,042)       (8,837)         (15,790)    (12,737)          0

 Balance December 31, 1997      $8,739    $2,921      $    771          $ 5,047     $   766     $     0

    Charges to cost and
      expense                   21,180     1,296         8,391           11,493           0      42,803
    Deductions                 (19,857)      (97)       (8,433)         (11,327)       (766)    (39,651)

 Balance December 31, 1998     $10,062    $4,120      $    729          $ 5,213     $     0     $ 3,152

    Charges to cost and
      expense                   15,912       183         8,980            6,749           0           0
    Deductions                 (14,689)     (733)       (8,829)          (5,127)          0      (3,152)

 Balance December 31, 1999    $ 11,285    $3,570      $    880          $ 6,835     $     0     $     0

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 None.
                                     -49-
                                PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the materials set forth in the table on pages 3 and 4 under the caption "Election of Directors" in the Company's proxy statement relating to the 2000 annual meeting of shareholders (the "2000 Proxy Statement"). Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the 2000 Proxy Statement.

 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth in the 2000 Proxy Statement under the caption "Committees and Compensation of Board of Directors - Director Compensation," on pages 5 and 6. Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Compensation of Executive Officers," page 8, through the material set forth under the subcaption, "Pension Plan and Other Benefits," pages 11 and 12 in the 2000 Proxy Statement and (2) the material set forth under the caption "Committee Interlocks and Insider Participation," on page 15 of the 2000 Proxy Statement.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material under the caption "Beneficial Ownership of Common Stock," pages 6, 7 and 8 of the 2000 Proxy Statement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 None.
                                     -50-
                                 PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
 8-K.

 (a)  Documents filed as part of this report.

 (1) The following financial statements are filed as part of this report:

      (i)Consolidated Balance Sheets as of December 31, 1999 and 1998

      (ii)Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

      (iii)Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

       (iv)Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

       (v)Notes to Consolidated Financial Statements

 (2)  Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

     (i)Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999 1998, and 1997 (page 49)

 All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial
 Statements and Notes thereto.
                                     -51-
 (3)  Exhibits

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

    4.3  $138,500,000 Note Purchase Agreement dated August 31, 1999

         (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

    4.4 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank

   10.1 Supplemental Retirement Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.3 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.4 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                     -52-
   10.5 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit
         10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.6 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.7 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.8 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.9 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.10 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's

         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

   10.11 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.12 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.13 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.14 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.15 Incentive Compensation Plan for Executive Officers (1998) (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*
                                     -53-
   10.16 1999 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
   10.17 2000 Incentive Compensation Plan for Executive Officers

   21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

   23.1  Consent of Wipfli Ullrich Bertelson LLP

   27.1  Financial Data Schedule (filed electronically only)

         *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)  Reports on Form 8-K:

          None

                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WAUSAU-MOSINEE PAPER
                                           CORPORATION


 March 30, 2000                            GARY P. PETERSON
                                           Gary P. Peterson
                                           Senior Vice President-
                                           Finance, Secretary and
                                           Treasurer

                                           (On behalf of the Registrant
                                            and as Principal Financial
                                            Officer)
                                     -55-
 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 March 30, 2000


 SAN W. ORR, JR.                   RICHARD L. RADT
 San W. Orr, Jr.                   Richard L. Radt
 Chairman of the Board and CEO     Vice Chairman of the Board
 (Principal Executive Officer)


 RICHARD G. JACOBUS                WALTER ALEXANDER
 Richard G. Jacobus                Walter Alexander
 Director                          Director


 GARY W. FREELS                    DAVID B. SMITH, JR.
 Gary W. Freels                    David B. Smith, Jr.
 Director                          Director


                                   HARRY R. BAKER
                                   Harry R. Baker
                                   Director

                            EXHIBIT INDEX<dagger>
                                  to
                               FORM 10-K
                                  of
                   WAUSAU-MOSINEE PAPER CORPORATION
              for the fiscal year ended December 31, 1999
             Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. <section>232.102(d))

 Exhibit 4.4 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank

 Exhibit 10.17*  2000 Incentive Compensation Plan for Executive Officers

 Exhibit 23.1   Consent of Wipfli Ullrich Bertelson LLP

 Exhibit 27.1   Financial Data Schedule

 <dagger> Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 14 of Form 10-K to which this
          Exhibit Index relates.

 *Executive compensation plans or arrangements.  All plans are sponsored or maintained by the Company unless otherwise noted.
                                     -57-