Form 10-K/A
period 1998-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2000-03-31
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                                     FORM 10-K/A
                                 AMENDMENT NO. 1 TO
    (Mark One)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

                                 EXPLANATORY NOTE

 On December 17, 1997, the Registrant adopted a fiscal year-end reporting period of December 31. This change from the Registrant's August 31 fiscal year-end was effective on December 31, 1997. The purpose of this Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 1998, as filed on March 30, 1998, is to correct Exhibit
 27.1 by filing the Amended Financial Data Schedule attached hereto and to file Exhibit 27.2, Financial Data Schedule for the fiscal year ended December 31, 1997. No other amendment is hereby made to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                              SIGNATURES

 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WAUSAU-MOSINEE PAPER
                                        CORPORATION


 March 30, 2000                         GARY P. PETERSON
                                        Gary P. Peterson
                                        Senior Vice President-Finance,
                                        Secretary and Treasurer