Form 10-Q
period 2000-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2000-05-12
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2000

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

                             Yes   X    No

 The number of common shares outstanding at April 30, 2000 was 51,416,691.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income Three Months Ended
               March 31, 2000 (unaudited)
               and March 31, 1999 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets, March 31, 2000 (unaudited)
               and December 31, 1999 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Three Months
               Ended March 31, 2000 (unaudited)
               and March 31, 1999 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                           3-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     7-10

     Item 3.   Quantitative and Qualitative Disclosures
               about Market Risk                               10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 6.   Exhibits and Reports on Form 8-K             12-14

                  PART I.  FINANCIAL INFORMATION
                                 (i)
 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended
                                            March 31,
 ($ thousands, except per share data
     - unaudited)                        2000           1999
 NET SALES                          $   243,606       $226,441
 Cost of products sold                  214,765        187,778
 Restructuring charge-inventory             599              0
  Total cost of sales                   215,364        187,778

 GROSS PROFIT                            28,242         38,663

 Selling and administrative expenses     19,818         13,532
 Restructuring charge-other              24,401              0
    Total                                44,219         13,532

 OPERATING PROFIT (LOSS)                (15,977)        25,131

 Interest expense                        (3,705)        (2,518)

 Other income/expense, net                   61             (9)

 EARNINGS (LOSS) BEFORE INCOME TAXES    (19,621)        22,604

 Provision (credit) for income taxes     (6,700)         8,500

 NET EARNINGS (LOSS)                  ($ 12,921)       $14,104

 NET EARNINGS (LOSS) PER SHARE BASIC  ($   0.25)       $  0.27

 NET EARNINGS (LOSS) PER SHARE
 DILUTED                              ($   0.25)       $  0.26

 Weighted average shares
 outstanding-basic                   51,416,691     53,188,197

 Weighted average shares
 outstanding-diluted                 51,464,389     53,325,864

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS
 ($ thousands*)                                   MARCH 31, December 31,
                                                    2000         1999
 Assets
 Current assets:
   Cash and cash equivalents                   $     11,073 $     5,397
   Receivables, net                                  89,981      73,977
   Refundable income taxes                            2,059       1,638
   Inventories                                      156,678     155,822
   Deferred income taxes                             23,094      14,747
   Other current assets                               2,018         730
     Total current assets                           284,903     252,311

 Property, plant and equipment, net                 651,001     653,823
 Other assets                                        33,259      30,328

 TOTAL ASSETS                                      $969,163    $936,462

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt                 232         230
   Accounts payable                                  71,547      63,876
   Accrued and other liabilities                     70,015      47,383
     Total current liabilities                      141,794     111,489

 Long-term debt                                     232,291     220,476
 Deferred income taxes                              105,183     103,386
 Postretirement benefits                             60,193      58,885
 Pension                                             34,523      35,019
 Other liabilities                                   14,341      13,447
     Total liabilities                              588,325     542,702
 Stockholders' equity                               380,838     393,760

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $969,163    $936,462

 *The consolidated balance sheet at March 31, 2000 is unaudited.  The
  December 31, 1999 consolidated balance sheet is derived from audited financial statements.
                                 -2-

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Three Months Ended
                                                   March 31,
 ($ thousands - unaudited)                      2000        1999
 Net cash provided by operating activities    $ 5,142      $ 11,011

 Capital expenditures                          (7,195)      (16,382)

 Borrowings under credit agreements            11,874        28,955

 Dividends paid                                (4,113)       (3,753)

 Purchase of company stock                          0       (19,047)

 Proceeds on sale of property, plant and
 equipment                                         24           76

 Other investing and financing activities         (56)          432

     Net increase in cash                     $ 5,676      $  1,292

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 1999, for the company's accounting policies which are pertinent to these statements.

 Note 2. The Company recorded a pretax restructuring charge of $25.0 million in the first quarter of 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs associated with the closure of a paper manufacturing facility in Middletown, Ohio. The shutdown includes $3.6 million in hourly and salaried severance cost and the asset disposition cost includes $21.4 million in related asset write-downs and disposition costs.
                                 -3-
 Note 3. Net income includes expenses, or credits, for stock-based incentive plans calculated by using the average price of the company's stock at the close of the reporting period as if all plans had been exercised on that day. For the three months ended March 31, 2000, these plans resulted in after-tax expense of $651,000 or $0.01 per share, compared to after-tax income of $1,438,000 or $0.03 per share for the same period last year.

 Note 4. Accounts receivable consisted of the following:
      ($ thousands)                              MARCH 31, December 31,
                                                    2000      1999
      Customer Accounts                           $93,047   $82,592
      Misc. Notes and Accounts Receivable           5,834     2,670
                                                   98,881    85,262
      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits         8,900    11,285
      Receivables, Net                            $89,981   $73,977

 Note 5. The various components of inventories were as follows:
      ($ thousands)                              MARCH 31, December 31,
                                                    2000     1999
      Raw Materials and Supplies                 $ 88,044  $ 87,551
      Finished Goods and Work in Process           95,188    93,370
          Subtotal                                183,232   180,921
      Less:  LIFO Reserve                       (  26,554) ( 25,099)
      Net inventories                            $156,678  $155,822

 Note 6. The accumulated depreciation on fixed assets was $490,653,000 as of March 31, 2000 and $477,391,000 as of December 31, 1999.
         The provision for depreciation, amortization and depletion for the three months ended March 31, 2000 and March 31, 1999 was $14,583,000 and $12,698,000, respectively.

 Note 7. Certain legal proceedings are described under Part II, Item 1 of this report.
                                 -4-
 Note 8. Interim Segment Information

 FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
 The Company's operations are classified into three principal reportable segments, the Specialty Paper Group, the Printing & Writing Group and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

 PRODUCTS FROM WHICH REVENUE IS DERIVED
 The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; Jay, Maine; and Middletown, Ohio (facility closing May 15, 2000). The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products and a converting facility which converts printing and writing grades. The Towel & Tissue Group markets a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel &
 Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 RECONCILIATIONS

 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:
                                              Three Months
                                             Ended March 31,
      ($ in thousands-unaudited)            2000          1999
      Net sales external customers
          Specialty Paper                 $109,845      $100,242
          Printing & Writing                94,913        91,236
          Towel & Tissue                    38,848        34,963
                                          $243,606      $226,441
      Net sales intersegment
          Specialty Paper                 $    885      $  3,314
          Printing & Writing                 1,885           310
          Towel & Tissue                         2            15
                                          $  2,772      $  3,639
      Operating profit(loss)(unaudited)
          Specialty Paper                 $  3,682      $  8,626
          Specialty Paper-restructuring
          charge(Note 1)                   (25,000)            0
           Total Specialty Paper           (21,318)        8,626
          Printing & Writing                 7,316        10,960
          Towel & Tissue                     3,985         5,433
      Total reportable segment
          Operating profit(loss)           (10,017)       25,019
      Corporate & eliminations              (5,960)          112
      Interest expense                      (3,705)       (2,518)
      Other income/expense                      61      (      9)
      Earnings(Loss) before income taxes  ($19,621)     $ 22,604

                                 -5-

      ($ in thousands-unaudited)            MARCH 31,        December 31,
                                              2000               1999
      Segment Assets
          Specialty Paper                   $408,748          $396,624
          Printing & Writing                 311,258           309,507
          Towel & Tissue                     185,252           183,103
          Corporate & Unallocated*            63,905            47,228
                                            $969,163          $936,462

       *Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended March 31, 2000, net sales for the company were $243.6 million, an increase of 8% over last year's first quarter net sales of $226.4 million. Selling prices were up for all Groups with increases ranging from 4 to 6%. Total tons shipped were 207,000 tons and increased by 1% or 2,000 tons company-wide over the first quarter of 1999.

 The Specialty Paper Group's net sales increased 10% in the first quarter of 2000 compared to the first quarter of 1999. This increase was due to increased selling prices and tons shipped.
 Total tons shipped were 93,500 tons in the first quarter of 2000 compared to 90,800 tons last year. The order backlogs in the Specialty Paper Group were 26,000 tons as of March 31, 2000.

 First quarter net sales in the Printing & Writing Group increased 4% from the comparable quarter in 1999. Shipments were 84,300 tons and were 3% lower than in 1999. Shipments were lower due mainly to the sale of the school papers business on January 2, 2000. School papers business shipments were approximately 3,600 ton in the first quarter of 1999. While shipments were lower, selling prices increased approximately 5% over the first quarter of 1999. Improved selling prices and product mix offset any losses due to volume and resulted in overall increased sales.

 Net sales for the first quarter of 2000 increased 11% over the first quarter of 1999 for the Towel & Tissue Group. Shipments increased to 29,200 tons and represented a new record for first quarter sales. Selling prices also increased by approximately 6% in the first quarter of 2000 compared to the first quarter last year.

 GROSS PROFIT

 Gross profit for the three months ended March 31, 2000 was $28.2 million or 11.6% of net sales, compared to last year's gross profit of $38.7 million or 17.1% of net sales. The decline in gross profit margin quarter over quarter is principally due to raw material costs increasing at a greater rate than product selling prices. Pulp costs have increased by approximately $140 per ton while wastepaper prices have more than doubled from quarter to quarter. While wastepaper prices have recently stabilized, pulp costs increased by approximately $40 per ton on April 1, 2000. Increasing raw material costs continue to keep pressure on gross profit margins and will negatively impact the Company's gross profit if the increased costs are not recovered through higher selling prices.

 The Specialty Paper Group's gross profit margin decreased from 13.4% of net sales in 1999 to 8.1% this year. The Rhinelander mill experienced a small amount of downtime in the first quarter of 2000 compared to no downtime in the first quarter of 1999. Total Group production was

 94,000 tons in the first quarter of 2000 compared to 96,000 tons in 1999.

 * Matters discussed in this report with respect to the Company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."
                                 -7-
 Paper mill paper inventories at March 31, 2000 were approximately 33,000 tons and had increased 3% over the level at March 31, 1999. Customer order backlogs have remained stable quarter over quarter.

 The Printing & Writing Group's gross profit for the first quarter of 2000 was 13.1% of net sales compared to 17.8% of net sales in the same period last year. Total production for the paper mills was down 2,000 tons or 3% in the first quarter of 2000 compared to last year's first quarter. Operational issues, which have since been corrected at both mill sites, were the main cause for the production declines. The Group also sold the school paper business on January 2, 2000 and is renovating that site to a converting support facility for the fine paper business. Inventory levels and customer backlogs have remained similar quarter over quarter for the ongoing businesses.

 The gross profit for the Towel & Tissue Group was 18.6% for the three months ended March 31, 2000 compared to 24.7% last year's first quarter. Shipments increased by 6% to an all time first quarter record of 29,200 tons. Increased raw material costs, mainly wastepaper, was the principal factor for the margin decline. The increase in raw material costs far exceeded the increase gains in volume and product selling prices. Inventory levels of finished products increased by 2,000 tons and should be reduced during the second and third quarters as business seasonally increases. Customer order backlogs have remained relatively constant quarter over quarter.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses, excluding the first quarter 2000 restructuring charge discussed below, were $19.8 million in the first quarter of 2000, compared to $13.5 million last year. Expense for incentive compensation programs based on the market price of the Company's stock was $1.0 million in 2000, compared to income of $2.3 million for the same period a year ago. In addition, an expense of $2.7 million was recorded for the first quarter of 2000 for costs associated with the resignation of the Company's President and Chief Executive Officer. These two items accounted for $6.1 million of the change in expenses quarter over quarter.

 RESTRUCTURING CHARGE

 In March of 2000, the Company announced the planned closure of its Sorg facility on May 15, 2000. In accordance with the closure, the Company recorded a pre-tax restructuring charge of $25.0 million in the first quarter of 2000. This charge was classified as $24.4 million in operating expenses and $0.6 million in cost of sales. The closure costs include $3.6 million in hourly and salaried severance cost and $21.4 million in related asset write-downs and disposition costs.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the three months ended March 31, 2000, cash provided by operations was $5.1 million compared to $11.0 million in the first quarter of the last year. Reduced operational earnings offset by the change in the non cash
                                 -8-
 charges principally account for the change in cash flow quarter over quarter.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $7.2 million for the first quarter ended March 31, 2000, compared to $16.4 million for the same period last year.

 During the first three months of 2000, the Rhinelander mill spent $6.2 million on the High Performance Liner (HPL) project. The HPL project is on schedule and is expected to be completed in September of 2000.

 FINANCING

 Total current and long-term debt increased for the three months ended March 31, 2000 to $232.5 million. The increase in total debt from December 1999 is due in part from capital expenditures and dividends paid.

 Interest expense was $3.7 million in the first quarter of 2000 compared to $2.5 million in the same period of 1999. The increase in interest expense is the result of higher funded debt levels in 2000 compared to 1999 and an increase in interest rates from last year.

 Cash provided by operations and the borrowing capacity are expected to meet capital needs and dividends. The company has approximately $125 million of borrowings available from existing bank facilities as of March 31, 2000.

 COMMON STOCK REPURCHASE

 In April, 2000, the Board of Directors increased the number of shares covered by its August, 1998 stock repurchase authorization by 2,571,000 shares. This brought the total remaining authority to 2,788,000 shares as of April 20, 2000. There were no stock repurchases in the first quarter of 2000 compared to 1,335,326 shares in the first quarter of 1999.

 DIVIDENDS

 A dividend declared in December, 1999, of $.08 per share was paid February 14, 2000 to shareholders of record as of January 31, 2000. At the April 20, 2000 meeting, the Board of Directors approved a 6% increase in the cash dividend. The quarterly cash dividend of $.085 per share is payable May 17, 2000 to stockholders of record as of May 3, 2000.

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the
                                 -9-
 forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials, competitive pricing in the markets served by the Company as a result of economic conditions or overcapacity in the industry, manufacturing problems at Company facilities and various other matters. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in
 Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.
                                 -10-
                    PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 RECENT DEVELOPMENTS CONCERNING ANTITRUST LITIGATION.

 In March and April, 2000, the Company entered into settlement agreements with the Attorneys General of the States of Florida, New York, Maryland, and West Virginia concerning the litigation which began in 1997, when the Attorney Generalof the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including the Company's wholly owned subsidiary, Bay West Paper Corporation. The lawsuit alleged a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. The settlement agreements provide for the Company to make cash payments and provide certain Bay West towel and tissue products. The cost of the settlements is not material to the Company.

 The federal lawsuit filed by the Attorney General of the State of Kansas is proceeding as do numerous class action suits which were filed by private direct purchasers of commercial sanitary paper products in various federal district courts throughout the country.
 In addition, other indirect purchasers of sanitary commercial paper products have filed class action lawsuits in various state courts alleging a conspiracy to fix prices under state antitrust laws. No class has been certified in the state actions. In March, 2000, the plaintiff in the indirect purchaser suit filed in Wisconsin agreed to dismiss its claims and class certification was denied to the plaintiff in an indirect purchaser claim brought in Minnesota state court. Proceedings in the remaining actions are in various stages. In the opinion of management, the Company has not violated any antitrust laws. The Company is vigorously defending these claims.
                                 -11-
 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

      4.4 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

     10.1 Supplemental Retirement Plan, as last amended March 4, 1999 (incorporated by reference to
                    Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                    -12-
     10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.3           1988 Management Incentive Plan, as last
                    amended March 4, 1999 (incorporated by
                    reference to Exhibit 10.5 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

     10.12 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999
                    (incorporated by reference to
                                 -13-
                    Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

     10.16 1999 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.17 2000 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

     10.22          Former President and CEO Severance Agreement

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



 May 12, 2000            GARY P. PETERSON

                         Gary P. Peterson
                         Senior Vice President-Finance,
                         Secretary and Treasurer

                         (On behalf of the Registrant and as
                         Principal Financial Officer)
                                 -15-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))

 Exhibit 10.22  Former President and CEO Severance Agreement

 Exhibit 27.1   Financial Data Schedule