Form 10-Q
period 2000-06-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 2000-08-11
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2000
                                OR

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

                             Yes   X    No

 The number of common shares outstanding at July 31, 2000 was 51,356,391.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES
                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Six Months Ended
               June 30, 2000 (unaudited) and
               June 30, 1999 (unaudited)                        1

               Condensed Consolidated Balance
               Sheets, June 30, 2000 (unaudited)
               and December 31, 1999 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 2000 (unaudited)
               and June 30, 1999 (unaudited)                    3

               Notes to Condensed Consolidated
               Financial Statements (unaudited)               3-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     7-10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                         12

     Item 6.   Exhibits and Reports on Form 8-K             12-15
                                  (i)
                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME


                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
 ($ thousands, except per share            2000      1999       2000         1999
    data - unaudited)
 NET SALES                             $  245,214 $  234,257 $  488,820  $ 460,698
 Cost of products sold                    213,329    197,098    428,094    384,876
 Restructuring charge-inventory                 0          0        599          0
   Total cost of sales                    213,329    197,098    428,693    384,876

 GROSS PROFIT                              31,885     37,159     60,127     75,822

 Selling and administrative expenses       15,747     16,648     34,524     32,487
 Stock-based incentive plan (income)
  expense                                  (2,094)     2,862     (1,053)       555
 Restructuring charge-other                     0          0     24,401          0
  Total                                    13,653     19,510     57,872     33,042

 OPERATING PROFIT                          18,232     17,649      2,255     42,780

 Interest expense                          (3,743)    (2,572)    (7,448)    (5,090)

 Other income (expense), net               (2,021)       550     (1,960)       541

 EARNINGS (LOSS) BEFORE INCOME TAXES       12,468     15,627     (7,153)    38,231

 Provision (credit) for income taxes        4,670      5,900     (2,030)    14,400

 NET EARNINGS (LOSS)                   $    7,798 $    9,727 ($   5,123) $  23,831

 NET EARNINGS (LOSS) PER SHARE BASIC   $     0.15 $     0.19 ($    0.10) $    0.45

 NET EARNINGS (LOSS) PER SHARE DILUTED $     0.15 $     0.19 ($    0.10) $    0.45

 Weighted average shares
  outstanding-basic                    51,398,137 52,281,972 51,407,414  52,732,581

 Weighted average shares
   outstanding-diluted                 51,424,283 52,357,312 51,446,100  52,877,053

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS

 ($ thousands*)                                   JUNE 30,   December 31,
                                                      2000       1999
 Assets
 Current assets:
   Cash and cash equivalents                     $    1,328 $    5,397
   Receivables, net                                  86,877     73,977
   Refundable income taxes                            1,570      1,638
   Inventories                                      157,304    155,822
   Deferred income taxes                             22,203     14,747
   Other current assets                               2,323        730
     Total current assets                           271,605    252,311

 Property, plant and equipment, net                 658,566    653,823
 Other assets                                        34,150     30,328

 TOTAL ASSETS                                    $  964,321 $  936,462

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt          $      235 $      230
   Accounts payable                                  68,711     63,876
   Accrued and other liabilities                     71,607     47,383
     Total current liabilities                      140,553    111,489

 Long-term debt                                     229,236    220,476
 Deferred income taxes                              107,052    103,386
 Postretirement benefits                             60,320     58,885
 Pension                                             33,388     35,019
 Other liabilities                                   14,436     13,447
     Total liabilities                              584,985    542,702
 Stockholders' equity                               379,336    393,760

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  964,321 $  936,462

 *The consolidated balance sheet at June 30, 2000 is unaudited. The December 31, 1999 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                                     June 30,
 ($ thousands - unaudited)                        2000       1999
 Net cash provided by operating activities    $ 31,174      $ 34,210

 Capital expenditures                          (35,030)      (40,311)

 Borrowings under credit agreements              8,878        32,431

 Dividends paid                                 (8,484)       (7,937)

 Purchase of Company stock                        (565)      (20,904)

 Proceeds on sale of property, plant and
  equipment                                         71           729

 Other investing and financing activities         (113)          503

     Net decrease in cash                    ($  4,069)    ($  1,279)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

 Note 1. The accompanying unaudited condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 1999 for the Company's accounting policies which are pertinent to these statements.

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

 Note 3.  The following table provides earnings and per share data for the Company:
      ($ thousands, except per share amounts)
                                        Three Months             Six Months
                                        Ended June 30,          Ended June 30,
                                        2000       1999       2000         1999
      Basic diluted income available
         to shareholders (numerator)
      Net earnings(loss)                 $7,798      $9,727      ($5,123)    $23,831

      Shares (denominator)
      Average shares outstanding     51,398,137  52,281,972   51,407,414  52,732,581
      Dilutive securities:
        Stock option plans               26,146      75,340       38,686     144,472
          Total                      51,424,283  52,357,312   51,446,100  52,877,053

      Basic per share amounts:
        Net earnings (loss)             $  0.15     $  0.19     ($  0.10)  $    0.45
      Diluted per share amounts:
        Net earnings (loss)             $  0.15     $  0.19     ($  0.10)  $    0.45

 Note 4. Accounts receivable consisted of the following:

      ($ thousands)                                    JUNE 30,         December 31,
                                                         2000              1999
      Customer Accounts                                $94,390           $82,592
      Misc. Notes and Accounts Receivable                4,283             2,670
                                                        98,673            85,262

      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits             11,796            11,285
      Receivables, Net                                 $86,877           $73,977

 Note 5. The various components of inventories were as follows:

      ($ thousands)                                JUNE 30,        December 31,
                                                     2000              1999
      Raw Materials and Supplies                 $  85,498          $  87,551
      Finished Goods and Work in Process           101,396             93,370
          Subtotal                                 186,894            180,921
      Less:  LIFO Reserve                          (29,590)           (25,099)
      Net inventories                            $ 157,304          $ 155,822

 Note 6. The accumulated depreciation on fixed assets was $503,025,000 as of June 30, 2000 and $477,391,000 as of December 31, 1999.
         The provision for depreciation, amortization and depletion for the six months ended June 30, 2000 and June 30, 1999 was $29,174,000 and $24,793,000, respectively.

 Note 7. For the three months ended June 30, 2000, the Company recorded a provision in the amount of $2.0 million to cover the cost of antitrust litigation settlement expenses. This litigation is described under Part II, Item 1 of this report.

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

 PRODUCTS FROM WHICH REVENUE IS DERIVED
 The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility which converts printing and writing grades. The Towel & Tissue Group markets a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 RECONCILIATIONS

 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:
                                            Three Months       Six Months
                                            Ended June 30,    Ended June 30,
      ($ thousands-unaudited)              2000       1999      2000     1999
      Net sales external customers
          Specialty Paper              $104,163  $  97,268    $214,008  $ 197,510
          Printing & Writing             98,430     98,548     193,343    189,784
          Towel & Tissue                 42,621     38,441      81,469     73,404
                                       $245,214  $ 234,257    $488,820  $ 460,698
      Net sales intersegment
          Specialty Paper              $    561  $   3,832    $  1,446  $   7,146
          Printing & Writing              1,788        570       3,673        880
          Towel & Tissue                     20         83          22         98
                                       $  2,369  $   4,485    $  5,141  $    8,124
      Operating profit (loss)
          Specialty Paper              $  5,200  $   5,195    $  8,882  $   13,821
          Specialty Paper-restructuring
          charge (Note 2)                     0          0     (25,000)          0
            Total Specialty Paper         5,200      5,195     (16,118)     13,821
          Printing & Writing              7,986     11,154      15,302      22,114
          Towel & Tissue                  5,280      6,335       9,265      11,768
      Total reportable segment
          operating profit               18,466     22,684       8,449      47,703
      Corporate & eliminations             (234)    (5,035)     (6,194)     (4,923)
      Interest expense                   (3,743)    (2,572)     (7,448)     (5,090)
      Other income/expense               (2,021)       550      (1,960)        541
      Earnings (loss) before
         income taxes                  $ 12,468  $  15,627    ($ 7,153) $   38,231

      ($ thousands-unaudited)        JUNE 30,      December 31,
                                       2000           1999
      Segment Assets
          Specialty Paper             $411,043     $ 396,624
          Printing & Writing           313,731       309,507
          Towel & Tissue               186,011       183,103
          Corporate & Unallocated*      53,536        47,228
                                      $964,321     $ 936,462

       *Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended June 30, 2000, net sales for the Company were $245.2 million, an increase of 5% from the prior year's second quarter net sales of $234.3 million. The total tons shipped from ongoing operations for both quarters were similar with 192,505 tons in 2000 and 194,480 tons in 1999. For the first six-months of 2000, net sales were $488.8 million compared to $460.7 million in 1999, an increase of 6%. Sales volume remained relatively constant for the ongoing operations of the Company's Specialty Paper Group and the Printing & Writing Group, while it increased 5% at the Towel & Tissue group.

 Net sales for the Specialty Paper Group were $104.2 million compared to $97.3 million for the second quarters of 2000 and 1999, respectively. Total tons shipped were 85,600, a decrease of 4% from the second quarter of 1999. The reduction in shipping volume was primarily due to the closure of The Sorg Paper Company on May 15, 2000. Although the tons shipped declined quarter-over-quarter, a combination of higher average selling prices and product mix changes resulted in increased net sales. For the first six months of 2000, the Specialty Paper Group sales were $214.0 million compared to $197.5 million for the same six month period in 1999, an increase of 8%. Shipment volume was 168,000 tons in the first six months of 2000 and was down 7% from the comparable period in 1999. However, improved selling price and mix changes offset volume decreases experienced on a year-over-year basis. As discussed in the quarter-over-quarter comparison, the reduction in the tons shipped was primarily due to the closure of The Sorg Paper Company.

 Second quarter sales for the Printing & Writing Group were similar for both 2000 and 1999 at $98.4 million and $98.5 million, respectively. Shipments decreased 8% to 86,300 tons in the second quarter of 2000 compared to 93,800 tons in the second quarter of 1999. The volume decline was principally offset by improved average selling price and product mix changes. Printing & Writing Group sales for the first half of 2000 increased 2% over the first half of 1999 at $193.3 million and $189.8 million, respectively, while shipment volume decreased 5% to 170,600 tons for the same period. For both the quarter and year-to-date comparisons, volume declines were due mainly to the discontinuance of the school papers business which was sold on January 2, 2000.

 * Matters discussed in this report with respect to the Company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."
                                  -7-
 The Towel & Tissue Group's second quarter 2000 sales were $42.6 million or 11% higher than second quarter sales in 1999 of $38.4 million.
 While volume increased 3% to 31,400 tons in the second quarter of 2000 compared to the second quarter of 1999, the average selling price combined with improved product mix increased net sales. Year-to-date sales for the Towel & Tissue Group increased 11% to $81.5 million in 2000 compared to $73.4 million in 1999. Increasing average selling prices and volume gains of approximately 5% have contributed to the increased net sales in 2000.

 Order backlog for ongoing operations of 30,960 tons at June 30, 2000 is down from the 37,790 tons at June 30, 1999. The decline is reflected in all operating groups and indicates a more pronounced seasonal softening of demand. The Company believes backlog totals do not entirely indicate the strength of its business, since a substantial percentage of orders are shipped out of inventory promptly upon receipt.

 GROSS PROFIT

 Gross profit for the three months ended June 30, 2000 was $31.9 million or 13.0% of net sales, compared to gross profit for the same period of 1999 of $37.2 million or 15.9% of net sales. The decline in gross profit margin from 1999 is due primarily to higher average pulp, pulpwood and wastepaper prices, as well as higher energy costs than one year ago. Six month year to date margins for 2000 declined by 4.2 percentage points as a result of similar business conditions to the quarterly comparison. Continuing increases in raw material costs may result in lower gross profit margins for the Company if the increased costs are not recovered through higher selling prices.

 The Specialty Paper Group's gross profit margin decreased from 10.4% of net sales in the second quarter of 1999 to 9.5% this year. For the first six months of 2000 gross profit margins were 8.5% for the Specialty Paper Group, compared to 11.9% in the prior year's first six months. This decline in margins was principally due to higher pulp costs and increased other raw material costs, partially offset by higher average selling prices and overall cost reduction initiatives.

 The Printing & Writing Group's gross profit margin for the second quarter of 2000 was 13.1% compared to 17.1% for the prior year. For the first six months of 2000 gross profit margin was 13.1% compared to 17.4% for 1999. The decline in margin was due primarily to higher market pulp and natural gas pricing. These unfavorable pressures were slightly offset by product sales mix enhancements, increased product pricing and cost reduction initiatives.

 The gross profit margin for the Towel & Tissue Group was 20.7% for the second quarter of 2000, a decrease of 4.5 percentage points from the prior year's gross margin of 25.2%. For the first six months of 2000 the Group's gross profit margin declined to 19.7% compared to 25.0% in 1999. Total shipments increased 3% in the second quarter and 5% in the first six months of 2000 compared to the same periods last year.
 Volume increases along with improved production levels, cost reduction initiatives and higher average selling prices favorably impacted gross profit margins for both the second quarter and the first half of 2000. However, increased wastepaper costs during both comparative periods resulted in overall lower gross profit margins.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended June 30, 2000 were $13.7 million compared to $19.5 million in the same period in 1999. Adjustments for incentive compensation programs based on the market price of the Company's stock accounted for $5.0 million of the quarter over quarter variance as income of $2.1 million was recorded for the current quarter compared to an expense adjustment of $2.9 million in the second quarter of 1999. The balance of the decrease in expense is attributable to ongoing cost reduction efforts and reduced incentive compensation.

 For the six months ended June 30, 2000, selling and administrative expenses, excluding the first quarter 2000 restructuring charge, were $33.5 million compared to $33.0 million in the first half of 1999. Income for stock incentive programs was $1.1 million in 2000 compared to expense of $0.6 million in 1999. The year-to-date increase was due to a first quarter of 2000 expense of $2.7 million that was recorded for costs associated with the resignation of the Company's President and Chief Executive Officer offset by ongoing cost reduction efforts and reduced incentive compensation expense.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the six months ended June 30, 2000, cash provided by operations was $31.2 million, compared to $34.2 million for the same period of 1999. The decrease in operating cash flows was principally due to reduced current year earnings and overall increases in working capital needs.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $35.0 million for the six months ended June 30, 2000, compared to $40.3 million for the same period last year.

 During the first six months of 2000, the Specialty Paper Group spent $15.8 million on the High Performance Liner (HPL) project at the Rhinelander mill. The HPL project is on schedule and is expected to be completed in September of 2000. In addition, $4.5 million was spent at the Mosinee mill on Cluster Rule Compliance projects. The Printing & Writing Group spent $1.3 million on a fiber optimization project at the Groveton mill, as well as $.9 million on Cluster Rule Compliance and $1.1 million on a dryend upgrade project at the Brokaw mill during the first six months of 2000.

 FINANCING

 Total current and long-term debt increased for the six months ended June 30, 2000 to $229.5 million. The increase in total debt from December 1999 is principally due to the increase in working capital needs from year-end.
                                  -9-
 Interest expense was $3.7 million in the second quarter of 2000 compared to $2.6 million in the same period of 1999. The increase in interest expense is the result of higher funded debt levels and higher borrowing rates in 2000 compared to 1999.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. The Company has approximately $128 million in borrowings available from existing bank facilities as of June 30, 2000.

 COMMON STOCK REPURCHASE

 In April 2000, the Board of Directors increased the number of shares covered by its August 1998 stock repurchase authorization by 2,571,000 shares. This brought the total remaining authority to 2,788,974 shares as of April 20, 2000. During the second quarter, 60,300 shares of the Company's stock was repurchased leaving 2,728,674 shares under authorization.

 DIVIDENDS

 A dividend declared in December, 1999, of $.08 per share was paid February 14, 2000. At the April 20, 2000 meeting, the Board of Directors approved a 6% increase in the cash dividend. The quarterly cash dividend of $.085 per share was paid on May 17, 2000. On June 22, 2000, the Board of Directors declared a quarterly cash dividend of $.085 payable August 16, 2000 to shareholders of record on August 2, 2000.

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials, competitive pricing in the markets served by the Company as a result of economic conditions or overcapacity in the industry, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.
                                  -10-
                    PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 RECENT DEVELOPMENTS CONCERNING ANTITRUST LITIGATION.

 In March and April, 2000, the Company's subsidiary, Bay West Paper Corporation ("Bay West"), entered into settlement agreements, without any admission of liability, with the Attorneys General of the States of Florida, New York, Maryland, and West Virginia concerning the litigation which began in 1997, when the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including Bay West. The lawsuit alleged a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. The settlement agreements provide for the Company to make cash payments and provide certain Bay West towel and tissue products. The cost of the settlements is not material to the Company. The federal lawsuit filed by the Attorney General of the State of Kansas was dismissed and no further action has been taken by the State of Kansas.

 Bay West, along with the other defendants, has entered into a settlement agreement, without any admission of liability, in the class action suits filed by private direct purchasers of commercial sanitary paper products. These separate class actions were consolidated for trial in the United States District Court for the Northern District of Florida. The settlement agreement is subject to approval by the court and the plaintiff class. The Company expects that such approval will be forthcoming and took a one-time pre-tax charge of $2.0 million in the second quarter of 2000 to cover the cost of the settlement and other expenses related to the litigation.

 Bay West, along with the other defendants, has also entered into settlement discussions with respect to claims in California and Tennessee by indirect purchasers of sanitary commercial paper products under state antitrust law. The Company expects that the amount of any settlement would not be material to the Company as, in the opinion of management, Bay West has not violated any antitrust laws.

 In March, 2000, the plaintiff in the indirect purchaser suit filed in Wisconsin agreed to dismiss its claims. Class certification was denied to the plaintiff in an indirect purchaser claim brought in Minnesota state court and that action was dismissed in May, 2000.
                                  -11-

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of shareholders of the Company was held on April 20, 2000.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

              MATTER                                SHARES VOTED
                                                                            Broker
                                 FOR     AGAINST     WITHHELD    ABSTAIN    NON-VOTE
 1. Election of Class I
    Directors
  (a)  Walter Alexander      46,658,647    N/A      1,472,621      N/A         0

  (b)  San W. Orr, Jr.       43,444,129    N/A      4,687,139      N/A         0

  (c) David B. Smith, Jr.    46,884,814    N/A      1,246,454      N/A         0

 2. Approval of the          47,932,143  97,877         N/A      101,248       0
    appointment of Wipfli
    Ullrich Bertelson LLP as
    independent auditors for
    the year ending December
    31, 2000

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

       4.1 Rights Agreement, dated as of October 21, 1998, between the Company and Harris Trust and Savings Bank, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B
                                 -12-
               (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 21,
               1998)

       4.2 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto
               (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

       4.3 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

       4.4 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

      10.1 Supplemental Retirement Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.3 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.4 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.5 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.6 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.7 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                  -13-
      10.8 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1998)*

      10.9 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.10 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.11 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1998)*

     10.12 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1998)*

     10.13 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.14 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1998)*

     10.15 Incentive Compensation Plan for Executive Officers (1998) (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.16 1999 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.17 2000 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)*

     10.22     Former President and CEO Severance Agreement*

      21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
                                  -14-
      27.1 Financial Data Schedule (filed electronically only) *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)Reports on Form 8-K:

 None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER CORPORATION



 August 11, 2000              GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                  -16-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE