Form 10-Q
period 2000-09-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 2000-11-13
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000
                                OR

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

                             Yes   X    No

 The number of common shares outstanding at October 31, 2000 was 51,266,391.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES

                               INDEX
                                                            PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Nine Months Ended
               September 30, 2000 (unaudited) and
               September 30, 1999 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets, September 30, 2000 (unaudited)
               and December 31, 1999 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Nine Months
               Ended September 30, 2000 (unaudited)
               and September 30, 1999 (unaudited)               3

               Notes to Condensed Consolidated
               Financial Statements                           3-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     7-10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               12

     Item 6.   Exhibits and Reports on Form 8-K             13-15
                                   (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
 ($ thousands, except per share data - unaudited)   2000      1999           2000     1999
 NET SALES                                     $  240,685 $  245,825  $   729,505 $  706,523
 Cost of products sold                            214,848    212,128      642,942    597,004
 Restructuring charge-inventory                         0          0          599          0
  Total cost of sales                             214,848    212,128      643,541    597,004

 GROSS PROFIT                                      25,837     33,697       85,964    109,519

 Selling and administrative expenses               14,157     15,343       48,681     47,830
 Stock-based incentive plan income                   (205)    (4,185)      (1,258)    (3,630)
 Restructuring charge-other                             0          0       24,401          0
  Total                                            13,952     11,158       71,824     44,200

 OPERATING PROFIT                                  11,885     22,539       14,140     65,319

 Interest expense                                  (3,942)    (3,224)     (11,390)    (8,314)

 Other income (expense), net                         (357)      (439)      (2,317)       102

 EARNINGS BEFORE INCOME TAXES                       7,586     18,876          433     57,107

 Provision for income taxes                         2,840      7,090          810     21,490

 NET EARNINGS (LOSS)                           $    4,746 $   11,786  ($      377) $  35,617

 NET EARNINGS (LOSS) PER SHARE BASIC           $     0.09 $     0.23  ($     0.01)      0.68

 NET EARNINGS (LOSS) PER SHARE DILUTED         $     0.09 $     0.23  ($     0.01) $    0.68

 Weighted average shares outstanding-basic     51,332,587 52,185,355  51,382,290  52,548,168

 Weighted average shares outstanding-diluted   51,334,080 52,287,101  51,407,413  52,661,620

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS
 ($ thousands*)                                   SEPTEMBER 30, December 31,
                                                      2000       1999
 Assets
 Current assets:
   Cash and cash equivalents                    $     4,436 $    5,397
   Receivables, net                                  83,692     73,977
   Refundable income taxes                                0      1,638
   Inventories                                      154,810    155,822
   Deferred income taxes                             21,930     14,747
   Other current assets                               2,103        730
     Total current assets                           266,971    252,311

 Property, plant and equipment, net                 674,821    653,823
 Other assets                                        34,408     30,328

 TOTAL ASSETS                                      $976,200 $  936,462

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt         $       238 $      230
   Accounts payable                                  63,587     63,876
   Accrued and other liabilities                     67,359     47,383
     Total current liabilities                      131,184    111,489

 Long-term debt                                     251,002    220,476
 Deferred income taxes                              105,283    103,386
 Postretirement benefits                             59,824     58,885
 Pension                                             30,727     35,019
 Other liabilities                                   14,446     13,447
     Total liabilities                              592,466    542,702
 Stockholders' equity                               383,734    393,760

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   976,200 $  936,462

 *The consolidated balance sheet at September 30, 2000 is unaudited.
  The December 31, 1999 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended
                                                  September 30,
 ($ thousands - unaudited)                      2000        1999
 Net cash provided by operating activities   $  48,030    $  54,654

 Capital expenditures                          (65,898)     (62,748)

 Borrowings under credit agreements             30,698       49,031

 Dividends paid                                (12,849)     (12,120)

 Purchase of company stock                        (913)     (29,953)

 Proceeds on sale of property, plant and
  equipment                                        142          738

 Other investing and financing activities         (171)         443

      Net increase (decrease) in cash       ($     961)   $      45

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

 Note 3.  The following table provides earnings and per share data for the Company:
      ($ thousands, except per share amounts)
                                           Three Months                   Nine Months
                                         Ended September 30,          Ended September 30,
                                          2000        1999             2000        1999
      Basic diluted income available
         to shareholders (numerator)
      Net earnings (loss)                 $4,746      $11,786          ($377)    $35,617

      Shares (denominator)
      Average shares outstanding      51,332,587   52,185,355     51,382,290  52,548,168
      Dilutive securities:
        Stock option plans                 1,493      101,746         25,123     113,452
          Total                       51,334,080   52,287,101     51,407,413  52,661,620

      Basic per share amounts:
        Net earnings (loss)              $  0.09      $  0.23       ($  0.01)  $    0.68
      Diluted per share amounts:
        Net earnings (loss)              $  0.09      $  0.23       ($  0.01)  $    0.68

 Note 4.  Accounts receivable consisted of the following:
 ($ thousands)                                     SEPTEMBER 30,      December 31,
                                                       2000               1999
      Customer Accounts                              $94,788            $82,592
      Misc. Notes and Accounts Receivable              2,244              2,670
         Subtotal                                     97,032             85,262

      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits           13,340             11,285
      Receivables, Net                               $83,692            $73,977

 Note 5.  The various components of inventories were as follows:
 ($ thousands)                                   SEPTEMBER 30,      December 31,
                                                     2000               1999
      Raw Materials and Supplies                  $ 87,807          $  87,551
      Finished Goods and Work in Process            96,064             93,370
          Subtotal                                 183,871            180,921
      Less:  LIFO Reserve                       (   29,061)        (   25,099)
      Net inventories                             $154,810           $155,822

 Note 6. The accumulated depreciation on fixed assets was $510,551,000 as of September 30, 2000 and $477,391,000 as of December 31, 1999. The provision for depreciation,
                                 -4-
          amortization and depletion for the nine months ended September 30, 2000 and September 30, 1999 was $43,703,000 and
          $38,829,000, respectively.

 Note 7.  Interim Segment Information
 FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
 The Company's operations are classified into three principal reportable segments, the Specialty Paper Group, the Printing & Writing Group and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

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

      RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:
                                       Three Months         Nine Months
                                      Ended Sept. 30,      Ended Sept. 30,
      ($ in thousands-unaudited)      2000       1999       2000     1999
      Net sales external customers
          Specialty Paper          $  97,891  $103,549    $311,899  $301,059
          Printing & Writing          95,299   100,091     288,642   289,875
          Towel & Tissue              47,495    42,185     128,964   115,589
                                    $240,685  $245,825    $729,505  $706,523
      Net sales intersegment
          Specialty Paper          $     205  $  1,638    $  1,651  $  8,784
          Printing & Writing           2,012     1,004       5,685     1,884
          Towel & Tissue                   0         3          22       101
                                   $   2,217  $  2,645    $  7,358  $ 10,769
                                 -5-
      Operating profit (loss)
          Specialty Paper            $ 2,368  $  1,850    $ 11,250  $ 15,671
          Specialty Paper-restruc-
            turing charge (Note 2)         0         0     (25,000)        0
            Total Specialty Paper      2,368     1,850     (13,750)   15,671
          Printing & Writing           3,316    11,849      18,618    33,963
          Towel & Tissue               7,246     6,421      16,511    18,189
      Total reportable segment
          operating profit            12,930    20,120      21,379    67,823
      Corporate & eliminations        (1,045)    2,419      (7,239)   (2,504)
      Interest expense                (3,942)   (3,224)    (11,390)   (8,314)
      Other income (expense)            (357)     (439)     (2,317)      102
      Earnings before income taxes   $ 7,586  $ 18,876    $    433  $ 57,107

                                       SEPTEMBER 30,   December 31,
        ($ in thousands-unaudited)         2000           1999
      Segment Assets
          Specialty Paper               $ 422,919      $ 396,624
          Printing & Writing              314,515        309,507
          Towel & Tissue                  184,859        183,103
          Corporate & Unallocated*         53,907         47,228
                                        $ 976,200      $ 936,462

       *Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

                                 -6-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended September 30, 2000, net sales for the company were $240.7 million, a decrease of 2% from the prior year's third quarter net sales of $245.8 million. The total tons shipped for the three months ended September 30, 2000 were 200,500 tons, a decrease of 8% from the prior year's third quarter. For the first nine months of 2000, net sales were $729.5 million compared to $706.5 million in 1999, or an increase of 3%. Shipments for the nine months ended September 30, 2000 were 607,000 tons compared to 636,000 tons in the prior year.

 Net sales for the Specialty Paper Group were $97.9 million compared to $103.5 million for the third quarters of 2000 and 1999, respectively. Total tons shipped were 79,500 compared to 90,900 for the third quarter of 2000 compared to1999. The reduction in net sales dollars and shipping volume was principally due to the closure of The Sorg Paper Company on May 15, 2000. At ongoing operations, the number of tons shipped declined on a quarter-over-quarter basis; however, higher average selling prices in concert with mix changes resulted in similar net sales dollars for comparable quarters. For the first nine months of 2000, Specialty Paper Group sales were $311.9 million, an increase of 4% over the same period a year ago. Shipment volume was 259,000 tons in the first nine months of 2000 and was down 4% from the comparable period in 1999. As discussed in the quarter-over-quarter comparison, the closure of The Sorg Paper Company was the principal reason for a reduction in sales volume, while higher average selling prices and mix changes increased net sales dollars.

 Third quarter sales for the Printing & Writing Group were $95.3 million in 2000 compared to $100.1 million in 1999, a decrease of 5%. Although average selling prices improved approximately 4% from the third quarter of 1999, shipment volume decreased 9% to 84,900 tons in the third quarter of 2000 compared to 92,900 tons in the comparable quarter of

 1999. Increased average selling prices offset by declines in shipping volume resulted in Printing & Writing sales of $288.6 million for the first nine months of 2000, very near the first nine months of 1999 sales of $289.9 million. In both the quarter and year-to-date comparisons, volume declines were due mainly to the discontinuance of the school papers business which was sold on January 2, 2000.

 Net sales for the Towel & Tissue Group for the quarter ended September 30, 2000 were $47.5 million, an increase of 13% over the third quarter net sales in 1999. Shipments were up 6% over the third quarter's volume in 1999 and were 36,000 tons in the third quarter of 2000. Net sales for the Towel & Tissue Group were $129.0 million for the first nine months of 2000 compared to $115.6 million in the same period of 1999. Shipments improved to 97,000 tons,

 * Matters discussed in this report with respect to the company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."
                                 -7-
 an increase of 5% over that of the first nine months of 1999. For both quarter and year-to-date comparisons, increased average selling prices and volume gains at the Towel & Tissue Group have contributed favorably to net sales in 2000 compared to 1999.

 Order backlog was 28,000 tons at September 30, 2000. However, the company believes backlog totals do not entirely indicate the strength of its business, since a substantial percentage of orders are shipped out of inventory promptly upon receipt.

 GROSS PROFIT

 Gross profit for the three months ended September 30, 2000 was $25.8 million or 10.7% of net sales, compared to gross profit for the same period of 1999 of $33.7 million or 13.7% of net sales. The decline in gross profit margin from 1999 is due primarily to higher average pulp and fiber costs, as well as, higher energy costs. Nine month year-to-date margins for 2000 declined by 3.7 percentage points as a result of similar business conditions to the quarterly comparison. Continuing increases in raw material and energy costs may result in lower gross profit margins for the Company if the increased costs are not recovered through higher selling prices.

 The quarter-over-quarter gross profit margin for the Specialty Paper Group remained unchanged at 6.8% of net sales in the third quarter of 2000. Raw material and other manufacturing costs increased during the quarter; however, higher average selling prices and cost reduction efforts, as well as the effects of the closure of the Sorg Paper Company on May 15, 2000, offset these increases on a quarter-over-quarter basis. For the first nine months of 2000 gross profit margins were 7.9% for the Specialty Paper Group, compared to 10.1% in the prior year's first nine months. On a year-over-year comparison, increased raw material and manufacturing costs offset by higher average selling prices and other cost reduction efforts reduced gross profit margins.

 The Printing & Writing Group's gross profit margin for the third quarter of 2000 was 8.8% compared to 16.9% for the prior year. For the first nine months of 2000 gross profit margin was 11.7% compared to 17.3% for 1999. The decline in margin was due principally to higher market pulp prices and rising natural gas prices, partially offset by higher average selling prices and cost reduction initiatives.

 The gross profit margin for the Towel & Tissue Group was 22.4% for the third quarter of 2000 and was unchanged from the gross margin reported in the third quarter of 1999. Although, as noted previously, the Towel & Tissue Group experienced higher average selling prices and volume gains quarter-over-quarter, increased wastepaper prices offset these improvements. For the first nine months of 2000 the Group's gross profit margin declined to 20.7% from 24.0% in the first nine months of 1999. Similar to the quarter-over-quarter comparisons, increased wastepaper costs during comparative periods produced lower gross profit margins despite volume increases, cost reduction efforts and higher average selling prices.
                                 -8-
 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended September 30, 2000 were $14.0 million compared to $11.2 million in the same period in 1999. Adjustments for incentive compensation programs based on the market price of the company's stock accounted for $4.0 million of the quarter over quarter variance as income of $.2 million was recorded for the current quarter compared to an income adjustment of $4.2 million in the third quarter of 1999. After considering these adjustments, a quarter-over-quarter decrease is attributable to ongoing cost reduction efforts and reduced incentive compensation and benefit expense.

 For the nine months ended September 30, 2000, selling and administrative expenses were $47.4 million compared to $44.2 million in the first nine months of 1999. Adjustments for stock incentive programs resulted in income of $1.3 million in 2000 compared to income of $3.6 million in 1999. The year-to-date increase over 1999 was due to a first quarter expense of $2.7 million recorded for the costs associated with the resignation of the Company's President and CEO in February 2000 offset by ongoing cost reduction efforts, reduced incentive compensation and postretirement benefit expense.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the nine months ended September 30, 2000, cash provided by operations was $48.0 million, compared to $54.7 million for the same period of 1999. The decrease in operating cash flows was principally due to reduced current year earnings.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $65.9 million for the nine months ended September 30, 2000, compared to $62.7 million for the same period last year.

 During the first nine months of 2000, the Specialty Paper Group spent $32.3 million on the High Performance Liner (HPL) project at the Rhinelander mill. As of October 2000, the majority of the HPL project has been placed in service, with final implementation expected in January 2001. In addition, $9.1 million was spent at the Mosinee mill on Cluster Rule Compliance projects. The Printing & Writing Group spent $1.3 million on a fiber optimization project at the Groveton mill, as well as, $2.8 million on Cluster Rule Compliance and $1.1 million on a dryend upgrade project at the Brokaw mill during the first nine months of 2000.

 In total, the Company has spent $65.9 million in the first nine months of 2000 for capital assets. At September 30, 2000, the company has commitments to spend another $35.4 million. Total capital expenditures for 2000 should approximate $100 million.
                                 -9-
 FINANCING
 Total current and long-term debt increased for the nine months ended September 30, 2000 to $251.2 million. The increase in total debt from December 1999 is principally due to the increase in working capital needs from year end and the funding of capital projects.

 Interest expense was $3.9 million in the third quarter of 2000 compared to $3.2 million in the same period of 1999. The increase in interest expense is the result of higher funded debt levels and higher borrowing rates in 2000 compared to 1999.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. During the quarter, a letter of credit in the amount of $19 million maintained in connection with the Company's industrial revenue bond was terminated and this back-up financing is now reflected in the borrowing capacity available under the existing bank facilities. The Company has approximately $87.6 million in borrowing capacity available from existing bank facilities at September 30, 2000.

 COMMON STOCK REPURCHASE

 In April 2000, the Board of Directors increased the number of shares covered by its August 1998 stock repurchase authorization by 2,571,000 shares. This brought the total remaining authority to 2,788,974 shares as of April 20, 2000. Under this authorization, the company repurchased an aggregate of 100,300 shares during the nine-month period ended September 30, 2000. An additional 50,000 shares were repurchased subsequent to September 30, bringing the total remaining authorization to 2,638,674 shares.

 DIVIDENDS

 Quarterly cash dividends of $.085 per share were paid on May 17, 2000 and August 16, 2000. On October 19, 2000, the Board of Directors declared a quarterly cash dividend of $.085 payable November 15, 2000 to shareholders of record on November 1, 2000. Effective October 2, 2000, Wausau-Mosinee Paper appointed Continental Stock Transfer & Trust Company registrar and transfer agent.

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

 ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 1999.
                                 -11-
                    PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 RECENT DEVELOPMENTS CONCERNING ANTITRUST LITIGATION.

 In March and April, 2000, the Company's subsidiary, Bay West Paper Corporation ("Bay West"), entered into settlement agreements without any admission of liability, with the Attorneys General of the States of Florida, New York, Maryland, and West Virginia concerning the litigation which began in 1997, when the Attorney General of the State of Florida filed a civil complaint in the United States District Court for the Northern District of Florida against ten manufacturers of commercial sanitary paper products, including Bay West. The lawsuit alleged a conspiracy to fix prices of commercial sanitary paper products starting at least as early as 1993. The settlement agreements provide for the Company to make cash payments and provide certain Bay West towel and tissue products. The cost of the settlements is not material to the Company. The federal lawsuit filed by the Attorney General of the State of Kansas was dismissed and no further action has been taken by the State of Kansas.

 Bay West, along with the other defendants, has entered into a settlement agreement, without any admission of liability, in the class action suits filed by private direct purchasers of commercial sanitary paper products. These separate class actions were consolidated for trial in the United States District Court for the Northern District of Florida. The settlement agreement has been submitted to the Court for approval. The Company expects that such approval will be forthcoming and took a one-time pre-tax charge of $2.0 million in the second quarter of 2000 to cover the cost of the settlement and other expenses related to the litigation.

 Bay West, along with the other defendants, has also entered into a settlement discussions with respect to claims in California by indirect purchasers of sanitary commercial paper products under state antitrust law. An action in Tennessee by indirect purchasers is still pending. The Company expects that the amount of any settlement would not be material to the Company. In the opinion of management, Bay West has not violated any antitrust laws. In March, 2000, the plaintiff in the indirect purchaser suit filed in Wisconsin agreed to dismiss its claims. Class certification was denied to the plaintiff in an indirect purchaser claim brought in Minnesota state court and that action was dismissed in May, 2000.
                                  -12-

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

 4.4 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

 10.1 Supplemental Retirement Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                 -13-
 10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.3 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.4 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.5 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.6 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.7 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.8 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
      10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

 10.18 Former President and CEO Severance Agreement (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)*

 10.19 2000 Stock Option Plan

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

                              WAUSAU-MOSINEE PAPER CORPORATION



 November 13, 2000            GARY P. PETERSON
                              Gary P. Peterson
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                 -16-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. '232.102(d))




 EXHIBIT 10.19 2000 STOCK OPTION PLAN

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE