Form 10-K
period 2000-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2001-03-30
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K
    (Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

      As of February 22, 2001, the aggregate market value of the common stock shares held by non-affiliates was approximately $563,490,491.

      The number of common shares outstanding at February 22, 2001 was 51,388,891.

                      DOCUMENTS INCORPORATED BY REFERENCE
 PROXY STATEMENT FOR USE IN CONNECTION WITH 2001 ANNUAL MEETING OF SHAREHOLDERS
                     (TO THE EXTENT NOTED HEREIN): PART III
                              TABLE OF CONTENTS
                                                                      PAGE

 PART I

 Item 1.  Business ....................................................  1
 Item 2.  Properties .................................................. 11
 Item 3.  Legal Proceedings ........................................... 12
 Item 4.  Submission of Matters to a Vote of Security Holders ......... 12

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters ...................................... 13
 Item 6.  Selected Financial Data ..................................... 14
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................. 15
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk ... 21
 Item 8.  Financial Statements and Supplementary Data ................. 22
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures ....................... 47

 PART III

 Item 10. Directors and Executive Officers of the Registrant .......... 48
 Item 11. Executive Compensation ...................................... 48
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management ................................................. 48
 Item 13. Certain Relationships and Related Transactions .............. 48

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ................................................... 49
                                 -ii-

                                     PART I

 ITEM 1.  BUSINESS.

 GENERAL

 The Company manufactures, converts, and sells paper. Its principal office is located in Mosinee, Wisconsin. At December 31, 2000, the Company had approximately 3,200 employees at ten facilities located in six states.

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

 FINANCIAL INFORMATION ABOUT SEGMENTS

 Information relating to the Company's sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 13 of "Notes to Consolidated Financial Statements."

 NARRATIVE DESCRIPTION OF BUSINESS

 The Company competes in different markets within the paper industry. Each of its operating groups serves distinct market niches. The various markets for the products of the Company are highly competitive, with competition based on service, quality and price.

 The Company's ten operating facilities are organized into the three operating groups described below.

 SPECIALTY PAPER GROUP

 The Specialty Paper Group's facilities produce a wide variety of technical specialty papers. The Group is a leader in many of its markets, although market position varies by product.

 The Company closed The Sorg Paper Company mill in Middletown, Ohio on May 15, 2000. Sorg operated at a loss in 1999 and the Company was unsuccessful in finding a buyer for the Sorg business. With the closing, the Company no longer operates in the decorative laminate and deep color tissue markets of the industry.

 The Rhinelander mill located in Rhinelander, Wisconsin, and Otis mill located in Jay, Maine, together are one of the nation's largest manufacturers of supercalendered backing papers for pressure sensitive labeling applications. These facilities also manufacture specialty papers for a broad range of food, medical, and industrial applications, including protective barrier paper for
                                 -1-
 pet food and microwave popcorn, and lightweight paper for sterilized medical packaging. Products, markets and distribution methods and principal competitors for the Rhinelander and Otis mills can be summarized as follows:

 PRINCIPAL PRODUCTS
 Pressure-sensitive backing, silicone-coated release papers, grease-resistant packaging, food service papers, sterilizable medical packaging, electrographic and translucent papers, industrial crepe and creped tape backing.

 PRINCIPAL MARKETS & DISTRIBUTION METHODS
 Sold directly to converters, mainly in the U.S., for the following industries: pressure-sensitive labeling, convenience food, food service, pet food, medical packaging, and specialized converters.

 PRINCIPAL COMPETITION
 Competition comes from large integrated companies such as International Paper Corporation, Fraser Paper, Inc., UPM-Kymmene, EB Eddy, and SAPPI, Ltd.

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

     PRINCIPAL COMPETITION
 Competition in several grades of paper made from the Mosinee mill's natural kraft pulp comes from other fully-integrated, large paper companies such as Thilmany Paper, Longview Fibre Corporation, and Gilman Paper Company. Competition in grades of paper made from market pulp comes from several non-integrated specialty paper mills such as Little Rapids Paper Company, as well as large integrated paper companies.

     PRINTING & WRITING GROUP

 The Printing & Writing Group produces and converts two lines of paper products in five facilities.

 Under the Wausau Papers<reg-trade-mark> brand, the Group manufactures a broad line of premium printing and writing papers, imaging papers, colored offset papers and board grades at its mills in Brokaw, Wisconsin, and Groveton, New Hampshire. Over 60% of the fine printing and writing papers produced are colored papers. The Group's fine printing and writing sales are estimated to be less than 3% of the total market. Papers sold under the Wausau Papers<reg-trade-mark> brand include a wide range of virgin and recycled
                                 -2-
 printing and writing papers, two-thirds of which are colored papers, including Astrobrights<reg-trade-mark>, a national brand for over 25 years. Products, markets and distribution methods and principal competitors for the Wausau Papers<reg-trade-mark> brand can be summarized as follows:

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

     PRINCIPAL COMPETITION
 Competition in printing and writing grades comes from specialty divisions of major integrated paper companies such as International Paper Corporation, Georgia-Pacific Corporation, Fraser Paper, Inc., SAPPI, and smaller privately held non-integrated companies.

 On January 3, 2000, the Company sold the Printing & Writing Group's Specialty Products business, although it retained the Appleton, Wisconsin, converting
 facility.   The Appleton facility supports the finishing and distribution needs of the Printing & Writing Group to minimize the outsourcing of converting requirements for the Brokaw and Groveton mills. This facility utilizes contract converting volume to fill any remaining capacity.

 The Mosinee Converted Products facilities produce wax-laminated roll wrap and related specialty finishing and packaging products such as custom coating, laminating and converting wrap. Converting facilities are operated in Columbus, Wisconsin, and Jackson, Mississippi. Products, markets and distribution methods and principal competitors for Mosinee Converted Products are as follows:

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

 PRINCIPAL COMPETITION
 Competition in roll wrap comes from the other wax and poly laminators and includes Laminated Papers, Sonoco Products, Fortifiber, Inc., Ludlow, Cascades, Inc. and Deluxe Paper Products, Inc.

 TOWEL & TISSUE GROUP

 The Towel & Tissue Group produces a complete line of towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market. Although the Group has grown significantly, it is one of the smaller competitors in this market.
                                 -3-
 Towel and tissue products made from recycled material and marketed under the Bay West EcoSoft<trademark> brand are used in the washrooms of theme parks, hospitals, hotels, office buildings, factories, schools, and restaurants nationwide. The Group's towel and tissue mill is located in Middletown, Ohio and its converting facility is located in Harrodsburg, Kentucky. Products, markets and distribution methods and principal competitors for the Towel & Tissue Group can be summarized as follows:

 PRINCIPAL PRODUCTS
 Washroom roll towels, washroom folded towels, soaps, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipes, tissue products, dairy towels, household roll towels, and other premium towel and tissue products.

 PRINCIPAL MARKETS & DISTRIBUTION METHODS
 Sold almost exclusively through sanitary maintenance suppliers and paper distributors in the U.S. and several foreign countries for use in the following markets: industrial and commercial washroom, educational institutions, health care, dairy, automotive service, and food processing industries.

 PRINCIPAL COMPETITION
 Competition comes from major integrated paper companies which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and American Tissue.

     EXPORT SALES

 In addition to the three operating groups, Wausau-Mosinee International, Inc. is the commissioned sales agent for the export sales of the Company. Wausau-Mosinee International, Inc. has elected to be treated as a FSC for federal income tax purposes.

 RAW MATERIALS

 Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills produce approximately 85% and 50%, respectively, of their own pulp needs. Timber required for operation of the Company's pulp mills is readily available. The balance of the Company's pulp needs (approximately 425,000 tons) is purchased on the open market, principally from pulp mills throughout the United States and Canada. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

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

 Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are all available from a number of suppliers and are purchased at current market prices.
                                 -4-

     ENERGY

 The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities.{ }The Company generates approximately 22% of its electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fibercake, natural gas and hydropower. The Company generally purchases natural gas, coal, and fuel oil on a contract basis at prevailing market prices. Spent pulping liquor, wood chips and fibercake are byproducts of mill operations. Some natural gas and fuel oil purchase contracts may provide for variable prices or contain caps on prices of natural gas to be delivered at future dates. The Company continues to explore alternative power sources as an ongoing business process and has entered into an operating lease for a co-generation electrical power facility for its Groveton mill. The leased facility is expected to be completed by November, 2001.

 Under the terms of a long-term agreement with the Portland Natural Gas Transmission System the Company is committed to the purchase of a fixed volume of natural gas for its Groveton, New Hampshire mill until November, 2019.

     PATENTS AND TRADEMARKS

 The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Papers<reg-trade-mark>, AstroBrights<reg-trade-mark>, Ecosoft<trademark>, Bay West<reg-trade-mark>, Dublsoft<reg-trade-mark>, and Wave 'N Dry<reg-trade-mark>, among others. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

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

     MAJOR CUSTOMERS

 One customer accounted for approximately 8.3% of consolidated net sales during 2000. The loss of this customer would have an adverse effect on the Company's business, but the Company believes such effect would be of relatively short duration.
                                 -5-

     BACKLOG

 The Company's order backlog at December 31, 2000 approximated 22,000 tons, or

 2 weeks of operation. The backlog at December 31, 1999 was approximately 34,000 tons. Backlog totals do not accurately represent the strength of the Company's business activity as a significant volume of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the Company's backlog totals. The entire backlog at December 31, 2000 is expected to be shipped during fiscal 2001.

     RESEARCH AND DEVELOPMENT

 Expenditures for product development were approximately $3,968,000 in 2000, $2,293,000 in 1999, and $2,577,000 in 1998.

     ENVIRONMENT

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

 The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $2.3 million in 2001.

 The United States Environmental Protection Agency (EPA) has promulgated rules under the Clean Water Act and the Clean Air Act which impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). The definitive Cluster Rules, promulgated in April 1998, require compliance by April 15, 2001.

 In response to these regulations, the Company opted to adopt Total Chlorine Free (TCF) technology for the pulp bleaching operations at the Brokaw mill. The TCF system became fully operational in November 2000.

 The Mosinee mill will be required to burn additional noncondensable gases and treat foul condensates to comply with the Cluster Rules. The required changes must be satisfied by April 15, 2001. The estimated capital expenditures to comply with the Cluster Rules and, at the same time provide, other production efficiencies at the Mosinee facility is $14 million. The capital expenditures for complying with the Cluster Rules will be incurred in 1999, 2000, and 2001. Company-wide capital expenditures initiated to comply with the Cluster Rules are estimated to be in the range of $20-$22 million.

 Compliance with the EPA's permitting process involves the consolidation of all Company air discharge permits and is expected to involve an additional $1 million in capital expenditures. This cost is expected to be incurred in 2001 or 2002.
                                 -6-

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

     EMPLOYEES

 On May 15, 2000, the Company closed The Sorg Paper Company mill in Middletown, Ohio resulting in the termination of 160 hourly and salaried employees. At December 31, 2000, all employees had been terminated from The Sorg Paper Company and severance benefits had been or are being paid

 The Company had approximately 3,200 employees at the end of 2000. Most hourly mill employees are covered under collective bargaining agreements. Three new labor agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union were negotiated in 2000. The Otis mill signed a four year agreement and the Mosinee mill signed a five year agreement in 2000. The Rhinelander mill's union employees ratified a new agreement in February, 2001. Labor agreements will expire in other facilities in 2001, 2002 and 2003. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company considers its relationship with its employees to be good.

 EXECUTIVE OFFICERS OF THE COMPANY

 The following information relates to executive officers of the Company as of March 19, 2001:

     SAN W. ORR, JR., 59
 Chairman of the Board of the Company and Advisor, Estate of A. P. Woodson and Family; Chief Executive Officer of the Company (2000; 1994-1995); formerly Chairman of the Board (1987-1997) and a director (1972-1997) of Mosinee Paper Corporation; also a director of Marshall & Ilsley Corporation.

 RICHARD L. RADT, 69
 Vice Chairman of the Board of the Company. Previously, Chairman (1987-1988), and President and Chief Executive Officer and a director (1977-1987) of the Company. Also Vice Chairman (1993-1997), and President and Chief Executive Officer (1988-1993) of Mosinee Paper Corporation.

 THOMAS J. HOWATT, 51
 President and CEO of the Company since August, 2000. Previously, Senior Vice President, Printing & Writing Group (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Groveton (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

 STUART R. CARLSON, 54
 Executive Vice President, Administration since October, 2000. Previously, Senior Vice President, Specialty Paper Group (1997-2000), and Senior Vice President -Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

 GARY P. PETERSON, 52
 Senior Vice President, Finance, Secretary and Treasurer. Previously, Senior Vice President, Finance, Secretary and Treasurer (1993-1997) and Vice President Finance (1991-1993) of Mosinee Paper Corporation and partner, Wipfli Ullrich Bertelson LLP (1981-1991).

 JOHN J. SCHIEVELBEIN,
 Senior Vice President, Printing & Writing Group since October, 2000. Previously, Vice President and General Manager of Converted Products (1990 -
 2000) and Manager of Market Development, Mosinee Pulp and Paper Division (1986
 - 1990).

 ALBERT K. DAVIS, 53
 Senior Vice President, Specialty Paper Group since October, 2000. Previously, Vice President of Operations & Site Manager (1998 - 2000), Vice President of Operations (1966-1998), Vice President of Engineering (1990 -
 1996), Rhinelander Paper Company, Inc.

 DAVID L. CANAVERA, 51
 Senior Vice President, Towel & Tissue Group. Previously, Vice President, Towel & Tissue (1996-1997) of Mosinee Paper Corporation, and Vice President and General Manager (1994-1996) and Vice President - Resident Manager (1991-
 1994), Bay West Paper, Harrodsburg.

 DENNIS M. URBANEK, 56
 Senior Vice President, Engineering and Environmental Services. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, reports to shareholders, press releases, and other oral and written statements made by or with the approval of the Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Reform Act.

 Forward-looking statements of the Company may be identified by, among other things, expressions of the Company's or Company officers' beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations with respect to (i) various aspects of the Company's business (including, but not limited to, net income, the availability or price of raw materials, and customer demand for Company products), (ii) the Company's plans or intentions, (iii) the Company's stock performance, (iv) the industry within which the Company operates, (v) the economy, and (vi) any other expressions of similar import or covering other matters relating to the Company, its business, and its operations. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.

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

 In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

 <circle>Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and /or lower net selling prices in order to maintain shipment volume.

 <circle>Changes in customer demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's products, growth rates of the end markets for the Company's products, technological or consumer preference changes, or acceptance of the Company's products by the markets served by the Company.

 <circle>Changes in the price of raw materials, in particular, pulp, wastepaper and linerboard. A substantial portion of the Company's raw materials, including approximately two-thirds of the Company's pulp needs, are purchased on the open market and price changes could have a significant impact on the Company's costs. Fiber represents a substantial portion of the cost of making paper and significant price increases for fiber could materially affect the Company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments of the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

 <circle>Changes in energy prices or availability.

 <circle>Unforseen or recurring operational problems at any of the
 Company's facilities causing significant lost production and/or cost increases.

 <circle>Significant changes to the Company's strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, the failure to successfully execute major capital projects or other strategic plans, or the inability to successfully integrate an acquisition.

 <circle>Changes in laws or regulations which affect the Company.
 The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the Company's capital expenditures and operating costs.
                                 -10-

 ITEM 2.  PROPERTIES.

 The Company's headquarters are located in Mosinee, Wisconsin. Executive officers and corporate staff who perform corporate accounting, financial and human resource services are located in the corporate headquarters, as are certain operating group personnel. The Company's operating facilities consist of the following:

                                       Number of
                                       Paper        Practical            2000
     FACILITY             PRODUCT      MACHINES     CAPACITY*(TONS)  ACTUAL (TONS)
     Specialty Paper
     GROUP
     Rhinelander           Paper               4        165,000       152,400

     Otis                  Paper               2         67,000        57,700

     Mosinee               Paper               4        114,000       112,100
                           Pulp                          96,000        95,500
     Printing & Writing
     GROUP
     Wausau Papers         Paper               4        177,000       170,000
     (Brokaw)              Pulp                         100,000        93,000

     Wausau Papers         Paper               2        115,000       115,000
     (Groveton)

     Wausau Papers
     (Appleton)            Converting          N/A       29,000        15,500

     Mosinee               Laminated/
     Converted             Coated Papers       N/A      145,000        57,000
     Products

     Towel&Tissue
     GROUP
     Bay West
     (Middletown,          Towel               1(towel)  70,000        60,000
      Ohio)                Tissue              1(tissue) 35,000        33,400
                           Deink Pulp                   110,000        93,400
     (Harrodsburg,         Converted Towel
      Kentucky)            & Tissue            N/A      168,000       129,300

 * "Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

 The Company owns approximately 121,000 acres of timberland.
                                 -11-
 ITEM 3.  LEGAL PROCEEDINGS.

 During 2000, the Company's subsidiary, Bay West Paper Corporation ("Bay West"), along with the other defendants, settled antitrust claims of private direct purchasers of commercial sanitary paper products in actions consolidated in the U. S. District Court for the Northern District of Florida and claims in California by indirect purchasers of sanitary commercial paper products under state antitrust law. Each settlement was made without any admission of liability. The Company took a one-time pre-tax charge of $2.0 million in the second quarter of 2000 to cover the cost of the settlements and other expenses related to the antitrust litigation. An action in Tennessee by indirect purchasers is still pending. In the opinion of management, Bay West has not violated any antitrust laws and the costs of disposition of the Tennessee claim will not be material.

 The Company faces potential liability for penalties for failure to file notices of reportable events and for certain excise taxes with regard to temporary liquidity shortfalls in connection with voluntary supplemental early retirement program benefits paid from two qualified plans maintained by subsidiaries. The Company's failure to notify the Pension Benefit Guaranty Corporation ("PBGC") of the reportable events on a timely basis could result in the imposition of a maximum penalty of approximately $1.6 million. The Company also faces the possible liability for excise taxes of approximately $1.5 million in connection with the temporary liquidity shortfall. The PBGC and the Internal Revenue Service each have discretion to waive all or part of the penalties or tax. The Company is seeking a waiver of all penalties and taxes and intends to seek reimbursement of any amounts it is required to pay.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the fourth quarter of 2000.
                                 -12-

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS.

 The Company's common stock is traded on the New York Stock Exchange under the symbol "WMO".

 As of the record date of the annual meeting, February 22, 2001, (the "Record Date") there were approximately 3,700 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 7,400 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,388,891 shares of common stock outstanding.

 The following table sets forth the range of high and low closing price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                               Closing
                           Market Price     Cash Dividend
     CALENDAR QUARTER          HIGH    LOW      DECLARED
     2000
     First Quarter          $14.63   $9.50           *
     Second Quarter         $13.25   $8.50        $.17
     Third Quarter          $10.19   $7.75       $.085
     Fourth Quarter         $12.13   $7.56       $.085

     1999
     First Quarter          $18.00  $13.94          *
     Second Quarter         $18.44  $12.63       $.16
     Third Quarter          $18.00  $11.94       $.08
     Fourth Quarter         $14.19  $10.63       $.08

     *Two dividends were declared in the second quarter.

                                 -13-

Item 6.  SELECTED FINANCIAL DATA.

                     Wausau-Mosinee Paper Corporation and Subsidiaries
                                  SELECTED FINANCIAL DATA
 (all dollar amounts in thousands, except per share data)

                             5-Year             For the years ended                For the year ended
                            Compound                December 31,                        August 31,
                            Growth Rate   2000         1999         1998      1997*        1996*      1995*
                           -----------  ---------     --------     --------  --------     -------- ---------
 FINANCIAL RESULTS
 Net sales ...................  3.0%    $952,130     $944,629     $946,127     $933,127     $857,159    $821,313
 Depreciation, depletion
   amortization  ............. 10.0%      58,860       55,012        2,207       47,259       41,204      36,573
 Operating profit ............(25.3%)     19,224       79,646       72,145      120,828      119,049      82,460
 Interest expense ............ 15.2%       5,713       11,823        7,683        8,103        7,198       7,754
 Earnings before provision
   for income taxes .......... 56.8%       1,138       68,017       65,801      113,589      111,778      75,961
 Earnings before cumulative
   effect of accounting change
   & restructuring/merger
   expense, net of tax .......(20.6%)     14,664       42,417       67,339       78,601       68,128      46,436
 Earnings before interest,
   taxes, depreciation,
   depletion & amortization ..( 8.8%)     75,711      134,852      125,691      168,951      160,180     120,288
 Net earnings ................(56.6%)        718       42,417       40,801       65,398       68,128      46,436
 Cash dividends paid  ........ 11.6%      17,207       16,233       15,494       13,134       11,162       9,922
 Cash flows from operating
   activities  ...............  0.5%      80,254       89,334      117,859       99,724      136,376      78,414

 PER SHARE
 Earnings before cumulative
   effect of accounting change
   & restructuring/merger
   expense, net of tax ...... (18.2%)      $0.29        $0.81        $1.21         $1.36       $1.16        0.79
 Net earnings-basic ......... (58.3%)       0.01         0.81         0.73          1.13        1.16        0.79
 Cash dividends declared ....  11.2%        0.34         0.32         0.28          0.25        0.22        0.20
 Stockholders' equity .......   5.0%        7.33         7.53         7.12          7.61        6.61        5.74
 Average number of shares
   outstanding ..............    __   51,354,000   52,265,000   55,708,000    57,811,000  58,829,000  58,843,000
 Price range (low and
   high closing) ............    __   7.63-14.63  10.94-18.44  12.25-24.06  17.55- 25.38 16.50-24.13 16.20-20.00

                     Wausau-Mosinee Paper Corporation and Subsidiaries
                                  SELECTED FINANCIAL DATA (cont)

 (all dollar amounts in thousands, except per share data)

                           5-Year               For the years ended                    For the year ended
                          Compound                  December 31,                            August 31,
                          Growth Rate      2000         1999         1998          1997*        1996*     1995*
                          -----------    ---------     --------     --------      --------     -------- --------
 FINANCIAL CONDITION
 Working capital ............  8.1%       $138,605      $40,822      $81,406      $126,653     $87,536 $ 93,916
 Total assets ...............  6.0%        948,431      936,462      900,149       872,064      52,057  707,631
 Long-term debt ............. 11.1%        250,465      220,476      127,000       140,500     101,451  147,930
 Stockholders' equity .......  2.2%         76,548      393,760      396,586       440,160     388,608  337,881
 Capital expenditures .......  1.4%         86,896       80,619       77,023        66,062      82,489   81,220

 RATIOS
 Percent earnings before
   cumulative effect of
   accounting change &
   restructuring/merger
   expense to sales .........   __             1.5%         4.5%        7.1%           8.4%       7.9%      5.7%
 Percent net earnings
   to sales .................   __             0.1%         4.5%        4.3%           7.0%       7.9%      5.7%
 Percent earnings before
   cumulative effect of
   accounting change &
   restructuring/merger
   expense to average
   stockholders' equity ....    __             3.8%        10.7%        16.1%         18.9%      18.8%     14.5%
 Percent net earnings to
   average stockholders'
   equity  .................    __             0.2%        10.7%         9.8%         15.8%      18.8%     14.5%
 Ratio of current assets
   to current liabilities ..    __        2.2 to 1     2.3 to 1     1.5 to 1      2.2 to 1   1.8 to 1  2.0 to 1
 Percent of long-term
   debt to total capital ...    __            39.9%        35.9%        24.3%         24.2%      20.7%     30.5%

 Note:
 As a result of a change in fiscal year from August 31 to December 31 and merger of Wausau Paper Mills Company ("Wausau") and Mosinee Paper Corporation ("Mosinee") in December 1997 which was accounted for as a pooling of interests, the financial information has been restated to retroactively combine Mosinee's financial statements as if the merger had occurred at the beginning of the earliest period presented.

       Item 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

                               OPERATIONS REVIEW

 NET SALES
 (all dollar amounts in thousands)
                                      2000         1999          1998
                                    --------     --------      --------
 Net sales ......................   $952,130     $944,629      $946,127
 Percent increase ...............      1%           -             1%

 While net sales were comparable for the three years presented, actual tonnage shipped varied from year to year. Total tons shipped in 2000 were 798,000, a decrease of 46,000 tons from the record shipments in 1999 of 844,000 tons. The closure of the Sorg Paper Company and the sale of the school papers business accounted for 42,000 tons of the decline year-over-year. The balance of the decrease was attributable to reductions in both the Printing & Writing Group and Specialty Paper Group shipments partially offset by gains in Towel & Tissue Group shipment volume. Total shipments in 1998 were 832,000 tons. Selling prices for products began to increase late in 1999 and continued to increase until the fall of 2000, when the economic slowdown led to selling price pressure and a decline in pricing near year-end. This selling price trend followed price declines for 1998 and most of 1999. Selling price increases were due to the Company's attempt to offset rising raw material cost increases and favorable market conditions early in the year.

 Shipments in 2000 were 336,000 tons compared to 361,000 tons in 1999 for the Printing & Writing Group. The sale of the school paper business accounted for 22,000 tons of the decline, with the balance attributable to difficult market conditions experienced in the second half of 2000. Total shipments in 1998 were 352,000 tons. Consumer products business grew by more than 25% for both 2000 and 1999. Total consumer product tons shipped in 2000 were 29,500 tons and are projected to have double digit growth in 2001. Selling prices for the full year were modestly higher than in 1999 as a result of price improvements on select grades early in the year. This comparison became less favorable late in the year as business conditions became more competitive and prices declined by 1% from the third quarter 2000 prices. During 2001 the focus will be on increasing premium paper sales through normal distribution channels as well as retail business growth. Distribution facilities established in Los Angeles
 (1999) and Dallas (2000) will help to facilitate this growth.

 Specialty Paper Group shipments declined to 332,000 tons in 2000 compared to 359,000 tons in 1999. The closure of the Sorg Paper Company represented 20,000 tons of this decline, with the balance attributable to reduced shipments because of product mix changes and difficult market conditions late in the year. Total shipments were 368,000 tons in 1998.

 Selling prices began to increase in late 1999 and continued to increase in most of 2000, owing in part to early year price initiatives and pulp pass-through agreements in select markets. Prices started to decline in select grades late in the year due to competitive market conditions. Selling prices had declined in 1998 and early in 1999. The Specialty Paper Group will again focus on overall product mix improvement in 2001. In addition, there will be an intense focus on product development and market expansion for the new High

 Performance Liner (HPL) Project, which introduced trial product rolls late in the fourth quarter of 2000.
                                 -15-
 The Towel & Tissue Group continued its record volume growth again in 2000. Total shipments were 130,000 tons in 2000, an increase of 5% over 1999 shipments of 124,000 tons. Total tons shipped in 1998 were 112,000. Higher margin emphasis products growth was a focus for 2000 and these products experienced double-digit gains in 2000. Selling prices increased in late 1999 and continued to increase throughout most of 2000, with a modest decline late in the fourth quarter. Selling prices had declined in 1998 and most of 1999. The Towel & Tissue Group will focus on emphasis product growth in 2001.

 Selling price increases have been announced in early 2001 for the Printing & Writing and Towel & Tissue Groups. Competitive market pressures will ultimately determine the success of these announced increases.

 Order backlogs had declined to 22,000 tons for all operating groups as of December 31, 2000. This compares to 34,000 tons at the end of 1999. While order backlog totals do not necessarily indicate the business strength, because a substantial portion of orders are shipped directly from inventory upon receipt, they are somewhat indicative of the economic slowdown experienced in the last half of 2000.

 GROSS PROFIT ON SALES
 (all dollar amounts in thousands)
                                       2000         1999          1998
                                     --------     --------      --------
 Gross profit on sales ............  $104,519     $139,098      $175,051
 Percent decrease .................    (25%)        (21%)        (12%)
 Gross profit margin ..............     11%          15%          19%

 Gross profit margins have decreased for all years presented. The decline in margins was principally due to competitive market pressures that lowered selling prices in 1998 and most of 1999. Although selling prices improved in late 1999 and 2000, rapidly escalating raw material and energy costs more than offset the selling price gains.

 Market prices for pulp rose significantly in 1999 and most of 2000 compared to market price declines in 1998. Pulp prices stabilized in the fourth quarter of 2000 and began to reflect modest declines. While list prices remained unchanged, product discounts were realized late in 2000. Current market projections indicate a decline in pulp prices for the first half of 2001. The Company purchases approximately 425,000 tons of pulp annually.

 Wastepaper prices, the primary raw material used in the Towel & Tissue Group were relatively stable early in 2000 and began to decline in the last half of the year. Wastepaper prices doubled in 1999 and also increased in 1998. The Company purchases approximately 150,000 tons of wastepaper annually. On an annual basis, the net impact of pulp and wastepaper prices increased the Company's raw material costs by $50 million and $75 million for 2000 and 1999, respectively.

 Energy costs had remained relatively static throughout 1998, 1999, and the first half of 2000. In the second half of 2000, costs began to increase rapidly. Overall, energy costs increased by more than $10 million in 2000 compared to 1999.

 The Printing & Writing Group's mills operated near capacity for the last three years, with the Groveton mill completing its fourth consecutive year of record production. While the Brokaw pulp mill negatively impacted operations in 1998 and 1999, it ended 2000 with production near design levels and posted a record year of production in 2000. Finished goods inventory levels began to increase in late 2000 due to the economic slowdown. Programs are in place to effectively manage and avoid carrying excessive inventory quantities.
                                 -16-
 The Specialty Paper Group operated near capacity for all 1999 and 1998. In 2000 all three facilities within the Group took market-related downtime to balance supply and demand. Finished goods inventory levels increased throughout the year and additional market-related downtime may be necessary if economic conditions do not improve in 2001. In addition, the Sorg Paper Company facility was closed May 15, 2000. All raw material and finished goods inventories of Sorg had been liquidated by year-end.

 The Towel & Tissue Group's production levels increased in proportion with its sales growth for all years presented. Finished goods levels declined by 19% in 2000 and had increased in concert with sales growth in 1999 and 1998. The state-of-the-art converting facility continued to gain production efficiencies in all three years.

 LABOR

 New labor agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union were successfully negotiated in 2000. The Otis mill signed a four year agreement and the Mosinee mill negotiated a five year agreement. The agreements contained wage increases similar to other paper companies. The Rhinelander mill's labor agreement expired on December 31, 2000. Union employees ratified a new agreement in 2001. Labor agreements will expire in other facilities in 2001, 2002 and 2003.

 The Company maintains good labor relations in all facilities.

 OPERATING EXPENSES

 (all dollar amounts in thousands)
                                            2000        1999        1998
                                          --------    --------    --------
 Selling and administrative ..........    $63,580     $59,452     $ 60,103
 Percent increase/(decrease) .........       7%         (1%)        (8%)
 Restructuring and merger ............     21,715        -          42,803
 Total operating expense .............     85,295      59,452      102,906
 Percent increase/(decrease) .........      43%        (42%)        31%
 As a percent of net sales ...........       9%          6%         11%

 Selling and administrative expenses were impacted by stock incentive programs charges or credits, which were determined by the Company's stock price change. During 2000 the charge for these programs was $1.2 million, compared to credits of $3.9 million and $1.8 million for 1999 and 1998, respectively.

 In addition, the selling and administrative costs for 2000 were impacted for a charge of $2.6 million due to the resignation of the Company's President and CEO. Offsetting the aforementioned impacts and general inflationary costs recognized in 2000 compared to 1999 and 1998 were benefits from improved discretionary spending and the closure of the Sorg Paper Company.

 The Company recorded a pre-tax restructuring charge of $25 million in the first quarter of 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs associated with the closure of The Sorg Paper Company mill in Middletown, Ohio. In the fourth quarter of 2000, the estimate was revised resulting in a $2.7 million income adjustment. The restructuring charge included $2.5 million in hourly and salaried severance cost and a benefit of $1.6 million for pension, post-retirement and other items. The asset disposition charge includes $21.4 million in related asset write-downs and disposition costs. At December 31, 2000, all employees have been terminated and severance payouts had been or are being paid.

 During 1998, the Company recorded $42.8 million in merger and restructuring costs associated with the merger with Mosinee Paper Corporation.
                                 -17-
 Approximately 95% of these costs were associated with the Company's early retirement incentives along with voluntary separation arrangements, involuntary severance agreements, and training costs for the Company's 1998 workforce reduction program. The balance of the restructuring costs were for legal, consulting, and other miscellaneous costs.

 OTHER INCOME AND EXPENSE

 (all dollar amounts in thousands)
                                     2000        1999        1998
                                   --------    -------     --------
 Interest expense ...............  $15,713     $11,823      $7,683
 Percent increase/(decrease) ....      33%         54%        (5%)
 Other ..........................   (2,373)        194       1,339

 Interest expense increased in 2000 and 1999 due principally to increased debt levels and increasing borrowing rates. Interest expense was lower in 1998 because of significantly lower average debt levels during the year and lower borrowing rates. Approximately 80% of the Company's current outstanding debt is borrowed at short-term rates. Recent rate reductions by the Federal Reserve are expected to reduce borrowing costs in 2001 compared to 2000. Capitalized interest totaled $1.1, $.6, and $.7 million in 2000, 1999, and 1998, respectively. Fluctuations in capitalized interest are primarily dependent on varying levels of capital expenditures qualifying under the capitalized interest criteria.

 Other income and expense includes anti-trust settlement charges of $2 million in 2000 and interest income of $.1, $.2, and $.4 million in 2000, 1999, and 1998, respectively. The other annual variations are primarily due to fluctuations in the gain or loss on asset sales and disposals.

 INCOME TAXES
 (all dollar amounts in thousands)
                                      2000        1999        1998
                                     ------      ------     -------
 Income tax provision .............   $420       $25,600    $25,000
 Percent increase/(decrease) ......   (98%)        2%        (48%)
 Effective tax rate ...............   36.9%       37.6%      38.0%

 The effective tax rates for the years presented are indicative of the Company's normalized tax rate. The effective tax rate for 2001 is expected to approximate 37%.
                                 -18-
                         LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOW AND CAPITAL EXPENDITURES
 (all dollar amounts in thousands)
                                             2000        1999        1998
                                           -------     -------     --------
 Cash provided by operating activities ..  $80,254     $89,334     $117,859
 Percent increase/(decrease) ............    (10%)       (24%)        18%
 Working capital ........................  138,605     140,822       81,406
 Percent increase/(decrease) ............     (2%)         73%        (36%)
 Current ratio ..........................    2.2:1       2.3:1        1.5:1

 Cash flow from operations decreased in 2000 compared to 1999 principally due to decreased cash flow earnings from operations. Reduced investments in receivables and inventories favorably offset the earnings shortfall.

 Capital expenditures totaled $86.9 million in 2000, compared to $80.6 million in 1999 and $77 million in 1998.

 During 2000, the Printing & Writing Group expended $4.2 million of a $6.8 million project to achieve compliance with the 1998 Clean Air Act Cluster Rules. At the Groveton mill, the company spent $5.5 million to complete a central stock preparation area and a paper machine drying project, both of which were begun in 1999.

 In 2000, the Specialty Paper Group completed a project that will provide new manufacturing capabilities and improve sales mix at its Rhinelander mill. Total 2000 expenditures related to this project were $38 million. The Mosinee mill spent $12.3 million of a $14.4 million project during the year to comply with the 1998 Clean Air Act Cluster Rules.

 The Towel & Tissue Group spent $2.1 million on new toweling lines that were in progress at year-end. Completion of these lines in 2001 to keep pace with sales volume increases, will cost an additional $7.7 million.

 The Company has implemented programs for 2001 that restrict capital spending to a level not to exceed the forecasted expense for depreciation, depletion and amortization of $60 million. The Company believes the borrowings under its credit agreements and its earnings for 2001 will be sufficient to meet its cash flow needs for capital, working capital and investing activities in 2001.
                                 -19-

 DEBT AND EQUITY
 (all dollar amounts in thousands)
                                            2000        1999        1998
                                           -------     -------     -------
 Short-term debt .......................      $241        $230     $51,517
 Long-term debt ........................   250,465     220,476     127,000
 Total debt ............................   250,706     220,706     178,517
 Stockholders' equity ..................   376,548     393,760     396,586
 Total capitalization ..................   627,013     614,236     523,586
 Long-term debt/capitalization ratio ...       40%         36%         24%

 The Company's debt was restructured in 1999 and remained in place throughout 2000. A private placement of $138.5 million in senior notes was closed and funded in August 1999. The notes have an original maturity of 8, 10 and 12 years at $35 million, $68.5 million and $35 million, respectively. In conjunction with the private placement, the Company entered into an interest rate swap arrangement that effectively converted $88.5 million of fixed rate obligations with a weighted average interest rate of 7.35% to variable rate obligations with an average effective interest rate of approximately 7.26% at December 31, 2000. The agreement decreased interest expense by $.2 million in 2000.

 The Company also entered into a new revolving credit facility in December 1999 with four banks for $200 million. Subsequently, certain covenants in the agreement were amended. The facility has a 364-day component for $50 million that expires on March 9, 2001, and $150 million for five years. The Company intends and believes it has the ability to replace the $50 million facility in 2001.

 The Company also maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $40 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's revolving credit agreement equal to the amount of outstanding commercial paper. On December 31, 2000, the Company had a combined total of $88 million available for borrowing under its revolving credit and commercial paper placement agreements.

 In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued under the revolving credit facility.

 In April 2000, the Company's Board of Directors authorized the repurchase of 2,571,000 shares of the Company's common stock. The new authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of the Company's common stock. During 2000, the Company repurchased 150,300 shares at prices ranging from $7.75 to $9.31. During 1999, the Company repurchased 2,206,926 shares at prices ranging from $11.94 to $16.06 per share. The Company repurchased 4,285,900 shares of its common stock in 1998 under the completed 1994 authorization and the 1998 authorization at market
                                 -20-
 prices ranging from $12.125 to $18.00. The repurchases may be made from time to time in the open market or through privately negotiated transactions. At December 31, 2000 there are 2,638,674 shares available for purchase under the existing authorizations.

 During 2000, the Board of Directors declared cash dividends of $.34 per share, an increase of 6% from the $.32 per share cash dividends declared in 1999.

 Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

 The Company does not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. The Company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

 On August 31, 1999, the Company issued notes in the amount of $138,500,000. The principal amounts, maturities, and interest rates on the notes are: (1) $35,000,000, 8 years, 7.20%; (2) $68,500,000, 10 years, 7.31%; and (3)
 $35,000,000, 12 years, 7.43%. The Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes is the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes is the three month LIBOR rate, plus .55%. On March 19, 2001, the Company terminated its swap agreement with respect to the 12-year notes. The Company believes that the interest-rate risk associated with the interest-rate swap agreement is not material.

 The Company maintains certain derivative commodity instruments as hedges for anticipated transactions. Such instruments do not have a material market risk and no such derivative commodity instrument is held for trading. At December 31, 2000, these instruments consisted of various futures contracts for the purchase of natural gas. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against pulp price increases. See Notes 1 and 12 of "Notes to Consolidated Financial Statements" for additional information relating to the Company's derivative commodity instruments.
                                 -21-
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


 To the Shareholders and Board of Directors
 Wausau-Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau-Mosinee Paper Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

 WIPFLI ULLRICH BERTELSON LLP

 Wipfli Ullrich Bertelson LLP

 January 25, 2001
 Wausau, Wisconsin

                Wausau-Mosinee Paper Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                                            As of December 31,
 (all dollar amounts in thousands)                           2000        1999
                                                             ----        ----
 ASSETS
 Current assets:
    Cash and cash equivalents ..........................    $10,579     $5,397
    Receivables, net ...................................     71,119     73,977
    Refundable income taxes ............................      5,470      1,638
    Inventories ........................................    151,349    155,822
    Deferred income taxes ..............................     16,463     14,747
    Other current assets ...............................      1,432        730
                                                           --------   --------
       Total current assets ............................    256,412    252,311
 Property, plant and equipment, net ....................    662,204    653,694
 Other assets ..........................................     29,815     30,457
                                                           --------   --------
 TOTAL ASSETS ..........................................   $948,431   $936,462
                                                           ========   ========
 Liabilities
 Current liabilities:
    Current maturities of long-term debt ...............       $241       $230
    Accounts payable ...................................     67,896     63,876
    Accrued and other liabilities ......................     49,670     47,383
                                                           --------   --------
       Total current liabilities .......................    117,807    111,489

 Long-term debt ........................................    250,465    220,476
 Deferred income taxes .................................    106,956    103,386
 Postretirement benefits ...............................     53,867     58,885
 Pension ...............................................     27,870     35,019
 Other noncurrent liabilities ..........................     14,918     13,447
                                                            -------    -------
    Total liabilities ..................................    571,883    542,702
                                                            -------    -------
 Commitments and contingencies .........................       -          -
                                                            -------    -------
 Stockholders' Equity
 Preferred stock (500,000 shares authorized) no par value       -           -
 Common stock (100,000,000 shares authorized) no par value  171,819    170,682
 Retained earnings .....................................    324,797    341,530
                                                           --------   --------
    Subtotals ..........................................    496,616    512,212
 Treasury stock at cost ................................   (118,595)  (117,428)
 Minimum pension liability (net of deferred taxes) .....     (1,473)    (1,024)
                                                           --------   --------
    Total stockholders' equity .........................    376,548    393,760
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $948,431   $936,462
                                                           ========   ========

 See accompanying notes to consolidated financial statements.

                 Wausau-Mosinee Paper Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME

 (all dollar amounts in thousands, except per share data)

                                               For the years ended December 31,
                                                 2000        1999        1998
                                               --------    --------    --------
 Net sales ................................... $952,130    $944,629    $946,127
                                               --------    --------    --------
 Cost of sales ...............................  847,012     805,531     771,076
 Restructuring charge - inventory ............      599        -           -
                                               --------    --------    --------
    Total cost of sales ......................  847,611     805,531     771,076
                                               --------    --------    --------
 Gross profit ................................  104,519     139,098     175,051

 Operating expenses:
    Selling and administrative ...............   63,580      59,452      60,103
    Restructuring and merger expense .........   21,715        -         42,803
                                               --------    --------    --------
 Operating profit ............................   19,224       9,646      72,145

 Other income (expense):
    Interest expense .........................  (15,713)    (11,823)     (7,683)
    Interest income ..........................      138         230         403
    Other ....................................   (2,511)        (36)        936
                                               --------    --------    --------
 Earnings before provision for income taxes...    1,138      68,017      65,801
 Provision for income taxes ..................      420      25,600      25,000
                                               --------    --------    --------
 Net earnings ................................     $718     $42,417     $40,801
                                               ========    ========    ========
 Net earnings per share basic ................    $0.01       $0.81       $0.73
                                               ========    ========    ========
 Net earnings per share diluted ..............    $0.01       $0.81       $0.73
                                               ========    ========    ========

 See accompanying notes to consolidated financial statements.

                Wausau-Mosinee Paper Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 (all dollar amounts in thousands)
                                                                  For the years ended
                                                                       December 31,
                                                             2000          1999         1998
 Cash flows from operating activities:
 Net earnings ............................................    $718       $42,417      $40,801
 Provision for depreciation, depletion and amortization ..  58,860        55,012       52,207
 Recognition of deferred revenue .........................     (40)          (40)         (40)
 Provision for losses on accounts receivable .............     396           110        1,227
 Loss (gain) on property, plant and equipment disposals ..     622           334         (782)
 Compensation expense for stock option grants ............   1,183           -            -
 Deferred income taxes ...................................   1,854        12,072       (1,028)
 Changes in operating assets and liabilities:
    Receivables ..........................................   2,462        (7,131)       1,491
    Inventories ..........................................   4,473        (5,605)      (6,607)
    Other assets .........................................  (2,541)       (1,285)      (6,959)
    Accounts payable and other liabilities ...............  16,099        (8,194)      38,032
    Accrued and refundable income taxes ..................  (3,832)        1,644         (483)
                                                           --------       ------      -------
 Net cash provided by operating activities ...............  80,254        89,334      117,859
                                                           --------       ------      -------
 Cash flows from investing activities:
 Capital expenditures .................................... (86,896)      (80,619)     (77,023)
 Proceeds from property, plant and equipment disposals ...     244         1,218        9,550
                                                           --------      --------     --------
 Net cash used in investing activities ................... (86,652)      (79,401)     (67,473)
                                                           --------      --------     --------
 Cash flows from financing activities:
 Net borrowings (repayments) of short-term notes .........    -          (45,466)      25,466
 Net borrowings (repayments) under credit agreements .....  33,230       (45,265)      12,551
 Payments under capital lease obligation .................    (230)         (269)        (207)
 Net borrowings (repayments) of long-term notes ..........  (3,000)      132,500       (6,000)
 Dividends  paid ......................................... (17,207)      (16,233)     (15,494)
 Payment for preferred stock of subsidiary ...............     -              -          (320)
 Proceeds from stock option exercises ....................      87           128        1,741
 Payments for purchase of treasury stock .................  (1,300)      (32,426)     (68,212)
                                                           --------       --------    --------
 Net cash provided by (used in) financing activities .....  11,580        (7,031)     (50,475)
                                                           --------       --------    --------
 Net increase (decrease) in cash and cash equivalents ....   5,182         2,902          (89)
 Cash and cash equivalents at beginning of year ..........   5,397         2,495        2,584
 Cash and cash equivalents at end of year ................ $10,579        $5,397       $2,495
 Supplemental cash flow information:
 Interest paid - net of amount capitalized ............... $16,207       $10,323       $7,629
 Income taxes paid .......................................  $2,399       $11,884      $26,511

 Noncash investing and financing activities: A capital lease obligation of $689 was incurred in 1999 when the Company entered into a lease for new equipment.

 See accompanying notes to consolidated financial statements.

                Wausau-Mosinee Paper Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                               Accumulated
                                                                                 Other
                                                                             Comprehensive
                                                                                 Income                 Total
                                 Common Stock               Treasury Stock       Minimum   Common       Stock-
                              Shares               Retained                      Pension   Stock-Shares holders'
                              Issued     Amount    Earnings Shares      Amount   Liability Outstanding  Equity
  Balances December 31, 1997  60,122,198 $168,553  $290,541 (2,320,431) ($17,667)($1,267)  57,801,767  $440,160

  Comprehensive earnings, 1998:
   Net earnings                                      40,801                                              40,801
   Minimum pension liability
    (net of $2,047 deferred tax)                                                  (3,408)                (3,408)
   Comprehensive earnings, 1998                                                                          37,393
  Cash dividends declared                          (15,631)                                             (15,631)
  Retirement of preferred
    stock of subsidiary                       935                                                           935
  Purchases of treasury stock                               (4,285,900)  (68,200)          (4,285,900)  (68,200)
  Stock options exercised                     998               97,972       743               97,972     1,741
  Tax benefit related to
    stock options                             200                                                           200
  Fractional shares                  614                          (614)      (12)                           (12)

 Balances December 31, 1998   60,122,812  170,686  315,711  (6,508,973)  (85,136) (4,675)  53,613,839   396,586
  Comprehensive earnings, 1999
   Net earnings                                     42,417                                               42,417
   Minimum pension liability
    (net of $2,270 deferred tax)                                                   3,651                  3,651
    Comprehensive earnings, 1999                                                                         46,068
  Cash dividends declared                          (16,598)                                             (16,598)
  Stock options exercised                      (4)               9,778       134                9,778       130
  Purchases of treasury stock                               (2,206,926)  (32,426)          (2,206,926)  (32,426)

 Balances December 31, 1999   60,122,812  170,682  341,530  (8,706,121) (117,428) (1,024)  51,416,691   393,760

  Comprehensive earnings, 2000:
   Net earnings                                        718                                                  718

   Minimum pension liability
    (net of $278 deferred tax)                                                      (449)                  (449)
    Comprehensive earnings, 2000                                                                            269

  Cash dividends declared                          (17,451)                                             (17,451)
  Stock options exercised                     (46)              10,000       133               10,000        87
  Stock option expense                      1,183                                                         1,183
  Purchases of treasury stock                                 (150,300)   (1,300)            (150,300)   (1,300)

                              60,122,812 $171,819 $324,797  (8,846,421)($118,595)($1,473)  51,276,391  $376,548

 See accompanying notes to consolidated financial statements.

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

 Use of Estimates - The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

 Cash and Cash Equivalents - The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Cash and cash equivalents are carried at cost, which approximates fair market value.

 Inventories - Pulpwood, finished paper products and the majority of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Allocation of the LIFO reserve among the components of inventories is impractical.

 Property, Plant and Equipment - Plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. Land and construction in progress are stated at cost. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the statements of income.

 Buildings are depreciated over a 20 to 45-year period; machinery and equipment over a 3 to 20-year period. Maintenance and repair costs are charged to expense as incurred. Renewals and improvements which extend the useful lives of the assets are added to the plant and equipment accounts.

 The Company's policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million or projects that exceed $10 million. Interest capitalized in 2000, 1999 and 1998 was $1.1 million, $0.6 million and $0.7 million, respectively.

 Equipment financed by long-term leases, which in effect are installment purchases, have been recorded as assets and the related obligations as debt. Depreciation expense includes amortization on capitalized leases.

 Timber and timberlands are stated at net depleted value. Depletion expense is calculated using the block and units-of-production methods.
                                 -27-
 Accounts Payable - The Company's banking system provides for the daily replenishment of major bank accounts for check-clearing requirements. Accordingly, there was a negative book cash balance of $3.3 million at December 31, 2000. This balance resulted from outstanding checks that had not yet been paid by the bank. The outstanding checks at December 31, 2000 have been reclassified to accounts payable in the Consolidated Balance Sheets.

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

 Earnings Per Share - Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per common share is calculated based on the weighted average number of common shares and common stock equivalents (options) outstanding.

 Basic and diluted earnings per share are reconciled as follows:
 (all dollar amounts in thousands, except per share data)

                                             For the years ended December 31,
                                               2000         1999       1998
                                           ----------   ----------   ----------
 Net earnings ...........................        $718      $42,417      $40,801
                                           ==========   ==========   ==========
 Basic weighted average common
   shares outstanding ...................  51,354,000   52,265,000   55,708,000
                                           ==========   ==========   ==========
 Diluted weighted average
   common shares outstanding ............  51,373,000   52,365,000   55,875,000
                                           ==========   ==========   ==========
 Net earnings per share basic ...........       $0.01        $0.81        $0.73

 Net earnings per share diluted ..........      $0.01        $0.81        $0.73

 Options to purchase an additional 1,032,475 shares of common stock were outstanding during 2000 but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares.

 Derivatives - The Company utilizes interest rate swap agreements to hedge its exposure to interest rate changes and periodically enters into futures contracts to hedge the price risk of anticipated purchases of pulp and other commodity products. Differences between the amounts paid and received under the interest rate swap agreements are recognized as adjustments to interest expense. Changes in the market value of the futures contracts are included as part of the acquisition price of pulp and other commodity products and are realized when the finished paper is sold and the other commodity products are consumed.

 Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," will be adopted January 1, 2001. The statements require all derivative instruments to be recognized on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recognized in either current earnings or other comprehensive income in the period of the change.
                                 -28-
 Because the Company's hedges are effective, the impact of the Company's adoption of SFAS No. 133 and 138 will be immaterial to the Company's financial statements.

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

 Reclassifications - Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2000 presentation.


 NOTE 2. RESTRUCTURING

 In March 2000, the Company announced the decision to close the Sorg Paper Company mill in Middletown, Ohio effective May 15, 2000 and, as a result, recorded a $25 million pre-tax restructuring charge in the first quarter of 2000. In the fourth quarter of 2000, the estimate was revised resulting in a $2.7 million pre-tax income adjustment. The closure resulted in the termination of 160 hourly and salaried employees. In addition to severance benefits for terminated employees, the restructuring charge included estimated costs for asset disposal costs, curtailment gains or losses for related pension and postretirement plans and other closure related costs.

 The following is a summary of the restructuring charges accrued and activity through December 31, 2000, related to the Sorg Paper Company closure:
 (all dollar amounts in thousands)

                                  Initial      Reserve     Payments/   Balance
                                  Charge     Adjustments    Charges  12/31/2000
                                  -------    -----------    -------  ----------
 Severance benefits for
   terminated employees ........  $4,321      ($1,800)      ($2,318)       $203
 Asset disposal costs ..........  21,622         (215)      (19,909)      1,498
 Pension and postretirement
   benefit plan costs ..........  (1,925)        (801)        2,726         -
 Other .........................     982          130          (834)        278
                                 -------      --------     ---------    -------
                                 $25,000      ($2,686)     ($20,335)     $1,979
                                 -------      --------     ---------    -------

 At December 31, 2000, all employees had been terminated from the Sorg Paper Company and severance payouts have been or are being paid. In addition, $17.8 million in asset disposal costs was reclassified to property, plant and equipment to reflect the write-down to fair value of idled assets related to the closure.

 In March 1998, the Company implemented a workforce reduction program and recorded a pre-tax restructuring charge of $37.7 million in the first quarter of 1998. The purpose of the program was to reduce the number of employees by 400 through early retirement incentives along with voluntary separation
                                 -29-
 agreements and process automation. The charge was based on estimates of the cost of the workforce reduction, including special termination benefits, settlement and curtailment losses related to pension and postretirement benefit plans. In the fourth quarter of 1998, an additional pre-tax expense of $5.1 million was recorded to recognize adjustments to the previous estimates of the early retirement incentives and to recognize additional expenses associated with integration costs. All of the benefits under the program were paid or transferred as obligations of the Company's retirement plans as of December 31, 1999.

 NOTE 3. SUPPLEMENTAL BALANCE SHEET INFORMATION

 (all dollar amounts in thousands)
                                                           2000         1999
                                                          -------      ------
 Receivables
    Trade .............................................   $80,432      $82,592
    Other .............................................     2,962        2,670
                                                          -------      -------
                                                           83,394       85,262
    Less: allowances ..................................   (12,275)     (11,285)
                                                          -------      -------
                                                          $71,119      $73,977
                                                          =======      =======
 Inventories
    Raw materials .....................................   $49,530      $57,682
    Work in process and finished goods ................   101,831       93,370
    Supplies ..........................................    30,479       29,869
                                                         --------     --------
    Inventories at cost ...............................   181,840      180,921
    LIFO reserve ......................................   (30,491)     (25,099)
                                                         --------     --------
                                                         $151,349     $155,822
                                                         ========     ========

 Property, plant and equipment
    Buildings ........................................   $130,666     $127,075
    Machinery and equipment ..........................  1,009,881      963,631
                                                        ---------    ---------
                                                        1,140,547    1,090,706
    Less: accumulated depreciation ...................   (510,814)    (477,391)
                                                        ---------    ---------
    Net depreciated value ............................    629,733      613,315
    Land .............................................      5,021        5,435
    Timber and timberlands, net of depletion .........      5,478        5,071
    Idle assets ......................................         98         -
    Construction in progress .........................     21,874       29,873
                                                        ---------    ---------
                                                         $662,204     $653,694
                                                        =========    =========
 Accrued and other liabilities
    Payrolls .........................................     $5,844       $5,134
    Vacation pay .....................................     10,669       11,336
    Employee retirement plans ........................      8,844        8,749
    Taxes other than income ..........................      3,150        3,124
    Cash dividends declared ..........................      4,362        4,118
    Stock appreciation rights ........................      2,194        3,224
    Other ............................................     14,607       11,698
                                                         --------     --------
                                                          $49,670      $47,383
                                                         ========     ========

 NOTE 4.DEBT

 A summary of long-term debt as of December 31 is as follows:

 (all dollar amounts in thousands)
                                                               2000      1999
                                                             --------  --------
 Unsecured:
 Senior notes with interest at 6.03%, due June 16, 2000 ..   $   -       $3,000
 Senior notes with interest at 7.20% to 7.43%,
   due August 31, 2007 to August 31, 2011 .................   138,500   138,500
 Industrial development bonds due July 1,
   2023 with interest at variable rates ...................    19,000    19,000
 Revolving credit agreement with financial
   institutions, with weighted average interest
   rate of 7.27% and 6.63%, respectively ..................    63,000    50,000
 Commercial paper with weighted average interest
   rate of 7.16% and 6.2%, respectively ...................    29,965     9,735
 Capitalized leases  ......................................      -           24
                                                             --------  --------
 Total long-term debt .....................................  $250,465  $220,476
                                                             ========  ========

 The Company has $138,500,000 outstanding in private placement notes that were closed and funded on August 31, 1999. The principal amounts, maturities, and interest rates on the notes are (1) $35,000,000, 8 years, 7.20%; (2) $68,500,000, 10 years, 7.31%; and (3) $35,000,000, 12 years, 7.43%. The
 Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes will be the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes will be the three month LIBOR rate, plus .55%.

 The Company has a $200 million unsecured revolving credit agreement with four participating banks. The agreement provides an unsecured short-term facility of $50 million and a $150 million multi-year facility that matures on December 10, 2004. Under the facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for competitive bid loan options amongst the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios.

 The senior notes and the revolving credit facility agreements require the Company to comply with certain covenants, one of which requires the Company to maintain minimum net worth. At December 31, 2000, $68.5 million of retained earnings was available for payment of cash dividends without violation of the minimum net worth covenant related to the senior notes.

 The Company maintains an unrated commercial paper placement agreement with a bank to issue up to $40 million of unsecured debt obligations which require unused credit availability under its revolving credit agreement equal to the amount of outstanding commercial paper. The amounts outstanding at December 31, 2000 and 1999 have been classified as long-term as the Company intends and has the ability to refinance the obligations under the revolving credit agreement.

 The aggregate annual maturities of long-term debt are as follows:

 (all dollar amounts in thousands)
                     2001      2002      2003      2004      2005    Thereafter
                   -------   -------   -------   -------   -------   ----------
                     -          -        -       $92,965      -      $157,500

 Annual maturities will be affected by future borrowings.

 NOTE 5. LEASE COMMITMENTS

 The Company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment includes the following amounts for capitalized leases:

 (all dollar amounts in thousands)                        2000          1999
                                                         ------        ------
 Machinery and equipment ............................    $1,815        $1,815
 Allowance for amortization .........................    (1,571)       (1,341)
                                                         ------        ------
 Net value .........................................       $244          $474
                                                         ------        ------

 Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

 (all dollar amounts in thousands)
                                                       Capital        Operating
                                                        Leases          Leases
                                                        ------         -------
 2001 ...............................................    $241           $1,624
 2002 ...............................................     -                971
 2003 ...............................................     -                445
 2004 ...............................................     -                447
 2005 ...............................................     -                447
 Thereafter .........................................     -              1,147
                                                        ------          ------
 Total minimum payments .............................    $241           $5,081
                                                        ======          ======

 Rental expense for all operating leases was as follows:

 (all dollar amounts in thousands)
                                                   2000       1999       1998
                                                  ------     ------     ------
 Rent expense ..................................  $6,107     $5,530     $5,346

 Contingent rentals were not material.
                                 -33-
 NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

 The Company and its subsidiaries sponsor defined benefit pension plans covering substantially all employees. Retirement benefits for salaried and non-union employees are based on pay and company performance. Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The defined benefit pension plans are funded in accordance with federal laws and regulations.

 The Company also provides certain defined benefit postretirement health and life insurance plans that cover qualifying retirees. Benefits and eligibility for various employee groups vary by location and union agreements. The defined benefit postretirement plans are unfunded.
                                 -34-
 The following schedules present changes in, and components of, the Company's net assets (liabilities) for retirement and other postretirement benefits at December 31, 2000 and 1999:

 (all dollar amounts in thousands)

                                                    Retirement Benefits       Other Benefits
                                                      2000        1999        2000      1999
                                                    --------    --------    -------   -------
 Change in benefit obligation
   Benefit obligation at beginning of year ......   $104,393    $109,806    $65,096   $70,505
   Service cost .................................      4,376       4,660      1,329     1,870
   Interest cost ................................      7,569       7,221      3,989     4,501
   Amendments ...................................        906        (245)    (1,615)     (706)
   Net actuarial loss ...........................       (367)     (8,058)    (4,454)   (5,116)
   Participant contributions ....................        -          -           977       526
   Benefits paid ................................     (8,709)     (8,991)    (6,395)   (4,610)
   Curtailments..................................       (307)       -        (1,679)   (1,874)
                                                    ---------   --------    -------   -------
   Benefit obligation at end of year ............   $107,861    $104,393    $57,248   $65,096
                                                    ========    ========    =======   =======
 Change in plan assets
   Fair value at beginning of year .............     $65,073     $55,636     $  -     $   -
   Actual return ...............................       7,927      11,579        -         -
   Company contributions .......................       9,261       6,344      5,418     4,084
   Participant contributions ...................         -           -          977       526
   Benefits paid ...............................      (8,709)     (8,991)    (6,395)   (4,610)

   Cash contribution subsequent to
     measurement date ..........................       2,274         505        -         -
                                                    --------    --------   --------  --------
   Fair value at end of year ...................     $75,826     $65,073     $  -      $  -
                                                     ========   ========   ========  ========
 Net amount recognized
   Funded status ...............................    ($32,035)   ($39,320)  ($57,248) ($65,096)
   Unrecognized prior service cost .............      12,775      14,140     (1,721)   (2,341)
   Unrecognized transition asset ...............        (566)       (729)       -         -
   Unrecognized net actuarial gain .............      (5,290)     (2,436)       (85)    4,361
                                                     --------   --------   --------- ---------
   Accrued benefit cost ........................    ($25,116)   ($28,345)  ($59,054) ($63,076)
                                                     ========   ========   ========  =========
 Amounts recognized in the Balance Sheet consist of
   Prepaid benefit cost .........................     $   -     $    -     $    -     $    -
   Accrued benefit liability ....................    (38,585)    (42,163)   (59,054)  (63,076)
   Intangible asset .............................     11,095      12,171        -         -
   Accumulated other comprehensive income .......      2,374       1,647        -         -
                                                     ---------  ---------  ---------- --------
   Net amount recognized ........................   ($25,116)   ($28,345)  ($59,054) ($63,076)
                                                    =========  =========  ========= =========
 Weighted average assumptions at end of year
   Discount rate .................................      7.75%       7.5%      7.75%       7.5%
   Expected return on plan assets ................       9.0%       9.0%        n/a        n/a
   Rate of compensation increase .................       5.0%       5.0%        n/a        n/a

 The Company selected September 30, 2000 and 1999 as the measurement dates for plan assets in 2000 and 1999, respectively.
                                 -35-
 At December 31, 2000 and 1999, the aggregate amounts relating to underfunded plans are as follows:

 (all dollar amounts in thousands)
                                                  2000          1999
                                             ----------       ----------
 Projected benefit obligation ...............   $107,861      $104,393
 Accumulated benefit obligation .............    104,511        93,150
 Fair value of plan assets ..................     75,825        65,073

 In 2000, curtailment and settlement income of $2.7 million was attributable to the closure of the Sorg Paper Company and was recognized as a component of restructuring expense. In 1998, curtailment and settlement charges of $5.9 million and special termination benefit charges of $23.3 million were related to a voluntary early retirement program among certain salaried and hourly employees were recorded as a component of restructuring expense. Both restructuring plans are discussed in Note 2 to the consolidated financial statements. The components of net periodic benefit costs recognized in the Consolidated Statements of Income were as follows:

 (all dollar amounts in thousands)
                                 Pension Benefits          Other Benefits
                                2000    1999    1998      2000    1999    1998
                               ------  ------  ------    ------  ------  ------
 Components of net periodic
   benefit cost
   Service cost ............  $4,376   $4,660  $4,687    $1,329  $1,870   $2,049
   Interest cost ...........   7,569    7,221   8,421     3,989   4,501    4,235
   Expected return on
    plan assets ............  (5,488)  (4,919) (7,576)       -      -          -
   Amortization of:
   Prior service cost ......   1,535    1,478   1,570      (508)   (226)    (164)
   Transition (asset) ......    (162)    (163)   (231)       -       -         -
   Actuarial loss ..........      46      345      01      (338)     90       91
   Curtailments and
     settlements ...........     -         -      -         -    (1,874)       -
                              -------   -----  ------    ------  -------  -------
   Subtotal ................   7,876    8,622   7,072     4,472   4,361    6,211
                              -------   -----  ------    ------  -------  -------
   Components charged to
     restructuring expense:
    Special termination
      benefit ..............     -         -   20,561       -      -       2,723
    Settlement and
      curtailment ..........     346       -      310    (3,076)   -       5,594
                              -------   -----  ------    ------  -------  -------
  Subtotal .................     346       -   20,871    (3,076)   -       8,317
                              -------   -----  ------    ------  -------  -------
  Net periodic benefit cost   $8,222   $8,622 $27,943    $1,396  $4,361  $14,528
                              =======  ====== =======    ======  ======  ========

 For purposes of determining the obligation for postretirement medical benefits in 2000, the Company has assumed a health care cost trend rate of 10%, declining by 1% annually for five years to an ultimate rate of 5%. For 1999, the assumed health care cost trend rate used in measuring the accumulated post-retirement benefit was 6%, declining by 1% for one year to an ultimate rate of 5%.

 Assumed health care cost trend rates significantly impact reported amounts for retiree medical benefits. For 2000, the effect of a one-percentage point change in the assumed health care cost trend rate would have had the following effects:

 (all dollar amounts in thousands)
                                                         One-percentage point
                                                        Increase     Decrease
                                                      ----------      ---------
 Effect on the postretirement benefit obligation ....    $6,710      ($5,986)

 Effect on the sum of the service cost
   and interest cost components .....................    $  747      ($  651)

 The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $850,000 in 2000, $1,060,000 in 1999 and $3,066,000 in 1998.

 The Company has deferred compensation or supplemental retirement agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation and supplemental retirement agreements is not material.

 NOTE 7. INCOME TAXES

 Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

 The provision for income taxes is comprised of the following:

 (all dollar amounts in thousands)
                                                  2000      1999       1998
                                                -------   -------    -------
 Current tax expense:
   Federal ................................    $   -      $13,063     $21,880
   State ..................................      1,042      1,613       3,492
                                                -------   -------    --------
 Total current ............................      1,042     14,676      25,372
                                                -------   -------    --------
 Deferred tax expense (benefit):
   Federal ................................        387      9,762        (321)
   State ..................................     (1,009)     1,162         (51)
                                                -------   -------    --------
 Total deferred ...........................       (622)    10,924        (372)
                                                -------   -------    --------
 Total provision for income taxes .........       $420    $25,600     $25,000
                                                ======    =======     =======

 A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

 (all dollar amounts in thousands)
                                     2000            1999             1998
                                 ------------   --------------   --------------
 Federal statutory tax rate ....  $398  35.0%   $23,827  35.0%   $23,030  35.0%
 State taxes (net of federal
   tax benefits) ...............    22   1.9      1,804   2.6      2,237   3.4
 Other .........................    -     -         (31)   -        (267)  (.4)
 Effective tax .................  $420  36.9%   $25,600  37.6%   $25,000  38.0%

 At the end of 2000, $40,000,000 of unused state operating loss carryovers existed which may be used to offset future state taxable income in various amounts through the year 2015. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.
                                 -37-
 The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

 (all dollar amounts in thousands)
                                                      2000            1999
                                                    --------         -------
 Deferred tax asset:
 Allowances on accounts receivable ..............     $2,279          $1,986
 Accrued compensated absences ...................      3,530           3,636
 Stock appreciation rights plans ................      1,935           1,866
 Stock options ..................................        572             -
 Pensions .......................................      9,958          11,436
 Inventories ....................................      2,863           1,912
 Postretirement benefits ........................     22,814          24,437
 Restructuring reserve ..........................      7,584             -
 Postemployment benefits ........................        301             331
 Other accrued liabilities ......................      1,367           1,515
 State net operating loss carry forward .........      3,782           1,445
 Other ..........................................      1,485           1,758
                                                    --------        --------
 Gross deferred tax asset .......................     58,470          50,322
 Less: valuation allowance ......................     (2,569)         (1,764)
                                                    --------        --------
 Net deferred tax assets ........................     55,901          48,558
                                                    --------        --------
 Deferred tax liability:

 Property, plant and equipment ..................   (138,098)       (131,211)
 Other ..........................................     (8,296)         (5,986)
                                                    --------        --------
 Gross deferred tax liability....................   (146,394)       (137,197)
                                                    --------        --------

 Net deferred tax liability .....................   ($90,493)       ($88,639)
                                                    ========        =========

 The total deferred tax liabilities (assets) as presented in the accompanying consolidated balance sheets are as follows:

 (all dollar amounts in thousands)
                                                      2000            1999
                                                    --------        --------
 Net long-term deferred tax liabilities .........   $106,956        $103,386
                                                    --------        --------
 Gross current deferred tax assets ..............    (19,032)        (16,511)
 Valuation allowance on deferred tax assets .....      2,569           1,764
                                                    --------        --------
 Net current deferred tax assets ................    (16,463)        (14,747)
                                                    --------        --------

 Net deferred tax liability .....................    $90,493         $88,639
                                                    ========        ========

 A valuation allowance has been recognized for a subsidiary's state loss carry forward and future deductible items as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 NOTE 8. STOCK OPTIONS AND APPRECIATION RIGHTS

 The Company maintains various employee stock option plans. The plans specify purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.
                                 -38-
 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the Company's common stock at the date of grant for incentive and non-qualified options.

 The following table summarizes the activity relating to the Company's stock option plans:

 STOCK OPTIONS:
                             --- 2000 ---     --- 1999 ---       --- 1998 ---
                                     Weighted         Weighted           Weighted
                                     Average          Average            Average
                                     Exercise         Exercise           Exercise
                           Shares    Price    Shares  Price     Shares   Price
                         ---------  ------  --------- ------  ---------  ------
 Options outstanding at
  beginning of year ...  1,322,375  $14.18  1,052,250 $13.93  1,030,722  $14.19
 Granted ..............     53,000    9.72    335,265  15.55    162,000   17.16
 Terminated ...........    (53,000)  17.16    (55,362) 17.97    (42,500)  23.56
 Exercised ............    (10,000)   8.75     (9,778) 13.13    (97,972)  16.5
                         ---------  ------  --------- ------  ---------  ------
 Options outstanding
   at end of year .....  1,312,375  $14.19  1,322,375 $14.18  1,052,250  $13.93
                         =========          =========         =========
 Options exercisable at
   end of year ........  1,312,375  $14.19  1,282,375 $14.23    887,250  $13.32
                         =========          =========         =========

 The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company will continue to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost had been determined consistent with the provisions of SFAS No. 123, which prescribes the "fair value based method" on the grant date, both basic and diluted earnings per share would have been $.01, $.78 and $.73 for the years ended December 31, 2000, 1999, and 1998, respectively.

 The fair value of each option grant has been estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

                                              2000         1999
                                             ------       ------
 Risk-free interest rate ...................  6.26%        4.92%
 Expected life in years  ...................    6            6
 Price volatility .......................... 45.12%       30.42%
 Dividend yield ............................  3.49%        1.86%

 The Company maintains various stock appreciation rights plans that entitle certain management employees the right to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Compensation expense is recorded with respect to the rights based upon the quoted market value of the shares and the exercise provisions.
                                 -39-
 The following table summarizes the activity relating to the Company's stock appreciation rights plans:

 Stock Appreciation Rights:
                                               2000         1999       1998
                                          -----------   ----------   ----------
 Rights outstanding at beginning of year
   (number of shares) ..................      624,855      952,991      561,907
 Granted ...............................         -         106,558      415,905
 Terminated ............................         -        (405,905)        -
 Exercised .............................     (154,000)     (28,789)    (24,821)
                                          -----------   ----------   ----------
 Rights outstanding at end of year
  (number of shares) ...................      470,855      624,855      952,991
                                          ===========   ==========  ===========
 Rights exercisable at end of year
   (number of shares) ..................      470,855      624,855      952,991
                                          ===========   ==========  ===========
 Price range of stock appreciation
   rights exercised ....................   $6.49-9.70        $4.46        $4.46
                                          ===========   ==========  ===========
 Price range of outstanding stock
   appreciation rights ................   $4.06-17.16  $4.06-17.16  $4.06-19.06
                                          ===========   ==========  ===========

 The Company maintains the 1991 Dividend Equivalent Plan. Participants are entitled to receive cash based on the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock.

 Dividend Equivalents:
                                                   2000       1999      1998
                                                 -------   ---------  --------
 Equivalents outstanding at beginning
   of year (number of shares) ................   205,433    257,930    296,778
                                                 -------   ---------  --------
 Exercised ...................................      -      ( 52,497)  ( 38,848
                                                 -------   ---------  --------
 Equivalents outstanding at end of year
   (number of shares) ........................   205,433    205,433    257,930
                                                 =======    =======    =======
 Equivalents exercisable at end of year
   (number of shares) ........................   205,433    205,433    257,930
                                                 =======    =======    =======

 On June 22, 2000, the Board of Directors approved the 2000 Stock Option Plan. During 2000, there were 1,046,013 shares granted under the plan; however, the plan is subject to approval by the Company's shareholders. As a result, expense has been recorded to the extent that the fair market value of the Company's stock on December, 31, 2000, exceeds the price of the option on the date of grant.

 The provision (credit) for all stock options outstanding, dividend equivalents and stock appreciation rights for the years ended December 31, 2000, 1999 and 1998 was $1,266,000, ($3,250,000) and ($1,520,000), respectively.

 NOTE 9. RESEARCH EXPENSES

 Research expenses charged to operations were $3,968,000 in 2000, $2,293,000 in 1999 and $2,577,000 in 1998.
                                 -40-
 NOTE 10. COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

 Litigation. During 2000, the Company's subsidiary, Bay West Paper Corporation ("Bay West"), along with other defendants, settled antitrust claims of private direct purchasers of commercial sanitary paper products in actions consolidated in the U. S. District Court for the Northern District of Florida and claims in California by indirect purchasers of sanitary commercial paper products under state antitrust law. Each settlement was made without any admission of liability. The Company took a one-time pre-tax charge of $2.0 million in the second quarter of 2000 to cover the anticipated cost of these and other settlements and other expenses related to the antitrust litigation. An action in Tennessee by indirect purchasers is still pending. In the opinion of management, Bay West has not violated any antitrust laws and the costs of disposition of the Tennessee claim will not be material.

 The Company faces potential liability for penalties for failure to file notices of reportable events and for certain excise taxes with regard to temporary liquidity shortfalls in connection with voluntary supplemental early retirement program benefits paid from two qualified plans maintained by subsidiaries. The Company's failure to notify the Pension Benefit Guaranty Corporation ("PBGC") of the reportable events on a timely basis could result in the imposition of a maximum penalty of approximately $1.6 million. The Company also faces the possible liability for excise taxes of approximately $1.5 million in connection with the temporary liquidity shortfall. The PBGC and the Internal Revenue Service each have discretion to waive all or part of the penalties or tax. The Company is seeking a waiver of all penalties and taxes and intends to seek reimbursement of any amounts it is required to pay.

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

 Environmental Matters. The Company is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

 In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that it may be a potentially responsible party for a landfill and nominated the landfill on the Environmental Protection Agency's ("EPA") National Priorities List. No action was taken by either the DNR or the EPA. The DNR has again indicated that it is reviewing the landfill and the status of the Company's subsidiary as a potentially responsible party, but the Company cannot estimate what, if any, claim for liability may result from such investigation.

 In 1998, the U.S. Environmental Protection Agency published regulations, commonly referred to as the "Cluster Rules," affecting pulp and paper industry discharges of wastewater and gaseous emissions. These rules require changes in the pulping and bleaching processes presently used in some U.S. pulp mills, including some of the Company's mills. Based on its evaluation of the rules,
                                 -41-
 the Company spent approximately $16.5 million in 2000 and believes that additional capital expenditures of approximately $2.3 million will be required to comply with the Cluster Rules in 2001.

 Other Commitments. As of December 31, 2000, the Company was committed to spend approximately $18.4 million to complete capital projects which were in various stages of completion.

 The Company's Groveton, New Hampshire mill is committed to the transportation of a fixed volume of natural gas until November 2019 under a natural gas transportation agreement with the Portland Natural Gas Transmission System Company.

 NOTE 11. PREFERRED SHARE PURCHASE RIGHTS PLAN

 The Company maintains a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock. Each right entitles its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per one one-thousandth of a preferred share, subject to adjustment. The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an "Acquiring Person"). Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right. Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) common stock of the Company (or a successor company) that has a market value of two times the exercise price of the right. Until exercisable, the rights will not be issued or traded in separate form from the common stock. After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, the Company may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment). At any time prior to any person or group becoming an Acquiring Person, the Company may redeem the rights at a price of $.01 per right. The rights will expire on October 31, 2008.

 NOTE 12. FINANCIAL INSTRUMENTS

 Financial instruments consisted of the following:

 Cash and Cash Equivalents - The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

 Futures Contracts - At December 31, 2000, the Company was party to various futures contracts for the purchase of natural gas. The natural gas contracts require the Company to purchase 107,600 decatherms of natural gas during 2001. The delivered price of natural gas varies from $5.31 to $6.53 per decatherm. At December 31, 2000, the Company's futures contracts have no carrying value. The fair value of the contracts and the total deferred gain or loss on the contracts are immaterial at December 31, 2000.

 Long-term Debt - The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.
                                 -42-
 Interest Rate Agreement - The Company uses interest rate swap agreements to manage its exposure to interest rate changes. The arrangements are considered hedges of specific borrowings. Under the agreements, the Company makes payments to a counter-party, that is a major financial institution, at variable rates and in turn receives payments at fixed rates. At December 31, 2000 and 1999, the Company had outstanding $88.5 million of fixed rate obligations with a weighted average interest rate of 7.35% which were effectively converted to variable rate obligations with an average effective interest rate of approximately 7.26% in 2000 and 6.6% in 1999. The agreement decreased interest expense by $230,000 and $320,000 in 2000 and 1999, respectively.

 The Company may be exposed to losses in the event of nonperformance of the counter-party but does not anticipate such nonperformance.

 At December 31, 2000, the fair value of the long-term debt and interest rate swap agreement exceeded the carrying value by approximately $9.1 million and approximately $6.1 million, respectively. At December 31, 1999, the fair value was not materially different from the carrying value.

 NOTE 13. SEGMENT DATA

 Factors Used to Identify Reportable Segments
 The Company's operations are classified into three principal reportable segments, the Specialty Paper Group, the Printing & Writing Group and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

 Products from which Revenue is Derived
 The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin and Jay, Maine. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility which converts printing and writing grades. The Towel & Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 Measurement of Segment Profit and Assets
 The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
                                 -43-
 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements.

 (all dollar amounts in thousands)
                                                 2000        1999       1998
                                               --------   ---------   ---------
 Net sales external customers
   Specialty Paper .........................   $401,157    $405,251   $423,473
   Printing & Writing ......................    377,470     383,907    376,131
   Towel & Tissue ..........................    173,503     155,471    146,523
                                               --------    --------    --------
                                               $952,130    $944,629   $946,127
                                               ========    ========    ========
 Net sales intersegment
   Specialty Paper .........................     $1,708      $9,190    $13,737
   Printing & Writing ......................      7,967       3,343      1,595
   Towel & Tissue ..........................         21         126         89
                                               --------    --------    --------
                                                 $9,696     $12,659    $15,421
                                               ========    ========    ========
 Operating profit
   Specialty Paper .........................    $10,942     $21,532    $47,261
     Specialty Paper - restructuring expense    (22,314)       -          -
                                               --------    --------    --------
     Total Specialty Paper .................    (11,372)     21,532     47,261
     Printing & Writing ....................     20,109      40,658     53,613
     Towel & Tissue ........................     21,631      22,381     24,018
                                               --------    --------    --------
 Total reportable segment
    operating profit .......................     30,368      84,571    124,892
    Corporate and eliminations..............    (11,144)     (4,925)    (9,944)
    Restructuring/merger expense ...........       -            -      (42,803)
 Interest expense...........................    (15,713)    (11,823)    (7,683)
   Other income (expense) ..................     (2,373)        194      1,339
                                               --------    --------    --------
     Earnings before income taxes ..........     $1,138     $68,017    $65,801
                                               ========    ========    ========
 Segment assets
   Specialty Paper .........................   $401,227    $396,624
   Printing & Writing ......................    310,006     309,507
   Towel & Tissue ..........................    180,857     183,103
   Corporate & unallocated  ................     56,341      47,228
                                               $948,431    $936,462

 OTHER SIGNIFICANT ITEMS

 (all dollar amounts in thousands)
                                                Depreciation,    Expenditures
                                      Interest  Depletion and   for Long-Lived
                                       Income    Amortization        Assets
                                      --------   ------------    --------------
 2000
 Specialty Paper ...................     $  3        $24,037         $59,937
 Printing & Writing ................       15         16,546          18,273
 Towel & Tissue ....................       -          16,405           5,793
 Corporate & unallocated ...........      120          1,872           2,893
                                         ----        -------         -------
                                         $138        $58,860         $86,896
                                         ====        =======         =======
 1999
 Specialty Paper ...................     $  8        $22,978         $47,234
 Printing & Writing ................       66         15,757          23,023
 Towel & Tissue ....................       -          14,848           9,652
 Corporate & unallocated ...........      156          1,429             710
                                         ----        -------         -------
                                         $230        $55,012         $80,619
                                         ====        =======         =======
 1998
 Specialty Paper ....................    $166        $21,629         $25,713
 Printing & Writing .................      -          15,549          22,972
 Towel & Tissue .....................      -          13,374          17,700
 Corporate & unallocated ............     237          1,655          10,638
                                         ----        -------         -------
                                         $403        $52,207         $77,023
                                         ====        =======         =======

 COMPANY GEOGRAPHIC DATA

 The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries are as follows:

 (all dollar amounts in thousands)
                                       2000           1999            1998
                                     --------       --------        --------
 United States ....................  $882,545       $882,108        $887,267
 All foreign countries ............    69,585         62,521          58,860
                                     --------       --------        --------
                                     $952,130       $944,629        $946,127
                                     ========       ========        ========

 QUARTERLY FINANCIAL DATA (UNAUDITED)

 (all dollar amounts in thousands, except per share data)

                                 First     Second    Third     Fourth
                                  Qtr.*     Qtr.      Qtr.     Qtr.**    Annual
                               --------  --------  --------  --------  --------
 2000
 Net sales ..................  $243,606  $245,214  $240,685  $222,625  $952,130
 Gross profit ...............    28,242    31,885    25,837    18,555   104,519
 Operating profit (loss) ....   (15,977)   18,232    11,885     5,084    19,224
 Net earnings (loss) ........   (12,921)    7,798     4,746     1,095       718
 Net earnings (loss) per
   share basic ..............    ($0.25)    $0.15     $0.09     $0.02     $0.01

 1999
 Net sales ..................   $226,44  $234,257  $245,825  $238,106  $944,629
 Gross profit ...............    38,663    37,159    33,697    29,579   139,098
 Operating profit ...........    25,131    17,649    22,539    14,327    79,646
 Net earnings ...............    14,104     9,727    11,786     6,800    42,417
 Net earnings per share basic     $0.27     $0.19     $0.23     $0.13     $0.81

 1998
 Net sales ..................  $237,660  $243,636 $ 241,603  $223,228  $946,127
 Gross profit ...............    46,309    48,687    42,263    37,792   175,051
 Operating profit (loss) ....   (11,378)   35,009    33,453    15,061    72,145
 Net earnings (loss) ........    (8,238)   20,804    19,611     8,624    40,801
 Net earnings (loss) per
   share basic ..............    ($0.14)    $0.36     $0.34     $0.16     $0.73

 * In 2000, includes an after-tax expense of $16.3 million ($25.0 million pre-tax) or $0.32 per share for restructuring expenses relating to the closure of the Sorg Paper Company. In 1998, includes an after-tax expense of $23.4 million ($37.7 million pre-tax) or $.40 per share for restructuring expenses relating to a workforce reduction program and other merger-related costs.

 ** In 2000, includes an after-tax income of $2.3 million ($2.7 million pre-tax) or $0.04 per share for a change in restructuring expense estimate relating to the closure of the Sorg Paper Company. In 1998, includes an after-tax expense of $3.2 million ($5.1 million pre-tax) or $.06 per share for restructuring expenses relating to a workforce reduction program and other merger-related costs.

 MARKET PRICES FOR COMMON SHARES (UNAUDITED)

              --2000--                  --1999--                 --1998--
                      Cash                     Cash                     Cash
                    Dividends                Dividends                Dividends
          Prices      Paid         Prices      Paid        Prices       Paid
 QTR.   HIGH   LOW  PER SHARE    HIGH   LOW  PER SHARE   HIGH    LOW  PER SHARE
 1st   $14.63 $9.50   $0.08    $18.00 $13.94  $0.07     $24.00 $18.88  $0.0625

 2nd    13.25  8.50    0.085    18.44  12.63   0.08      24.13  20.13   0.07

 3rd    10.19  7.75    0.085    18.00  11.94   0.08      22.75  12.13   0.07

 4th    12.13  7.56    0.085    14.19  10.63   0.08      18.50  12.25   0.07

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

 Schedule II - Valuation and Qualifying Accounts

   ($ thousands)
                                         RECEIVABLE ALLOWANCES                       OTHER ALLOWANCES
                                         Allow for    Allowance      Allowance
                                         Doubtful       for          for Pending  Merger    Restructure
                               TOTAL     ACCOUNTS     DISCOUNTS      CREDITS    ALLOWANCE   ALLOWANCE
 Balance December 31, 1997   $ 8,739     $ 2,921      $   771        $ 5,047    $  766         $ 0
    Charges to cost and
      expense                 21,180       1,296        8,391         11,493         0      42,803
    Deductions               (19,857)        (97)      (8,433)       (11,327)     (766)    (39,651)

 Balance December 31, 1998   $10,062     $ 4,120      $   729        $ 5,213    $    0     $ 3,152
    Charges to cost and
      expense                 15,912         183        8,980          6,749         0           0
    Deductions               (14,689)       (733)      (8,829)        (5,127)        0      (3,152)

 Balance December 31, 1999  $ 11,285     $ 3,570      $   880        $ 6,835    $    0         $ 0
    Charges to cost and
      expense                 26,400         630        7,585         18,185         0      22,314
    Deductions               (25,410)       (363)      (7,690)       (17,357)        0     (20,335)

 Balance December 31, 2000  $ 12,275     $  3,837     $   775        $ 7,663    $    0     $ 1,979

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 None.
                                 -47-
                               PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the materials set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's proxy statement relating to the 2001 annual meeting of shareholders (the "2001 Proxy Statement"). Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the material set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement.


 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the material set forth in the 2001 Proxy Statement under the caption "Director Compensation." Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the material set forth under the caption "Compensation of Executive Officers," through the material set forth under the subcaption,

 "Retirement Benefits," in the 2001 Proxy Statement and (2) the material set forth under the subcaption "Committee Interlocks and Insider Participation," in the 2001 Proxy Statement.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the material set forth under the caption "Beneficial Ownership of Common Stock," in the 2001 Proxy Statement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the material set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement.
                                 -48-
                                PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)  Documents filed as part of this report.

 (1)  The following financial statements are filed as part of this report:

     (i) Consolidated Balance Sheets as of December 31, 2000 and 1999

    (ii) Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

   (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

    (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

     (v) Notes to Consolidated Financial Statements

 (2)  Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

     (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998 (page 47)

 All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

 (3)  Exhibits

 The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

     Exhibit
     NUMBER                DESCRIPTION

     3.1 Restated Articles of Incorporation, as amended October 21, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)

     3.2 Restated Bylaws, as amended December 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 17, 1997)
                                 -49-
     4.1 Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)

     4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)

     4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

     4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

     4.5 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000 and January 23, 2001

    10.1 Supplemental Retirement Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.3 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.4 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.5 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.6 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                 -50-
    10.7 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.8 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

   10.13 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.14 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

   10.15 2000 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)*

   10.16    2001 Incentive Compensation Plan for Executive Officers

   10.17 Former President and CEO Severance Agreement (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

   10.18    2000 Stock Option Plan (incorporated by reference to Exhibit
            10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)

    21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

    23.1    Consent of Wipfli Ullrich Bertelson LLP

 *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)Reports on Form 8-K:

 No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.
                                 -52-
                              SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WAUSAU-MOSINEE PAPER
                                 CORPORATION


 March 26, 2001                  GARY P. PETERSON
                                 Gary P. Peterson
                                 Senior Vice President-Finance,
                                 Secretary and Treasurer

                                 (On behalf of the Registrant and as
                                 Principal Financial Officer)
                                 -53-
 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 March 26, 2001

 THOMAS J. HOWATT                       RICHARD L. RADT
 Thomas J. Howatt                       Richard L. Radt
 President and Chief Executive Officer Vice Chairman of the Board (Principal Executive Officer)


 SAN W. ORR, JR                         WALTER ALEXANDER
 San W. Orr, Jr.                        Walter Alexander
 Chairman of the Board and CEO          Director


 RICHARD G. JACOBUS                     DAVID B. SMITH, JR.
 Richard G. Jacobus                     David B. Smith, Jr.
 Director                               Director


 GARY W. FREELS                         HARRY R. BAKER
 Gary W. Freels                         Harry R. Baker
 Director                               Director

                            EXHIBIT INDEX<dagger>
                                  TO
                               FORM 10-K
                                  OF
                   WAUSAU-MOSINEE PAPER CORPORATION
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
             PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. <section>232.102(D))

 Exhibit 4.5 $200,000,000 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000 and January 23, 2001

 Exhibit 10.16  2001 Incentive Compensation Plan for Executive Officers

 Exhibit 23.1   Consent of Wipfli Ullrich Bertelson LLP

 <dagger> Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV,
 Item 14 of Form 10-K to which this Exhibit Index relates.
                                 -55-