Form 10-Q
period 2001-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2001-05-14
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 2001
                                OR

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

                             Yes   X    No

 The number of common shares outstanding at April 30, 2001 was 51,465,891.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES
                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income Three Months Ended
               March 31, 2001 (unaudited)
               and March 31, 2000 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets, March 31, 2001 (unaudited)
               and December 31, 2000 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Three Months
               Ended March 31, 2001 (unaudited)
               and March 31, 2000 (unaudited)                   3

               Notes to Condensed Consolidated
               Financial Statements                           3-5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     7-10

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                               10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 6.   Exhibits and Reports on Form 8-K             12-15
                                 (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                           March 31,
 ($ thousands, except per share data - unaudited)       2001       2000
 NET SALES                                           $224,617    $243,606
 Cost of products sold                                208,428     214,765
 Restructuring charge-inventory                             0         599
  Total cost of sales                                 208,428     215,364

 GROSS PROFIT                                          16,189      28,242

 Selling and administrative expenses                   19,253      19,818
 Restructuring charge-other                                 0      24,401
    Total                                              19,253      44,219

 OPERATING LOSS                                        (3,064)    (15,977)

 Interest expense                                      (4,336)     (3,705)

 Other income/expense, net                               (149)         61

 LOSS BEFORE INCOME TAXES                              (7,549)    (19,621)

 Credit for income taxes                               (2,800)     (6,700)

 NET LOSS                                        ($     4,749)   ($12,921)

 NET LOSS PER SHARE BASIC                        ($      0.09) ($    0.25)

 NET LOSS PER SHARE DILUTED                      ($      0.09) ($    0.25)

 Weighted average shares outstanding-basic         51,372,685  51,416,691

 Weighted average shares outstanding-diluted       51,398,413  51,464,389

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS


 ($ thousands*)                                     MARCH 31, December 31,
                                                      2001       2000
 Assets
 Current assets:
   Cash and cash equivalents                       $  9,635    $ 10,579
   Receivables, net                                  76,196      71,119
   Refundable income taxes                            4,351       5,470
   Inventories                                      151,652     151,349
   Deferred income taxes                             17,495      16,463
   Other current assets                               2,377       1,432
     Total current assets                           261,706     256,412

 Property, plant and equipment, net                 654,682     662,204
 Other assets                                        29,906      29,815

 TOTAL ASSETS                                      $946,294    $948,431

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt                 181         241
   Accounts payable                                  60,366      67,896
   Accrued and other liabilities                     44,673      49,670
     Total current liabilities                      105,220     117,807

 Long-term debt                                     258,916     250,465
 Deferred income taxes                              107,891     106,956
 Postretirement benefits                             54,303      53,867
 Pension                                             26,652      27,870
 Other noncurrent liabilities                        17,948      14,918
     Total liabilities                              570,930     571,883
 Stockholders' equity                               375,364     376,548

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $946,294    $948,431

 *The consolidated balance sheet at March  31, 2001 is unaudited.  The December
  31, 2000 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Three Months Ended
                                                       March 31,
 ($ thousands - unaudited)                           2001     2000
 Net cash provided (used) by operating activities ($ 3,450)  $5,142

 Capital expenditures                               (5,771)  (7,195)

 Borrowings under credit agreements                  8,452   11,874

 Dividends paid                                     (4,368)  (4,113)

 Stock options exercised                             1,898        0

 Proceeds on sale of property, plant and equipment     104       24

 Proceeds on termination of swap agreement           2,250        0

 Other investing and financing activities              (59)     (56)

     Net increase (decrease) in cash                 ($944) $ 5,676

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2000, for the Company's accounting policies which are pertinent to these statements.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements require all derivative instruments to be recognized on the balance sheet as either assets or liabilities at fair value. Changes
                                 -3-
         in the fair value of derivatives are recognized in either current earnings or other comprehensive income in the period of the change. Because the Company's hedges are effective, the impact of the Company's adoption of SFAS No. 133 and 138 is immaterial to the Company's financial statements.

 Note 2. The Company recorded a pre-tax restructuring charge of $25.0 million in the first quarter of 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs associated with the closure of a paper manufacturing facility in Middletown, Ohio and a pre-tax charge of $2.7 million for the resignation of the Company's president and CEO.

 Note 3. Net income includes expenses, or credits, for stock-based incentive plans calculated by using the average price of the Company's stock at the close of the reporting period as if all plans had been exercised on that day. For the three months ended March 31, 2001, these plans resulted in after-tax expense of $1,747,000 or $0.03 per share, compared to after-tax expense of $651,000 or $0.01 per share for the same period last year.

 Note 4. Accounts receivable consisted of the following:

      ($ thousands)                               MARCH 31,        December 31,
                                                    2001               2000
      Customer Accounts                            $84,042           $80,432
      Misc. Notes and Accounts Receivable            2,125             2,962
                                                    86,167            83,394
      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits          9,971            12,275
      Receivables, Net                             $76,196           $71,119

 Note 5. The various components of inventories were as follows:

      ($ thousands)                             MARCH 31,      December 31,
                                                   2001           2000
      Raw Materials and Supplies                 $ 76,770      $ 80,009
      Finished Goods and Work in Process           98,456       101,831
          Subtotal                                175,226       181,840
      Less:  LIFO Reserve                          23,574        30,491
      Net inventories                            $151,652      $151,349

 Note 6. The accumulated depreciation on fixed assets was $524,343,000 as of March 31, 2001 and $510,814,000 as of December 31, 2000. The
         provision for depreciation, amortization and depletion for the three months ended March 31, 2001 and March 31, 2000 was $15,172,000 and $14,583,000, respectively.

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

 PRODUCTS FROM WHICH REVENUE IS DERIVED
 The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin and Jay, Maine. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products and a converting facility which converts printing and writing grades. The Towel & Tissue Group markets a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.
                                 -5-
 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                Three Months
                                               Ended March 31,
      ($ in thousands-unaudited)             2001          2000
      Net sales external customers
          Specialty Paper                $  89,234      $109,845
          Printing & Writing                93,300        94,913
          Towel & Tissue                    42,083        38,848
                                          $224,617      $243,606
      Net sales intersegment
          Specialty Paper                $     104     $     885
          Printing & Writing                 2,654         1,885
          Towel & Tissue                         0             2
                                         $   2,758     $   2,772
      Operating profit(loss)(unaudited)
          Specialty Paper                  ($4,018)    $   3,682
          Specialty Paper-restructuring
          charge (Note 2)                        0       (25,000)
           Total Specialty Paper            (4,018)      (21,318)
          Printing & Writing                 1,321         7,316
          Towel & Tissue                     4,580         3,985
      Total reportable segment
          Operating profit(loss)             1,883       (10,017)
      Corporate & eliminations              (4,947)       (5,960)
      Interest expense                      (4,336)       (3,705)
      Other income/expense                    (149)           61
      Loss before income taxes          ($   7,549)     ($19,621)

      ($ in thousands-unaudited)        MARCH 31,       December 31,
                                          2001             2000
      Segment Assets
          Specialty Paper               $397,838        $ 401,227
          Printing & Writing             311,433          310,006
          Towel & Tissue                 180,861          180,857
          Corporate & Unallocated*        56,162           56,341
                                        $946,294        $ 948,431

       *Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

                                 -6-

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended March 31, 2001, net sales for the Company were $224.6 million, a decrease of 8% over last year's first quarter net sales of $243.6 million. Total tons shipped were 193,000 tons and decreased by 7% company-wide over the first quarter of 2000.

 The Specialty Paper Group's net sales decreased 19% in the first quarter of 2001 compared to the first quarter of 2000. Likewise, total tons shipped decreased from 93,500 tons to 75,600 tons quarter-over-quarter. A principle component of the decline in 2001 compared to 2000 was the closure of the Sorg Paper Company on May 15, 2000. Adjusting for the closure, first quarter 2001 sales declined 7% and tons shipped declined 6% from the first quarter of 2000. These declines are the result of competitive market conditions and a general economic slowdown.

 First quarter net sales and shipments in the Printing & Writing Group were comparable in 2001 to the first quarter of 2000. Average selling prices for the first quarter of 2001 were down approximately 3% from the first quarter of 2000 due to mix deterioration. In late January 2001, the printing paper's business announced a price increase of $60 to $80 per ton but successful implementation has been limited primarily to the premium paper grades.

 Net sales for the first quarter of 2001 increased 8% over the first quarter of 2000 for the Towel & Tissue Group. Shipments increased to 31,500 tons and represented a new record for first quarter sales. Average selling prices also increased by approximately 1% in the first quarter of 2001 compared to the first quarter last year.

 GROSS PROFIT

 Gross profit for the three months ended March 31, 2001 was $16.2 million or 7.2% of net sales, compared to last year's gross profit of $28.2 million or 11.6% of net sales. The decline in gross profit margin quarter-over-quarter is principally due to increased energy costs, product mix changes and market-related downtime. In total, energy costs have increased $7.5 million over the first quarter of 2000. Natural gas costs peaked at near $10 per decatherm and have since declined to a level of $5 to $6 per decatherm. Pulp costs in the first quarter of 2001 were similar to the first quarter of 2000 and have declined since year-end, with significant declines occurring in March and April of 2001.

 * Matters discussed in this report with respect to the Company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."
                                 -7-
 The Specialty Paper Group's gross profit margin decreased from 8.1% of net sales in 2000 to 1% this year. Total Group production, excluding the first quarter 2000 production of The Sorg Paper Company that was closed on May 15, 2000, was 74,000 tons in the first quarter of 2001 compared to 84,000 tons in 2000. Paper mill inventories at March 31, 2001, were approximately 36,000 tons and have increased 9% over the level at March 31, 2000. Customer order backlogs declined to approximately 13,000 tons at the end of the first quarter of 2001 compared to 26,000 tons at the end of the first quarter of 2000. The weak backlogs dictated market-related downtime in the first quarter at select facilities to control inventory levels.

 The Printing & Writing Group's gross profit for the first quarter of 2001 was 7.3% of net sales compared to 13.1% of net sales in the same period last year. Total production for the paper mills was down 2,000 tons or 2% in the first quarter of 2001 compared to last year's first quarter. Inventory levels and customer backlogs have increased quarter-over-quarter.

 The gross profit for the Towel & Tissue Group was 20.4% for the three months ended March 31, 2001 compared to 18.6% for last year's first quarter. Shipments increased by 8% to an all time first quarter record of 31,500 tons. Results for the Towel & Tissue group continue to benefit from declining wastepaper pricing and ongoing operational improvement efforts. Customer order backlogs have improved on a quarter-over-quarter basis.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses, excluding the first quarter 2000 restructuring charge discussed below, were $19.3 million in the first quarter of 2001, compared to $19.8 million last year. Expense for incentive compensation programs based on the market price of the Company's stock was $2.8 million in 2001 compared to $1.0 million for the same period a year ago. In addition, an expense of $2.7 million was recorded for the first quarter of 2000 for costs associated with the resignation of the Company's President and Chief Executive Officer.

 RESTRUCTURING CHARGE

 In March of 2000, the Company announced the planned closure of its Sorg facility on May 15, 2000. In accordance with the closure, the Company recorded a pre-tax restructuring charge of $25.0 million in the first quarter of 2000. This charge was classified as $24.4 million in operating expenses and $0.6 million in cost of sales. The closure costs include $3.6 million in hourly and salaried severance cost and $21.4 million in related asset write-downs and disposition costs. In the fourth quarter of 2000, the estimate was revised resulting in a $2.7 million pre-tax income adjustment.
                                 -8-
 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED (USED) BY OPERATIONS

 For the three months ended March 31, 2001, cash used by operations was $3.5 million compared to $5.1 million in cash provided by operations in the first quarter of the last year. Reduced operational earnings offset by the change in the non-cash charges accounted for the change in cash flow quarter-over-quarter.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $5.8 million for the first quarter ended March 31, 2001, compared to $7.2 million for the same period last year.

 During the first three months of 2001, the Rhinelander mill spent $2.1 million on the High Performance Liner (HPL) project.

 FINANCING

 Total current and long-term debt increased for the three months ended March 31, 2001 to $259.1 million. The increase in total debt from December 2000 is due in part to reduced earnings and dividends paid.

 Interest expense was $4.3 million in the first quarter of 2001 compared to $3.7 million in the same period of 2000. The increase in interest expense is principally the result of higher funded debt levels in 2001 compared to 2000.

 In the first quarter of 2001, the Company terminated an interest rate swap arrangement on $30 million of the 12 year senior notes and realized proceeds of $2.25 million. In addition, the Company entered into a $12.5 million revolving note agreement that expires on March 8, 2002. This credit facility replaces a portion of the $50 million, 364-day facility that expired on March 9, 2001. Later in 2001, the Company may replace a part of the remaining expired facility.

 Cash provided by operations and the borrowing capacity are expected to meet capital needs and dividends. The company has approximately $42.1 million available from existing bank facilities as of March 31, 2001.

 COMMON STOCK REPURCHASE

 In April, 2000, the Board of Directors increased the number of shares covered by its August, 1998 stock repurchase authorization by 2,571,000 shares. The total remaining authority is 2,638,674 shares as of April 30, 2001. There were no stock repurchases in the first quarter of 2000 or the first quarter of 2001.
                                 -9-
 DIVIDENDS

 A dividend declared in December, 2000, of $.085 per share was paid February 15, 2001 to shareholders of record as of February 1, 2001. At the April 19, 2001 meeting, the Board of Directors declared a quarterly cash dividend of $.085 per share that is payable May 15, 2001 to shareholders of record as of May 1, 2001.

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions or overcapacity in the industry, manufacturing problems at Company facilities and various other matters. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2000.
                                 -10-
                    PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 THE FOLLOWING RELATES TO CERTAIN OF THE LITIGATION AND POTENTIAL
 CLAIMS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

 An action alleging violation of antitrust laws is pending in Tennessee by indirect purchasers of commercial sanitary paper products against the Company's subsidiary, Bay West Paper Corporation ("Bay West"), and other defendants. In the opinion of management, Bay West has not violated any antitrust laws and the costs of disposition of the Tennessee claim will not be material.

 The Company faces potential liability for penalties for failure to file notices of reportable events and for certain excise taxes with regard to temporary liquidity shortfalls resulting from voluntary supplemental early retirement program benefits paid from two qualified plans maintained by subsidiaries. The Pension Benefit Guaranty Corporation ("PBGC") has assessed a penalty of $237,100 in connection with the Company's failure to file notices of reportable events on a timely basis. The Company also faces the possible liability for excise taxes of approximately $1.5 million in connection with the temporary liquidity shortfalls. The PBGC and the Internal Revenue Service ("IRS") each have discretion to waive all or part of the penalties or taxes. The Company is seeking a waiver of all penalties and taxes and intends to seek reimbursement of any amounts it is required to pay. The Company will appeal the PBGC's initial penalty assessment and has requested an extension of the appeal period in order to coordinate its appeal with the pending IRS determination.
                                 -11-


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.

      Exhibit
      NUMBER                           DESCRIPTION

       3.1 Restated Articles of Incorporation, as amended October 21, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)

       3.2 Restated Bylaws, as amended December 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 17, 1997)

       4.1 Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)

       4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)

       4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

       4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

       4.5 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001
                                 -12-
       4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 9, 2001

      10.1     Supplemental Retirement Plan, as last amended October 19, 2000

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

      10.9 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.10 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

      10.11 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.12 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.13 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.14 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.15 2000 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)*

      10.16 2001 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

      10.17 Former President and CEO Severance Agreement (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

      10.18    2000 Stock Option Plan (incorporated by reference to Exhibit
               10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)
                                 -14-
      21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

 *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)Reports on Form 8-K:

 The Company filed a current report on Form 8-K on March 28, 2001, reporting information under Item 9, Regulation FD Disclosure.

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER CORPORATION


 May 14, 2001                 SCOTT P. DOESCHER
                              Scott P. Doescher
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                 -16-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part of this report:

 4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 9, 2001

 10.1 Supplemental Retirement Plan, as last amended October 19, 2000
                                 -17-