Form 10-Q
period 2001-06-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 2001-08-14
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2001
                                OR

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

                             Yes   X    No

 The number of common shares outstanding at July 31, 2001 was 51,496,091.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES
                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Six Months Ended
               June 30, 2001 (unaudited) and
               June 30, 2000 (unaudited)                             1

               Condensed Consolidated Balance
               Sheets, June 30, 2001 (unaudited)
               and December 31, 2000 (derived from
               audited financial statements)                         2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 2001 (unaudited)
               and June 30, 2000 (unaudited)                         3

               Notes to Condensed Consolidated
               Financial Statements                                3-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                          7-10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                    11

     Item 4.   Submission of Matters to a Vote of Security Holders  12

     Item 6.   Exhibits and Reports on Form 8-K                  12-15

                                   (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
 ($ thousands, except per share data - unaudited)  2001          2000        2001       2000
 NET SALES                                     $  230,961     $ 245,214    455,578   $ 488,820
 Cost of products sold                            206,829       213,329    415,257     428,094
 Restructuring charge-inventory                         0             0          0         599
   Total cost of sales                            206,829       213,329    415,257     428,693

 GROSS PROFIT                                      24,132        31,885     40,321      60,127


 Selling and administrative expenses               16,006        15,747     32,482      34,524
 Stock-based incentive plan (income) expense          408        (2,094)     3,185      (1,053)
 Restructuring charge-other                             0             0          0      24,401
  Total                                            16,414        13,653     35,667      57,872

 OPERATING PROFIT                                   7,718        18,232      4,654       2,255

 Interest expense                                  (3,629)       (3,743)    (7,965)     (7,448)

 Other income (expense), net                         (249)       (2,021)      (398)     (1,960)

 EARNINGS (LOSS) BEFORE INCOME TAXES                3,840        12,468     (3,709)     (7,153)

 Provision (credit) for income taxes                1,430         4,670     (1,370)     (2,030)

 NET EARNINGS (LOSS)                           $    2,410     $   7,798  ($  2,339)    ($5,123)

 NET EARNINGS (LOSS) PER SHARE BASIC           $     0.05     $    0.15  ($   0.05)   ($  0.10)

 NET EARNINGS (LOSS) PER SHARE DILUTED         $     0.05     $    0.15   ($  0.05)   ($  0.10)

 Weighted average shares outstanding-basic     51,484,218    51,398,137 51,428,760  51,407,414

 Weighted average shares outstanding-diluted   51,521,815    51,424,283 51,454,942  51,446,100

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS


 ($ thousands*)                                    JUNE 30,  December 31,
                                                     2001        2000
 Assets
 Current assets:
   Cash and cash equivalents                    $    13,338   $   10,579
   Receivables, net                                  74,126       71,119
   Refundable income taxes                            3,229        5,470
   Inventories                                      136,400      151,349
   Deferred income taxes                             17,495       16,463
   Other current assets                               1,663        1,432
     Total current assets                           246,251      256,412

 Property, plant and equipment, net                 648,905      662,204
 Other assets                                        30,099       29,815

 TOTAL ASSETS                                   $   925,255   $  948,431

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt         $       122   $      241
   Accounts payable                                  59,836       67,896
   Accrued and other liabilities                     54,653       49,670
     Total current liabilities                      114,611      117,807

 Long-term debt                                     238,586      250,465
 Deferred income taxes                              107,862      106,956
 Postretirement benefits                             54,442       53,867
 Pension                                             22,877       27,870
 Other liabilities                                   17,232       14,918
     Total liabilities                              555,610      571,883
 Stockholders' equity                               369,645      376,548

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   925,255   $  948,431

 *The consolidated balance sheet at June 30, 2001 is unaudited. The December 31, 2000 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Six Months Ended
                                                     June 30,
 ($ thousands - unaudited)                        2001      2000
 Net cash provided by operating activities      $ 32,996    $ 31,174

 Capital expenditures                           (14,251)     (35,030)

 Borrowings(payments) under credit agreements   (11,879)       8,878

 Dividends paid                                  (8,743)      (8,484)

 Stock options exercised                          2,296            0

 Purchase of company stock                            0         (565)

 Proceeds on sale of property, plant and equipment  209           71

 Proceeds on termination of swap agreement        2,250            0

 Other investing and financing activities          (119)        (113)

     Net increase (decrease) in cash            $ 2,759     ($ 4,069)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Note 1. The accompanying unaudited condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2000 for the Company's accounting policies which are pertinent to these statements.

 Note 2. The Company recorded a pretax restructuring charge of $25.0 million in the first quarter of 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs associated with the closure of a paper manufacturing facility in Middletown, Ohio. The shutdown includes $3.6 million in hourly and salaried severance cost and the
                                   -3-
         asset disposition cost includes $21.4 million in related asset write-downs and disposition costs

 Note 3. The following table provides earnings and per share data for the
         Company:

      ($ thousands, except per share amounts)
                                                   Three Months                 Six Months
                                                  Ended June 30,              Ended June 30,
                                                 2001        2000          2001           2000
      Basic and diluted income available
         to shareholders (numerator)
      Net earnings(loss)                     $    2,410   $   7,798    ($   2,339)   ($   5,123)

      Shares (denominator)
      Average shares outstanding             51,484,218   51,398,317   51,428,760    51,407,414
      Dilutive securities:
        Stock option plans                       37,597       26,146       26,182        38,686
          Total                              51,521,815   51,424,283   51,454,942    51,446,100

      Basic per share amounts:
        Net earnings (loss)                 $      0.05  $      0.15   ($   0.05)       ($ 0.10)
      Diluted per share amounts:
        Net earnings (loss)                 $      0.05  $      0.15   ($   0.05)       ($ 0.10)

 Note 4. Accounts receivable consisted of the following:

      ($ thousands)                               JUNE 30, December 31,
                                                     2000      2001
      Customer Accounts                            $82,339  $80,432
      Misc. Notes and Accounts Receivable            2,243    2,962
                                                    84,582   83,394
      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits        (10,456) (12,275)
      Receivables, Net                             $74,126  $71,119

 Note 5. The various components of inventories were as follows:

      ($ thousands)                               JUNE 30, December 31,
                                                   2001         2000
      Raw Materials and Supplies                 $ 74,953     $ 80,009
      Finished Goods and Work in Process           81,265      101,831
          Subtotal                                156,218      181,840
      Less:  LIFO Reserve                         (19,818)     (30,491)
      Net inventories                            $136,400     $151,349

                                   -4-
 Note 6. The accumulated depreciation on fixed assets was $538,032,000 as of June 30, 2001 and $510,814,000 as of December 31, 2000. The
         provision for depreciation, amortization and depletion for the six months ended June 30, 2001 and June 30, 2000 was $30,379,000 and $29,174,000, respectively.

 Note 7. For the three months ended June 30, 2000, the Company recorded a provision in the amount of $2.0 million to cover the cost of antitrust litigation settlement expenses. Certain legal proceedings and/or contingent liabilities are described under Part II, Item 1 of this report.

 Note 8. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

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

         PRODUCTS FROM WHICH REVENUE IS DERIVED
         The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes converting facilities which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility which converts printing
                                   -5-
         and writing grades. The Towel & Tissue Group markets a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

         RECONCILIATIONS
         The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                             Three Months          Six Months
                                             Ended June 30,       Ended June 30,
      ($ thousands-unaudited)               2001       2000       2001     2000
      Net sales external customers
          Specialty Paper                 $ 86,178  $ 104,163    $175,412   $214,008
          Printing & Writing                97,404     98,430     190,704    193,343
          Towel & Tissue                    47,379     42,621      89,462     81,469
                                          $230,961   $245,214    $455,578   $488,820
      Net sales intersegment
          Specialty Paper               $      130   $    561    $    234  $   1,446
          Printing & Writing                 2,153      1,788       4,807      3,673
          Towel & Tissue                         0         20           0         22
                                        $    2,283   $  2,369    $  5,041  $   5,141
      Operating profit (loss)
          Specialty Paper                ($  2,710)  $  5,200   ($  6,728) $   8,882
          Specialty Paper-
          restructuring charge
          (Note 1)                               0          0           0    (25,000)
            Total Specialty Paper           (2,710)     5,200      (6,728)   (16,118)
          Printing & Writing                 6,109      7,986       7,430     15,302
          Towel & Tissue                     7,272      5,280      11,852      9,265
      Total reportable segment
          operating profit                  10,671     18,466      12,554      8,449
      Corporate & eliminations              (2,953)      (234)     (7,900)    (6,194)
      Interest expense                      (3,629)    (3,743)     (7,965)    (7,448)
      Other income/expense                    (249)    (2,021)       (398)    (1,960)
      Earnings (loss) before
         income taxes                      $ 3,840   $ 12,468    ($ 3,709)   ($7,153)

      ($ thousands-unaudited)              JUNE 30,    December 31,
                                             2001          2000
      Segment Assets
          Specialty Paper                   $386,873   $ 401,227
          Printing & Writing                 297,060     310,006
          Towel & Tissue                     182,810     180,857
          Corporate & Unallocated*            58,512      56,341
                                            $925,255   $ 948,431

       *Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended June 30, 2001, net sales for the Company were $231.0 million, a decrease of 5.8% from the prior year's second quarter net sales of $245.2 million. The total tons shipped in the second quarter of 2001 decreased 1.2% to 201,000 tons as compared to 203,500 tons for the same period in 2000. Year-to-date, net sales were $455.6 million in 2001 compared to $488.8 million in 2000, a decrease of 6.8%. Shipments of 393,500 tons decreased 4.1% from the 410,500 tons shipped during the first six months of 2000. Excluding tons shipped from the Company's Sorg Paper facility, closed in May 2000, tons shipped were up 2.4% and 0.4% in the second quarter and first half of 2001, respectively.

 Net sales for the Specialty Paper Group were $86.2 million compared to $104.2 million for the second quarters of 2001 and 2000, respectively. Total tons shipped were 76,000, a decrease of 11.4% from the second quarter of 2000. A significant portion of the reduction in shipping volume quarter-over-quarter was due to the closure of the Sorg Paper Company on May 15, 2000. In addition, the customized nature of the products manufactured by the Specialty Paper Group coupled with weak economic conditions and market demand have negatively impacted product pricing, mix and volume for this group. For the first six months of 2001, the Specialty Paper Group sales were $175.4 million compared to $214.0 million for the same six month period in 2000, a decrease of 18.0%. Shipment volume was 151,600 tons in the first six months of 2001 and was down 15.4% from the comparable period in 2000. As discussed in the quarter-over-quarter comparison, the reduction in the tons shipped was primarily due to the closure of the Sorg Paper Company. In addition, weak market conditions and competitive pressures have resulted in volume shortfalls and pricing declines over the first half of the year.

 Second quarter sales for the Printing & Writing Group were similar for both 2001 and 2000 at $97.4 million and $98.4 million, respectively. Shipments increased 3.9% to 89,700 tons in the second quarter of 2001 compared to 86,400 tons in the second quarter of 2000. Printing & Writing Group sales for the first half of 2001 decreased 1.3% over the first half of 2000 at $190.7 million and $193.3 million, respectively, while shipment volume increased 2.6% to 175,100 tons for the same period. For both the quarter and year-to-date comparisons, volume improvements were offset by reduced product selling prices and product mix changes resulting in the decline in net sales. Weak market demand, most notable in the higher priced premium uncoated printing grades, lead to the decline in product pricing and mix.




 * Matters discussed in this report with respect to the Company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."

 The Towel & Tissue Group's second quarter 2001 sales were $47.4 million or 11.3% higher than second quarter sales in 2000 of $42.6 million. Although the average selling price for the second quarter of 2001 was down 1% compared to the second quarter of 2000, volume increased to 35,300 tons or 12.3% over the second quarter of 2000. Year-to-date sales for the Towel & Tissue Group increased 9.8% to $89.5 million in 2001 compared to $81.5 million in 2000. Competitive market conditions have hindered the ability to raise selling prices; however, improved product mix and volume gains have contributed to an increase in net sales.

 Order backlog for ongoing operations of 26,545 tons at June 30, 2001 is down from the 30,960 tons at June 30, 2000. While order backlog has improved year-over-year for the Printing & Writing and Towel & Tissue groups, the Specialty Paper Group has been impacted most significantly by weak market conditions resulting in reduced backlog levels for similar periods. The company believes backlog totals do not entirely indicate the strength of its business, since a substantial percentage of orders are shipped out of inventory promptly upon receipt.
 GROSS PROFIT

 Gross profit for the three months ended June 30, 2001 was $24.1 million or 10.4% of net sales, compared to gross profit for the same period of 2000 of $31.9 million or 13.0% of net sales. The decline in gross profit margin from 2000 is due primarily to lower selling prices, a less favorable product mix and higher energy costs as compared to the same period last year. The decline occurred despite a substantial reduction in market pulp and wastepaper cost during the second quarter of 2001 as compared to 2000. Year-to-date margins for 2001 declined by 3.5 percentage points as a result of similar business conditions explained in the quarterly comparison.

 The Specialty Paper Group's gross profit margin decreased from 9.5% of net sales in the second quarter of 2000 to 1.9% this year. For the first six months of 2001 gross profit margins were 1.4% for the Specialty Paper Group, compared to 8.5% in the prior year's first six months. The decline in gross margin on a quarter-over-quarter basis is due primarily to declining product prices and a weaker mix caused by decreased demand in the specialty markets. As a result of market conditions and to reduce paper inventories, select market-related downtime at two mills in the Specialty Paper Group was taken in the second quarter of 2001.

 The Printing & Writing Group's gross profit margin for the second quarter of 2001 was 11.4% compared to 13.1% for the prior year. For the first six months of 2001 gross profit margin was 9.4% compared to 13.1% for 2000. The decline in margin was due primarily to selling price and mix erosion combined with higher energy costs.

 The gross profit margin for the Towel & Tissue Group was 23.7% for the second quarter of 2001, an increase of 3.0 percentage points from the prior year's gross margin of 20.7%. For the first six months of 2001 the group's gross profit margin improved to 22.2% compared to 19.7% in 2000. Volume increases along with improved operations and cost reduction initiatives favorably impacted gross profit margins for both the second quarter and the first half of 2001.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended June 30, 2001 were $16.0 million compared to $15.7 million in the same period in 2000. Incentive compensation programs based on the market price of the Company's stock resulted in an expense of $.4 million for the current quarter compared to an income adjustment of $2.1 million in the second quarter of 2000.

 For the six months ended June 30, 2001, selling and administrative expenses were $32.5 million compared to $34.5 million in the first half of 2000. Expense for stock incentive programs was $3.2 million in 2001 compared to income of $1.1 million in 2000. As previously mentioned, the six months ended June 30, 2000 included a restructuring charge of $24.4 million.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the six months ended June 30, 2001, cash provided by operations was $33.0 million, compared to $31.2 million for the same period of 2000. The increase in operating cash flows was principally generated from inventory reductions during 2001 compared to an increase in inventory for the same period in 2000.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $14.3 million for the six months ended June 30, 2001, compared to $35.0 million for the same period last year.

 During the first six months of 2001, the Specialty Paper Group incurred $3.2 million in carry-over spending for the High Performance Liner (HPL) project at the Rhinelander mill. The Printing & Writing Group spent $.9 million on Cluster Rule Compliance at the Brokaw mill. Year-to-date, the Towel & Tissue Group has spent $2.7 million on various converting lines at the Harrodsburg, Kentucky facility.

 FINANCING

 Total current and long-term debt decreased for the six months ended June 30, 2001 to $238.7 million. The decrease in total debt from December 2000 is principally due to improved operating cash flows as a result of targeted working capital reduction efforts and reduced capital spending.

 Interest expense was $3.6 million in the second quarter of 2001 compared to $3.7 million in the same period of 2000. The decrease in interest expense is the result of lower interest rates offset slightly by higher debt levels.
                                   -9-
 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. The Company had approximately $62.4 million in borrowings available from existing bank facilities as of June 30, 2001.

 COMMON STOCK REPURCHASE

 In April 2000, the Board of Directors increased the number of shares covered by its August 1998 stock repurchase authorization by 2,571,000 shares. As of July 31, 2001, the total remaining authority is 2,638,674 shares. There were no stock repurchases during the first half of 2001. In 2000, 60,300 shares of the Company's stock were repurchased under the stock repurchase authorization.

 DIVIDENDS

 A dividend declared in December, 2000, of $.085 per share was paid
 February 15, 2001. At the April 19, 2001 meeting, the Board of Directors declared a quarterly cash dividend of $.085 per share that was paid on May 15, 2001. On June 14, 2001, the Board of Directors declared a quarterly cash dividend of $.085 payable August 15, 2001 to shareholders of record on August 1, 2001.

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 On August 10, 2001, the Company terminated its interest rate swap agreement with respect to its 10-year notes in exchange for a lump sum payment of $5.5 million. There have been no other material changes in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2000.
                                   -10-
                    PART II.  OTHER INFORMATION

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

 The Company faces potential liability for penalties for failure to file notices of reportable events and for certain excise taxes with regard to temporary liquidity shortfalls resulting from voluntary supplemental early retirement program benefits paid from two qualified plans maintained by subsidiaries. The Pension Benefit Guaranty Corporation ("PBGC") has assessed a penalty of $237,100 in connection with the Company's failure to file notices of reportable events on a timely basis. The Company also faces the possible liability for excise taxes of approximately $1.5 million in connection with the temporary liquidity shortfalls. The PBGC and the Internal Revenue Service ("IRS") each have discretion to waive all or part of the penalties or taxes. The Company is seeking a waiver of all penalties and taxes and intends to seek reimbursement of any amounts it is required to pay. The Company has appealed the PBGC's initial penalty assessment.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of shareholders of the company was held on April 19, 2001.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

              MATTER                      SHARES VOTED

                                                                        Broker
                                 FOR    AGAINST    WITHHELD   ABSTAIN NON-VOTE
 1. Election of Class II
    Directors

  (a)  Harry R. Baker         46,709,408   N/A      1,659,199     N/A      0

  (b)  Dennis J. Kuester      46,480,761   N/A      1,887,846     N/A      0

  (c) Richard L. Radt         46,259,420   N/A      2,109,187     N/A      0

 2.  Approval of 2000 Stock
     Option Plan              31,133,158 12,719,967       N/A 968,429      0

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

       4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

       4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

       4.5 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 2000)*

       4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 9, 2001 (incorporated by reference to Exhibit
                                   -12-
                 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001)

      10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)

      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.3 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.4       1990 Stock Appreciation Rights Plan, as last amended March
                 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

      10.10 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

      10.11 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the
                                   -13-
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.12 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.13 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.14 Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.15 2000 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)*

      10.16 2001 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

      10.17 Former President and CEO Severance Agreement (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)*

      10.18      2000 Stock Option Plan (incorporated by reference to Exhibit
                 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)*

       21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

 *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)Reports on Form 8-K:

 The Company filed a current report on Form 8-K on April 24, 2001, reporting earnings and net sales information for the quarter ended March 31, 2001 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER CORPORATION



 August 14, 2001              SCOTT P. DOESCHER
                              Scott P. Doescher
                              Senior Vice President-Finance,
                              Secretary and Treasurer

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

  None
                                   -16-