Form 10-Q
period 2001-09-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 2001-11-14
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2001
                                OR

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

                             Yes   X    No

  The number of common shares outstanding at October 31, 2001 was 51,506,091.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES
                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Statements of
               Income, Three Months and Nine Months Ended
               September 30, 2001 (unaudited) and
               September 30, 2000 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets, September 30, 2001 (unaudited)
               and December 31, 2000 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Nine Months
               Ended September 30, 2001 (unaudited)
               and September 30, 2000 (unaudited)               3

               Notes to Condensed Consolidated
               Financial Statements                           3-7

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     8-12

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               13

     Item 6.   Exhibits and Reports on Form 8-K             14-17
                                  (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
 ($ thousands, except per share data - unaudited)   2001       2000         2001         2000

 NET SALES                                       $234,975    $240,685     $690,553     $729,505
 Cost of products sold                            204,425     214,848      619,682      642,942
 Restructuring charge-inventory                         0           0            0          599
  Total cost of sales                             204,425     214,848      619,682      643,541

 GROSS PROFIT                                      30,550      25,837       70,871       85,964

 Selling and administrative expenses               15,828      14,157       48,310       48,681
 Stock-based incentive plan (income) expense         (693)       (205)       2,492       (1,258)
   Restructuring charge-other                           0           0            0       24,401
  Total                                            15,135      13,952       50,802       71,824

 OPERATING PROFIT                                  15,415      11,885       20,069       14,140

 Interest expense                                  (3,431)     (3,942)     (11,396)     (11,390)

 Other income (expense), net                         (484)       (357)        (882)      (2,317)

 EARNINGS BEFORE INCOME TAXES                      11,500       7,586         7,791         433

  Provision for income taxes                        4,250       2,840         2,880         810

 NET EARNINGS (LOSS)                           $    7,250  $    4,746     $   4,911    ($   377)

 NET EARNINGS (LOSS) PER SHARE BASIC           $     0.14  $     0.09     $    0.10    ($  0.01)

 NET EARNINGS (LOSS) PER SHARE DILUTED         $     0.14  $     0.09     $    0.10    ($  0.01)

 Weighted average shares outstanding-basic     51,500,113  51,332,587    51,452,806  51,382,290

 Weighted average shares outstanding-diluted   51,515,194  51,334,080    51,475,406  51,407,413

 Wausau-Mosinee Paper Corporation
 CONSOLIDATED BALANCE SHEETS

 ($ thousands*)                                   SEPTEMBER  30,  December 31,
                                                       2001           2000
 Assets
 Current assets:
   Cash and cash equivalents                      $  16,605       $  10,579
   Receivables, net                                  76,329          71,119
   Refundable income taxes                                0           5,470
   Inventories                                      125,673         151,349
   Deferred income taxes                             17,495          16,463
   Other current assets                               1,588           1,432
     Total current assets                           237,690         256,412

 Property, plant and equipment, net                 642,159         662,204
 Other assets                                        30,770          29,815

 TOTAL ASSETS                                      $910,619        $948,431

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt        $         61    $        241
   Accounts payable                                  65,521          67,896
   Accrued and other liabilities                     47,601          49,670
     Total current liabilities                      113,183         117,807

 Long-term debt                                     213,500         250,465
 Deferred income taxes                              107,862         106,956
 Postretirement benefits                             54,547          53,867
 Pension                                             22,556          27,870
 Other liabilities                                   21,950          14,918
     Total liabilities                              533,598         571,883
 Stockholders' equity                               377,021         376,548

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $910,619        $948,431

 *The consolidated balance sheet at September 30, 2001 is unaudited.  The
 December 31, 2000 consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                       September 30,
 ($ thousands - unaudited)                             2001      2000
 Net cash provided by operating activities           $69,607     $48,030

 Capital expenditures                                (22,590)    (65,898)

 Borrowings (payments) under credit agreements       (36,965)     30,698

 Dividends paid                                      (13,120)    (12,849)

 Stock options exercised                               2,422           0

 Purchase of Company stock                                 0        (913)

 Proceeds on sale of property, plant and equipment       470         142

 Proceeds on termination of swap agreement             6,382           0

 Other investing and financing activities               (180)       (171)

     Net increase (decrease) in cash                $  6,026  ($     961)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2000, for the Company's accounting policies which are pertinent to these statements.
                                  -3-
 Note 2. The Company recorded a pretax restructuring charge of $25.0 million in the first quarter of 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs associated with the closure of a paper manufacturing facility in Middletown, Ohio. The shutdown includes $3.6 million in hourly and salaried severance cost and the asset disposition cost includes $21.4 million in related asset write-downs and disposition costs.

 Note 3. The following table provides earnings and per share data for the
         Company:

      ($ thousands, except per share amounts)
                                                Three Months          Nine Months
                                             Ended September 30,    Ended September 30,
                                              2001       2000        2001        2000
      Basic diluted income available
         to stockholders
      Net earnings (loss)                $    7,250     $4,746    $   4,911      ($377)

      Shares
      Average shares outstanding         51,500,113 51,332,587   51,452,806 51,382,290
      Dilutive securities:
        Stock option plans                   15,081      1,493       22,600     25,123
          Total                          51,515,194 51,334,080   51,475,406 51,407,413

      Basic per share amounts:
        Net earnings (loss)            $       0.14 $     0.09  $      0.10 ($    0.01)
      Diluted per share amounts:
        Net earnings (loss)            $       0.14 $     0.09  $      0.10 ($    0.01)

 Note 4.  Accounts receivable consisted of the following:

   ($ thousands)                               SEPTEMBER 30,  December 31,
                                                     2001         2000
      Customer Accounts                           $ 86,736   $ 80,432
      Misc. Notes and Accounts Receivable            1,471      2,962
         Subtotal                                   88,207     83,394
      Less: Allowances for Discounts,
      Doubtful Accounts and Pending Credits        (11,878)   (12,275)
      Receivables, Net                            $ 76,329   $ 71,119

                                  -4-
 Note 5. The various components of inventories were as follows:

          ($ thousands)                      SEPTEMBER 30,   December 31,
                                                  2001          2000
      Raw Materials and Supplies              $  68,830    $   80,009
      Finished Goods and Work in Process         76,795       101,831
          Subtotal                              145,625       181,840
      Less:  LIFO Reserve                      (19,952)       (30,491)
      Net inventories                          $125,673     $ 151,349

 Note 6. The accumulated depreciation on fixed assets was $551,343,000 as of September 30, 2001 and $510,814,000 as of December 31, 2000. The provision for depreciation, amortization and depletion for the nine months ended September 30, 2001 and September 30, 2000 was $45,630,000 and $43,703,000, respectively.

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
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                           Three Months        Nine Months
                                          Ended Sept. 30,     Ended Sept. 30,
      ($ in thousands-unaudited)         2001       2000     2001        2000
      Net sales external customers
          Specialty Paper             $  88,021 $  97,891   $263,433    $311,899
          Printing & Writing             97,369    95,299    288,073     288,642
          Towel & Tissue                 49,585    47,495    139,047     128,964
                                       $234,975  $240,685   $690,553    $729,505
      Net sales intersegment
          Specialty Paper                $  119  $   205  $      353     $ 1,651
          Printing & Writing              1,740    2,012       6,547       5,685
          Towel & Tissue                      0        0           0          22
                                      $   1,859  $ 2,217     $ 6,900     $ 7,358
      Operating profit (loss)
          Specialty Paper             $ (1,247)  $ 2,368     $(7,975)   $ 11,250
          Specialty Paper
            -restructuring charge
             (Note 2)                        0         0           0     (25,000)
            Total Specialty Paper       (1,247)    2,368      (7,975)    (13,750)
          Printing & Writing            10,378     3,316      17,808      18,618
          Towel & Tissue                 7,957     7,246      19,809      16,511
      Total reportable segment
          operating profit              17,088    12,930      29,642      21,379
      Corporate & eliminations          (1,673)   (1,045)     (9,573)     (7,239)
      Interest expense                  (3,431)   (3,942     (11,396)    (11,390)
      Other income (expense)              (484)     (357)       (882)     (2,317)
      Earnings before income taxes    $ 11,500   $ 7,586    $  7,791   $     433

                                          SEPTEMBER 30,   December 31,
        ($ in thousands-unaudited)            2001            2000
      Segment Assets
          Specialty Paper                  $ 376,392      $ 401,227
          Printing & Writing                 294,228        310,006
          Towel & Tissue                     181,743        180,857
          Corporate & Unallocated*            58,256         56,341
                                           $ 910,619      $ 948,431

       *Industry segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with industry segments.

 Note 8. For the three months ended June 30, 2000, the Company recorded a provision in the amount of $2.0 million to cover the cost of antitrust litigation settlement expenses. Certain legal proceedings are described under Part II, Item 1 of this report.
                                  -6-
 Note 9. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 supersedes Accounting Principles Board
         (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that if reasonably estimable, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adopting this standard.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses timing and measurement of recognizing an impairment loss on long-lived assets which may not be recoverable from future operating cash flows. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a material impact on its results of operations.
                                  -7-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended September 30, 2001, net sales for the Company were $235.0 million, a decrease of 2.4% from the prior year's third quarter net sales of $240.7 million. The total tons shipped for the three months ended September 30, 2001 were 212,600 tons, an increase of 6.0% from the prior year's third quarter. For the first nine months of 2001, net sales were $690.6 million compared to $729.5 million in 2000, or a decrease of 5.3%. Shipments from operations for the nine months ended September 30, 2001 were 606,100 tons compared to 611,000 tons in the prior year.

 Net sales for the Specialty Paper Group were $88.0 million compared to $97.9 million for the third quarters of 2001 and 2000, respectively.
 Total tons shipped were 86,400 tons for the third quarter of 2001 compared to 79,500 tons for the third quarter of 2000. Excluding net sales and tons shipped from the Sorg Paper Company, which was closed on May 15, 2000, the net sales and tons shipped for the period ending September 30, 2000, were $94.2 million and 77,700 tons, respectively. Ongoing operations experienced shipment gains of 11% over the third quarter of 2000 as volume was secured in non-core markets. Per ton selling prices declined quarter-over-quarter by approximately 16% with approximately half of the decline due to changes in mix from core to non-core products. For the first nine months of 2001, Specialty Paper Group sales were $263.4 million, a decrease of 15.5% from the comparable period in 2000. The closure of the Sorg Paper Company accounted for approximately half of the decline, with product mix and selling price differences accounting for the remaining decline in net sales. Tons shipped from ongoing operations remained flat year-over-year at 238,000 tons.

 Third quarter sales for the Printing & Writing Group were $97.4 million in 2001 compared to $95.3 million in 2000, an increase of 2.2%. Average selling prices declined approximately 3% from the third quarter of 2000 while shipment volume increased 4% to 88,700 tons in the third quarter of 2001 compared to 84,900 tons in the comparable quarter of 2000. The year-over-year shipment increase can be traced, in part, to ongoing industry capacity rationalization and competitive mill closures. The increase has occurred during a period of broad-based decline in uncoated free sheet demand. For the first nine months of 2001, net sales were $288.1 million, essentially even with 2000 net sales of $288.6 million. Increased shipment volumes offset product price and mix declines to hold net sales flat for the first nine months of 2001 compared to 2000.

 * Matters discussed in this report with respect to the Company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."
                                  -8-

 Net sales for the Towel & Tissue Group for the quarter ended September 30, 2001 were $49.6 million, an increase of 4.4% over the third quarter net sales in 2000. Third quarter shipments of 37,500 tons were 3.9% higher than the same period in 2000. Although higher than the same period last year, the rate of gain declined from levels earlier this year due, in part, to weakening economic conditions and reduced order activity in the weeks following the September 11th terrorist attacks. Third quarter 2001 average selling prices were approximately 1% under the third quarter of 2000. Net sales for the Towel & Tissue Group were $139.0 million for the first nine months of 2001 compared to $129.0 million in the same period of 2000. Shipments improved to 104,300 tons, an increase of 7.9% over that of the first nine months of 2000. For the first nine months of 2001 comparisons, volume gains at the Towel & Tissue Group and relatively flat average pricing combined to generate a 7.8% increase in net sales in 2001 compared to 2000.

 Company-wide order backlog was 34,800 tons at September 30, 2001. However, the Company believes backlog totals do not entirely indicate the strength of its business, since a substantial percentage of orders are shipped out of inventory promptly upon receipt.

 GROSS PROFIT

 Gross profit for the three months ended September 30, 2001 was $30.6 million or 13.0% of net sales, compared to gross profit for the same period of 2000 of $25.8 million or 10.7% of net sales. The improvement in gross profit margin from 2000 is due primarily to lower average market pulp and natural gas costs. Year-to-date margins for 2001 declined by 1.5 percentage points as compared to the same period in 2000. A decline in average selling prices, offset somewhat by lower market pulp and natural gas prices, accounted for most of the year-to-date reduction in gross margin percentage.

 Gross profit margin for the Specialty Paper Group declined to 3.5% of net sales in the third quarter of 2001 compared to 6.8% in the third quarter of 2000. For the first nine months of 2001 gross profit margins were 2.1% for the Specialty Paper Group, compared to 7.9% in the prior year's first nine months. For both quarter and year-to-date comparisons, lower average selling prices, partially offset by a decline in market pulp and natural gas costs, accounted for most of the reduction in Specialty Paper Group's gross margin percentage.

 The Printing & Writing Group's gross profit margin for the third quarter of 2001 was 16.2% compared to 8.8% for the prior year. Despite slightly lower average selling prices, margin improvement on a quarter-over-quarter comparison was driven by reductions in market pulp and energy costs, as well as improved operating efficiencies. For the first nine months of 2001 gross profit margin remained unchanged at 11.7% of net sales as operational efficiency improvements and lower market pulp and natural gas prices offset selling price and mix declines.

 The gross profit margin for the Towel & Tissue Group was 22.9% for the third quarter of 2001 compared to 22.4% reported in the third quarter of 2000. For the first nine months of 2001 the Group's gross profit margin improved to 22.4% from 20.7% in the first nine months of 2000. Quarter-
                                  -9-
 over-quarter and year-to-date improvements in manufacturing efficiencies and reduced wastepaper pricing improved gross profit margins despite relatively flat average selling prices.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended September 30, 2001 were $15.1 million compared to $14.0 million in the same period in 2000. Adjustments for incentive compensation programs based on the market price of the Company's stock accounted for $0.5 million of the quarter-over-quarter variance. After considering these adjustments, the quarter-over-quarter increase is attributable to higher employee benefit, sales promotion and professional expenses.

 For the nine months ended September 30, 2001, selling and administrative expenses were $50.8 million compared to $47.4 million in the first nine months of 2000. Adjustments for stock incentive programs resulted in expense of $2.5 million in 2001 compared to income of $1.3 million in 2000.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the nine months ended September 30, 2001, cash provided by operations was $69.6 million, compared to $48.0 million for the same period of 2000. The increase in operating cash flows was largely the result of successful internal initiatives to reduce inventory levels within the Company.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $22.6 million for the nine months ended September 30, 2001, compared to $65.9 million for the same period last year.

 During the first nine months of 2001, the Specialty Paper Group completed work on the High Performance Liner (HPL) project at the Rhinelander Mill. 2001 spending totaled $3.9 million on this project. In addition, $0.8 million was spent at the Mosinee Mill on Cluster Rule Compliance projects. The Printing & Writing Group spent $1.0 on Cluster Rule Compliance, as well as $0.6 million on safety projects. The Towel & Tissue Group spent $5.1 million on several new towel and tissue lines. Additionally, $0.7 million was spent at the Middletown Mill on a reel upgrade.

 At September 30, 2001, the Company has commitments to spend another $10.8 million. Total capital expenditures for 2001 are expected to fall below $40 million.

 FINANCING

 Total current and long-term debt decreased $37.1 million for the nine months ended September 30, 2001 to $213.6 million. The decrease in total debt from December 2000 is due to the improvement in working capital.

 Interest expense was $3.4 million in the third quarter of 2001 compared to $3.9 million in the same period of 2000. The decrease in interest expense is the result of lower funded debt levels and lower borrowing rates in 2001 compared to 2000.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. The Company has approximately $87.5 million in borrowing capacity available from existing bank facilities at September 30, 2001.

 COMMON STOCK REPURCHASE

 In April 2000, the Board of Directors increased the number of shares covered by its August 1998 stock repurchase authorization by 2,571,000 shares. As of October 31, 2001, the total remaining authority is 2,638,674 shares. There were no stock repurchases during the nine months ended September 30, 2001. In 2000, 100,300 shares of stock were repurchased during the nine-month period ended September 30, 2000. An additional 50,000 shares were repurchased subsequent to September 30, 2000.

 DIVIDENDS

 Quarterly cash dividends of $.085 per share were paid on May 15, 2001 and August 15, 2001. On October 11, 2001, the Board of Directors declared a quarterly cash dividend of $.085 payable November 15, 2001 to shareholders of record on November 1, 2001.


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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 On August 10, 2001, the Company terminated its interest rate swap agreement with respect to its 10-year notes in exchange for a lump sum payment of $5.5 million. There have been no other material changes in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2000.
                                  -12-
                    PART II.  OTHER INFORMATION

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

 The Company faces potential liability for penalties for failure to file notices of reportable events and for certain excise taxes with regard to temporary liquidity shortfalls resulting from voluntary supplemental early retirement program benefits paid from two qualified plans maintained by subsidiaries. The Pension Benefit Guaranty Corporation ("PBGC") has assessed a penalty of $237,100 in connection with the Company's failure to file notices of reportable events on a timely basis. The Company also faces the possible liability for excise taxes of approximately $1.5 million in connection with the temporary liquidity shortfalls. The PBGC and the Internal Revenue Service ("IRS") each have discretion to waive all or part of the penalties or taxes. The Company is seeking a waiver of all penalties and taxes and intends to seek reimbursement of any amounts it is required to pay. The Company has appealed the PBGC's initial penalty assessment.
                                  -13-

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

       4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

       4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

       4.5 Revolving Credit Agreement dated December 10, 1999 among Registrant and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2000)*
                                  -14-
       4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 9, 2001 (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001)

      10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)*

      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.3 1988 Management Incentive Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.4    1990 Stock Appreciation Rights Plan, as last amended March
              4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.5 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit
              10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.6 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.7 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.8 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.9 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.10 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*
                                  -15-
     10.11 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.12 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
              10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

      21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

 *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.
                                  -16-
 (b) Reports on Form 8-K:

 (1) FORM 8-K DATED JULY 23, 2001. The Company filed a current report on Form 8-K on July 23, 2001, reporting earnings and net sales information for the quarter ended June 30, 2001 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

 (2) FORM 8-K DATED OCTOBER 19, 2001. The Company filed a current report on Form 8-K on October 19, 2001 to report that effective on that date, Arthur Andersen LLP had been engaged as the Company's independent public accountant.

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WAUSAU-MOSINEE PAPER
                                   CORPORATION


 November 12, 2001                 SCOTT P. DOESCHER
                                   Scott P. Doescher
                                   Senior Vice President-Finance,
                                   Secretary and Treasurer

                                   (On behalf of the Registrant and as
                                   Principal Financial Officer)


                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                 WAUSAU-MOSINEE PAPER CORPORATION
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. Section 232.102(d))

 The following exhibits are filed as part of this report:

     NONE