Form 10-K
period 2001-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2002-03-29
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K
  (Mark One)
   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      As of February 21, 2002, the aggregate market value of the common stock shares held by non-affiliates was approximately $516,191,854.

      The number of common shares outstanding at February 21, 2002 was 51,511,091.

                      DOCUMENTS INCORPORATED BY REFERENCE
 PROXY STATEMENT FOR USE IN CONNECTION WITH 2002 ANNUAL MEETING OF SHAREHOLDERS
                     (TO THE EXTENT NOTED HEREIN): PART III

                                    TABLE OF CONTENTS

                                                               PAGE

 PART I

 Item 1.  Business                                                1
 Item 2.  Properties                                             11
 Item 3.  Legal Proceedings                                      12
 Item 4.  Submission of Matters to a Vote of Security Holders    13

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                  14
 Item 6.  Selected Financial Data                                15
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  16

 Item 7A. Quantitative and Qualitative Disclosure About Market
             Risk                                                22
 Item 8.  Financial Statements and Supplementary Data            23
 Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                51

 PART III

 Item 10. Directors and Executive Officers of the Registrant     52

 Item 11. Executive Compensation                                 52
 Item 12. Security Ownership of Certain Beneficial Owners and
             Management                                          52
 Item 13. Certain Relationships and Related Transactions         52

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                53
                                  i

                                     PART I

 ITEM 1.  BUSINESS.

 GENERAL

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

 The Company manufactures, converts, and sells paper and paper products within three principal operating groups: the Printing & Writing Group, the Specialty Paper Group and the Towel & Tissue Group. Its principal office is located in

 Mosinee, Wisconsin. At December 31, 2001, the Company had approximately 3,200 employees at ten operating facilities located in six states.

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

 The Company's ten operating facilities are organized into the three operating groups as described below.

      PRINTING & WRITING GROUP

 The Printing & Writing Group produces and converts two lines of paper products in five facilities.

 At facilities in Appleton and Brokaw, Wisconsin and Groveton, New Hampshire, the Group manufactures and converts a broad line of premium printing, writing and imaging papers in various weights, colors, sizes and finishes. Over 60 percent of the fine printing and writing papers produced are colored papers. Distribution warehouses are maintained in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; Dallas, Texas and Los Angeles, California.

 Under the Wausau Papers (reg-trade-mark) label, products are marketed under a variety of brands, including Astrobrights (reg-trade-mark), Royal and Professional Series (reg-trade-mark) products. These papers are used for
                                  -1-
 printed documents such as annual reports, resumes, invitations, and greeting cards. Over 70 percent of Wausau Papers' products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers. Products are also sold to office supply stores to reach small- and home-office customers and to converters that serve the greeting card and announcement industry. The Group's fine printing and writing sales are estimated to be less than 3% of the total uncoated free-sheet market.

 Competition in printing and writing grades comes from specialty divisions of major integrated paper companies as well as smaller, privately held non-integrated companies. The Company estimates that the number of principal competitors in the printing and writing grade papers portion of uncoated free-sheet market is approximately 14. Competitors include International Paper Corporation, Domtar, Inc., and Fraser Paper, Inc.

 On January 3, 2000, the Company sold the Printing & Writing Group's school papers business for approximately $6.5 million, although it retained the
 Appleton, Wisconsin, converting facility.   The sale primarily consisted of
 inventory and trademark rights with the net proceeds approximating the net book value of assets sold. The total net sales in the school papers business for the year ended December 31, 1999, was approximately $21.2 million. The Appleton converting facility supports the finishing and distribution needs of the Printing & Writing Group to minimize the outsourcing of converting requirements for the Brokaw and Groveton mills. This facility utilizes contract converting volume to fill any remaining capacity.

 The Mosinee Converted Products facilities operating in Columbus, Wisconsin, and Jackson, Mississippi, produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating and converting. These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging and corrugated containers. Mosinee Converted Products' moisture-barrier laminated roll wrap sales are estimated to be approximately 35 percent of the North American roll wrap market.

 Primary competition in roll wrap comes from approximately 7 other wax and poly laminators and includes Laminated Papers, Inc., Cascades, Inc., Fortifiber, Inc., Ludlow Corporation, and Deluxe Paper Products, Inc.

 SPECIALTY PAPER GROUP

 The Specialty Paper Group's three facilities produce a wide variety of technical specialty papers. The technical specialty papers markets are diverse and highly fragmented. The Group's market position varies by product, but it is a leading producer of liner papers used for "peel-and-stick" pressure sensitive labels and the largest producer of unsaturated paper masking tape base.

 The Company closed The Sorg Paper Company ("Sorg") mill in Middletown, Ohio on May 15, 2000. Net sales of Sorg in 2000 and 1999 were $27.8 million and $48.9 million respectively with operating losses of $23.0 million, including restructuring charge of $22.3 million (2000) and $2.9 million (1999). The Company has been unsuccessful in finding a buyer for the Sorg business.
 The Sorg fixed assets including the buildings, equipment and spare parts not usable by the Company's other mills continue to be actively marketed to interested parties. With the closing, the Company no longer operates in the decorative laminate and deep color tissue markets of the industry.

 The Rhinelander mill located in Rhinelander, Wisconsin, and the Otis mill located in Jay, Maine, together are one of the nation's largest manufacturers of supercalendered backing papers that are used as a base from which "peel-
                                  -2-
 and-stick" pressure sensitive labels are dispensed. These highly engineered backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant. These facilities also manufacture specialty papers for a broad range of food, medical, and industrial applications, including grease-resistant protective barrier paper for pet food and microwave popcorn, and lightweight paper for sterilized medical packaging. These products are sold directly to manufacturers and converters, mainly in the U.S., that serve a host of industries including consumer products, food service, pet food and medical packaging.

 Primary competition comes from approximately 7 paper producing companies including International Paper Corporation, Fraser Paper, Inc., UPM Kymmene Corp., EB Eddy Corp., Forest Products, Ltd., and SAPPI, Ltd.
 The Mosinee mill in Mosinee, Wisconsin, is North America's largest producer of unsaturated paper masking tape base used in the production of masking tape and manufactures a wide range of highly engineered paper products. These products include interleaver paper used in steel processing and to protect polished steel after production, coating and laminating base papers used in composite can labeling and liner applications and high-performance industrial papers chemically treated for wet strength, flame retardancy, anti-static, corrosion, or grease resistance for various industries such as automotive, housing, and food processing. These products are sold directly to manufacturers and converters, mainly in the U.S.

 Competition in several grades of paper made from the Mosinee mill's natural kraft pulp comes from approximately 9 other fully-integrated, large paper companies including International Paper Corporation, Longview Fibre Corporation, and Port Townsend Paper Corporation. Competition in grades of paper made from market pulp comes from approximately 6 specialty paper mills including Mead Paper Company and Ivex Corporation.

 TOWEL & TISSUE GROUP

 The Towel & Tissue Group produces a broad line of towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market. Although the Group's net sales grew approximately 18% from 1999, it is one of the smaller competitors in this market with market share estimated at less than 7% of the total "away-from-home" market.

 Under the Bay West name, towel and tissue products made primarily from recycled material are marketed under a number of brands including DublSoft(reg-trade-mark), EcoSoft(trademark) and Dubl-Tough(reg-trade-mark). These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products that are sold to paper and sanitary supply distributors in North America that serve restaurants, theme parks, hospitals, hotels, office buildings, factories, and other commercial and industrial locations. The Group's towel and tissue mill is located in Middletown, Ohio and its converting facility and main distribution warehouse is located in Harrodsburg, Kentucky. In addition, the Company maintains a distribution warehouse in Los Angeles, California.

 Competition comes from major integrated paper companies which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.
                                  -3-
 EXPORT SALES

 In addition to the three operating groups, Wausau-Mosinee International, Inc., a wholly-owned subsidiary of the Company, is the commissioned sales agent for the export sales of the Company. Wausau-Mosinee International, Inc. has elected to be treated as a foreign sales corporation for federal income tax purposes. Through 2001, the Company obtained certain U.S. income tax benefits from the operation of the foreign sales corporation. The status of foreign sales corporation after 2001 is unclear. In response to a World Trade Organization ("WTO") Appellate Body decision that the tax treatment accorded such corporations constituted a prohibited export subsidy, the United States enacted legislation to repeal the foreign sales corporation tax provisions, subject to transition rules which expired on December 31, 2001, and enacted replacement legislation in the form of the Extraterritorial Income Exclusion Act of 2000. The European Union objected to this new legislation, and in November, 2001, asked the WTO to authorize trade sanctions on a list of goods produced in the United States. In January, 2002, the Appellate Body of the WTO held that the United States had failed to withdraw the prohibited export subsidy. The United States is currently reviewing this issue. The Company cannot predict what impact, if any, this issue will have on the Company's future earnings pending final resolution, although foreign sales represent less than 7% of the Company's net sales.

 RAW MATERIALS

 Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills produce approximately 85% and 50%, respectively, of their own pulp needs. Timber required for operation of the Company's pulp mills is readily available and is purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis. The balance of the Company's pulp needs (nearly 400,000 metric tons annually) is purchased on the open market, principally from pulp mills throughout the United States and Canada. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

 Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for the Printing & Writing Group's recycled products. Recycled fiber is in adequate supply and readily obtainable.

 The Towel & Tissue Group fulfills substantially all of its de-inked fiber needs from 100% post-consumer waste which is readily available from domestic suppliers. Approximately 135,000 standard tons of wastepaper is consumed annually. In addition, approximately 30% of the Towel & Tissue Group's parent roll supply needs are purchased from outside sources at current market prices.

 Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

 ENERGY

 The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities. The Company generates approximately 30% of its electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fibercake, natural gas and hydropower. Natural gas delivery contracts typically cover deliveries for one to two years and prices are based on published indices. Coal is generally purchased under short-term contracts at fixed prices. Fuel oil is not a significant energy source and is purchased under spot contracts at spot prices as needed. Spent pulping liquor, wood
 chips and fibercake are byproducts of mill operations.   The Company continues
 to explore alternative power sources as an ongoing business process and has entered into an operating lease for a co-generation electrical power facility for its Groveton mill. The leased facility was completed and operational in November, 2001.

 Under the terms of a natural gas transportation agreement with the Portland Natural Gas Transmission System, the Company is committed to the transportation of a fixed volume of natural gas until November, 2019. The contract is only for the transportation of natural gas from the Company's natural gas suppliers to the Company's mill in New Hampshire. The Company is not required to buy or sell minimum gas volumes under the agreement. The Company is required to pay a minimum transportation fee of approximately $1.0 million annually per the agreement; however, the Company's natural gas requirements exceed the level required to be transported.

 PATENTS AND TRADEMARKS

 The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Papers(reg-trade-mark), AstroBrights(reg-trade-mark), Exact(reg-trade-mark), Bay West(reg-trade-mark), Ecosoft(trademark), DublSoft(reg-trade-mark), and Wave 'n Dry(reg-trade-mark), among others. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

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

 MAJOR CUSTOMERS

 A substantial portion of the Company's accounts receivable is with customers in various paper converting, paper merchant or distribution businesses. One customer accounted for approximately 10.6% of consolidated net sales during 2001. The loss of this customer would have an adverse effect on the Company's business, but the Company believes such effect would be of relatively short duration.

 BACKLOG

 Company-wide order backlogs increased to 27,500 tons representing $30.5 million in sales as of December 31, 2001. This compares to 22,000 tons, or $27.5 million in sales as of December 31, 2000 and 34,000 tons, or
                                  -5-
 $39.7 million in sales at December 31, 1999. The 2001 order backlog improvement over 2000 does not necessarily indicate strengthening business conditions as a significant portion of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the Company's backlog totals. The entire backlog at December 31, 2001 is expected to be shipped during fiscal 2002.

 RESEARCH AND DEVELOPMENT

 Expenditures for product development in the last three fiscal years were:

 (DOLLARS IN THOUSANDS)

                                 Specialty Paper   Printing & Writing
     YEAR             TOTAL           GROUP            GROUP
     2001          $ 4,058          $ 3,538          $ 520
     2000            3,968            3,446            522
     1999            2,293            1,803            490

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

 The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $1.2 million in 2002.

 The United States Environmental Protection Agency ("EPA") has promulgated rules under the Clean Water Act and the Clean Air Act which impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). As required, the Company made the necessary changes to the Brokaw and Mosinee mills and was in compliance with the Cluster Rules by the required April 15, 2001 deadline. The Company's response included the adoption of total chlorine free technology ("TCF") pulp bleaching operations at the Brokaw, Wisconsin mill. The TCF process became effective in November 2000. Company-wide expenditures to comply with the Cluster Rule guidelines and, at the same time, provide other production efficiencies was $19.1 million. These expenditures were incurred in 2001, 2000 and 1999. No additional capital spending is expected to be spent related to these regulations.

 Compliance with the EPA's permitting process involves the consolidation of all Company air discharge permits and is expected to involve an additional $1 million in capital expenditures. This cost is expected to be incurred in 2003 or 2004.

 In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to
                                  -6-
 form a PRP group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with certain other PRPs to fund a study of the landfill to determine possible remediation strategies. The Company contributed approximately $31,000 to this study. The DNR is evaluating the proposed study and is expected to approve or recommend modifications to the proposed study in 2002. As of year-end, the Company estimated that the cost of remediation of the entire site will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary and is based on information now known to the Company. Actual costs of remediation of the site could be materially different and no timetable for the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of the Company.

 The Company believes that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or earnings.

 EMPLOYEES

 The Company had approximately 3,200 employees at the end of 2001. Most hourly mill employees are covered under collective bargaining agreements. New labor agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union were negotiated in 2001. Union employees at the Brokaw mill signed a five-year agreement. The Sorg mill contract, still covering employees with Mosinee Holdings, Inc., was extended until April 30, 2003, when the Bay West Ohio mill contract expires. These employees will then be part of the Bay West Ohio agreement. Labor agreements will expire in other facilities in 2002, 2003, 2004, and 2005. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company maintains good labor relations in all facilities.

 EXECUTIVE OFFICERS OF THE COMPANY

 The following information relates to executive officers of the Company as of March 19, 2002. Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

 SAN W. ORR, JR., 60
 Chairman of the Board of the Company and Advisor, Estate of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995); formerly Chairman of the Board (1987-1997) and a director (1972-1997) of Mosinee Paper Corporation; also a director of Marshall & Ilsley Corporation.

 RICHARD L. RADT, 70
 Vice Chairman of the Board of the Company. Previously, Chairman (1987-1988), and President and Chief Executive Officer and a director (1977-1987) of the Company. Also Vice Chairman (1993-1997), and President and Chief Executive Officer (1988-1993) of Mosinee Paper Corporation.
                                  -7-
 THOMAS J. HOWATT, 52
 President and Chief Executive Officer of the Company since August, 2000. Previously, Senior Vice President, Printing & Writing Group (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

 STUART R. CARLSON, 55
 Executive Vice President, Administration since August, 2000. Previously, Senior Vice President, Specialty Paper Group (1997-2000), and Senior Vice President -Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

 SCOTT P. DOESCHER, 42
 Senior Vice President, Finance, Secretary and Treasurer since May 2001. Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant
 Secretary/Treasurer (1988-1992).

 JOHN J. SCHIEVELBEIN, 59
 Senior Vice President, Printing & Writing Group since October, 2000. Previously, Vice
 President and General Manager of Mosinee Converted Products (1990-2000) and Manager of Market Development, Mosinee Pulp and Paper Division (1986-1990).

 ALBERT K. DAVIS, 54
 Senior Vice President, Specialty Paper Group since October, 2000. Previously, Vice President of Operations & Site Manager (1998 - 2000), Vice President of Operations (1996-1998), Vice President of Engineering (1990 - 1996), Rhinelander Paper Company, Inc.

 DAVID L. CANAVERA, 52
 Senior Vice President, Towel & Tissue Group since December, 1997. Previously, Senior Vice President, Towel & Tissue (1996-1997) of Mosinee Paper Corporation, and Vice President and General Manager (1994-1996) and Vice
 President   Resident Manager (1991-1994), Bay West Paper, Harrodsburg.

 DENNIS M. URBANEK, 57
 Senior Vice President, Engineering and Environmental Services since December, 1997. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

 This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, reports to shareholders, press releases, and other oral and written statements made by or with the approval of the
                                  -8-
 Company which are not statements of historical fact will constitute forward-looking statements within the meaning of the Reform Act.

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

    <circle>Changes in energy prices or availability.
                                  -9-
    <circle>Unforeseen or recurring operational problems at any of the Company's facilities causing significant lost production and/or cost increases.

    <circle>Significant changes to the Company's strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, the failure to successfully execute major capital projects or other strategic plans, or the inability to successfully integrate an acquisition.

    <circle>Changes in laws or regulations which affect the
            Company. The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the Company's capital expenditures and operating costs.
                                  -10-
 ITEM 2.  PROPERTIES

 The Company's headquarters are located in Mosinee, Wisconsin. Executive officers and corporate staff who perform corporate accounting, financial and human resource services are located in the corporate headquarters, as are certain operating group personnel. The Company's operating facilities consist of the following:

                                           Number of
                                             Paper     Practical           2001
 FACILITY                   PRODUCT        MACHINES   CAPACITY*(TONS)  ACTUAL(TONS)
 Printing & Writing
 GROUP
 Brokaw, WI                  Paper          4             177,000       170,000
 (Wausau Papers)             Pulp                         100,000       100,000

 Groveton, NH                Paper          2             115,000       115,000
 (Wausau Papers)

 Appleton, WI
 (Wausau Papers)             Converting     N/A            35,000        16,000

 Columbus, WI and            Laminated/
 Jackson, MS                 Coated Papers  N/A           145,000        56,000
 (Mosinee Converted
 Products)

 Specialty Paper
 GROUP
 Rhinelander, WI             Paper          4             148,000       138,000

 Otis, ME                    Paper          2              73,000        72,000

 Mosinee, WI                 Paper          4             114,000       108,000
                             Pulp                          96,000        93,000
 Towel&Tissue
 GROUP
 Middletown, OH              Towel          1(towel)       70,000        65,000
                             Tissue         1(tissue)      35,000        35,000
                             Deink Pulp                   110,000        94,000

 Harrodsburg, KY             Converted Towel
                             & Tissue       N/A           190,000       146,000

 * "Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

 The Company also maintains warehouse distribution facilities in order to provide prompt delivery of its products. The facilities are:

                                                               Owned or
 GROUP                 LOCATION        SQUARE FEET       LEASE (EXPIRATION DATE)
 Printing & Writing   Appleton, WI        36,000               Owned
 Groups
                      Brokaw, WI         174,000               Owned
                      Dallas, TX          85,000*              Leased (April, 2003)

                      Groveton, NH        80,000               Owned

                      Los Angeles, CA     65,000*              Leased (November, 2003)

 Towel &              Los Angles, CA      40,000*              Leased (November, 2003)
 Tissue Group
                      Harrodsburg, KY    440,620               Owned

 * guaranteed space

 The Specialty Paper and Towel & Tissue Groups also lease limited space in various warehouses to facilitate deliveries to customers.

 The Company owns approximately 120,000 acres of timberland in the state of Wisconsin. These timber lands contain an estimated 9.3 million board feet of saw timber and an estimated 633,995 cords of pulpwood.

 ITEM 3.  LEGAL PROCEEDINGS

 The Company has been named as a potentially responsible party with respect to a Mosinee, Wisconsin landfill. See the discussion of this matter under the subheading "-- Environment" in Item 1 of this report.

 The Company strives to maintain compliance with applicable environmental discharge regulations at all times. However, from time to time, the Company's operating facilities may exceed permitted levels of materials into the environment or inadvertently discharge other materials. Such discharges may be caused by equipment malfunction, prevailing environmental conditions, or other factors. The Company strives to maintain compliance with applicable environmental discharge regulations at all times. It is the policy of the Company to report any violation of environmental regulations to the appropriate environmental authority as soon as it becomes aware of such an occurrence and to work with such authorities to take appropriate remediatory or corrective actions.
                                  -12-

 In February, 2002, the Company received a waiver from the Internal Revenue Service for excise tax liabilities which would have otherwise been imposed in the amount of approximately $1.5 million in connection with certain liquidity shortfalls resulting from supplemental retirement pavements under two qualified plans maintained by subsidiaries of the Company. The Pension Benefit Guaranty Corporation has imposed a penalty of approximately $237,000 in connection with the Company's failure to file notice of such events on a timely basis. The Company believes its failure was due to reasonable cause and is seeking a waiver of such penalty.

 The Company may be involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters described in this Item 3, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of the Company.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of shareholders during the fourth quarter of 2001.
                                  -13-
                                PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS

 The Company's common stock is traded on the New York Stock Exchange under the symbol "WMO".

 As of the record date of the annual meeting, February 21, 2002, (the "Record Date") there were approximately 3,400 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 6,900 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,511,091 shares of common stock outstanding.

 The following table sets forth the range of high and low closing price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                                      Closing
                                   Market Price     Cash Dividend
     CALENDAR QUARTER               HIGH  LOW          DECLARED
 2001
 First Quarter                    $13.00 $10.44            *
 Second Quarter                   $14.00 $11.59           $.17
 Third Quarter                    $13.58  $8.82           $.085
 Fourth Quarter                   $12.10  $9.70           $.085

 2000
 First Quarter                    $14.63  $9.50             *
 Second Quarter                   $13.25  $8.94           $.17
 Third Quarter                    $10.13  $7.75           $.085
 Fourth Quarter                   $12.13  $7.63           $.085

 1999
 First Quarter                    $17.94 $14.00             *
 Second Quarter                   $18.25 $12.75           $.16
 Third Quarter                    $17.69 $12.13           $.08
 Fourth Quarter                   $14.13 $10.94           $.08

 *Two dividends of .085 per share were declared in the second quarter in 2001 and 2000, and two dividends of $.08 per share were declared in the second quarter of 1999.

                                  -14- ITEM 6.  SELECTED FINANCIAL DATA.

           WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                        SELECTED FINANCIAL DATA

                                                       For the year ended December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS,
  EXCEPT PER SHARE DATA)                    2001       2000         1999         1998       1997{(1)}
 FINANCIAL RESULTS
 Net sales{(2)}                         $ 943,729   $ 990,924    $ 982,735    $ 982,467    $ 968,289
 Depreciation, depletion and
  amortization                             60,948      58,860       55,012       52,207       47,259
 Operating profit                          30,607      19,224       79,646       72,145      120,828
 Interest expense                          14,416      15,713       11,823        7,683        8,103
 Earnings before provision for
  income taxes                             15,330       1,138       68,017       65,801      113,589
 Net earnings                               9,660         718       42,417       40,801       65,398
 Cash dividends paid                       17,498      17,207       16,233       15,494       13,134
 Cash flows from operating activities     103,866      80,254       89,334      117,859       99,724

 PER SHARE
 Net earnings-basic and diluted         $    0.19   $    0.01    $    0.81    $    0.73    $    1.13
 Cash dividends declared                     0.34        0.34         0.32         0.28         0.25
 Stockholders' equity                        7.09        7.33         7.53         7.12         7.61
 Average number of shares outstanding  51,466,000  51,354,000   52,265,000   55,708,000   57,811,000
 Price range (low and high closing)   $8.82-14.00 $7.63-14.63 $10.94-18.44 $12.25-24.06 $17.55-25.38

 FINANCIAL CONDITION
 Working capital                       $  101,724  $  138,605   $  140,822    $  81,406   $  126,653
 Total assets                             892,008     954,494      941,872      904,367      875,637
 Long-term debt                           192,264     250,465      220,476      127,000      140,500
 Stockholders' equity                     364,855     376,548      393,760      396,586      440,160
 Capital expenditures                      29,791      86,896       80,619       77,023       66,062

 RATIOS
 Percent net earnings to sales               1.0%        0.1%         4.3%         4.2%         6.8%
 Percent net earnings to average
  stockholders' equity                       2.6%        0.2%        10.7%         9.8%        15.8%
 Ratio of current assets to
  current liabilities                   1.8 to 1    2.1 to 1     2.2 to 1     1.8 to 1     2.4 to 1
 Percent of long-term debt to
  total capital                             34.5%       39.9%        35.9%        24.3%        24.2%

       (1) As a result of a change in fiscal year from August 31 to December 31 and merger of Wausau Paper Mills Company and Mosinee Paper Corporation
           ("Mosinee") in December 1997 which was accounted for as pooling of interests, the financial information has been restated to retroactively combine Mosinee's financial statements as if the merger had occurred at the beginning of the earliest period presented.

       (2) The Company has adopted EITF 00-10, "Accounting for Shipping and
           Handling Fees and Costs."  Under its provisions, all shipping and handling costs were reclassified from Net Sales to Cost of Sales.  All comparative prior year periods presented have been restated to reflect the change.

 ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

 OPERATIONS REVIEW

 NET SALES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                2001            2000             1999
 Net sales                   $943,729         $990,924          $982,735
 Percent increase/(decrease)       (5%)              1%                -

 Net sales for the twelve months ended December 31, 2001 were $943.7 million, 4.8% below 2000 net sales of $990.9 million. Net sales in 1999 were $982.7 million. Total shipments in 2001 were 807,000 tons, 1.1% higher than the 798,000 tons shipped the previous year. Shipments in 1999 were 844,000 tons. Results in 2000 and 1999 include sales and shipments from the Sorg Paper Company, which was closed in May 2000. Sales and shipments from Sorg totaled $27.8 million and 20,000 tons in 2000 and $48.3 million and 41,000 tons in 1999. Results in 1999 include sales of $21.2 million and shipments of 22,000 tons from the operation of the school papers business which was sold in early 2000. Shipments in 2001 exceeded prior year for the Printing & Writing Group and Towel & Tissue Group but fell below 2000 in the Specialty Paper Group due to the closure of the Sorg Paper Company. Although combined shipments were higher on a year-over-year basis, an economic recession in 2001 reduced market demand and, combined with increased competitive pressures, resulted in product price and sales mix deterioration during the year. For the Company's paper products, average selling price declined more than 5%, impacting net sales approximately $54 million in 2001 as compared to 2000. Of the average selling price decline, actual product price changes account for approximately 40% or $22 million with mix changes accounting for the remainder of the difference. Average selling prices declined during 2001 across all three business segments with the most significant deterioration occurring in the Specialty Paper Group.

 Discussion of market conditions and trends is included in the segment summaries below. Where published market data is available it is referenced in the following discussion. Certain markets within which the Company competes are small and highly fragmented. Where industry data is not available, the Company's analysis is based on more subjective market indicators such as order patterns for Company products and discussion with customers regarding overall industry volumes.

 Printing & Writing Group shipments were 345,000 tons in 2001, 2.7% higher than the 336,000 tons shipped in 2000. Shipments in 1999 were 361,000 tons including 22,000 tons from the operation of the school papers business, which was sold in early 2000. Average selling price in 2001 declined approximately 4% year-over-year with product mix deterioration accounting for most of the decline. Demand for uncoated free sheet papers declined approximately 8% in 2001 as compared to the prior year with market demand for text, cover and other premium printing papers decreasing an even greater amount. While market demand decreased in some of the Printing & Writing Group's core markets, shipments increased in the retail market segment and commodity offset products. Lower-priced commodity offset shipments replaced higher-priced core

 Printing & Writing grades during 2001, resulting in mix deterioration that accounted for most of the decline in average selling price. Market conditions for Printing & Writing Group products remained weak as 2002 began.
                                  -16-
 Shipments in the Specialty Paper Group totaled 323,000 tons, a decrease of 2.7% compared to prior year shipments of 332,000 tons. Shipments in 2000 included 20,000 tons from the Sorg Paper Company, which was closed in May 2000. Shipments in 1999 were 359,000 tons including 41,000 from the operation of Sorg. Excluding Sorg Paper Company volume, shipments from ongoing operations were 323,000 tons in 2001 compared with 312,000 tons in 2000, an increase of 3.5%. Market demand for the Specialty Paper Group's creped tape backing paper declined more than 30% in 2001 while demand in other market categories declined significantly but by lesser amounts. The overall decrease in demand was driven primarily by weak economic conditions and reduced activity in the industrial sector. In addition, the Specialty Paper Group lost position in the pressure sensitive backing paper or release liner market in 2000 and early 2001 due to increased competitive pressures. Some of the market share lost was recovered late in 2001 through the volume ramp-up of a new High Performance Liner (HPL). This new highly engineered release liner has superior performance characteristics as compared to traditional pressure sensitive backing paper products. Shipments of HPL products, introduced in late 2000, totaled over 20,000 tons for the year and built to an annualized run-rate in excess of 30,000 tons by the fourth quarter. Additional market share gains are expected. Non-core product shipments which include tablet and offset grades, totaled 50,000 tons in 2001 compared to 8,000 tons in 2000. Non-core products carry a significantly lower average selling price than traditional core products. Average selling price declined approximately 9% on a year-over-year basis with product mix differences accounting for nearly half of the decrease. Specialty Paper Group markets remained largely unchanged as 2002 began.

 The Towel & Tissue Group posted record shipments in 2001 of 139,000 tons, an increase of 6.9% compared to shipments of 130,000 tons in 2000. Shipments in 1999 were 124,000 tons. Growth of higher margin proprietary products tracked the growth of overall shipments for the most recent year. The "away-from-home" segment of the towel and tissue market contracted more than 2% in 2001. Product mix was comparable in 2001 as compared to 2000 with average selling price essentially unchanged. Pricing remained very competitive in early 2002 with overall demand in the "away-from-home" towel and tissue market improving slightly.

 GROSS PROFIT ON SALES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)   2001            2000            1999
 Gross profit on sales             $97,314         $104,519        $139,098
 Gross profit margin                    10%              11%             14%

 Gross profit margins decreased in 2001 to $97.3 million or 10.3% of net sales from $104.5 million or 10.5% in 2000 and $139.1 million or 14.2% in 1999. The decrease can be traced, in part, to reduced selling prices, product mix deterioration and increased natural gas costs. Natural gas prices in 2001 increased approximately 13% or more than $3 million as compared to prior year. Natural gas prices began rising in the second half of 2000, peaking at over $10 per decatherm in January 2001. Prices declined during the course of the year, averaging $4 per decatherm over the fourth quarter. Market pulp and wastepaper prices began to fall in late 2000 and continued their decrease through 2001. The price of market pulp, the basic raw material used in the manufacture of paper, decreased approximately $150 per air-dried metric ton or $53 million in 2001 as compared to 2000. The price of wastepaper, used in the production of towel and tissue, decreased $47 per standard ton or $6 million as compared to last year. Other manufacturing cost elements increased in 2001 as compared to 2000 including depreciation, labor and benefit costs. In comparison to raw material and natural gas costs at the beginning of 2001, product selling prices were relatively low. This combination led to a relatively narrow gross profit margin of 6.9% in the first quarter. Driven
                                  -17-
 principally by declining market pulp, wastepaper and natural gas prices, margins improved to 11.8% in the fourth quarter. As 2002 began, market pulp, wastepaper and energy prices were all slightly lower than those experienced in the fourth quarter of 2001.

 Printing & Writing Group 2001 gross profit margin was 11.9% compared to 10.2% in 2000 and 15.2% in 1999. Product selling price declines, mix deterioration and natural gas price increases were more than offset by market pulp price declines and improved operations to account for most of the margin gain. The Printing & Writing Group's mills operated near capacity in both 2000 and 2001 with several production records established in the latter year. Margins improved from 7.0% in the first quarter to 14.5% in the fourth quarter of 2001.

 Specialty Paper Group gross margins declined to 2.5% in 2001 from 7.6% in 2000 and 11.6% in 1999. Hardest hit of the Company's three business segments by weak economic conditions and competitive pressures, Specialty Paper Group selling price declines, mix deterioration and natural gas price increases were only partially offset by lower market pulp prices. The Group recorded the equivalent of two weeks of market-related downtime at each of two mills over the first half of 2001. Gross profit margin in the first quarter was 0.9%. Reduced market pulp and natural gas costs and full operations allowed the Specialty Paper Group to improve gross profit margins to 3.7% in the fourth quarter.

 The Towel & Tissue Group recorded 2001 gross profit margins of 21.0% compared to 18.8% in 2000 and 20.8% in 1999. Relatively stable selling prices and product mix combined with reduced wastepaper prices to improve 2001 margins as compared to 2000. Gross profit margins increased from 19.1% in the first quarter to 21.2% in the fourth quarter. Reduced raw material prices and record operating rates drove most of the profitability improvement experienced during 2001.

 Order backlogs increased to 27,500 tons representing $30.5 million in sales, for all operating groups as of December 31, 2001. This compares to 22,000 tons and $27.5 million in sales at the end of 2000 and 34,000 tons and $39.7 million in sales at the end of 1999. The 2001 improvement in order backlog does not necessarily indicate strengthening business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

 LABOR

 New labor agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union were successfully negotiated in 2001. Union employees at the Brokaw mill signed a five-year agreement. The Sorg mill contract, still covering employees with Mosinee Holdings, Inc., was extended until April 30, 2003, when the Bay West Ohio mill contract expires. These employees will then be covered under the Bay West Ohio agreement. The agreements contain wage increases similar to those negotiated at other paper companies during the year. Labor agreements will expire at other facilities in 2002, 2003, 2004 and 2005.

 The Company maintains good labor relations in all facilities.
                                  -18-

 OPERATING EXPENSES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)    2001           2000            1999
 Selling and administrative         $66,707        $63,580         $59,452
 Percent increase/(decrease)              5%             7%             (1%)
 Restructuring                            -         21,715               -
 Total operating expense             66,707         85,295          59,452
 As a percent of net sales                7%             9%              6%

 In 2001, 2000 and 1999, selling and administrative expenses were impacted by stock incentive programs charges or credits, which were determined by the Company's stock price change. During 2001 the charge for these programs was $3.0 million, compared to charges of $1.2 million in 2000 and credits of $3.9 million in 1999. In addition, selling and administrative costs for 2001 were impacted by general wage and benefit cost increases, as well as higher bad debt expense compared to 2000. Employee benefit costs increased $1.0 million in 2001. Bad debt expense totaled $1.3 million in 2001 compared to $0.4 million in 2000 and $0.1 million in 1999. The year ended December 31, 2000, was impacted by a charge of $2.6 million due to the resignation of the Company's President and CEO.

 In the first quarter of 2000, the Company announced the closure of the Sorg Paper Company mill in Middletown, Ohio. In connection with this closure, the Company recorded a pre-tax restructuring charge of $22.3 million during 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs. For additional information on the closure of the Sorg Paper Company and related restructuring charge, please refer to Note 2-Restructuring in the Notes to Consolidated Financial Statements.

 OTHER INCOME AND EXPENSE

 (ALL DOLLAR AMOUNTS IN THOUSANDS)    2001              2000            1999
 Interest expense                   $14,416           $15,713         $11,823
 Other income (expense)                (861)           (2,373)            194

 Interest expense decreased in 2001 compared to 2000 due to lower debt levels and weighted average interest rates. The reduction in debt in 2001 was due principally to internal initiatives aimed at limiting capital spending and reducing inventory levels as a component of working capital. Interest expense in 2000 and 1999 had increased year-over-year as average debt levels rose due to increased capital spending and the repurchase of $1.3 million and $32.4 million of Company stock in 2000 and 1999, respectively.

 In exchange for cash payments totaling $6.4 million in 2001, the Company terminated the outstanding interest rate swap agreements that had effectively converted $88.5 million of fixed rate debt to variable rate debt. Additional information on the termination of the interest rate swap agreements and the related debt is discussed within Note 4-Debt and Note 12-Financial Instruments in the Notes to Consolidated Financial Statements.

 Interest expense is expected to be slightly lower in 2002 than in 2001 due to lower anticipated average debt levels resulting from continued limitations on capital spending and reductions in components of working capital. Capitalized interest totaled $0.2, $1.1 and $0.6 million in 2001, 2000 and 1999, respectively. Fluctuations in capitalized interest are primarily dependent on varying levels of capital expenditures qualifying under capitalized interest
                                  -19-
 criteria as outlined in Note 1-Description of the Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

 Other income and expense is comprised of $1.1 million in net losses on disposal of assets in 2001 compared to $0.6 and $0.3 million in net losses on asset disposals in 2000 and 1999, respectively. Additionally, 2000 includes anti-trust settlement charges of $2.0 million. Other income and expense also includes interest income of $0.3, $0.1, and $0.2 million in 2001, 2000 and 1999, respectively.

 INCOME TAXES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)   2001           2000            1999
 Income tax provision               $5,670          $420           $25,600
 Effective tax rate                   37.0%         36.9%             37.6%

 The effective tax rates for the years presented are indicative of the Company's normalized tax rate. The effective tax rate for 2002 is expected to approximate 37%.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOW AND CAPITAL EXPENDITURES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)              2001        2000        1999
 Cash provided by operating activities        $103,866     $80,254     $89,334
 Percent increase/(decrease)                        29%        (10%)       (24%)
 Working capital                               101,724     138,605     140,822
 Percent increase/(decrease)                       (27%)        (2%)        73%
 Current ratio                                   1.8:1       2.1:1       2.2:1

 Cash flow increased in 2001 compared to 2000 principally due to increased cash flow earnings from operations, proceeds from the termination of the interest rate swap agreements and proceeds from stock option exercises. In 2001, the Company limited capital spending due to weak economic conditions and excess production capacity in the paper industry. As a result, capital expenditures totaled $29.8 million in 2001 compared to $86.9 million in 2000 and $80.6 million in 1999. The $57.1 million reduction in 2001 spending as compared to

 2000 was accomplished by limiting spending to selected higher return opportunities and essential maintenance-related capital projects. In 2002, the Company will continue the program implemented in 2001 that limits capital spending to a level not to exceed the forecasted expense for depreciation, depletion and amortization.

 During 2001, the Specialty Paper Group completed work on the High Performance Liner (HPL) project at the Rhinelander mill. 2001 spending on this project was $3.4 million. In addition, the Mosinee mill spent $0.9 million on Cluster Rule compliance projects.

 Within the Printing & Writing Group, $1.0 million was spent on Cluster Rule Compliance projects and $1.8 million on new converting equipment.

 The Towel & Tissue Group spent $5.4 million on several new toweling and tissue lines. The Middletown mill also performed a reel upgrade for $0.8 million.
                                  -20-
 The balance of $16.5 million in 2001 capital expenditure projects were individually under $1.0 million. These expenditures consist of approximately $13.6 million for essential quality and replacement projects, $2.3 million on high-return projects, and $0.6 million for environmental control projects.

 The Company believes the borrowings under its credit agreements and its earnings for 2002 will be sufficient to meet its cash flow needs for capital, working capital and investing activities in 2002.

 DEBT AND EQUITY

 (ALL DOLLAR AMOUNTS IN THOUSANDS)        2001           2000                1999
 Short-term debt                             $-            $241                $230
 Long-term debt                         192,264         250,465             220,476
 Total debt                             192,264         250,706             220,706
 Stockholders' equity                   364,855         376,548             393,760
 Total capitalization                   557,119         627,013             614,236
 Long-term debt/capitalization ratio         35%             40%                 36%

 The Company's debt was restructured in 1999 and modified in 2001. Total debt decreased $58.4 million from 2000 to $192.3 million at the end of 2001 while increasing $30.0 million between 2000 and 1999. Cash provided by operations and reduced capital spending levels resulted in the repayment of debt obligations in 2001.

 A private placement of $138.5 million in senior notes was closed and funded in August 1999. The notes have an original maturity of 8, 10 and 12 years at $35 million, $68.5 million and $35 million, respectively. In conjunction with the private placement, the Company entered into an interest rate swap arrangement that effectively converted $88.5 million of fixed rate obligations to variable rate debt. On March 17, 2001, the Company terminated its interest rate swap agreement with respect to $30 million of its 7.43% senior notes due August 31, 2011, in exchange for a cash payment of $2.3 million. On August 10, 2001, the Company terminated its interest rate swap agreement with respect to $58.5 million of its 7.31% senior notes due August 31, 2009, in exchange for receiving a cash payment of $4.1 million. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.

 The Company also entered into a revolving credit facility in December 1999 with four banks for $200 million. The facility had a 364-day component for $50 million that expired on March 9, 2001, and a $150 million component that matures in 2004. Upon expiration of the $50 million 364-day component, the Company entered into a $12.5 million line of credit with one of its four major banks. The line of credit expires on March 7, 2003.

 The Company maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $50 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's revolving credit agreement equal to the amount of outstanding commercial paper. On December 31, 2001, the Company had a combined total of $114.7 million available for borrowing under its revolving credit and commercial paper placement agreements.
                                  -21-
 In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued under the revolving credit facility. For additional information on debt obligations, please refer to Note 4-Debt of the Notes to Consolidated Financial Statements.

 In April 2000, the Company's Board of Directors authorized the repurchase of 2,571,000 shares of the Company's common stock. The new authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of the Company's common stock. During 2000, the Company repurchased 150,300 shares at prices ranging from $7.75 to $9.31. During 1999, the Company repurchased 2,206,926 shares at prices ranging from $11.94 to $16.06 per share. The repurchases may be made from time to time in the open market or through privately negotiated transactions. At December 31, 2001 there were 2,638,674 shares available for purchase under the existing authorizations.

 During 2001 and 2000, the Board of Directors declared cash dividends of $.34 per share.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

 The Company does not have a material market risk associated with interest rate
 risk, foreign currency exchange risk, or commodity price risk.   The Company
 conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

 On August 31, 1999, the Company issued notes in the amount of $138,500,000. The principal amounts, maturities, and interest rates on the notes are: (1) $35,000,000, 8 years, 7.20%; (2) $68,500,000, 10 years, 7.31%; and (3)
 $35,000,000, 12 years, 7.43%. The Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes is the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes is the three month LIBOR rate, plus .55%. During 2001, the Company terminated its swap agreements with respect to the 10- and 12-year notes. Additional information on the termination of the interest rate swap agreement and the related debt is discussed in Item 8, Notes 4 and 12 of the Notes to Consolidated Financial Statements.
                                  -22-
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


 To the Shareholders and Board of Directors
 Wausau-Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheet of Wausau-Mosinee Paper Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. These financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audit. The financial statements of Wausau-Mosinee Paper Corporation and Subsidiaries as of December 31, 2000 and 1999, were audited by other auditors whose report dated January 25, 2001, expressed an unqualified opinion on those statements.

 We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and Subsidiaries at December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

 Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the index to Item 14 is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


 ARTHUR ANDERSEN LLP

 January 25, 2002
 Milwaukee, Wisconsin

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



 To the Shareholders and Board of Directors
 Wausau-Mosinee Paper Corporation
 Mosinee, Wisconsin

 We have audited the accompanying consolidated balance sheets of Wausau<circle>Mosinee Paper Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                           WIPFLI ULLRICH BERTELSON LLP


 January 25, 2001
 Wausau, Wisconsin

               Wausau-Mosinee Paper Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                             As of December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                             2001     2000
 ASSETS
 Current assets:
   Cash and cash equivalents                              $   12,010 $   10,579
   Receivables, net                                           69,425     77,182
   Refundable income taxes                                     1,241      5,470
   Inventories                                               124,338    151,349
   Deferred income taxes                                      14,111     16,463
   Other current assets                                        1,910      1,432
     Total current assets                                    223,035    262,475
 Property, plant and equipment, net                          634,928    662,204
 Other assets                                                 34,045     29,815
 TOTAL ASSETS                                              $ 892,008  $ 954,494

 LIABILITIES
 Current liabilities:
   Current maturities of long-term debt                  $       - $        241
   Accounts payable                                           64,060     67,896
   Accrued and other liabilities                              57,251     55,733
     Total current liabilities                               121,311    123,870

 Long-term debt                                              192,264    250,465
 Deferred income taxes                                       105,638    106,956
 Postretirement benefits                                      54,253     53,867
 Pension                                                      37,223     27,870
 Other noncurrent liabilities                                 16,464     14,918
     Total liabilities                                       527,153    577,946

 Commitments and contingencies                                     -          -

 STOCKHOLDERS' EQUITY
 Preferred stock (500,000 shares authorized) no par value          -          -
 Common stock (100,000,000 shares authorized) no par value   173,114    171,819
 Retained earnings                                           316,939    324,797
     Subtotals                                               490,053    496,616
 Treasury stock, at cost                                    (115,516)  (118,595)

 Accumulated other comprehensive loss                         (9,682)    (1,473)
     Total Stockholders' equity                              364,855    376,548
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 892,008  $ 954,494

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       Wausau-Mosinee Paper Corporation
                       CONSOLIDATED STATEMENTS OF INCOME

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER       For the year ended December 31,
  SHARE DATA)                                            2001     2000    1999
 Net sales                                             $943,729 $990,924 $982,735
 Cost of sales                                          846,415  885,806  843,637
 Restructuring charge - inventory                             -      599        -
   Total cost of sales                                  846,415  886,405  843,637
 Gross profit                                            97,314  104,519  139,098

 Operating expenses:
   Selling and administrative                            66,707   63,580   59,452
   Restructuring                                              -   21,715        -
 Operating profit                                        30,607   19,224   79,646

 Other income (expense):
   Interest expense                                     (14,416) (15,713) (11,823)
   Interest income                                          262      138      230
   Other                                                 (1,123)  (2,511)     (36)
 Earnings before provision for income taxes              15,330    1,138   68,017
 Provision for income taxes                               5,670      420   25,600

 Net earnings                                         $   9,660  $   718 $ 42,417
 Net earnings per share-basic                         $    0.19  $  0.01 $   0.81
 Net earnings per share-diluted                       $    0.19  $  0.01 $   0.81

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              Wausau-Mosinee Paper Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the year ended December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                            2001       2000       1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                             $   9,660   $    718   $ 42,417
 Provision for depreciation, depletion and amortization      60,948     58,860     55,012
 Provision for losses on accounts receivable                  1,339        396        110
 Loss on property, plant and equipment disposals              1,145        622        334
 Compensation expense for stock option grants                 1,902      1,183          -
 Deferred income taxes                                        1,034      1,854     12,072
 Changes in operating assets and liabilities:
     Receivables                                              6,418      2,462     (7,131)
     Inventories                                             27,011      4,473     (5,605)
     Other assets                                           (10,243)    (2,541)    (1,285)
     Accounts payable and other liabilities                     247     16,059     (8,234)
     Accrued and refundable income taxes                      4,405     (3,832)     1,644
 Net cash provided by operating activities                  103,866     80,254     89,334

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (29,791)   (86,896)   (80,619)
 Proceeds from property, plant and equipment disposals          607        244      1,218
 Net cash used in investing activities                      (29,184)   (86,652)   (79,401)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of short-term notes                               -          -    (45,466)
 Net borrowings (repayments) under credit agreements        (64,190)    33,230    (45,265)
 Payments under capital lease obligation                       (241)      (230)      (269)
 Net borrowings (repayments) of long-term notes                   -     (3,000)   132,500
 Proceeds from termination of interest rate swap              6,382          -          -
 Dividends paid                                             (17,498)   (17,207)   (16,233)
 Proceeds from stock option exercises                         2,296         87        128
 Payments for purchase of treasury stock                          -     (1,300)   (32,426)
 Net cash (used in) provided by financing activities        (73,251)    11,580     (7,031)

 Net increase in cash and cash equivalents                    1,431      5,182      2,902
 Cash and cash equivalents at beginning of year              10,579      5,397      2,495
 Cash and cash equivalents at end of year                 $  12,010   $ 10,579   $  5,397

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amount capitalized                $  13,943   $ 16,207   $ 10,323
 Income taxes paid                                        $     977   $  2,399   $ 11,884

 Noncash investing and financing activities: A capital lease obligation of $689 was incurred in 1999 when the Company entered into a lease for new equipment.

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    Wausau-Mosinee Paper Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                                                 Other
                                                                               Comprehensive
                                                                               Income (Loss)- Common
                                   Common Stock                 Treasury Stock    Minimum   Stock       Total
 (ALL DOLLAR AMOUNTS IN          Shares            Retained                       Pension   Shares Stockholders'
 THOUSANDS, EXCEPT SHARE DATA)   ISSUED    AMOUNT  EARNINGS   SHARES     AMOUNT   LIABILITY OUTSTANDING EQUITY
 Balances December 31, 1998     60,122,812 $170,686 $315,711 (6,508,973) $ (85,136) $(4,675) 53,613,839 $396,586
  Comprehensive Earnings, 1999:
  Net Earnings                                        42,417                                              42,417
  Minimum Pension Liability
    (Net Of $2,270 Deferred Tax)                                                      3,651                3,651
    Comprehensive Earnings, 1999                                                                          46,068
  Cash Dividends Declared                            (16,598)                                           (16,598)
  Stock Options Exercised                        (4)              9,778        134                9,778      130
  Purchases Of Treasury Stock                                (2,206,926)   (32,426)          (2,206,926)(32,426)

 Balances December 31, 1999     60,122,812  170,682  341,530 (8,706,121)  (117,428)  (1,024) 51,416,691  393,760
  Comprehensive Earnings, 2000:
  Net Earnings                                           718                                                 718
  Minimum Pension Liability
    (Net Of $278 Deferred Tax)                                                         (449)               (449)
    Comprehensive Earnings, 2000                                                                             269
  Cash Dividends Declared                            (17,451)                                           (17,451)
  Stock Options Exercised                       (46)             10,000        133               10,000       87
  Stock Option Expense                        1,183                                                        1,183
  Purchases Of Treasury Stock                                  (150,300)    (1,300)            (150,300) (1,300)

 Balances December 31, 2000     60,122,812  171,819  324,797 (8,846,421)  (118,595)  (1,473) 51,276,391  376,548
  Comprehensive Earnings, 2001:
  Net Earnings                                         9,660                                               9,660
  Minimum Pension Liability
    (Net Of $4,446 Deferred Tax)                                                     (8,209)             (8,209)
    Comprehensive Earnings, 2001                                                                           1,451
  Cash Dividends Declared                            (17,518)                                           (17,518)
  Stock Options Exercised                      (783)            229,700      3,079              229,700    2,296
  Tax Benefit Related to Stock
   Options                                      176                                                          176
  Stock Option Expense                        1,902                                                        1,902

 Balances December 31, 2001     60,122,812 $173,114 $316,939 (8,616,721) $(115,516) $(9,682) 51,506,091 $364,855

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                Wausau-Mosinee Paper Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Wausau-Mosinee Paper Corporation (the "Company") was formed on December 17, 1997, as a result of the merger of Wausau Paper Mills Company and Mosinee Paper Corporation. The combined Company manufactures, converts and sells paper and paper products within three principal segments: the Printing & Writing Group, the Specialty Paper Group and the Towel & Tissue Group.

 The Printing & Writing Group manufactures, converts and markets a broad line of premium printing and writing grades. In addition, the Group includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.

 The Specialty Paper Group produces a wide variety of technical specialty papers that include supercalendered backing papers for pressure sensitive labeling applications, tape backing and packaging materials for a broad range of food, medical and industrial applications.

 The Towel & Tissue Group produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial "away-from-home" market.

 BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Wausau-Mosinee Paper Corporation and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

 USE OF ESTIMATES - The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

 CASH AND CASH EQUIVALENTS - The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates market.

 INVENTORIES - Pulpwood, finished paper products and approximately 96% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Allocation of the LIFO reserve among the components of inventories is impractical.

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

 Buildings are depreciated over a 20 to 45-year period; machinery and equipment over a 3 to 20-year period. Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful lives of the assets are added to the plant and equipment accounts.

 The Company's policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million or projects that exceed $10 million. Interest capitalized in 2001, 2000 and 1999 was $0.2 million, $1.1 million and $0.6 million, respectively. Equipment financed by long-term leases, which in effect are installment purchases, have been recorded as assets and the related obligations as debt. Depreciation expense includes amortization on capitalized leases.

 Timber and timberlands are stated at net depleted value. The Company capitalizes timber, timberland purchases and reforestation costs. Depletion expense is calculated using the block and units-of-production methods.

 ACCOUNTS PAYABLE - The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, there were negative book cash balances of $2.5 million and $3.3 million at December 31, 2001 and 2000, respectively. These balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the Consolidated Balance Sheets.

 INCOME TAXES - Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax asset and liability.

 STOCK OPTIONS - As permitted under Statement of Financial Accounting Standard
 (SFAS) No. 123, the Company continues to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." See Note 8 for pro forma information on the impact of the fair-value method of accounting for stock options.

 EARNINGS PER SHARE - The Company presents both basic and diluted net earnings per share (EPS) amounts. Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents (options) outstanding during the respective year. The difference between basic and diluted EPS for the Company is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

 For the years ended December 31, 2001, 2000 and 1999, options for 778,855, 1,032,475, and 445,129 shares, respectively, were excluded from the diluted EPS calculation for Wausau-Mosinee Paper Corporation common stock because the options were anti-dilutive.

 Basic and diluted earnings per share are reconciled as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)           2001       2000        1999
 Net earnings                                              $       9,660 $       718 $     42,417
 Basic weighted average common shares outstanding             51,466,000  51,354,000   52,265,000
 Diluted weighted average common shares outstanding           51,554,000  51,373,000   52,365,000
 Net earnings per share-basic                                    $  0.19     $  0.01     $   0.81
 Net earnings per share-diluted                                  $  0.19     $  0.01     $   0.81

 REVENUE RECOGNITION - Revenue is recognized upon shipment of goods and transfer of title to the customer. The Company grants credit to customers in the ordinary course of business.

 CONCENTRATION OF CREDIT RISK - A substantial portion of the Company's accounts receivable is with customers in various paper converting, paper merchant or distribution businesses. Net sales from one major customer was approximately 10.6% of total net sales in 2001. Receivables from the same customer as a percent of year-end receivables amounted to 6.1% in 2001.

 OTHER INCOME AND EXPENSE - During 2000 the Company recorded a pre-tax charge of $2.0 million to cover settlements related to antitrust claims against the Company's subsidiary, Bay West Paper Corporation. In the opinion of management, Bay West has not violated any antitrust laws and future costs are not expected to be significant.

 DERIVATIVES - The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company has used derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. The adoption of this accounting standard did not impact net earnings as both interest rate swaps outstanding at January 1, 2001 were completely effective in hedging the related debt instruments. At December 31, 2001, there are no interest rate swap agreements outstanding. See Note 12 for additional information on the interest rate swap agreements.

 CHANGES IN ACCOUNTING POLICIES - In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company adopted EITF 00-10 and has restated all comparative prior period financial statements. Under its provisions, all shipping and handling costs are now classified as part of cost of sales. Previously, shipping and handling costs were netted against gross sales in arriving at net sales. These reclassifications have no impact on net earnings, but they do impact net sales and cost of sales. The total shipping and handling costs reclassified from net sales to cost of sales was $39.6 million, $38.8 million and $38.1 million in 2001, 2000 and 1999, respectively.

 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." The FASB also issued SFAS No. 144,
                                  -31-
 "Accounting for the Impairment or Disposal of Long-Lived Assets," in August
 2001.

 SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method, thus eliminating the use of the pooling-of-interest method for business combinations.

 SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS
 No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

 SFAS No. 143 establishes accounting and reporting standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that if reasonably estimable, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adopting this standard.
 SFAS No. 144 addresses the timing and measurement of recognizing an impairment loss on long-lived assets that may not be recoverable from future operating cash flow. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

 RECLASSIFICATIONS - Certain prior-year amounts in the financial statements and the notes have been reclassified to conform to the 2001 presentation.

 NOTE 2  RESTRUCTURING

 In March 2000, the Company announced the decision to close the Sorg Paper Company mill ("Sorg") in Middletown, Ohio effective May 15, 2000 and, as a result, recorded a $25 million pre-tax restructuring charge in the first quarter of 2000. In the fourth quarter of 2000, the estimate was revised downward from $25.0 million to $22.3 million, resulting in a $2.7 million pre-tax adjustment that increased fourth quarter 2000 operating profit. The reduction in estimated costs to close Sorg related principally to lower than expected termination costs and favorable curtailment gains for pension and postretirement plans. The closure resulted in the termination of 160 hourly and salaried employees. In addition to severance benefits for terminated employees, the restructuring charge included estimated costs related to the write-down and disposal of the Sorg property, plant and equipment, curtailment gains or losses for related pension and postretirement plans and other closure related costs. The asset write-down was based upon the amount by which the carrying values of the building, machinery and spare parts exceeded fair
                                  -32-
 values of those assets as determined by an independent third-party appraisal firm.

 The following is a summary of the restructuring charges accrued and activity through December 31, 2001, related to the Sorg closure:

                                      Employee       Asset  Pension and
(ALL DOLLAR AMOUNTS IN THOUSANDS)   TERMINATION  WRITE-DOWN POSTRETIREMENT  OTHER    TOTAL
 Initial charge, March 31, 2000     $ 4,321      $ 21,622     $( 1,925)     $ 982  $ 25,000
 Reserve adjustments                 (1,800)         (215)        (801)       130    (2,686)
 Payments/charges                    (2,318)      (19,909)       2,726       (834)  (20,335)
 Balance at December 31, 2000           203         1,498            -        278     1,979
 Payments/charges                      (101)         (938)           -       (113)   (1,152)
 Balance at December 31, 2001       $   102      $    560     $      -      $ 165   $   827

 At December 31, 2000, all employees had been terminated from Sorg and as of December 31, 2001, severance payouts had been paid. In addition, $17.8 million in asset disposal costs was reclassified to property, plant and equipment to reflect the write-down to fair value of idled assets related to the closure. As of December 31, 2001, the Sorg fixed assets including all buildings, equipment and spare parts not usable by the Company's other mills, continue to be actively marketed to interested parties.

 NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                     2001       2000
 Receivables
   Trade                                            $ 73,349    $ 78,057
   Other                                                 727       2,962
                                                      74,076      81,019
   Less: allowances                                   (4,651)     (3,837)
                                                    $ 69,425    $ 77,182

 Inventories
   Raw materials                                    $ 34,349    $ 49,530
   Work in process and finished goods                 80,343     101,831
   Supplies                                           29,181      30,479

   Inventories at cost                               143,873     181,840
   LIFO reserve                                      (19,535)    (30,491)
                                                   $ 124,338   $ 151,349

 Property, plant and equipment
   Buildings                                       $ 134,979   $ 130,666
   Machinery and equipment                         1,043,694   1,009,881
                                                   1,178,673   1,140,547
   Less: accumulated depreciation                   (564,108)   (510,814)
   Net depreciated value                             614,565     629,733
   Land                                                5,307       5,021
   Timber and timberlands, net of depletion            5,620       5,478
   Idle assets                                            98          98
   Construction in progress                            9,338      21,874
                                                   $ 634,928   $ 662,204

 Accrued and other liabilities
   Payrolls                                          $ 7,868   $   5,844
   Vacation pay                                       11,163      10,669
   Employee retirement plans                           7,402       8,844
   Taxes other than income                             3,059       3,150
   Cash dividends declared                             4,383       4,362
   Stock appreciation rights                           2,621       2,194
   Rebates                                             7,752       8,040
   Other                                              13,003      12,630
                                                    $ 57,251   $  55,733

 NOTE 4.  DEBT

 The Company has a short-term bank revolving credit note that provides for the borrowing of up to $12.5 million. The note terminates on March 7, 2003. As of December 31, 2001, there were no borrowings against this note.

 A summary of long-term debt as of December 31 is as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                         2001       2000
 Unsecured:
 Senior notes with interest at 7.20% to 7.43%,
   due August 31, 2007 to August 31, 2011                $138,500  $138,500
 Industrial development bonds due July 1, 2023
   with interest at variable rates                         19,000    19,000
 Revolving credit agreement with financial institutions,
   with weighted average interest rate of 2.51%
   and 7.27%, respectively                                 25,000    63,000
 Commercial paper with weighted average interest
   rate of 2.39% and 7.16%, respectively                    3,775    29,965
 Subtotal                                                 186,275   250,465
 Premium on senior notes                                    5,989         -
 Total long-term debt                                    $192,264  $250,465

 The Company has $138.5 million outstanding in private placement notes that were closed and funded on August 31, 1999. The principal amounts, maturities, and interest rates on the notes are (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%. At August 31, 1999, the Company entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58.5 million of the 10-year notes will be the three month LIBOR rate, plus .4925% and (2) $30 million of the 12-year notes will be the three month LIBOR rate, plus .55%. On March 17, 2001, the Company terminated its interest rate swap agreement with respect to its 7.43% senior notes due August 31, 2011 in exchange for receiving a cash payment of $2.3 million. On August 10, 2001, the Company terminated its interest rate swap agreement with respect to its 7.31% senior notes due August 31, 2009 in exchange for receiving a cash payment of $4.1 million. The amounts received from the swap counter-parties at termination approximated the fair values of the swaps at the respective termination dates. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.

 The Company has a $150 million unsecured revolving credit agreement with four participating banks that matures on December 10, 2004. Under the facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for competitive bid loan options amongst the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios. Facility fees paid were $282,000 in 2001.

 In addition to general business and reporting covenants customary in financing agreements of these types, the senior notes and revolving credit facility require the Company to comply quarterly with a consolidated debt to capital
                                  -35-
 ratio less than 60% and an adjustable minimum net worth covenant as defined in the agreements. In addition, the revolving credit facility includes an interest coverage ratio covenant of 3.5 times. As of December 31, 2001 and 2000, the Company was in compliance with all required covenants.

 The Company maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under the Company's revolving credit agreement equal to the amount of outstanding commercial paper. The amounts outstanding at December 31, 2001 and 2000 have been classified as long-term as the Company intends and has the ability to refinance the obligations under the revolving credit agreement.

 The aggregate annual maturities of long-term debt are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)
                2002        2003       2004       2005       2006     THEREAFTER
 Annual
 maturities      -           -       $28,775       -          -        $ 157,500

 NOTE 5.  LEASE COMMITMENTS

 The Company has various leases for real estate, mobile equipment and machinery which generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment includes the following amounts for capitalized leases:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)     2000
 Machinery and equipment             $ 1,815
 Allowance for amortization           (1,571)
 Net value                           $   244

 During 2001, the obligation under the capital lease was fully amortized and final payment was made to the lessor. Lease amortization is included in depreciation expense.

 Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

                                     Operating
 (ALL DOLLAR AMOUNTS IN THOUSANDS)     LEASES
 2002                               $  2,594
 2003                                  2,209
 2004                                  2,178
 2005                                  2,105
 2006                                  2,097
 Thereafter                            7,272
 Total minimum payments              $18,455

 Rental expense for all operating leases was as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)   2001     2000       1999
 Rent expense                      $7,730     $6,107     $5,530

 NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

 The Company has supplemental retirement agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The supplemental retirement agreements are unfunded.

 The Company also provides certain defined benefit postretirement health and life insurance plans that cover qualifying retirees. Benefits and eligibility for various employee groups vary by location and union agreements. The defined benefit postretirement plans are unfunded.

 The following schedules present changes in, and components of, the Company's net assets (liabilities) for retirement and other postretirement benefits at December 31, 2001 and 2000:

                                                Retirement Benefits        Other Benefits
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                2001        2000       2001         2000
 Change in benefit obligation:
   Benefit obligation at beginning of year    $107,861   $104,393    $ 57,248     $ 65,096
   Service cost                                  4,177      4,376       1,501        1,329
   Interest cost                                 8,170      7,569       4,287        3,989
   Amendments                                    3,905        906           -       (1,615)
   Net actuarial (gain) loss                     7,054       (367)      4,555       (4,454)
   Participant contributions                         -          -       1,330          977
   Benefits paid                                (8,490)    (8,709)     (6,475)      (6,395)
   Curtailments and settlements                      -       (307)          -       (1,679)
   Benefit obligation at end of year         $ 122,677   $107,861   $  62,446    $  57,248

 Change in plan assets:
   Fair value at beginning of year           $  75,826   $ 65,073   $       -    $       -
   Actual return (loss)                        (10,269)     7,927           -            -
   Company contributions                        13,318      9,261       5,145        5,418
   Participant contributions                         -          -       1,330          977
   Benefits paid                                (8,490)    (8,709)     (6,475)      (6,395)
   Cash contribution subsequent to
     measurement date                            1,386      2,274           -            -
   Fair value at end of year                 $  71,771   $ 75,826    $      -    $       -

 Net amount recognized:
   Funded status                             $ (50,906)  $(32,035)  $ (62,446)   $ (57,248)
   Unrecognized prior service cost              14,925     12,775      (1,364)      (1,721)
   Unrecognized transition asset                  (404)      (566)          -            -
   Unrecognized net actuarial loss (gain)       18,560     (5,290)      4,834          (85)
   Accrued benefit cost                      $ (17,825)  $(25,116)  $ (58,976)   $ (59,054)

 Amounts recognized in the Balance
   Sheet consist of:
   Accrued benefit liability                 $ (47,375)  $(38,585)  $ (58,976)   $ (59,054)
   Intangible asset                             14,521     11,095           -            -
   Accumulated other comprehensive income       15,029      2,374           -            -
   Net amount recognized                     $ (17,825)  $(25,116)  $ (58,976)   $ (59,054)

 Weighted average assumptions at end of year:
   Discount rate                                  7.25%      7.75%       7.25%        7.75%
   Expected return on plan assets                  9.0%       9.0%        n/a          n/a
   Rate of compensation increase                   5.0%       5.0%        n/a          n/a

 The Company selected September 30, 2001 and 2000 as the measurement dates for plan assets and obligations in 2001 and 2000, respectively.

 At December 31, 2001 and 2000, the aggregate amounts relating to underfunded plans are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                2001            2000
 Projected benefit obligation                  $122,677        $107,861
 Accumulated benefit obligation                 119,281         104,511
 Fair value of plan assets                       71,771          75,826

 In 2000, curtailment and settlement income of $2.7 million was attributable to the closure of the Sorg Paper Company and was recognized as a component of restructuring expense. The restructuring plan is discussed in Note 2 to the consolidated financial statements. The components of net periodic benefit costs recognized in the Consolidated Statements of Income were as follows:

                                             Pension Benefits              Other Benefits
 (all dollar amounts in thousands)       2001      2000     1999       2001     2000    1999
 Components of net periodic
  benefit cost:
     Service cost                     $ 4,177    $ 4,376   $ 4,660   $1,501   $ 1,329   $ 1,870
     Interest cost                      8,170      7,569     7,221    4,287     3,989     4,501
     Expected return on plan assets    (6,469)    (5,488)   (4,919)       -         -         -
     Amortization of:
        Prior service cost              1,670      1,535     1,478     (357)     (508)     (226)
        Transition (asset)               (162)      (162)     (163)       -         -         -
        Actuarial loss                    (57)        46       345     (187)     (338)       90
     Curtailments and settlements           -          -         -        -         -    (1,874)
     Subtotal                           7,329      7,876     8,622    5,244     4,472     4,361
     Components charged to
       restructuring expense:
        Settlement and curtailment          -        346         -        -    (3,076)        -
     Net periodic benefit cost        $ 7,329    $ 8,222   $ 8,622   $5,244   $ 1,396   $ 4,361

 For purposes of determining the obligation for postretirement medical benefits in 2001, the Company has assumed a health care cost trend rate of 9%, declining by 1% annually for four years to an ultimate rate of 5%. For 2000, the assumed health care cost trend rate used in measuring the accumulated post-retirement benefit was 10%, declining by 1% for five years to an ultimate rate of 5%.

 Assumed health care cost trend rates significantly impact reported amounts for retiree medical benefits. For 2001, the effect of a one-percentage point change in the assumed health care cost trend rate would have had the following effects:

                                                                  One percentage point
(ALL DOLLAR AMOUNTS IN THOUSANDS)                                  INCREASE   DECREASE
 Effect on the postretirement benefit obligation                     $7,381   $(6,578)
 Effect on the sum of the service cost and interest cost components     834      (727)

 The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $1,091,000 in 2001, $850,000 in 2000 and $1,060,000 in 1999.

 The Company has deferred compensation agreements with certain present and past key officers, directors and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred compensation agreements is not significant.

 NOTE 7.  INCOME TAXES

 Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

 The provision (benefit) for income taxes is comprised of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)        2001            2000         1999
 Current tax expense (benefit):
  Federal                                $3,308       $       -        $13,063
  State                                   1,328           1,042          1,613
 Total current                            4,636           1,042         14,676

 Deferred tax expense (benefit):
  Federal                                 1,782             387          9,762
  State                                    (748)         (1,009)         1,162
 Total deferred                           1,034            (622)        10,924

 Total provision for income taxes        $5,670       $     420        $25,600

 A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                 2001         2000          1999
 Federal statutory tax rate                 $5,351  35.0%  $398   35.0%  $23,827  35.0%
 State taxes (net of federal tax benefits)     319   2.0     22    1.9     1,804   2.6
 Other                                           -     -      -      -       (31)    -
 Effective tax                              $5,670  37.0%  $420   36.9%  $25,600  37.6%

 At the end of 2001, $82,075,000 of unused state operating loss and credit carryovers existed which may be used to offset future state taxable income in various amounts through the year 2016. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

 The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                2001           2000
 Deferred tax assets:
 Allowances on accounts receivable          $     2,741    $     2,279
 Accrued compensated absences                     3,975          3,530
 Stock appreciation rights plans                  1,022          1,935
 Stock options                                    1,314            572
 Pensions                                         8,923          9,958
 Inventories                                      3,143          2,863
 Postretirement benefits                         23,589         22,814
 Restructuring reserve                            5,209          7,584
 Postemployment benefits                            274            301
 Other accrued liabilities                        8,091          1,367
 State net operating loss carry forward           6,151          3,782
 Other                                              512          1,485
 Gross deferred tax asset                        64,944         58,470
 Less valuation allowance                        (3,713)        (2,569)
 Net deferred tax assets                         61,231         55,901

 Deferred tax liabilities:
 Property, plant and equipment                 (143,283)      (138,098)
 Other                                           (9,475)        (8,296)
 Gross deferred tax liability                  (152,758)      (146,394)
 Net deferred tax liability                   $ (91,527)     $ (90,493)

 The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                2001       2000
 Net deferred tax assets                     $   14,111  $   16,463
 Net long-term deferred tax liabilities        (105,638)   (106,956)
 Net deferred tax liability                  $  (91,527) $  (90,493)

 A valuation allowance has been recognized for a subsidiary's state loss carry forward and future deductible items as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 NOTE 8.  STOCK OPTIONS AND APPRECIATION RIGHTS

 The Company maintains various employee stock option plans. The plans specify purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.
                                  -41-
 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the Company's common stock at the date of grant for incentive and non-qualified options.

 On April 19, 2001, the Company's shareholders approved the 2000 Stock Option Plan. As a result, 1,046,013 options issued prior to April 19, 2001, were approved. Of the total 1,046,013 shares, 783,513 shares related to grants of fixed options and 262,500 shares related to grants of performance based options that subsequently lapsed. Prior to shareholder approval, expense was recorded for these options to the extent that the fair market value of the Company's stock exceeded the price of the option on the date of shareholder approval. For the years ended December 31, 2001 and December 31, 2000, the provision for stock options outstanding was $1,902,000 and $1,183,000, respectively. In December 2001, the Company issued 315,000 performance-based options that vest in relation to achieving certain operating profit levels in 2002. No compensation expense has been recorded for these options in 2001.

 The following table summarizes the activity relating to the Company's stock option plans:

                                 ____ 2001 _____        ____ 2000 ____         ____ 1999 _____
                                          Weighted                  Weighted            Weighted
                                          Average                   Average             Average
                                          Exercise                  Exercise             Exercise
                                 SHARES     PRICE       SHARES       PRICE     SHARES     PRICE
 Options outstanding at
 beginning of year             1,312,375    $14.19    1,322,375     $14.18   1,052,250   $13.93
 Granted                       1,228,513      9.58       53,000       9.72     335,265    15.55
 Terminated                     (253,620)    16.00      (53,000)     17.16     (55,362)   17.97
 Exercised                      (229,700)    10.00      (10,000)      8.75      (9,778)   13.13
 Options outstanding at end
    of year                    2,057,568    $13.84    1,312,375     $14.19   1,322,375   $14.18
 Options exercisable at end
    of year                    1,722,568    $13.86    1,312,375     $14.19   1,282,375   $14.23

 Additional information regarding the fixed option grants outstanding and exercisable at December 31, 2001, is as follows:

                              Weighted Average
                                 Remaining
    Range of        Outstanding Contractual Weighted Average Exercisable Weighted Average
  EXERCISE PRICES     OPTIONS  LIFE (YEARS) EXERCISE PRICE    OPTIONS     EXERCISE PRICE
 $ 8.75-$13.13     1,221,717     16.96          $12.49      1,201,717         $12.50
 $15.88-$21.61       520,851     14.33          $17.01        520,851         $14.23
                   1,742,568                                1,722,568         $17.01

 The exercise price for the 315,000 performance based options outstanding at December 31, 2001 is $10.71.

 Pro forma net earnings and earnings per share had the Company elected to adopt the "fair value based method" of Statement of Financial Accounting Standards
 (SFAS) No. 123, "Accounting for Stock Based Compensation," are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) 2001     2000    1999
 Net earnings:
  As reported                                          $9,660  $  718  $42,417
  Pro forma                                            $9,143  $  560  $40,976
 Earnings per share - diluted:
  As reported                                          $ 0.19  $ 0.01  $  0.81
  Pro forma                                            $ 0.18  $ 0.01  $  0.78

 The fair value of each option grant has been estimated on the grant date using the Black-Scholes option pricing model based on the following weighted-average assumptions:

                                            2001           2000
 Risk-free interest rate                    5.84%          6.26%
 Expected life in years                        6              6
 Price volatility                          36.41%         45.12%
 Dividend yield                             3.58%          3.49%

 STOCK APPRECIATION RIGHTS:

 The Company maintains various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Additions or reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.

 The following table summarizes the activity relating to the Company's stock appreciation rights plans:

                                                            2001      2000        1999
 Rights outstanding at beginning of year
  (number of shares)                                     470,855    624,855     952,991
 Granted                                                       -          -     106,558
 Terminated                                             (101,683)         -    (405,905)
 Exercised                                               (61,367)  (154,000)    (28,789)
 Rights outstanding and exercisable at end of year
  (number of shares)                                     307,805    470,855     624,855
 Price range of rights exercised                      $5.88-9.42 $6.49-9.70  $     4.46
 Price range of outstanding and exercisable rights:
  $4.06-$9.70                                            292,930    354,297     508,297
  $15.88 -$17.16                                          14,875    116,558     116,558

                                  -43-
 At December 31, 2001, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of $4.06-$9.70 was 8.6 years and with an exercise price of $15.88-$17.16 was 17.0 years.

 DIVIDEND EQUIVALENTS:

 The Company maintains the 1991 Dividend Equivalent Plan. Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the grant. The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Company stock. Additions or reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.

 The following table summarizes the activity relating to the Company's dividend equivalent plan:

                                              2001      2000      1999
 Equivalents outstanding at
  beginning of year (number of shares)      205,433   205,433   257,930
 Exercised                                  (31,319)        -   (52,497)
 Equivalents outstanding and exercisable
  at end of year (number of shares)         174,114   205,433   205,433

 The provision (credit) for stock appreciation rights and dividend equivalents were as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           2001   2000    1999
 Stock appreciation rights                  $744     $19  $(3,242)
 Dividend equivalents                         97      63       (8)
 Total                                      $841     $82  $(3,250)

 NOTE 9.  RESEARCH EXPENSES

 Expenditures for product development were $4,058,000 in 2001, $3,968,000 in 2000 and $2,293,000 in 1999.

 NOTE 10.  COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

 LITIGATION AND OTHER CLAIMS. The Company may be involved from time to time in various legal and administrative proceedings or be subject to various claims in the normal course of its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of the Company.
                                  -44-
 ENVIRONMENTAL MATTERS. The Company is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

 In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form a PRP group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with certain other PRPs to fund a study of the landfill to determine possible remediation strategies. The Company contributed approximately $31,000 to this study. The DNR is evaluating the proposed study and is expected to approve or recommend modifications to the proposed study in 2002. As of year-end, the Company estimated that the costs of remediation of the entire site will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary and is based on information now known to the Company. Actual costs of remediation of the site could be materially different and no timetable for the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of the other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse impact on the operations, financial condition, or liquidity of the Company.

 The U.S. Environmental Protection Agency has published regulations, commonly referred to as the "Cluster Rules," affecting pulp and paper industry discharges of wastewater and gaseous emissions. These rules require changes in the pulping and bleaching processes presently used in some U.S. pulp mills, including some of the Company's mills. Based on its evaluation of the rules, the Company spent approximately $1.9 million in 2001 to comply with the Cluster Rules. No additional capital spending is expected to be spent related to these regulations.

 OTHER COMMITMENTS. As of December 31, 2001, the Company was committed to spend approximately $6.0 million to complete capital projects which were in various stages of completion.

 The Company's Groveton, New Hampshire mill is committed to the transportation of a fixed volume of natural gas until November 2019 under a natural gas transportation agreement with the Portland Natural Gas Transmission System Company. The contract is only for the transportation of natural gas from the Company's natural gas suppliers to the Company's mill in New Hampshire. The Company is not required to buy or sell minimum gas volumes under the agreement. The Company is required to pay a minimum transportation fee of approximately $1.0 million annually per the agreement; however, the Company's natural gas requirements exceed the level required to be transported.
                                  -45-
 NOTE 11.  PREFERRED SHARE PURCHASE RIGHTS PLAN

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

 LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2001, the fair value of the long-term debt exceeded the carrying value by approximately $0.7 million.

 INTEREST RATE AGREEMENT - Interest rate swaps designated in fair value hedge relationships were used by the Company to mitigate the risk of reductions in the fair value of existing fixed rate long-term notes due to decreases in LIBOR based interest rates. Gains and losses on these instruments were reflected in interest expense in the period in which they occurred and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR based interest rates.

 During 2001, the interest rate agreements were terminated. The amounts received from the swap counter-parties at termination approximated the fair values of the swaps at the respective termination dates. Accordingly, the amount of the swap asset recorded has been eliminated from the balance sheet at the termination date. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments. Debt premium amortization reduced interest expense by $367,000 for the year ended December 31, 2001. The agreement decreased interest expense by $589,000, $230,000 and $320,000 in 2001, 2000 and 1999, respectively. At
 December 31, 2000, the fair value of the interest rate swap agreement was unfavorable by $6.1 million.
                                  -46-
 NOTE 13.  SEGMENT DATA

 FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
 The Company's operations are classified into three principal reportable segments: the Printing & Writing Group, the Specialty Paper Group and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

 PRODUCTS FROM WHICH REVENUE IS DERIVED
 The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce laminated roll wrap and related specialty finishing and packaging products, and a converting facility which converts printing and writing grades. The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin and Jay, Maine. The Towel & Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 MEASUREMENT OF SEGMENT PROFIT AND ASSETS
 The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)          2001      2000      1999
 NET SALES EXTERNAL CUSTOMERS
  Printing & Writing                      $392,026  $395,992 $403,276
  Specialty Paper                          354,181   408,979  412,419
  Towel & Tissue                           197,522   185,953  167,040
                                          $943,729  $990,924 $982,735

 NET SALES INTERSEGMENT
  Printing & Writing                      $  8,687  $  8,003 $  3,343
  Specialty Paper                              462     1,708    9,190
  Towel & Tissue                                 -        21      126
                                          $  9,149   $ 9,732 $ 12,659

 OPERATING PROFIT
  Printing & Writing                      $ 25,807  $ 20,109 $ 40,658
  Specialty Paper                           (9,390)   10,942   21,532
  Specialty Paper - restructuring expense        -   (22,314)       -
  Total Specialty Paper                     (9,390)  (11,372)  21,532
  Towel & Tissue                            26,382    21,631   22,381
                                  -47-
 TOTAL REPORTABLE SEGMENT
  OPERATING PROFIT                          42,799    30,368   84,571
  Corporate and eliminations               (12,192)  (11,144)  (4,925)
  Interest expense                         (14,416)  (15,713) (11,823)
  Other income (expense)                      (861)   (2,373)     194
  Earnings before income taxes            $ 15,330   $ 1,138 $ 68,017

 SEGMENT ASSETS
  Printing & Writing                       $294,241 $314,774
  Specialty Paper                           368,595  402,522
  Towel & Tissue                            177,708  180,857
  Corporate & unallocated                    51,464   56,341
                                          $ 892,008 $954,494

 OTHER SIGNIFICANT ITEMS

                                               Depreciation, Expenditures
                                   Interest    Depletion and for Long-Lived
 (ALL DOLLAR AMOUNTS IN THOUSANDS)  INCOME     AMORTIZATION   ASSETS
 2001
 Printing & Writing                  $  -        $16,972    $  9,308
 Specialty Paper                       15         25,277       8,615
 Towel & Tissue                         -         17,214      10,902
 Corporate & unallocated              247          1,485         966
                                     $262        $60,948     $29,791

 2000
 Printing & Writing                 $  15        $16,546     $18,273
 Specialty Paper                        3         24,037      59,937
 Towel & Tissue                         -         16,405       5,793
 Corporate & unallocated              120          1,872       2,893
                                     $138        $58,860     $86,896

 1999
 Printing & Writing                 $  66        $15,757     $23,023
 Specialty Paper                        8         22,978      47,234
 Towel & Tissue                         -         14,848       9,652
 Corporate & unallocated              156          1,429         710
                                     $230        $55,012     $80,619

                                  -48-
 COMPANY GEOGRAPHIC DATA
 The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)  2001          2000    1999
 United States                   $884,088       $918,468  $917,692

 All foreign countries             59,641         72,456    65,043
                                 $943,729       $990,924  $982,735

 QUARTERLY FINANCIAL DATA (UNAUDITED)

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     First    Second     Third      Fourth
                                    QUARTER*   QUARTER   QUARTER    QUARTER** ANNUAL
 2001
 Net sales***                       $234,145  $240,637   $245,106  $223,841  $943,729
 Gross profit                         16,189    24,132     30,550    26,443    97,314
 Operating profit (loss)              (3,064)    7,718     15,415    10,538    30,607
 Net earnings (loss)                  (4,749)    2,410      7,250     4,749     9,660
 Net earnings (loss) per share
   basic and diluted                  $(0.09)    $0.05      $0.14     $0.09     $0.19

 2000
 Net sales***                       $253,736  $254,980   $250,650  $231,558  $990,924
 Gross profit                         28,242    31,885     25,837    18,555   104,519
 Operating profit (loss)             (15,977)   18,232     11,885     5,084    19,224
 Net earnings (loss)                 (12,921)    7,798      4,746     1,095       718
 Net earnings (loss) per share
   basic and diluted                  $(0.25)    $0.15      $0.09     $0.02     $0.01

 1999
 Net sales***                       $235,308  $243,777   $255,592  $248,058  $982,735
 Gross profit                         38,663    37,159     33,697    29,579   139,098
 Operating profit                     25,131    17,649     22,539    14,327    79,646
 Net earnings                         14,104     9,727     11,786     6,800    42,417
 Net earnings per share basic       $   0.27  $   0.19   $   0.23   $  0.13  $   0.81
 Net earnings per share diluted     $   0.26  $   0.19   $   0.23   $  0.13  $   0.81

 * In 2000, includes an after-tax expense of $16.3 million ($25.0 million pre-tax) or $0.32 per share for restructuring expenses relating to the closure of the Sorg Paper Company.

 ** In 2000, includes an after-tax income of $2.3 million ($2.7 million pre-tax) or $0.04 per share for a change in restructuring expense estimate relating to the closure of the Sorg Paper Company.

 *** The Company has adopted EITF 00-10, "Accounting for Shipping and Handling
     Fees and Costs." Under its provisions, all shipping and handling costs were reclassified from Net Sales to Cost of Sales. All comparative prior year periods presented have been restated to reflect the change.

   MARKET PRICES FOR COMMON SHARES (UNAUDITED)

                     _______ 2001 ________  _______ 2000 _________  ________ 1999 _________
                                   Cash                      Cash                      Cash
                        Prices     Dividends       Prices    Dividends     Prices      Dividends
                                   Paid                      Paid                      Paid
     QUARTER       HIGH      LOW  PER SHARE   HIGH     LOW  PER SHARE  HIGH    LOW   PER SHARE
        1st       $13.00  $  9.94   $0.085   $14.63   $9.50  $0.080  $18.00  $13.94   $0.07
        2nd        14.00    11.52    0.085    13.25    8.50   0.085   18.44   12.63    0.08
        3rd        13.58     7.85    0.085    10.19    7.75   0.085   18.00   11.94    0.08
        4th        12.16     9.65    0.085    12.13    7.56   0.085   14.19   10.63    0.08

 All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.
                                  -50-
 Schedule II - Valuation and Qualifying Accounts

                                          Allowable for
                                            Doubtful
                                            ACCOUNTS
 Balance December 31, 1998                 $ 4,120
    Charges to cost and
      expense                                  183
    Deductions                                (733)

 Balance December 31, 1999                   3,570
    Charges to cost and
      expense                                  630
    Deductions                                (363)

 Balance December 31, 2000                   3,837
    Charges to cost and
      expense                                1,397
    Deductions                                (583)

 Balance December 31, 2001                 $ 4,651

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 On October 19, 2001, Arthur Andersen LLP was appointed as independent auditor for the 2001 fiscal year. Information required by Item 304 of Regulations S-K is incorporated by reference to the Company's Form 8-K dated October 19, 2001.

                                  PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the disclosure in the Company's proxy statement relating to the 2002 annual meeting of shareholders (the "2002 Proxy Statement") beginning under the caption "Proposal No. 1 - Election of Directors" and ending at the subcaption "Committees and Meetings."
 Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

 ITEM 11.  EXECUTIVE COMPENSATION.

 Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the subcaption "Director Compensation." Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to
 (1) the disclosure in the 2002 Proxy Statement beginning under the caption "Compensation of Executive Officers," through the disclosure ending under the subcaption, "Retirement Benefits," and (2) the disclosure in the 2002 Proxy Statement under the subcaption "Committee Interlocks and Insider Participation."

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement beginning under the caption "Beneficial Ownership of Common Stock" and ending at the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the subcaption "Certain Relationships and Related Transactions."
                                  -52-
                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)  Documents filed as part of this report.

 (1)  The following financial statements are filed as part of this report:

     (i)   Consolidated Balance Sheets as of December 31, 2001 and 2000

     (ii) Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

     (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

     (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

     (v)   Notes to Consolidated Financial Statements

 (2)  Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

     (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999 (page 48)

 All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.
                                  -53-
 (3)  Exhibits

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

      4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

      4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

      4.5 Revolving Credit Agreement dated December 10, 1999 among the Company and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

      4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002

     10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)*

     10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1998)*
                                  -54-
     10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1998)*

     10.4 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1998)*

     10.9 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

     10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
              10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

     10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999*

     10.14 2001 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

     10.15    2002 Incentive Compensation Plan for Executive Officers*
                                  -55-
     10.16 Former President and CEO Severance Agreement (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

     10.17    2000 Stock Option Plan (incorporated by reference to Exhibit
              10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)*

      21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

      23.1    Consent of Arthur Andersen LLP

      23.2    Consent of Wipfli Ullrich Bertelson LLP

 *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b)  Reports on Form 8-K:

 (1) FORM 8-K DATED OCTOBER 17, 2001. The Company filed a current report on Form 8-K on October 17, 2001, reporting earnings and net sales information for the quarter ended September 30, 2001 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

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

                                 WAUSAU-MOSINEE PAPER
                                 CORPORATION


 March 29, 2002                 SCOTT P. DOESCHER
                                 Scott P. Doescher
                                 Senior Vice President-Finance,
                                 Secretary and Treasurer

                                 (On behalf of the Registrant and as
                                  Principal Financial Officer)
                                  -57-
 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 March 29, 2002



 THOMAS J. HOWATT                        RICHARD L. RADT
 Thomas J. Howatt                        Richard L. Radt
 President and Chief Executive Officer   Vice Chairman of the Board
 (Principal Executive Officer)


 SAN W. ORR, JR                          WALTER ALEXANDER
 San W. Orr, Jr.                         Walter Alexander
 Chairman of the Board                   Director


 DENNIS J. KUESTER                       DAVID B. SMITH, JR.
 Dennis J. Kuester                       David B. Smith, Jr.
 Director                                Director


 GARY W. FREELS                          HARRY R. BAKER
 Gary W. Freels                          Harry R. Baker
 Director                                Director

                               EXHIBIT INDEX dagger
                                     TO
                                  FORM 10-K
                                     OF
                      WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                PURSUANT TO SECTION 102(D) OF REGULATION S-T
                           (17 C.F.R. section 232.102(D))


 Exhibit 4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002

 Exhibit 10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999*

 Exhibit  10.15  2002 Incentive Compensation Plan for Executive Officers

 Exhibit   23.1  Consent of Arthur Andersen LLP

 Exhibit   23.2  Consent of Wipfli Ullrich Bertelson LLP


 dagger Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV,
 Item 14 of Form 10-K to which this Exhibit Index relates.
                                  -59-