Form 10-Q
period 2002-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2002-05-15
CIK 105076

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

 (Mark One)
  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended MARCH 31, 2002
                                          OR

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

                                       Yes   X   No

 The number of common shares outstanding at April 30, 2002 was 51,536,891

                          WAUSAU-MOSINEE PAPER CORPORATION

                                   AND SUBSIDIARIES

                                       INDEX
                                                                   PAGE NO.
 PART I.  FINANCIAL INFORMATION

 Item 1.       Financial Statements
               Consolidated Statements of
               Income Three Months Ended
               March 31, 2002 (unaudited)
               and March 31, 2001 (unaudited)                          1

               Condensed Consolidated Balance
               Sheets, March 31, 2002 (unaudited)
               and December 31, 2001 (derived from
               audited financial statements)                           2

               Condensed Consolidated Statements
               of Cash Flows, Three Months
               Ended March 31, 2002 (unaudited)
               and March 31, 2001 (unaudited)                          3

               Notes to Condensed Consolidated
               Financial Statements                                  3-5

 Item 2.       Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                            7-10

 Item 3.       Quantitative and Qualitative Disclosures
               About Market Risk                                      10

 PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                    11-13

                            PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                Three Months Ended
                                                     MARCH 31,
 (Dollars in thousands, except per share data)    2002       2001
 NET SALES                                    $ 225,928   $ 234,145
 Cost of products sold                          200,552     217,956

 GROSS PROFIT                                    25,376      16,189

 Selling and administrative expenses             17,072      19,253

 OPERATING PROFIT (LOSS)                          8,304      (3,064)

 Interest expense                                (2,763)     (4,336)

 Other income (expense), net                       (103)       (149)

 EARNINGS (LOSS) BEFORE INCOME TAXES              5,438      (7,549)

 Provision (credit) for income taxes              2,010      (2,800)

 NET EARNINGS (LOSS)                         $    3,428    ($ 4,749)

 NET EARNINGS (LOSS) PER SHARE - BASIC       $     0.07   ($   0.09)

 NET EARNINGS (LOSS) PER SHARE - DILUTED     $     0.07   ($   0.09)

 Weighted average shares outstanding-basic   51,515,064  51,372,685

 Weighted average shares outstanding-diluted 51,640,827  51,372,685

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands*)                       MARCH 31,    December 31,
                                                 2002           2001
 Assets
 Current assets:
 Cash and cash equivalents                    $  12,616   $ 12,010
 Receivables, net                                75,626     69,425
 Refundable income taxes                            437      1,241
 Inventories                                    131,292    124,338
 Deferred income taxes                           14,111     14,111
 Other current assets                             2,917      1,910
 Total current assets                           236,999    223,035

 Property, plant and equipment, net             626,752    634,928
 Other assets                                    34,650     34,045

 TOTAL ASSETS                                  $898,401   $892,008

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                             $  61,888   $ 64,060
 Accrued and other liabilities                   53,483     57,251
 Total current liabilities                      115,371    121,311

 Long-term debt                                 205,121    192,264
 Deferred income taxes                          105,638    105,638
 Postretirement benefits                         54,583     54,253
 Pension                                         32,191     37,223
 Other noncurrent liabilities                    16,836     16,464
 Total liabilities                              529,740    527,153
 Stockholders' equity                           368,661    364,855

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 898,401   $892,008

 *The condensed consolidated balance sheet at March 31, 2002 is unaudited. The December 31, 2001 condensed consolidated balance sheet is derived from audited financial statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                  Three Months Ended
                                                       MARCH 31,
 (Dollars in thousands)                              2002      2001
 Net cash used by operating activities             ($1,498) ($ 3,450)

 Capital expenditures                               (6,881)   (5,771)

 Net borrowings under credit agreements             13,039     8,452

 Dividends paid                                     (4,378)   (4,368)

 Stock options exercised                               324     1,898

 Proceeds on sale of property, plant and equipment       -       104

 Proceeds on termination of swap agreement               -     2,250

 Other investing and financing activities                -       (59)

 NET INCREASE (DECREASE) IN CASH                   $   606   ($  944)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Note 1. The consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2001, for the Company's accounting policies which are pertinent to these statements.

 Note 2. Net earnings include provisions, or credits, for incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended March 31, 2002 and March 31, 2001, the provision for incentive plans was $534,000 and $2,777,000, respectively.

 Note 3.  Basic and diluted earnings per share are reconciled as follows:

        (Dollars in thousands, except per share data)
                                                  Three Months
                                                 ENDED MARCH 31,
                                                 2002         2001
        Net earnings (loss)                     $  3,428  ($  4,749)

        Basic weighted average common
        shares outstanding                    51,515,064 51,372,685
        Dilutive securities:
          Stock options                          125,763          -
        Dilutive weighted average common
        shares outstanding                    51,640,827 51,372,685

        Net earnings (loss) per share-basic     $   0.07  ($   0.09)
        Net earnings (loss) per share-diluted   $   0.07  ($   0.09)

 For the three months ended March 31, 2002, options for 738,855 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended March 31, 2001, all options were antidilutive due to the loss for the quarter then ended.

 Note 4. Accounts receivable consisted of the following:

 ($ thousands)                                   MARCH 31, December 31,
                                                     2002       2001
 Trade                                             $79,470  $ 73,349
 Other                                                 926       727
                                                    80,396    74,076
 Less: Allowances                                    4,770     4,651
                                                   $75,626  $ 69,425

 Note 5. The various components of inventories were as follows:

 ($ thousands)                                     MARCH 31, December 31,
                                                      2002    2001
 Raw Materials                                    $ 37,191 $ 34,349
 Work in Process and Finished Goods                 84,668   80,343
 Supplies                                           28,959   29,181
 Subtotal                                          150,818  143,873
      Less:  LIFO Reserve                           19,526   19,535
      Net inventories                             $131,292 $124,338

 Note 6. The accumulated depreciation on fixed assets was $575,485,000 as of March 31, 2002 and $564,108,000 as of December 31, 2001. The
         provision for depreciation, amortization and depletion for the three months ended March 31, 2002 and March 31, 2001 was $15,196,000 and $15,172,000, respectively.

 Note 7. Interim Segment Information

         FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
         The Company's operations are classified into three principal reportable segments, the Printing & Writing Group, the Specialty Paper Group and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

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

 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                             Three Months
                                            ENDED MARCH 31,
 (Dollars in thousands)                   2002         2001
 Net sales external customers
 Printing & Writing                 $   96,307    $   97,828
 Specialty Paper                        82,920        91,192
 Towel & Tissue                         46,701        45,125
                                      $225,928      $234,145
 Net sales intersegment
 Printing & Writing                 $    1,844    $    2,702
 Specialty Paper                            83           104
 Towel & Tissue                              0             0
                                    $    1,927    $    2,806
 Operating profit(loss)
 Printing & Writing                 $    6,849        $1,321
 Specialty Paper                      (    927)       (4,018)
 Towel & Tissue                          5,558         4,580
 Total reportable segment
 Operating profit                       11,480         1,883
 Corporate & eliminations               (3,176)       (4,947)
 Interest expense                       (2,763)       (4,336)
 Other income/expense                  (   103)        ( 149)
 Earnings (loss) before income taxes    $5,438    ($   7,549)

 (Dollars in thousands)               MARCH 31,   December 31,
                                        2002         2001
 Segment Assets
 Printing & Writing                   $294,861    $ 294,241
 Specialty Paper                       371,948      368,595
 Towel & Tissue                        180,783      177,708
 Corporate & Unallocated*               50,809       51,464
                                      $898,401    $ 892,008

 * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with segments.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS*

 RESULTS OF OPERATIONS

 Net Sales

 Consolidated net sales for the three months ended March 31, 2002, were $225.9 million, a decrease of 3.5% from last year's first quarter net sales of $234.1 million. Company-wide shipments in the first quarter of 2002 of 199,100 tons were 3.4% higher than shipments in the first quarter of 2001 of 192,500 tons, however, the average selling price declined approximately 8% over the same period and impacted net sales unfavorably by approximately $18 million. First quarter 2002 average selling prices were comparable to those experienced in the fourth quarter of 2001. Net sales to xpedx, International Paper's distribution division and the Company's major customer that accounted for 10.6% of consolidated net sales for the year ending December 31, 2001, were 9.6% and 9.8% of consolidated net sales for the first quarter of 2002 and 2001, respectively.

 First quarter net sales and shipments in the Printing & Writing Group were similar in 2002 compared to the first quarter of 2001. Net sales for the group declined from $97.8 million in 2001 to $96.3 million in 2002 due to a decrease in average selling price of approximately 4% for the same two periods, while shipments in 2002 for the Group were slightly higher at 87,100 tons compared to 85,400 tons in 2001. Demand for uncoated free sheet papers declined approximately 7% in the first quarter of 2002 as compared to the same period last year with market demand for text, cover and other premium papers decreasing an even greater amount. The decrease in average selling price is principally due to mix deterioration caused by market declines.

 The Specialty Paper Group's net sales declined 9.1% in the first quarter of 2002 compared to the first quarter of 2001, while shipments for the group grew 4.1% over the first quarter of 2001.
 The decrease in net sales from $91.2 million in 2001 to $82.9 million in 2002 is due to a decline in average selling price of approximately 14% quarter-over-quarter which is reflective of the deteriorating market conditions within this highly technical, fragmented market. Most of the year-over-year decline in average selling price is the result of the product price decreases with mix deterioration accounting for approximately one-quarter of the decline.

 Net sales for the first quarter of 2002 increased 3.5% over the first quarter of 2001 to $46.7 million for the Towel & Tissue Group. First quarter 2001 net sales were $45.1 million. Although average selling prices deteriorated by approximately 2% from the first quarter of 2001, the total tons shipped for this group increased approximately 6.0% over the prior year to 33,400 tons-a new record for first quarter sales volume.

 * Matters discussed in this report with respect to the Company's expectations are forward-looking statements that involve risks and uncertainties. See "Information Concerning Forward-Looking Statements."

 GROSS PROFIT

 Gross profit for the three months ended March 31, 2002, was $25.4 million or 11.2% of net sales, compared to $16.2 million or 6.9% of net sales for the three months ended March 31, 2001. The increase in the gross profit margin year-over-year is principally due to a decline in natural gas and market pulp prices, as well as, improved production efficiencies company-wide. In total, the natural gas price per decatherm declined approximately 52% from the first quarter of 2001 resulting in a favorable impact of $6.5 million quarter-over-quarter and favorable market pulp prices contributed approximately $14 million in 2002 compared to 2001 due to price declines of approximately $129 per air-dried metric ton, between comparable periods. In addition, improved operations added approximately $3 million to gross profit margin quarter-over-quarter.

 The Printing & Writing Group's gross profit for the first quarter of 2002 was 12.9% of net sales compared to 7.0% of net sales for the same period last year. As indicated in the consolidated gross margin comparisons, the Printing & Writing Group benefited from lower energy and market pulp costs, as well as, improved paper mill operations quarter-over-quarter.

 The Specialty Paper Group's improved operations, combined with favorable energy and market pulp costs resulted in a gross profit margin improvement--from $0.8 million or 0.9% of net sales in the first quarter of 2001 to $3.5 million or 4.2% of net sales in the first quarter of 2002. Total paper mill production for the group increased in 2002 as compared to 2001, while finished goods inventory levels have declined from approximately 36,000 tons at March 31, 2001 to 32,000 tons at March 31, 2002.

 The gross profit margin for the Towel & Tissue Group remained similar at 20.2% as a percent of net sales in 2002 compared to 19.1% as a percent of net sales in 2001. Favorable waste paper and energy costs as well as improved operations contributed to the gross profit margin improvement quarter-over-quarter.

 Consolidated order backlogs increased to 32,500 tons at March 31 ,2002 from 24,800 tons at March 31, 2001. Backlog tons at March 31, 2002 represent $36.1 million in sales compared to $30.1 million at March 31, 2001. Improvement in customer backlog was most significant within the Specialty Paper Group with backlog tons improving to 20,800 tons at the end of the first quarter of 2002 compared to 12,900 tons at the end of the first quarter of 2001. Printing & Writing Group customer order backlog was similar quarter-over-quarter at 10,100 tons at March 31, 2002, while the Towel & Tissue Group experienced a decline in backlogs compared to the first quarter of 2001 at 1,550 tons compared to 1,900 tons. The change in customer order backlogs does not necessarily indicate strengthening business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.
                                  -8-
 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses, excluding the impact of stock incentive program charges determined by the change in the company's stock price, were comparable for the periods ending March 31, 2002 and 2001 at $16.6 million and $16.5 million, respectively. The charges for stock incentive programs were $.5 million in the first quarter of 2002 compared to $2.8 million in the first quarter of 2001.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED (USED) BY OPERATIONS

 For the three months ended March 31, 2002, cash used by operations was $1.5 million compared to $3.5 million in the first quarter of the last year. Improved operational earnings offset by increases in inventory levels in the first quarter of 2002 due to seasonal inventory builds accounted for the change in cash flow quarter-over-quarter.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $6.9 million for the first quarter ended March 31, 2002, compared to $5.8 million for the same period last year.

 For 2002, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.8 million for a pulp mill digester replacement and $3.7 million for a paper machine process control system replacement at the Printing & Writing Group's Brokaw and Groveton mills, respectively. At the Towel & Tissue Group, $2.2 million was spent on various converting equipment. The balance of spending in the first quarter of 2002 was on projects individually under $1.0 million.

 During the first three months of 2001, the Specialty Paper Group spent $
 2.1 million on the High Performance Liner (HPL) project. The balance of the spending during the first quarter of 2001 was on projects individually under $1.0 million.

 FINANCING

 Total current and long-term debt increased $12.8 million for the three months ended March 31, 2002 to $205.1 million. The increase in total debt from December 2001 is due in part to seasonal building of inventory levels.

 Interest expense was $2.8 million in the first quarter of 2002 compared to $4.3 million in the same period of 2001. The decrease in interest expense is principally the result of lower average funded debt levels in 2002 compared to 2001.

 In the first quarter of 2002, the Company renewed a $12.5 million revolving note agreement that expires on March 8, 2003. There were no borrowings against the note as of March 31, 2002.

 In the first quarter of 2001, the Company terminated an interest rate swap arrangement on $30 million of the 12-year senior notes and realized proceeds of $2.25 million.

 Cash provided by operations and the borrowing capacity are expected to meet capital needs and dividends. The company has approximately $101.7 million available from existing bank facilities as of March 31, 2002.
                                  -9-
 COMMON STOCK REPURCHASE

 There were no stock repurchases in the first quarter of 2002 or the first quarter of 2001.

 DIVIDENDS

 A dividend declared in December, 2001, of $.085 per share was paid February 15, 2002 to shareholders of record as of February 1, 2002. At the April 18, 2002 meeting, the Board of Directors declared a quarterly cash dividend of $.085 per share that is payable May 15, 2002 to shareholders of record as of May 1, 2002.

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions or overcapacity in the industry, manufacturing problems at Company facilities and various other matters. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.
                                  -10-
                           PART II.  OTHER INFORMATION


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

 The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.

 Exhibit
 NUMBER                           DESCRIPTION

 3.1 Restated Articles of Incorporation, as amended October 21, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)

 3.2 Restated Bylaws, as amended December 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 17, 1997)

 4.1         Rights Agreement, dated as of October 21, 1998, including the
             Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)

 4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)

 4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

 4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

 4.5 Revolving Credit Agreement dated December 10, 1999 among the Company and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
                                  -11-
 4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

 10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)*

 10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.4 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
             10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1998)*

 10.9 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

 10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
             10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                  -12-
 10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
             10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4,
             1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1998)*

 10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

 10.14 2001 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             2000)*

 10.15 2002 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             2001)*

 10.16 2000 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)*

 21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

 *Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

 (b) Reports on Form 8-K:

      FORM 8-K DATED JANUARY 30, 2002. The Company filed a current report on Form 8-K on January 30, 2002, reporting earnings and net sales information for the fourth quarter and year ended December 31, 2002 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.
                                  -13-

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER CORPORATION


 May 15, 2002
                              SCOTT P. DOESCHER
                              Scott P. Doescher
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                               Principal Financial Officer)

                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-Q
                                       OF
                        WAUSAU-MOSINEE PAPER CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                  Pursuant to Section 102(d) of Regulation S-T
                             (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part of this report:

 None