Form 10-K/A
period 2001-12-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2002-06-17
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                               AMENDMENT NO. 1
    (Mark One)
      [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

      [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 1-13923

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

                      DOCUMENTS INCORPORATED BY REFERENCE
 PROXY STATEMENT FOR USE IN CONNECTION WITH 2002 ANNUAL MEETING OF SHAREHOLDERS
                     (TO THE EXTENT NOTED HEREIN): PART III
                              INTRODUCTORY NOTE

 THIS FORM 10-K/A REFLECTS DISCUSSIONS BETWEEN MANAGEMENT AND THE SECURITIES AND EXCHANGE COMMISSION ("SEC") WITH RESPECT TO COMMENTS MADE BY THE SEC IN ITS ROUTINE REVIEW OF THE COMPANY'S PERIODIC SEC FILINGS. THIS FORM 10-K/A:

     (A) REFLECTS THE RECOGNITION OF STOCK OPTION PLAN EXPENSES IN THE YEAR THE PLAN WAS APPROVED BY SHAREHOLDERS (2001) RATHER THAN PARTIAL RECOGNITION IN THE YEAR OPTIONS WERE FIRST AWARDED UNDER THE PLAN (2000) AND THE REMAINDER IN THE YEAR OF SHAREHOLDER APPROVAL (2001) AS ORIGINALLY REPORTED (SEE NOTE 1 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS);

     (B) SUPPLEMENTS AND REVISES CERTAIN PORTIONS OF THE NARRATIVE DESCRIPTION OF THE COMPANY'S BUSINESS SET FORTH IN ITEM 1;

     (C) REFLECTS THE RECLASSIFICATION OF CERTAIN GAINS OR LOSSES ON THE SALE OR DISPOSITION OF ASSETS AND CERTAIN EXPENSES (SEE NOTE 1 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS);

     (D) SUPPLEMENTS AND REVISES CERTAIN PORTIONS OF THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS TO REFLECT THE FOREGOING REVISIONS; AND

     (E) REVISES THE RELATED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT THE FOREGOING FINANCIAL STATEMENT REVISIONS AND TO SUPPLEMENT PREVIOUS DISCLOSURE CONCERNING TIMBERLAND AND RESTRUCTURING ACCOUNTING POLICIES.

 NONE OF THE ABOVE AMENDMENTS RESULT IN A CHANGE TO THE CUMULATIVE NET EARNINGS OF THE COMPANY FOR THE PERIODS COVERED BY THE REPORTS. THE RECOGNITION OF ADDITIONAL STOCK OPTION EXPENSE IN 2001 (AS OUTLINED IN (A) ABOVE) DOES, HOWEVER, RESULT IN AN INCREASE IN NET INCOME OF $0.01 PER SHARE (TO $0.03 PER SHARE AFTER THE EFFECT OF ROUNDING) FOR 2000 AND A DECREASE OF $0.01 PER SHARE (TO $0.17 PER SHARE AFTER THE EFFECT OF ROUNDING) IN 2001.

                              TABLE OF CONTENTS
                                                                    PAGE
 PART I
 Item 1.  Business                                                    1
 Item 2.  Properties                                                 11
 Item 3.  Legal Proceedings                                          12
 Item 4.  Submission of Matters to a Vote of Security Holders        13

 PART II
 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                        14
 Item 6.  Selected Financial Data                                    15
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        16
 Item 7A. Quantitative and Qualitative Disclosure About Market
          Risk                                                       22
 Item 8.  Financial Statements and Supplementary Data                23
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                       58

 PART III
 Item 10. Directors and Executive Officers of the Registrant         59
 Item 11. Executive Compensation                                     59
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                 59
 Item 13. Certain Relationships and Related Transactions             59

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                60
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

 At facilities in Appleton and Brokaw, Wisconsin and Groveton, New Hampshire, the Group manufactures and converts a broad line of premium printing, writing and imaging papers in various weights, colors, sizes and finishes. Over 60% of the fine printing and writing papers produced are colored papers.
 Distribution warehouses are maintained in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; Dallas, Texas and Los Angeles, California.
                                  -1-
 Under the Wausau Papers reg-trade-mark label, products are marketed under a variety of brands, including Astrobrights reg-trade-mark, Royal and Professional Series reg-trade-mark products. These papers are used for printed documents such as annual reports, resumes, invitations, and greeting cards. Over 70% of Wausau Papers' products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers. Products are also sold to office supply stores to reach small- and home-office customers and to converters that serve the greeting card and announcement industry. The Group's fine printing and writing sales are estimated to be less than 3% of the total uncoated free-sheet market.

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

 The Mosinee Converted Products facilities operating in Columbus, Wisconsin, and Jackson, Mississippi, produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating and converting. These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging and corrugated containers. Mosinee Converted Products' moisture-barrier laminated roll wrap sales are estimated to be approximately 35% of the North American roll wrap market.

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

 The Company closed The Sorg Paper Company ("Sorg") mill in Middletown, Ohio on May 15, 2000. Net sales of Sorg in 2000 and 1999 were $27.8 million and $48.9 million respectively with operating losses of $23.0 million, including restructuring charge of $22.3 million (2000) and $2.9 million (1999). The Company has been unsuccessful in finding a buyer for the Sorg business. The Sorg fixed assets including the buildings, equipment and spare parts not usable by the Company's other mills continue to be actively marketed to interested parties. With the closing, the Company no longer operates in the decorative laminate and deep color tissue markets of the industry.
                                  -2-
 The Rhinelander mill located in Rhinelander, Wisconsin, and the Otis mill located in Jay, Maine, together are one of the nation's largest manufacturers of supercalendered backing papers that are used as a base from which "peel-and-stick" pressure sensitive labels are dispensed. These highly engineered backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant. These facilities also manufacture specialty papers for a broad range of food, medical, and industrial applications, including grease-resistant protective barrier paper for pet food and microwave popcorn, and lightweight paper for sterilized medical packaging. These products are sold directly to manufacturers and converters, mainly in the U.S., that serve a host of industries including consumer products, food service, pet food and medical packaging.

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

 Under the Bay West name, towel and tissue products made primarily from recycled material are marketed under a number of brands including
 DublSoft reg-trade-mark, EcoSoft trademark and Dubl-Tough reg-trade-mark. These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products that are sold to paper and sanitary supply distributors in North America that serve restaurants, theme parks, hospitals, hotels, office buildings, factories, and other commercial and industrial locations. The Group's towel and tissue mill is located in Middletown, Ohio and its converting facility and main distribution warehouse is located in Harrodsburg, Kentucky. In addition, the Company maintains a distribution warehouse in Los Angeles, California.
                                  -3-
 Competition comes from major integrated paper companies which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

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

 RAW MATERIALS

 Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills are the only Company facilities with pulping operations and produce approximately 85% and 50%, respectively, of their own pulp needs. Timber required for operation of the Company's pulp mills is readily available; approximately 7.5% of the timber consumed in pulping operations is from Company owned timberlands and the remainder is purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis. The balance of the Company's pulp needs at Mosinee and Brokaw and all of the pulp used at the Company's other facilities (an aggregate of nearly 400,000 metric tons annually) is purchased on the open market, principally from pulp mills throughout the United States and Canada. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

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

 PATENTS AND TRADEMARKS

 The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Papers reg-trade-mark,
 AstroBrights reg-trade-mark, Exact reg-trade-mark, Bay West reg-trade-mark, Ecosoft trademark, DublSoft reg-trade-mark, and Wave 'n Dry reg-trade-mark, among others. The Company's patents cover various paper towel dispensers and metering or other mechanisms for towel dispensers and cabinets and certain silicone release papers. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

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

 WORKING CAPITAL

 As is customary in the paper industry, the Company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers. The Company will occasionally carry higher than normal quantities of pulp in anticipation of rising pulp prices.
                                  -5-
 MAJOR CUSTOMERS

 A substantial portion of the Company's accounts receivable is with customers in various paper converting, paper merchant or distribution businesses. Sales to xpedx, International Paper Company's distribution division, accounted for approximately 10.6% of consolidated net sales during 2001. The loss of this customer would have an adverse effect on the Company's business, but the Company believes such effect would be of relatively short duration.

 BACKLOG

 Company-wide order backlogs increased to 27,500 tons representing $30.5 million in sales as of December 31, 2001. This compares to 22,000 tons, or $27.5 million in sales as of December 31, 2000 and 34,000 tons, or $39.7 million in sales at December 31, 1999. The 2001 order backlog improvement over 2000 does not necessarily indicate strengthening business conditions as a significant portion of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the Company's backlog totals. The entire backlog at December 31, 2001 is expected to be shipped during fiscal 2002.

 RESEARCH AND DEVELOPMENT

 Research and development projects for the last three fiscal years primarily involved development of new release liners for the Specialty Paper Group's line of "peel-and-stick" liner papers and the development of new color and writing grades at the Printing & Writing Group. Expenditures for product development in the last three fiscal years were:

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

 The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $1.2 million in 2002. These purposes included a recovery stack extension ($500,000), sludge dewatering equipment ($110,000), and sixteen other smaller projects.
                                  -6-
 The United States Environmental Protection Agency ("EPA") has promulgated rules under the Clean Water Act and the Clean Air Act which impose new air and water quality standards for pulp and paper mills (the "Cluster Rules"). As required, the Company made the necessary changes to the Brokaw and Mosinee mills and was in compliance with the Cluster Rules by the required April 15, 2001 deadline. The Company's response included the adoption of total chlorine free technology ("TCF") pulp bleaching operations at the Brokaw, Wisconsin mill. The TCF process became effective in November 2000. Company-wide expenditures to comply with the Cluster Rule guidelines and, at the same time, provide other production efficiencies were $19.1 million. Of this amount, approximately $5.6 million represented costs of the adoption of the TCF technology. These expenditures were incurred in 2001, 2000 and 1999. No additional capital spending is expected to be spent related to these regulations.

 Compliance with the EPA's permitting process involves the consolidation of all Company air discharge permits and is expected to involve an additional $1 million in capital expenditures. This cost is expected to be incurred in 2003 or 2004.

 The Company is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that under Wisconsin environmental laws it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells
 located in close proximity to the landfill.   The DNR has identified 10 PRPs.
 No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form a PRP group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with two other PRPs to fund a study of the landfill to determine possible remediation strategies. The Company contributed approximately $31,000 to this study. The DNR is evaluating the proposed study and is expected to approve or recommend modifications to the proposed study in 2002. As of year-end, the Company estimated that the cost of remediation of the entire site for all PRPs will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary and is based on information now known to the Company. Actual costs of remediation of the site could be materially different and no timetable for the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of the Company.

 The Company believes that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or earnings.

 EMPLOYEES

 The Company had approximately 3,200 employees at the end of 2001. Most hourly mill employees are covered under collective bargaining agreements. New labor agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union were negotiated in 2001. Union employees at the Brokaw mill signed a five-year agreement. The Sorg mill contract, still covering employees with Mosinee Holdings, Inc., was extended until April 30, 2003, when the Bay West Ohio mill contract expires. These employees will then be part of the Bay West Ohio agreement. Labor agreements will expire in other facilities in 2002, 2003, 2004, and
                                  -7-
 2005. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company maintains good labor relations in all facilities.

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

 ALBERT K. DAVIS, 54
 Senior Vice President, Specialty Paper Group since October, 2000. Previously, Vice President of Operations & Site Manager (1998 - 2000), Vice President of Operations (1996-1998), Vice President of Engineering (1990 - 1996), Rhinelander Paper Company, Inc.
                                  -8-
 DAVID L. CANAVERA, 52
 Senior Vice President, Towel & Tissue Group since December, 1997. Previously, Senior Vice President, Towel & Tissue (1996-1997) of Mosinee Paper Corporation, and Vice President and General Manager (1994-1996) and Vice
 President   Resident Manager (1991-1994), Bay West Paper, Harrodsburg.

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

 In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

    <circle>Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.
                                  -9-
    <circle>Changes in customer demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's products, growth rates of the end markets for the Company's products, technological or consumer preference changes, or acceptance of the Company's products by the markets served by the Company.

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

 ITEM 6.  SELECTED FINANCIAL DATA.
             WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          SELECTED FINANCIAL DATA
                             (As Restated{(1)})
                                                                      For the year ended December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)  2001      2000        1999         1998    1997{(2)}
 FINANCIAL RESULTS
 Net sales{(3)}                                     $ 943,729   $ 990,924    $ 982,735    $ 982,467    $ 968,289
 Depreciation, depletion and amortization              60,948      58,860       55,012       52,207       47,259
 Operating profit                                      28,279      17,785       79,311       72,925      121,267
 Interest expense                                      14,416      15,713       11,823        7,683        8,103
 Earnings before provision for income taxes            14,143       2,325       68,017       65,801      113,589
 Net earnings                                           8,913       1,465       42,417       40,801       65,398
 Cash dividends paid                                   17,498      17,207       16,233       15,494       13,134
 Cash flows from operating activities                 103,866      80,254       89,334      117,859       99,724
 PER SHARE
 Net earnings-basic and diluted                     $    0.17   $    0.03    $    0.81    $    0.73    $    1.13
 Cash dividends declared                                 0.34        0.34         0.32         0.28         0.25
 Stockholders' equity                                    7.09        7.33         7.53         7.12         7.61
 Average number of shares outstanding              51,466,000  51,354,000   52,265,000   55,708,000   57,811,000
 Price range (low and high closing)               $8.82-14.00 $7.63-14.63 $10.94-18.44 $12.25-24.06 $17.55-25.38

 ITEM 6.  SELECTED FINANCIAL DATA.

             WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          SELECTED FINANCIAL DATA
                             (As Restated{(1)})
                                                                      For the year ended December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)  2001      2000        1999         1998    1997{(2)}
 FINANCIAL RESULTS
 FINANCIAL CONDITION
 Working capital                                   $  101,724 $   138,605   $  140,822   $  81,406      $126,653
 Total assets                                         892,008     954,494      941,872     904,367       875,637
 Long-term debt                                       192,264     250,465      220,476     127,000       140,500
 Stockholders' equity                                 364,855     376,112      393,760     396,586       440,160
 Capital expenditures                                  29,791      86,896       80,619      77,023        66,062
 RATIOS
 Percent net earnings to sales                            1.0%       0.1%          4.3%        4.2%         6.8%
 Percent net earnings to average stockholders' equity     2.6%       0.4%         10.7%        9.8%        15.8%
 Ratio of current assets to current liabilities      1.8 to 1   2.1 to 1      2.2 to 1    1.8 to 1     2.4 to 1
 Percent of long-term debt to total capital              34.5%      40.0%         35.9%       24.3%        24.2%

       (1)As a result of a comprehensive review performed in the second quarter of 2002, the Company determined that certain reclassifications and adjustments were required to previously filed financial statements. As a result, the Company has reclassified its financial statements for the periods 1997 to 2001 and restated its financial statements for the periods 2000 to 2001 to reflect:
 i)The reclassification of certain gains and losses on the sale or disposition of assets and certain expenses. These reclassifications affect various line items in the consolidated statements of income; however, they do not change the Company's previously reported net income (loss).
 ii)The recognition of stock option plan expenses in the year the plan was approved by shareholders (2001) rather than partial recognition in the year options were first awarded under the plan (2000) and the remainder in the year of shareholder approval (2001) as originally reported.
 See Note 1 to the Consolidated Financial Statements
       (2)As a result of a change in fiscal year from August 31 to December 31 and merger of Wausau Paper Mills Company and Mosinee Paper Corporation ("Mosinee") in December 1997 which was accounted for as pooling of interests, the financial information has been restated to retroactively combine Mosinee's financial statements as if the merger had occurred at the beginning of the earliest period presented.
       (3)The Company has adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Under its provisions, all shipping and handling costs were reclassified from Net Sales to Cost of Sales. All comparative prior year periods presented have been restated to reflect the change.

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

 GROSS PROFIT ON SALES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)  2001            2000            1999
 Gross profit on sales            $96,141         $104,003        $138,681
 Gross profit margin                  10%              11%             14%

 Gross profit margins decreased in 2001 to $96.1 million or 10.2% of net sales from $104.0 million or 10.5% in 2000 and $138.7 million or 14.1% in 1999. The decrease can be traced, in part, to reduced selling prices, product mix deterioration and increased natural gas costs. Natural gas prices in 2001 increased approximately 13% or more than $3 million as compared to prior year. Natural gas prices began rising in the second half of 2000, peaking at over $10 per decatherm in January 2001. Prices declined during the course of the year, averaging $4 per decatherm over the fourth quarter. Market pulp and wastepaper prices began to fall in late 2000 and continued their decrease through 2001. The price of market pulp, the basic raw material used in the manufacture of paper, decreased approximately $150 per air-dried metric ton or $53 million in 2001 as compared to 2000. The price of wastepaper, used in the production of towel and tissue, decreased $47 per standard ton or $6 million as compared to last year. Other manufacturing cost elements increased in 2001 as compared to 2000 including depreciation, labor and benefit costs. The results for 2000 were impacted by $0.6 million related to a restructuring charge for the closure of the Sorg Paper Company (please refer to the discussion contained in "Operating Expenses," as well as, Note 2-Restructuring in the Notes to Consolidated
                                  -17-
 Financial Statements). In addition, the Company recorded provisions for environmental-related matters of $1.8 million, $0.6 million and $0.5 million in 2001, 2000 and 1999, respectively. In 2001, environmental liabilities increased primarily due to one landfill site being identified for remediation as discussed in Note 10-Commitments, Contingenicies and Related Parties in the Notes to Consolidated Financial Statements. In comparison to raw material and natural gas costs at the beginning of 2001, product selling prices were relatively low. This combination led to a relatively narrow gross profit margin of 6.8% in the first quarter. Driven principally by declining market pulp, wastepaper and natural gas prices, margins improved to 11.8% in the fourth quarter. Except as noted, general inflation had no significant impact on the Company's business in 2001 or the preceding two years. As 2002 began, market pulp, wastepaper and energy prices were all slightly lower than those experienced in the fourth quarter of 2001.

 Printing & Writing Group 2001 gross profit margin was 11.9% compared to 10.1% in 2000 and 15.2% in 1999. Product selling price declines, mix deterioration and natural gas price increases were more than offset by market pulp price declines and improved operations to account for most of the margin gain. The Printing & Writing Group's mills operated near capacity in both 2000 and 2001 with several production records established in the latter year. Margins improved from 7.0% in the first quarter to 14.4% in the fourth quarter of 2001.

 Specialty Paper Group gross margins declined to 2.5% in 2001 from 6.9% in 2000 and 10.0% in 1999. Hardest hit of the Company's three business segments by weak economic conditions and competitive pressures, Specialty Paper Group selling price declines, mix deterioration and natural gas price increases were only partially offset by lower market pulp prices. The Group recorded the equivalent of two weeks of market-related downtime at each of two mills over the first half of 2001. Gross profit margin in the first quarter was 0.9%. Reduced market pulp and natural gas costs and full operations allowed the Specialty Paper Group to improve gross profit margins to 3.8% in the fourth quarter.

 The Towel & Tissue Group recorded 2001 gross profit margins of 20.5% compared to 18.8% in 2000 and 20.8% in 1999. Relatively stable selling prices and product mix combined with reduced wastepaper prices to improve 2001 margins as compared to 2000. Gross profit margins increased from 18.5% in the first quarter to 21.2% in the fourth quarter. Reduced raw material prices and record operating rates drove most of the profitability improvement experienced during 2001.

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

 LABOR

 New labor agreements with the Paper, Allied-Industrial, Chemical & Energy Workers International Union were successfully negotiated in 2001. Union employees at the Brokaw mill signed a five-year agreement. The Sorg mill contract, still covering employees with Mosinee Holdings, Inc., was extended until April 30, 2003, when the Bay West Ohio mill contract expires. These employees will then be covered under the Bay
                                  -18-
 West Ohio agreement. The agreements contain wage increases similar to those negotiated at other paper companies during the year. Labor agreements will expire at other facilities in 2002, 2003, 2004 and 2005.

 The Company maintains good labor relations in all facilities.

 OPERATING EXPENSES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)  2001           2000            1999
 Selling and administrative      $67,862          $64,503         $59,370
 Percent increase/(decrease)           5%               9%             -
 Restructuring                         -           21,715              -
 Total operating expense          67,862           86,218         59,370
 As a percent of net sales             7%               9%             6%

 In 2001, 2000 and 1999, selling and administrative expenses were impacted by stock incentive programs charges or credits, which were determined by the Company's stock price change. During 2001 the charge for these programs was $4.2 million, compared to no charge or credit in 2000 and credits of $3.9 million in 1999. In addition, selling and administrative costs for 2001 were impacted by general wage and benefit cost increases, as well as higher bad debt expense compared to 2000. Employee benefit costs increased $1.0 million in 2001. Bad debt expense totaled $1.3 million in 2001 compared to $0.4 million in 2000 and $0.1 million in 1999. The year ended December 31, 2000, was impacted by a charge of $2.6 million due to the resignation of the Company's President and CEO and a charge of $2.0 million for an antitrust settlement.

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

 OTHER INCOME AND EXPENSE

 (ALL DOLLAR AMOUNTS IN THOUSANDS)  2001             2000            1999
 Interest expense                 $14,416           $15,713         $11,823
 Other income (expense)               280               253             529

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

 In exchange for cash payments totaling $6.4 million in 2001, the Company terminated the outstanding interest rate swap agreements that had effectively converted $88.5 million of fixed rate debt to variable rate debt. Additional information on the termination of the interest rate swap agreements and the related debt is discussed within Note 4-Debt and Note 12-Financial Instruments in the Notes to Consolidated Financial Statements.
                                  -19-
 Interest expense is expected to be slightly lower in 2002 than in 2001 due to lower anticipated average debt levels resulting from continued limitations on capital spending and reductions in components of working capital. Capitalized interest totaled $0.2, $1.1 and $0.6 million in 2001, 2000 and 1999, respectively. Fluctuations in capitalized interest are primarily dependent on varying levels of capital expenditures qualifying under capitalized interest criteria as outlined in Note 1-Description of the Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

 Other income and expense includes interest income of $0.3, $0.1, and $0.2 million in 2001, 2000 and 1999, respectively.

 INCOME TAXES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)  2001            2000            1999
 Income tax provision              $5,230            $860           $25,600
 Effective tax rate                  37.0%           36.9%             37.6%

 The effective tax rates for the years presented are indicative of the Company's normalized tax rate. The effective tax rate for 2002 is expected to approximate 37%.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOW AND CAPITAL EXPENDITURES

 (ALL DOLLAR AMOUNTS IN THOUSANDS)              2001        2000        1999
 Cash provided by operating activities        $103,866     $80,254     89,334
 Percent increase/(decrease)                        29%        (10%)      (24%)
 Working capital                               101,724     138,605    140,822
 Percent increase/(decrease)                       (27%)        (2%)       73%
 Current ratio                                   1.8:1       2.1:1      2.2:1

 Cash flow increased in 2001 compared to 2000 principally due to increased cash flow earnings from operations, proceeds from the termination of the interest rate swap agreements and proceeds from stock option exercises. In 2001, the Company limited capital spending due to weak economic conditions and excess production capacity in the paper industry. As a result, capital expenditures totaled $29.8 million in 2001 compared to $86.9 million in 2000 and $80.6 million in 1999. The $57.1 million reduction in 2001 spending as compared to 2000 was accomplished by limiting spending to projects which the Company had identified as providing a return on investment exceeding the Company's cost of capital and capital projects required to maintain current production levels or efficiencies. In 2002, the Company will continue the program implemented in 2001 that limits capital spending to a level not to exceed the forecasted expense for depreciation, depletion and amortization.

 During 2001, the Specialty Paper Group completed work on the High Performance Liner (HPL) project at the Rhinelander mill. 2001 spending on this project was $3.4 million. In addition, the Mosinee mill spent $0.9 million on Cluster Rule compliance projects.

 Within the Printing & Writing Group, $1.0 million was spent on Cluster Rule Compliance projects and $1.8 million on new converting equipment.
                                  -20-
 The Towel & Tissue Group spent $5.4 million on several new toweling and tissue lines. The Middletown mill also performed a reel upgrade for $0.8 million.

 The balance of $16.5 million in 2001 capital expenditure projects were individually under $1.0 million. These expenditures consist of approximately $13.6 million for projects which consisted of routine, but essential, maintenance, $2.3 million on projects expected to provide a return on investment that exceeds the Company's cost of capital, and $0.6 million for environmental control projects.

 The Company believes the borrowings under its credit agreements and its earnings for 2002 will be sufficient to meet its cash flow needs for capital, working capital and investing activities in 2002.

 DEBT AND EQUITY

 (ALL DOLLAR AMOUNTS IN THOUSANDS)      2001            2000                1999
 Short-term debt                           $-            $241                $230
 Long-term debt                       192,264         250,465             220,476
 Total debt                           192,264         250,706             220,706
 Stockholders' equity                 364,855         376,112             393,760
 Total capitalization                 557,119         626,577             614,236
 Long-term debt/capitalization ratio       35%             40%                 36%

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

 The Company maintains a commercial paper placement agreement, with one of its four major banks, which provides for the issuance of up to $50 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's revolving credit agreement
                                  -21-
 equal to the amount of outstanding commercial paper. On December 31, 2001, the Company had a combined total of $114.7 million available for borrowing under its revolving credit and commercial paper placement agreements.

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


 ARTHUR ANDERSEN LLP


 Milwaukee, Wisconsin
 January 25, 2002 (except with respect to the matters discussed in Note 1, as to which the date is June 12, 2002)
                                  -23-
 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



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


                                           WIPFLI ULLRICH BERTELSON LLP


 January 25, 2001
 Wausau, Wisconsin

                       Wausau-Mosinee Paper Corporation and
                                Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                           (As Restated, See Note 1)
                                                             As of December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                              2001     000
 ASSETS
 Current assets:
   Cash and cash equivalents                              $   12,010 $   10,579
   Receivables, net                                           69,425     77,182
   Refundable income taxes                                     1,241      5,470
   Inventories                                               124,338    151,349
   Deferred income taxes                                      14,111     16,463
   Other current assets                                        1,910      1,432
     Total current assets                                    223,035    262,475
 Property, plant and equipment, net                          634,928    662,204
 Other assets                                                 34,045     29,815
 TOTAL ASSETS                                              $ 892,008  $ 954,494

 LIABILITIES
 Current liabilities:
   Current maturities of long-term debt                  $       - $        241
   Accounts payable                                           64,060     67,896
   Accrued and other liabilities                              57,251     55,733
     Total current liabilities                               121,311    123,870

 Long-term debt                                              192,264    250,465
 Deferred income taxes                                       105,638    107,392
 Postretirement benefits                                      54,253     53,867
 Pension                                                      37,223     27,870
 Other noncurrent liabilities                                 16,464     14,918
     Total liabilities                                       527,153    578,382

 Commitments and contingencies                                     -          -

 STOCKHOLDERS' EQUITY
 Preferred stock (500,000 shares authorized) no par value          -          -
 Common stock (100,000,000 shares authorized) no par value   173,114    170,636
 Retained earnings                                           316,939    325,544
     Subtotals                                               490,053    496,180
 Treasury stock, at cost                                    (115,516)  (118,595)

 Accumulated other comprehensive loss                         (9,682)    (1,473)
     Total Stockholders' equity                              364,855    376,112
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 892,008  $ 954,494

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        Wausau-Mosinee Paper Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                          (As Restated, See Note 1)


                                            For the year ended December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER
  SHARE DATA)                                      2001    2000     1999
 Net sales                                      $943,729 $990,924 $982,735
 Cost of sales                                   847,588  886,322  844,054
 Restructuring charge - inventory                      -      599        -
   Total cost of sales                           847,588  886,921  844,054
 Gross profit                                     96,141  104,003  138,681

 Operating expenses:
   Selling and administrative                     67,862   64,503   59,370
   Restructuring                                       -   21,715        -
 Operating profit                                 28,279   17,785   79,311

 Other income (expense):
   Interest expense                              (14,416) (15,713) (11,823)
   Interest income                                   262      138      230
   Other                                              18      115      299
 Earnings before provision for income taxes       14,143    2,325   68,017
 Provision for income taxes                        5,230      860   25,600

 Net earnings                                  $   8,913 $  1,465 $ 42,417
 Net earnings per share-basic                  $    0.17 $   0.03 $   0.81
 Net earnings per share-diluted                $    0.17 $   0.03 $   0.81

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Wausau-Mosinee Paper Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (As Restated, See Note 1)

                                                         For the year ended December 31,
 (ALL DOLLAR AMOUNTS IN THOUSANDS)                          2001       2000       1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                            $  8,913   $  1,465   $ 42,417
 Provision for depreciation, depletion and amortization    60,948     58,860     55,012
 Provision for losses on accounts receivable                1,339        396        110
 Loss on property, plant and equipment disposals            1,145        622        334
 Compensation expense for stock option grants               3,085          -          -
 Deferred income taxes                                        598      2,290     12,072
 Changes in operating assets and liabilities:
     Receivables                                            6,418      2,462     (7,131)
     Inventories                                           27,011      4,473     (5,605)
     Other assets                                         (10,243)    (2,541)    (1,285)
     Accounts payable and other liabilities                   247     16,059     (8,234)
     Accrued and refundable income taxes                    4,405     (3,832)     1,644
 Net cash provided by operating activities                103,866     80,254     89,334

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (29,791)   (86,896)   (80,619)
 Proceeds from property, plant and equipment disposals        607        244      1,218
 Net cash used in investing activities                    (29,184)   (86,652)   (79,401)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of short-term notes                             -          -    (45,466)
 Net borrowings (repayments) under credit agreements      (64,190)    33,230    (45,265)
 Payments under capital lease obligation                     (241)      (230)      (269)
 Net borrowings (repayments) of long-term notes                 -     (3,000)   132,500
 Proceeds from termination of interest rate swap            6,382          -          -
 Dividends paid                                           (17,498)   (17,207)   (16,233)
 Proceeds from stock option exercises                       2,296         87        128
 Payments for purchase of treasury stock                        -     (1,300)   (32,426)
 Net cash (used in) provided by financing activities      (73,251)    11,580     (7,031)

 Net increase in cash and cash equivalents                  1,431      5,182      2,902
 Cash and cash equivalents at beginning of year            10,579      5,397      2,495
 Cash and cash equivalents at end of year                $ 12,010   $ 10,579   $  5,397

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid - net of amount capitalized               $ 13,943   $ 16,207   $ 10,323
 Income taxes paid                                       $    977   $  2,399   $ 11,884

 Noncash investing and financing activities: A capital lease obligation of $689 was incurred in 1999 when the Company entered into a lease for new equipment.
        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             Wausau-Mosinee Paper Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (As Restated, See Note 1)
                                                                                  Accumulated
                                                                                  Other
                                                                                  Comprehensive
                                                                                  Income
                                                                                  (Loss)-   Common      Total
 (ALL DOLLAR AMOUNTS IN           Common Stock              Treasury Stock        Minimum   Stock       Stock-
 THOUSANDS, EXCEPT SHARE DATA)  Shares            Retained                        Pension   Shares      holders'
                                Issued   Amount   Earnings    Shares     Amount   Liability Outstanding Equity
 Balances December 31, 1998   60,122,812 $170,686  $315,711 (6,508,973) $ (85,136) $(4,675)  53,613,839 $396,586
 Comprehensive Earnings, 1999:
   Net Earnings                                      42,417                                               42,417
   Minimum Pension Liability
   (Net Of $2,270 Deferred Tax)                                                      3,651                 3,651
 Comprehensive Earnings, 1999                                                                             46,068
   Cash Dividends Declared                          (16,598)                                            (16,598)
   Stock Options Exercised                     (4)    9,778                   134                 9,778     130
   Purchases Of Treasury Stock                   (2,206,926)              (32,426)           (2,206,926)(32,426)
 Balances December 31, 1999   60,122,812  170,682   341,530 (8,706,121)  (117,428)  (1,024)  51,416,691 393,760
 Comprehensive Earnings, 2000:
   Net Earnings                                       1,465                                               1,465
   Minimum Pension Liability
     (Net Of $278 Deferred Tax)                                                       (449)                (449)
 Comprehensive Earnings, 2000                                                                             1,016
   Cash Dividends Declared                          (17,451)                                            (17,451)
   Stock Options Exercised                    (46)              10,000        133                10,000      87
   Purchases Of Treasury Stock                                (150,300)    (1,300)             (150,300) (1,300)
 Balances December 31, 2000   60,122,812  170,636   325,544  8,846,421)  (118,595)  (1,473)  51,276,391  36,112
 Comprehensive Earnings, 2001:
   Net Earnings                                       8,913                                               8,913
   Minimum Pension Liability
  (Net Of $4,446 Deferred Tax)                                                      (8,209)              (8,209)
 Comprehensive Earnings, 2001                                                                               704
   Cash Dividends Declared                          (17,518)                                            (17,518)
   Stock Options Exercised                   (783)             229,700      3,079               229,700   2,296
 Tax Benefit Related to
 Stock Options                       176                                                           176
   Stock Option Expense                     3,085                                                         3,085
 Balances December 31, 2001   60,122,812 $173,114  $316,939 (8,616,721) $(115,516) $(9,682) 51,506,091 $364,855

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

 INVENTORIES - Pulpwood, finished paper products and approximately 96% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Allocation of the LIFO reserve among the components of inventories is impractical.
                                  -29-
 PROPERTY, PLANT AND EQUIPMENT - Plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. Land and construction in progress are stated at cost. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the statements of income.

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

 Timber and timberlands are stated at net depleted value. The Company capitalizes the cost of purchasing timberlands and reforestation costs. Interest and taxes related to timberlands are expensed as incurred. Reforestation costs include site preparation, planting, fertilizing, herbicide application and thinning. Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads which is generally 15 to 20 years. Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product. Depletion is calculated using the block and units-of-production methods. Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract. As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block is harvested.

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

 STOCK OPTIONS - As permitted under Statement of Financial Accounting
 Standard (SFAS) No. 123, the Company continues to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."
                                  -30-
 See Note 8 for pro forma information on the impact of the fair-value method of accounting for stock options.

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

 Basic and diluted earnings per share are reconciled as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)           2001         2000       1999
 Net earnings                                                 $      8,913   $   1,465    $ 42,417
 Basic weighted average common shares outstanding               51,466,000  51,354,000  52,265,000
 Diluted weighted average common shares outstanding             51,554,000  51,373,000  52,365,000
 Net earnings per share-basic                                      $  0.17     $  0.03    $   0.81
 Net earnings per share-diluted                                    $  0.17     $  0.03    $   0.81

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

 DERIVATIVES - The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS 133 requires that as of the date of initial adoption,
                                  -31-
 the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company has used derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. The adoption of this accounting standard did not impact net earnings as both interest rate swaps outstanding at January 1, 2001 were completely effective in hedging the related debt instruments. At December 31, 2001, there are no interest rate swap agreements outstanding. See Note 12 for additional information on the interest rate swap agreements.

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

 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001.

 SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method, thus eliminating the use of the pooling-of-interest method for business combinations.

 SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.
                                  -32-
 SFAS No. 143 establishes accounting and reporting standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that if reasonably estimable, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adopting this standard.

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

 RECLASSIFICATIONS AND RESTATEMENTS - The Company has reclassified and restated its financial statements for each of the three years ended December 31, 2001. The restatements did not result in a change to the cumulative net earnings of the Company. Unaudited quarterly financial data for the years 1999, 2000 and 2001, as shown in Note 13, has also been restated. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes includes all such reclassifications and restatements.

 As a result of a comprehensive review performed in the second quarter of 2002, the Company determined that certain reclassifications and adjustments were required to previously filed financial statements. The Company had previously recorded gains and losses on asset dispositions and antitrust settlement charges as other income or expense. These amounts have been reclassified to either cost of sales or selling and administrative expense.
 In the fourth quarter of 2000 we issued stock options under a plan for which we sought shareholder approval in 2001. The options were accounted for as variable plan options reflecting periodic changes in value against earnings until receiving shareholder approval in the second quarter of 2001. The options are now accounted for as fixed plan options with no expense recognized prior to receiving shareholder approval. As a result, the Company has reclassified its financial statements for the periods 1997 to 2001 and restated its financial statements for the periods 2000 to 2001 to reflect:

 i) Net losses on the sale or disposition of assets of $1,173,000 (2001), $516,000 (2000) and $417,000 (1999) were reclassified from other income and expense to cost of sales and net gains of $28,000 (2001) and $82,000
     (1999), and a net loss of $106,000 (2000) were reclassified from other income and expense to selling and administrative expense. In 2000, $2 million in antitrust settlement expense was reclassified from other income and expense to selling and administrative expense. These reclassifications affect various line items in the consolidated statements of income, including gross profit and operating profit, but do not change the Company's previously reported net earnings (loss).
                                  -33-
 ii) The Company previously recognized $1,183,000, or $747,000 net of tax, in compensation expense in the fourth quarter of 2000 and $1,581,000, or $981,000 net of tax, in the first quarter of 2001. These amounts have been restated and recognized in the second quarter of 2001 to correspond with the period in which shareholder approval of the plan was obtained.

 The effect of such reclassifications and the restatements discussed above on the statement of income line items is shown in the following tables.

 Reclassifications and Restatements

                                            For the year ended December 31,
                                                            2001
                                               Previously                As
                                               REPORTED    ADJUSTMENT RESTATED
 (ALL DOLLAR AMOUNTS IN THOUSANDS,
     EXCEPT PER SHARE DATA)
 Net sales                                     $943,729    $      -   $943,729
 Cost of sales                                  846,415       1,173    847,588
 Restructuring charge - inventory                     -           -          -
   Total cost of sales                          846,415       1,173    847,588
 Gross profit                                    97,314      (1,173)    96,141

 Operating expenses:
   Selling and administrative                    66,707       1,155     67,862
   Restructuring                                      -           -          -
 Operating profit                                30,607      (2,328)    28,279

 Other income (expense):
   Interest expense                             (14,416)          -    (14,416)
   Interest income                                  262           -        262
   Other                                         (1,123)      1,141         18
 Earnings before provision for income
   taxes                                         15,330      (1,187)    14,143
 Provision for income taxes                       5,670        (440)     5,230

 Net earnings                                  $  9,660    $   (747) $   8,913
 Net earnings per share-basic                  $   0.19    $  (0.02) $    0.17
 Net earnings per share-diluted                $   0.19    $  (0.02) $    0.17

 Reclassifications and Restatements (continued)

                                            For the year ended December 31,
                                                           2000

                                                Previously               As
                                                REPORTED   ADJUSTMENT RESTATED
 (ALL DOLLAR AMOUNTS IN THOUSANDS,
     EXCEPT PER SHARE DATA)
 Net sales                                      $990,924   $     -     $990,924
 Cost of sales                                   885,806       516      886,322
 Restructuring charge - inventory                    599         -          599
   Total cost of sales                           886,405       516      886,921
 Gross profit                                    104,519      (516)     104,003

 Operating expenses:
   Selling and administrative                     63,580       923       64,503
   Restructuring                                  21,715         -       21,715
 Operating profit                                 19,224    (1,439)      17,785

 Other income (expense):
   Interest expense                              (15,713)        -      (15,713)
   Interest income                                   138         -          138
   Other                                          (2,511)    2,626          115
 Earnings before provision for income
   taxes                                           1,138     1,187        2,325
 Provision for income taxes                          420       440          860

 Net earnings                                   $    718   $   747     $  1,465
 Net earnings per share-basic                   $   0.01   $  0.02     $   0.03
 Net earnings per share-diluted                 $   0.01   $  0.02     $   0.03

 Reclassifications and Restatements (continued)

                                                 For the year ended December 31, 1999
                                               Previously                  As
                                               REPORTED    ADJUSTMENT   RESTATED
 (ALL DOLLAR AMOUNTS IN THOUSANDS,
     EXCEPT PER SHARE DATA)
 Net sales                                       $982,735  $     -     $982,735
 Cost of sales                                    843,637      417      844,054
 Restructuring charge - inventory                       -        -            -
   Total cost of sales                            843,637      417      844,054
 Gross profit                                     139,098     (417)     138,681

 Operating expenses:
   Selling and administrative                      59,452      (82)      59,370
   Restructuring                                        -        -            -
 Operating profit                                  79,646     (335)      79,311

 Other income (expense):
   Interest expense                               (11,823)       -      (11,823)
   Interest income                                    230        -          230
   Other                                              (36)     335          299
 Earnings before provision for income
   taxes                                           68,017        -       68,017
 Provision for income taxes                        25,600        -       25,600

 Net earnings                                    $ 42,417   $    -     $ 42,417
 Net earnings per share-basic                    $   0.81   $    -     $   0.81
 Net earnings per share-diluted                  $   0.81   $    -     $   0.81

 NOTE 2  RESTRUCTURING

 In March 2000, the Specialty Paper Group segment announced the decision to close the Sorg Paper Company mill ("Sorg") in Middletown, Ohio effective
 May 15, 2000, and as a result, recorded a $25 million pre-tax restructuring charge in the first quarter of 2000. The decision to close the mill and cease operations was based upon a review of the Sorg operations and the market for decorative laminate and deep color tissue products that the mill produced. Net sales of Sorg in 2000 and 1999 were $27.8 million and $48.9 million, respectively, with operating losses of $0.7 million in 2000,
 excluding the restructuring charge, and $2.9 million in 1999.   In the
 fourth quarter of 2000, the estimate of the costs to complete the Sorg closure actions was revised downward from $25.0 million to $22.3 million, resulting in a $2.7 million pre-tax adjustment that increased fourth quarter 2000 operating profit. The reduction in estimated costs to close Sorg related principally to lower than expected termination costs and favorable curtailment gains for pension and postretirement plans. The closure resulted in the termination of 160 hourly and salaried employees. In addition to
                                  -36-
 severance benefits for terminated employees, the restructuring charge included estimated costs related to the write-down and disposal of the Sorg property, plant and equipment, curtailment gains or losses for related pension and postretirement plans, and other closure related costs. The impairment write-down was based upon the amount by which the carrying values of the building, machinery and spare parts exceeded the fair values of those assets as determined by a independent third-party appraisal firm. The carrying value of the Sorg assets available for sale is $98,000 at December 31, 2001 and 2000. These assets continue to be actively marketed to interested parties.

 The following is a summary of the restructuring charges accrued and activity through December 31, 2001, related to the Sorg closure:

                                    Employee     Asset      Pension and
(ALL DOLLAR AMOUNTS IN THOUSANDS)  TERMINATION WRITE-DOWN POSTRETIREMENT  OTHER    TOTAL
 Initial charge, March 31, 2000       $ 4,321  $ 21,622     $( 1,925)    $ 982    $25,000
 Reserve adjustments                   (1,800)     (215)        (801)      130     (2,686)
 Payments/charges                      (2,318)  (19,909)       2,726      (834)   (20,335)
 Balance at December 31, 2000             203     1,498            -       278      1,979
 Payments/charges                        (101)     (938)           -      (113)    (1,152)
 Balance at December 31, 2001         $   102  $    560     $      -     $ 165     $  827

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

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

                                  -38-
 NOTE 4.  DEBT

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

 In addition to general business and reporting covenants customary in financing agreements of these types, the senior notes and revolving credit facility require the Company to comply quarterly with a consolidated debt to capital ratio less than 60% and an adjustable minimum net worth covenant as defined in the
                                  -39-
 agreements. In addition, the revolving credit facility includes an interest coverage ratio covenant of 3.5 times. As of December 31, 2001 and 2000, the Company was in compliance with all required covenants.

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

 Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

                                       Operating
 (ALL DOLLAR AMOUNTS IN THOUSANDS)      LEASES
 2002                                 $  2,594
 2003                                    2,209
 2004                                    2,178
 2005                                    2,105
 2006                                    2,097
 Thereafter                              7,272
 Total minimum payments                 $18,455
                                  -40-

 Rental expense for all operating leases was as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)   2001       2000       1999
 Rent expense                       $7,730     $6,107     $5,530

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

 The Company also provides certain defined benefit postretirement health and life insurance plans that cover qualifying retirees. Benefits and eligibility for various employee groups vary by location and union agreements. The defined benefit postretirement plans are unfunded.
                                  -41-
 The following schedules present changes in, and components of, the Company's net assets (liabilities) for retirement and other postretirement benefits at December 31, 2001 and 2000:

                                              Retirement Benefits Other Benefits
 (ALL DOLLAR AMOUNTS IN THOUSANDS)              2001     2000      2001    2000
 Change in benefit obligation:
     Benefit obligation at beginning of year $107,861 $ 104,393  $ 57,248  $65,096
     Service cost                               4,177     4,376     1,501    1,329
     Interest cost                              8,170     7,569     4,287    3,989
     Amendments                                 3,905       906         -   (1,615)
     Net actuarial (gain) loss                  7,054      (367)    4,555   (4,454)
     Participant contributions                      -         -     1,330      977
     Benefits paid                             (8,490)   (8,709)   (6,475)  (6,395)
     Curtailments and settlements                   -      (307)        -   (1,679)
     Benefit obligation at end of year       $122,677  $107,861  $ 62,446 $ 57,248

 Change in plan assets:
     Fair value at beginning of year         $ 75,826  $ 65,073  $      - $      -
     Actual return (loss)                     (10,269)    7,927         -        -
     Company contributions                     13,318     9,261     5,145    5,418
     Participant contributions                      -         -     1,330      977
     Benefits paid                             (8,490)   (8,709)   (6,475)  (6,395)
     Cash contribution subsequent
       to measurement date                      1,386     2,274         -        -
     Fair value at end of year               $ 71,771  $ 75,826   $     -   $    -

 Net amount recognized:
     Funded status                           $(50,906) $(32,035) $(62,446)  $(57,248)
     Unrecognized prior service cost           14,925    12,775    (1,364)    (1,721)
     Unrecognized transition asset               (404)     (566)        -          -
     Unrecognized net actuarial loss (gain)    18,560    (5,290)    4,834        (85)
     Accrued benefit cost                    $(17,825) $(25,116) $(58,976)  $(59,054)

 Amounts recognized in the Balance Sheet
  consist of:
     Accrued benefit liability               $(47,375) $(38,585) $(58,976)  $(59,054)
     Intangible asset                          14,521    11,095         -          -
     Accumulated other comprehensive income    15,029     2,374         -          -
     Net amount recognized                   $(17,825)  (25,116) $(58,976)  $(59,054)

 Weighted average assumptions at end of year:
     Discount rate                               7.25%     7.75%     7.25%      7.75%
     Expected return on plan assets               9.0%      9.0%      n/a        n/a
     Rate of compensation increase                5.0%      5.0%      n/a        n/a

                                  -42-
 The Company selected September 30, 2001 and 2000 as the measurement dates for plan assets and obligations in 2001 and 2000, respectively.
 At December 31, 2001 and 2000, the aggregate amounts relating to underfunded plans are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  2001            2000
 Projected benefit obligation                    $122,677        $107,861
 Accumulated benefit obligation                   119,281         104,511
 Fair value of plan assets                         71,771          75,826

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

                                  -43-
 The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $1,091,000 in 2001, $850,000 in 2000 and $1,060,000 in 1999.

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

 The provision (benefit) for income taxes is comprised of the following:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)    2001            2000         1999
 Current tax expense (benefit):
    Federal                         $3,308       $       -       $13,063
    State                            1,328           1,042         1,613
 Total current                       4,636           1,042        14,676

 Deferred tax expense (benefit):
    Federal                          1,342             827         9,762
    State                             (748)         (1,009)        1,162
 Total deferred                        594            (182)       10,924

 Total provision for income taxes   $5,230        $    860       $25,600

 A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)               2001          2000            1999
 Federal statutory tax rate                $4,935  35.0%   $814   35.0%  $23,827  35.0%
 State taxes (net of federal tax benefits)    295   2.0      46    1.9     1,804   2.6
 Other                                          -     -       -      -       (31)    -
 Effective tax                             $5,230  37.0%   $860   36.9%  $25,600  37.6%

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

 The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  2001           2000
 Deferred tax assets:
 Allowances on accounts receivable             $    2,741      $   2,279
 Accrued compensated absences                       3,975          3,530
 Stock appreciation rights plans                    1,022          1,935
 Stock options                                      1,314            136
 Pensions                                           8,923          9,958
 Inventories                                        3,143          2,863
 Postretirement benefits                           23,589         22,814
 Restructuring reserve                              5,209          7,584
 Postemployment benefits                              274            301
 Other accrued liabilities                          8,091          1,367
 State net operating loss carry forward             6,151          3,782
 Other                                                512          1,485
 Gross deferred tax asset                          64,944         58,034
 Less valuation allowance                          (3,713)        (2,569)
 Net deferred tax assets                           61,231         55,465

 Deferred tax liabilities:
 Property, plant and equipment                   (143,283)      (138,098)
 Other                                             (9,475)        (8,296)
 Gross deferred tax liability                    (152,758)      (146,394)
 Net deferred tax liability                     $ (91,527)     $ (90,929)

 The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)                  2001         2000
 Net deferred tax assets                       $   14,111  $   16,463
 Net long-term deferred tax liabilities          (105,638)   (107,392)
 Net deferred tax liability                    $  (91,527) $  (90,929)

 A valuation allowance has been recognized for a subsidiary's state loss carry forward and future deductible items as cumulative losses create uncertainty about the realization of the tax benefits in future years.

 NOTE 8.  STOCK OPTIONS AND APPRECIATION RIGHTS

 The Company maintains various employee stock option plans. The plans specify purchase price, time and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.
                                  -45-
 Options are granted for terms up to 20 years, the option price being equal to the fair market value of the Company's common stock at the date of grant for incentive and non-qualified options.

 On April 19, 2001, the Company's shareholders approved the 2000 Stock Option Plan. As a result, 1,046,013 options issued prior to April 19, 2001, were approved. Of the total 1,046,013 shares, 783,513 shares related to grants of fixed options and 262,500 shares related to grants of performance based options that subsequently lapsed. Upon shareholder approval, expense was recorded for these options to the extent that the fair market value of the Company's stock exceeded the price of the option on the date of shareholder approval. For the year ended December 31, 2001, the provision for stock options outstanding was $3,085,000. In December 2001, the Company issued 315,000 performance-based options that vest in relation to achieving certain operating profit levels in 2002. No compensation expense has been recorded for these options in 2001.

 The following table summarizes the activity relating to the Company's stock option plans:

                                 ____ 2001 _____  ____ 2000 ____ ___ 1999 _____
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

 Additional information regarding the fixed option grants outstanding and exercisable at December 31, 2001, is as follows:

<CAPITON>
                              Weighted Average
                              Remaining
   Range of       Outstanding Contractual  Weighted Average Exercisable Weighted Average
 EXERCISE PRICES     OPTIONS  LIFE (YEARS) EXERCISE PRICE   OPTIONS     EXERCISE PRICE
 $ 8.75-$13.13     1,221,717      16.96      $12.49         1,201,717      $12.50
 $15.88-$21.61       520,851      14.33      $17.01           520,851      $17.01
                   1,742,568                                1,722,568

                                  -46-
 The exercise price for the 315,000 performance based options outstanding at December 31, 2001 is $10.71.

 Pro forma net earnings and earnings per share had the Company elected to adopt the "fair value based method" of Statement of Financial Accounting Standards
 (SFAS) No. 123, "Accounting for Stock Based Compensation," are as follows:

 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) 2001  2000   1999
 Net earnings:
    As reported                                        $8,913  $1,465  $42,417
    Pro forma                                          $8,396  $1,307  $40,976
 Earnings per share - diluted:
    As reported                                        $ 0.17  $ 0.03 $   0.81
    Pro forma                                          $ 0.16  $ 0.03 $   0.78

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

 STOCK APPRECIATION RIGHTS:

 The Company maintains various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Additions or reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.
                                  -47-
 The following table summarizes the activity relating to the Company's stock appreciation rights plans:

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

                                  -48-

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

 In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The environmental contamination consists of elevated concentrations of chlorinated volatile organic compounds documented in three private water supply wells located in close proximity of the designated landfill. While the Company feels it did not contribute to the identified contamination, the laws are designed to force any party that utilized the landfill to contribute toward the cleanup. The WDNR has identified ten PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form a PRP group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with two other PRPs to fund a study of the landfill to determine possible remediation strategies. The Company contributed approximately $31,000 to this study. The DNR is evaluating the proposed study and is expected to approve or recommend modifications to the proposed study in 2002. As of year-end, the Company estimated that the costs of remediation of the entire site for all PRPs will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary and is based on information now known to the Company. Actual costs of remediation of the site could be materially different and no timetable for the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of the other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse impact on the operations, financial condition, or liquidity of the Company.

 It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third party experts and the Company's
                                  -49-
 past experience with these matters. The Company's accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.7 million and $3.9 million at December 31, 2001 and 2000, respectively. The provision for environmental matters was $1.8 million, $0.6 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the total environmental liabilities increased primarily due to one additional landfill site being identified for remediation. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation sites will not have a material adverse impact on its consolidated financial position but could have a material effect on consolidated results of operations in a given year. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

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

 NOTE 11.  PREFERRED SHARE PURCHASE RIGHTS PLAN

 The Company maintains a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock. Each right entitles its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per one one-thousandth of a preferred share, subject to adjustment. The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an "Acquiring Person"). Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right. Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) common stock of the Company (or a successor company) that has a market value of two times the exercise price of the right. Until exercisable, the rights will not be issued or traded in separate form from the common stock. After any person or group becomes an
                                  -50-
 Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, the Company may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment). At any time prior to any person or group becoming an Acquiring Person, the Company may redeem the rights at a price of $.01 per right. The rights will expire on October 31, 2008.

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

 PRODUCTS FROM WHICH REVENUE IS DERIVED
 The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities which produce laminated roll wrap and related specialty finishing and packaging products, and a converting facility which converts printing and writing grades. The
                                  -51-
 Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin and Jay, Maine. The Towel & Tissue Group manufactures a complete line of towel, tissue, soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

 MEASUREMENT OF SEGMENT PROFIT AND ASSETS
 The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

 (ALL DOLLAR AMOUNTS IN THOUSANDS)           2001   2000    1999
 NET SALES EXTERNAL CUSTOMERS
    Printing & Writing                   $392,026  $395,992 $403,276
    Specialty Paper                       354,181   408,979  412,419
    Towel & Tissue                        197,522   185,953  167,040
                                         $943,729  $990,924 $982,735

 NET SALES INTERSEGMENT
    Printing & Writing                   $  8,687  $  8,003 $  3,343
    Specialty Paper                           462     1,708    9,190
    Towel & Tissue                              -        21      126
                                         $  9,149   $ 9,732 $ 12,659

 OPERATING PROFIT
    Printing & Writing                   $ 25,750  $ 19,911 $ 40,720
    Specialty Paper                        (9,417)   10,625   21,056
    Specialty Paper - restructuring expense     -   (22,314)       -
    Total Specialty Paper                  (9,417)  (11,689)  21,056
    Towel & Tissue                         25,294    19,630   22,378

 TOTAL REPORTABLE SEGMENT
    OPERATING PROFIT                       41,627    27,852   84,154
    Corporate and eliminations            (13,348)  (10,067)  (4,843)
    Interest expense                      (14,416)  (15,713) (11,823)
    Other income (expense)                    280       253      529
    Earnings before income taxes         $ 14,143    $2,325 $ 68,017

 SEGMENT ASSETS
    Printing & Writing                    $294,241 $314,774
    Specialty Paper                        368,595  402,522
    Towel & Tissue                         177,708  180,857
    Corporate & unallocated                 51,464   56,341
                                          $892,008 $954,494

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

 QUARTERLY FINANCIAL DATA (UNAUDITED)
 Information for all quarters presented below has been restated as discussed in
 Note 1.
 (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         FIRST                  SECOND
                                        QUARTER                 QUARTER

                               Previously            As       Previously            As
                                REPORTED ADJUSTMENT RESTATED   REPORTED  ADJUSTMENT RESTATED
 2001
 Net sales***                    $234,145  $     -  $234,145   $240,637   $     - $240,637
 Gross profit                      16,189     (247)   15,942     24,132      (276)  23,856
 Operating profit (loss)           (3,064)   1,334    (1,730)     7,718    (3,040)   4,678
 Net earnings (loss)               (4,749)     981    (3,768)     2,410    (1,728)     682
 Net earnings (loss) per share
     basic and diluted           $  (0.09) $  0.02 $   (0.07) $    0.05   $ (0.04) $  0.01

                                           THIRD                     FOURTH
                                           QUARTER                   QUARTER

                                Previously            As       Previously              As
                                 REPORTED ADJUSTMENT RESTATED    REPORTED  ADJUSTMENT RESTATED
 2001 (continued)
 Net sales***                     $245,106    $     -  $245,106   $223,841  $  -   $223,841
 Gross profit                       30,550       (619)   29,931     26,443   (31)    26,412
 Operating profit (loss)            15,415       (591)   14,824     10,538   (31)    10,507
 Net earnings (loss)                 7,250          -     7,250      4,749     -      4,749
 Net earnings (loss) per share
    basic and diluted            $    0.14    $     -  $   0.14  $    0.09     -   $   0.09

                                ANNUAL

                                 Previously           As
                                 REPORTED ADJUSTMENT RESTATED
 2001 (continued)
 Net sales***                     $943,729 $     - $943,729
 Gross profit                       97,314  (1,173)  96,141
 Operating profit (loss)            30,607  (2,328)  28,279
 Net earnings (loss)                 9,660    (747)   8,913
 Net earnings (loss) per share
    basic and diluted            $    0.19 $ (0.02) $  0.17

 *** The Company has adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Under its provisions, all shipping and handling costs were reclassified from Net Sales to Cost of Sales. All comparative prior year periods presented have been restated to reflect the change.

                                  -54-

 QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                         FIRST                    SECOND
                                        QUARTER*                QUARTER

                              Previously          As       Previously            As
                              REPORTED ADJUSTMENT RESTATED REPORTED  ADJUSTMENT RESTATED
 2000
 Net sales***                 $253,736  $     -  $253,736   $254,980 $     -    $254,980
 Gross profit                   28,242       24    28,266     31,885     (30)     31,855
 Operating profit (loss)       (15,977)      24   (15,953)    18,232  (2,136)     16,096
 Net earnings (loss)           (12,921)       -   (12,921)     7,798      -        7,798
 Net earnings (loss) per share
    basic and diluted           $(0.25) $     -  $  (0.25)  $   0.15 $(0.15)    $   0.15

                                            THIRD                 FOURTH
                                           QUARTER                QUARTER**

                                  Previously          As          Previously            As
                                  REPORTED ADJUSTMENT RESTATED    REPORTED ADJUSTMENT RESTATED
 2000 (continued)
 Net sales***                     $250,650  $     -   $250,650   $231,558 $     -   $231,558
 Gross profit                       25,837     (402)    25,435     18,555    (108)    18,447
 Operating profit (loss)            11,885     (402)    11,483      5,084   1,075      6,159
 Net earnings (loss)                 4,746        -      4,746      1,095     747      1,842
 Net earnings (loss) per share
    basic and diluted           $     0.09  $     -   $   0.09   $   0.02 $  0.02   $   0.04

                                   ANNUAL

                                  Previously            As
                                   REPORTED ADJUSTMENT RESTATED
 2000 (continued)
 Net sales***                     $990,924  $     -   $990,924
 Gross profit                      104,519     (516)   104,003
 Operating profit (loss)            19,224   (1,439)    17,785
 Net earnings (loss)                   718      747      1,465
 Net earnings (loss) per share
    basic and diluted            $    0.01  $  0.02   $   0.03

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

                                  -55-

 QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                 FIRST                    SECOND
                                QUARTER                  QUARTER

                                  Previously          As       Previously               As
                                 REPORTED ADJUSTMENT RESTATED   REPORTED    ADJUSTMENT RESTATED
 1999
 Net sales***                    $235,308  $     -   $235,308    $243,777  $     -  $243,777
 Gross profit                      38,663       67     38,730      37,159      262    37,421
 Operating profit                  25,131       (3)    25,128      17,649      417    18,066
 Net earnings                      14,104  $     -     14,104       9,727        -     9,727
 Net earnings per share basic   $    0.27  $     -   $   0.27    $   0.19  $     -  $   0.19
 Net earnings per share diluted $    0.26  $     -   $   0.26    $   0.19  $     -  $   0.19

                                          THIRD                  FOURTH
                                        QUARTER                   QUARTER

                               Previously              As     Previously                As
                               REPORTED    ADJUSTMENT RESTATED REPORTED   ADJUSTMENT RESTATED
 1999 (continued)
 Net sales***                   $255,592    $     -  $255,592   $248,058  $   -   $248,058
 Gross profit                     33,697       (784)   32,913     29,579     38     29,617
 Operating profit                 22,539       (787)   21,752     14,327     38     14,365
 Net earnings                     11,786          -    11,786      6,800      -      6,800
 Net earnings per share basic   $   0.23     $    -  $   0.23   $   0.13  $   -   $   0.13
 Net earnings per share diluted $   0.23     $    -  $   0.23   $   0.13  $   -   $   0.13

                                   ANNUAL

                                  Previously          As
                                  REPORTED ADJUSTMENT RESTATED
 1999 (continued)
 Net sales***                    $982,735   $     -    $982,735
 Gross profit                     139,098      (417)    138,681
 Operating profit                  79,646      (335)     79,311
 Net earnings                      42,417        -       42,417
 Net earnings per share basic   $    0.81   $    -     $   0.81
 Net earnings per share diluted $    0.81   $    -     $   0.81

 *** The Company has adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Under its provisions, all shipping and handling costs were reclassified from Net Sales to Cost of Sales. All comparative prior year periods presented have been restated to reflect the change.

                                  -56-

 MARKET PRICES FOR COMMON SHARES (UNAUDITED)

           _______ 2001 ________  _______ 2000 _________  ________ 1999 _________
                               Cash                       Cash                        Cash
              Prices           Dividends       Prices     Dividends    Prices         Dividends
                               Paid                       Paid                        Paid
   QUARTER     HIGH      LOW   PER SHARE   HIGH    LOW    PER SHARE  HIGH     LOW     PER SHARE
   1st        $13.00  $  9.94 $0.085      $14.63  $9.50  $0.080    $ 18.00   $13.94   $0.07
   2nd         14.00    11.52  0.085       13.25   8.50   0.085      18.44    12.63    0.08
   3rd         13.58     7.85  0.085       10.19   7.75   0.085      18.00    11.94    0.08
   4th         12.16     9.65  0.085       12.13   7.56   0.085      14.19    10.63    0.08

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

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 On October 19, 2001, Arthur Andersen LLP was appointed as independent auditor for the 2001 fiscal year. Information required by Item 304 of Regulations S-K is incorporated by reference to the Company's Form 8-K dated October 19, 2001.
                                  -58-


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

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2002 Proxy Statement under the subcaption "Certain Relationships and Related Transactions."
                                  -59-
                              PART IV

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

     4.5 Revolving Credit Agreement dated December 10, 1999 among the Company and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

     4.6 dagger$12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002

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

    10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

    10.13 dagger Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999*

    10.14 2001 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

    10.15 dagger 2002 Incentive Compensation Plan for Executive Officers*

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

 dagger   Previously filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2001

 (b)  Reports on Form 8-K:

 (1) FORM 8-K DATED OCTOBER 17, 2001. The Company filed a current report on Form 8-K on October 17, 2001, reporting earnings and net sales information for the quarter ended September 30, 2001 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

 (2) FORM 8-K DATED OCTOBER 19, 2001. The Company filed a current report on Form 8-K on October 19, 2001 to report that effective on that date, Arthur Andersen LLP had been engaged as the Company's independent public accountant.
                                  -63-

                                 SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WAUSAU-MOSINEE PAPER
                                 CORPORATION


 June 14, 2002                   SCOTT P. DOESCHER
                                 Scott P. Doescher
                                 Senior Vice President-Finance,
                                 Secretary and Treasurer

 (On behalf of the Registrant and as
 Principal Financial Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 June 14, 2002



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


 SAN W. ORR, JR                       WALTER ALEXANDER
 San W. Orr, Jr.                      Walter Alexander
 Chairman of the Board                Director




                                      DAVID B. SMITH, JR.

 Dennis J. Kuester                    David B. Smith, Jr.
 Director                             Director



 GARY W. FREELS                       HARRY R. BAKER
 Gary W. Freels                       Harry R. Baker
 Director                             Director
                                  -65-

                               EXHIBIT INDEX*
                                     TO
                                 FORM 10-K/A
                                     OF
                      WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                PURSUANT TO SECTION 102(D) OF REGULATION S-T
                           (17 C.F.R. Section 232.102(D))


 Exhibit  4.6 dagger $12,500,000.00 364-day Credit Facility Between the
                     Company and Marshall & Ilsley Bank Dated March 8, 2002

 Exhibit 10.13 dagger  Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999*

 Exhibit  10.15 dagger 2002 Incentive Compensation Plan for Executive Officers

 Exhibit   23.1 Consent of Arthur Andersen LLP

 Exhibit   23.2 Consent of Wipfli Ullrich Bertelson LLP


      dagger Previously filed as exhibit to Annual Report on Form 10-K for the year ended December 31, 2001

 * Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 14 of Form 10-K to which this Exhibit Index relates.
                                  -66-