Form 10-Q/A
period 2002-03-31
WAUSAU MOSINEE PAPER MILLS CORP
filed 2002-06-17
CIK 105076

FORM 10-Q/A

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

 (Mark One)
  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended MARCH 31, 2002
                                          OR

  [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________ to _________________

                           Commission file number:  1-13923

                           WAUSAU-MOSINEE PAPER CORPORATION
                  (Exact name of registrant as specified in charter)


       WISCONSIN                             39-0690900
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

                         INTRODUCTORY NOTE

  THIS FORM 10-Q/A IS FILED FOR THE PURPOSE OF CONFORMING THIS REPORT TO THE AMENDMENTS TO THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 CONTAINED IN THE FORM 10-K/A FOR SUCH PERIOD. PLEASE SEE "INTRODUCTORY NOTE" TO FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2001.

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

                            PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
 (As Restated, See Note 2)

                                                       Three Months Ended
                                                            MARCH 31,

 (Dollars in thousands, except per share data)      2002           2001
 NET SALES                                       $ 225,928     $ 234,145
 Cost of products sold                             200,600       218,203

 GROSS PROFIT                                       25,328        15,942

 Selling and administrative expenses                17,072        17,672

 OPERATING PROFIT (LOSS)                             8,256        (1,730)

 Interest expense                                   (2,763)       (4,336)

 Other income (expense), net                           (55)           98

 EARNINGS (LOSS) BEFORE INCOME TAXES                 5,438        (5,968)

 Provision (credit) for income taxes                 2,010        (2,200)

 NET EARNINGS (LOSS)                            $    3,428      ($ 3,768)

 NET EARNINGS (LOSS) PER SHARE - BASIC          $     0.07     ($   0.07)

 NET EARNINGS (LOSS) PER SHARE - DILUTED        $     0.07     ($   0.07)

 Weighted average shares outstanding-basic      51,515,064    51,372,685

 Weighted average shares outstanding-diluted    51,640,827    51,372,685

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONDENSED CONSOLIDATED BALANCE SHEETS


 (Dollars in thousands*)                       MARCH 31, December 31,
                                                 2002      2001
 Assets
 Current assets:
 Cash and cash equivalents                   $  12,616   $ 12,010
 Receivables, net                               75,626     69,425
 Refundable income taxes                           437      1,241
 Inventories                                   131,292    124,338
 Deferred income taxes                          14,111     14,111
 Other current assets                            2,917      1,910
 Total current assets                          236,999    223,035

 Property, plant and equipment, net            626,752    634,928
 Other assets                                   34,650     34,045

 TOTAL ASSETS                                 $898,401   $892,008

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                            $  61,888   $ 64,060
 Accrued and other liabilities                  53,483     57,251
 Total current liabilities                     115,371    121,311

 Long-term debt                                205,121    192,264
 Deferred income taxes                         105,638    105,638
 Postretirement benefits                        54,583     54,253
 Pension                                        32,191     37,223
 Other noncurrent liabilities                   16,836     16,464
 Total liabilities                             529,740    527,153
 Stockholders' equity                          368,661    364,855

 TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY $ 898,401   $892,008

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Note 1.The consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2001, for the Company's accounting policies which are pertinent to these statements.

 Note 2.As a result of a comprehensive review performed in the second quarter of 2002, the Company determined that certain reclassifications and adjustments were required to previously filed financial statements. As discussed in Note 1 of the Form 10K/A for the year ended December 31, 2001, the Company has reclassified gains and losses on asset dispositions from other income and expense to either cost of sales or selling and
                                  -3-
 administrative expenses and has restated amounts previously recognized as compensation expense for stock options prior to plan approval by shareholders to the period corresponding with shareholder approval of the plan. Unaudited quarterly financial data for the years 2001 and 2002 has also been restated from amounts previously reported, as follows:

          (i) For the periods ended March 31, 2002 and 2001, net losses from asset dispositions in the amount of $48,000 and $247,000, respectively, were reclassified from other income and expense to cost of sales. These reclassifications do not change the Company's previously reported net earnings (loss).
         (ii) For the period ended March 31, 2001, previously recognized compensation expense in the amount of $1,581,000, or $981,000 net of tax, was restated and recognized in the period ended June 30, 2001 to correspond with the quarter in which shareholder approval was obtained.

 Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements includes all such reclassifications and restatements.

 Note 3. The Company has reclassified and restated its financial statements for each of the three years ended December 31, 2001 as discussed in
         Note 1 of the December 31, 2001 Form 10-K/A. The restatements did not result in a change to the cumulative net earnings of the Company. Unaudited quarterly financial data for the years 1999, 2000 and 2001 has also been restated. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes includes all such reclassifications and restatements.

 Note 4. Net earnings include provisions, or credits, for incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended March 31, 2002 and March 31, 2001, the provision for incentive plans was $534,000 and $1,196,000, respectively.
                                  -4-
 Note 5. Basic and diluted earnings per share are reconciled as follows:

        (Dollars in thousands, except per share data)
                                               Three Months
                                              ENDED MARCH 31,
                                            2002            2001
        Net earnings (loss)                   $  3,428  ($  3,768)

        Basic weighted average common
        shares outstanding                  51,515,064 51,372,685
        Dilutive securities:
          Stock options                        125,763          -
        Dilutive weighted average common
        shares outstanding                  51,640,827 51,372,685

        Net earnings (loss) per share-basic   $   0.07  ($   0.07)
        Net earnings (loss) per share-diluted $   0.07  ($   0.07)

 For the three months ended March 31, 2002, options for 738,855 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended March 31, 2001, all options were antidilutive due to the loss for the quarter then ended.

 Note 6. Accounts receivable consisted of the following:

 ($ thousands)                                   MARCH 31, December 31,
                                                    2002      2001
 Trade                                             $79,470 $ 73,349
 Other                                                 926      727
                                                    80,396   74,076
 Less: Allowances                                    4,770    4,651
                                                   $75,626  $69,425

 Note 7. The various components of inventories were as follows:

 ($ thousands)                                    MARCH 31, December 31,
                                                     2002    2001
 Raw Materials                                   $  37,191 $ 34,349
 Work in Process and Finished Goods                 84,668   80,343
 Supplies                                           28,959   29,181
 Subtotal                                          150,818  143,873
      Less:  LIFO Reserve                           19,526   19,535
      Net inventories                             $131,292 $124,338

                                  -5-
 Note 8. The accumulated depreciation on fixed assets was $575,485,000 as of March 31, 2002 and $564,108,000 as of December 31, 2001. The provision for depreciation, amortization and depletion for the three months ended March 31, 2002 and March 31, 2001 was $15,196,000 and $15,172,000,
 respectively.

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

 MEASUREMENT OF SEGMENT PROFIT AND ASSETS

 The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
                                  -6-

 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                             Three Months
                                            ENDED MARCH 31,
 (Dollars in thousands)                   2002         2001
 Net sales external customers
 Printing & Writing                   $  96,307      $  97,828
 Specialty Paper                         82,920         91,192
 Towel & Tissue                          46,701         45,125
                                       $225,928       $234,145
 Net sales intersegment
 Printing & Writing                   $   1,844     $    2,702
 Specialty Paper                             83            104
 Towel & Tissue                               0              0
                                      $   1,927     $    2,806
 Operating profit(loss)
 Printing & Writing                   $   6,804     $    1,325
 Specialty Paper                       (    930)        (4,018)
 Towel & Tissue                           5,558          4,329
 Total reportable segment
 Operating profit                        11,432          1,636
 Corporate & eliminations                (3,176)        (3,366)
 Interest expense                        (2,763)        (4,336)
 Other income/expense                    (   55)            98
 Earnings (loss) before income taxes  $   5,438     ($   5,968)

 (Dollars in thousands)               MARCH 31,   December 31,
                                        2002         2001
 Segment Assets
 Printing & Writing                   $294,861    $ 294,241
 Specialty Paper                       371,948      368,595
 Towel & Tissue                        180,783      177,708
 Corporate & Unallocated*               50,809       51,464
                                      $898,401    $ 892,008

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

 GROSS PROFIT

 Gross profit for the three months ended March 31, 2002, was $25.3 million or 11.2% of net sales, compared to $15.9 million or 6.8% of net sales for the three months ended March 31, 2001. The increase in the gross profit margin year-over-year is principally due to a decline in natural gas and market pulp prices, as well as, improved production efficiencies company-wide. In total, the natural gas price per decatherm declined approximately 52% from the first quarter of 2001 resulting in a favorable impact of $6.5 million quarter-over-quarter and favorable market pulp prices contributed approximately $14 million in 2002 compared to 2001 due to price declines of approximately $129 per air-dried metric ton, between comparable periods. In addition, improved operations added approximately $3 million to gross profit margin quarter-over-quarter.

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

 The gross profit margin for the Towel & Tissue Group remained similar at 20.2% as a percent of net sales in 2002 compared to 18.5% as a percent of net sales in 2001. Favorable waste paper and energy costs as well as improved operations contributed to the gross profit margin improvement quarter-over-quarter.

 Consolidated order backlogs increased to 32,500 tons at March 31 ,2002 from 24,800 tons at March 31, 2001. Backlog tons at March 31, 2002 represent $36.1 million in sales compared to $30.1 million at March 31, 2001. Improvement in customer backlog was most significant within the Specialty Paper Group with backlog tons improving to 20,800 tons at the end of the first quarter of 2002 compared to 12,900 tons at the end of the first quarter of 2001. Printing & Writing Group customer order backlog was similar quarter-over-quarter at 10,100 tons at March 31, 2002, while the Towel & Tissue Group experienced a decline in backlogs compared to the first quarter of 2001 at 1,550 tons compared to 1,900 tons. The change in customer order backlogs does not necessarily indicate strengthening business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.
                                  -9-
 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses, excluding the impact of stock incentive program charges determined by the change in the company's stock price, were comparable for the periods ending March 31, 2002 and 2001 at $16.6 million and $16.5 million, respectively. The charges for stock incentive programs were $.5 million in the first quarter of 2002 compared to $1.2 million in the first quarter of 2001.

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

 In the first quarter of 2002, the Company renewed a $12.5 million revolving note agreement that expires on March 8, 2003. There were no borrowings against the note as of March 31, 2002.
                                  -10-
 In the first quarter of 2001, the Company terminated an interest rate swap arrangement on $30 million of the 12-year senior notes and realized proceeds of $2.25 million.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K for the year ended December 31, 2001.
                                  -11-
                           PART II.  OTHER INFORMATION


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

  4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)

  4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

  4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

  4.5 Revolving Credit Agreement dated December 10, 1999 among the Company and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
                                  -12-
  4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

 10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)*

 10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.4 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
             10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

 10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1998)*

 10.9 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*

 10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
             10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                  -13-
 10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
             10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

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

 (b) Reports on Form 8-K:

 FORM 8-K DATED JANUARY 30, 2002. The Company filed a current report on Form 8-K on January 30, 2002, reporting earnings and net sales information for the fourth quarter and year ended December 31, 2002 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.
                                  -14-



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

                              WAUSAU-MOSINEE PAPER
                              CORPORATION

 June 14, 2002
                              SCOTT P. DOESCHER
                              Scott P. Doescher
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                               Principal Financial Officer)
                                  -15-
                                 EXHIBIT INDEX
                                      TO
                                  FORM 10-Q/A
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                 Pursuant to Section 102(d) of Regulation S-T
                            (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part of this report:

 None
                                  -16-