Form 10-Q
period 2002-06-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 2002-08-14
CIK 105076

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

 (Mark One)
  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended JUNE 30, 2002
                                          OR

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

                                       Yes   X   No

 The number of common shares outstanding at July 31, 2002 was 51,536,891.

                           WAUSAU-MOSINEE PAPER CORPORATION

                                   AND SUBSIDIARIES

                                         INDEX
                                                                   PAGE NO.
 PART I.  FINANCIAL INFORMATION

 Item 1.       Financial Statements
               Condensed Consolidated Statements of
               Operations, Three Months and Six Months Ended
               June 30, 2002 (unaudited) and
               June 30, 2001 (unaudited)                                1

               Condensed Consolidated Balance
               Sheets, June 30, 2002 (unaudited)
               and December 31, 2001 (derived from
               audited financial statements)                            2

               Condensed Consolidated Statements
               of Cash Flows, Six Months
               Ended June 30, 2002 (unaudited)
               and June 30, 2001 (unaudited)                            3

               Notes to Condensed Consolidated
               Financial Statements                                   3-7

 Item 2.       Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                             8-11

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk  12

 PART II.  OTHER INFORMATION

 Item 4.       Submission of Matters to a Vote of Security Holders     13

 Item 6.       Exhibits and Reports on Form 8-K                        13
                                  (i)

                            PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (AS RESTATED, SEE NOTE 2)

                                               Three Months Ended     Six Months Ended
                                                    June 30,               June 30,
 (Dollars in thousands, except per share data)   2002      2001        2002       2001
 NET SALES                                    $ 237,820  $ 240,637   $ 463,748  $ 474,782

 Cost of products sold                          209,349    216,781     409,949    434,984

 GROSS PROFIT                                    28,471     23,856      53,799     39,798

 Selling and administrative expenses             16,703     19,178      33,775     36,850

  OPERATING PROFIT                               11,768      4,678      20,024      2,948

 Interest expense                                (2,773)    (3,629)     (5,536)    (7,965)

 Other income (expense), net                         41         27         (14)       125

 Earnings (loss) before income taxes              9,036      1,076      14,474     (4,892)

 Provision (credit) for income taxes              3,340        394       5,350     (1,806)

 Net earnings (loss)                          $   5,696    $   682    $  9,124   $ (3,086)

 NET EARNINGS (LOSS) PER SHARE-BASIC          $    0.11    $  0.01    $   0.18   $  (0.06)

 NET EARNINGS (LOSS) PER SHARE-DILUTED        $    0.11    $  0.01    $   0.18   $  (0.06)

 Weighted average shares outstanding-basic   51,536,891 51,484,218  51,526,038 51,428,760

 Weighted average shares outstanding-diluted 51,727,711 51,521,815  51,684,330 51,428,760


 See Notes to Condensed Consolidated Financial Statements.

 Wausau-Mosinee Paper Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                              JUNE 30,  December 31,
                                                       2002        2001
                                                   (UNAUDITED)
 Assets
 Current assets:
 Cash and cash equivalents                        $  14,085    $   12,010
 Receivables, net                                    78,320        69,425
 Refundable income taxes                                  0         1,241
 Inventories                                        130,226       124,338
 Deferred income taxes                               14,111        14,111
 Other current assets                                 2,391         1,910
 Total current assets                               239,133       223,035

 Property, plant and equipment, net                 617,619       634,928
 Other assets                                        34,533        34,045

 TOTAL ASSETS                                      $891,285      $892,008

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                  $ 67,795      $ 64,060
 Accrued and other liabilities                       61,809        57,251
 Total current liabilities                          129,604       121,311

 Long-term debt                                     185,791       192,264
 Deferred income taxes                              105,638       105,638
 Postretirement benefits                             55,011        54,253
 Pension                                             32,625        37,223
 Other liabilities                                   17,006        16,464
 Total liabilities                                  525,675       527,153
 Stockholders' equity                               365,610       364,855

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $891,285      $892,008

 See Notes to Condensed Consolidated Financial Statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
                                                              June 30,
 (Dollars in thousands)                                     2002     2001
 Net cash provided by operating activities                $26,883  $32,996

 Cash used in investing activities:
      Capital expenditures                                (10,429) (14,251)
      Proceeds or sale of property, plant and equipment       165      209
                                                          (10,264) (14,042)

 Cash used in financing activities:
      Net payments under credit agreements                ( 6,110) (11,879)
      Proceeds on termination of swap agreement                 0    2,250
      Dividends paid                                      ( 8,759)  (8,743)
      Stock options exercised                                 325    2,296
      Other financing activities                                0     (119)
                                                          (14,544) (16,195)
 Net increase in cash and cash equivalents                 $2,075   $2,759
 Cash and cash equivalents, beginning of period            12,010   10,579

 Cash and cash equivalents, end of period                 $14,085  $13,338

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K/A for the year ended December 31, 2001, for the Company's accounting policies which are pertinent to these statements.
                                  -3-
 Note 2. As a result of a comprehensive review performed in the second quarter of 2002, the Company determined that certain reclassifications and adjustments were required to previously filed financial statements. As discussed in Note 1 of the Form 10-K/A for the year ended December 31, 2001 and in Note 2 of the Form 10-Q/A for the three months ended March 31, 2002, the Company has reclassified gains and losses on asset dispositions from other income and expense to either cost of sales or selling and administrative expenses and has restated amounts previously recognized as compensation expense for stock options prior to plan approval by shareholders to the period corresponding with shareholder approval of the plan. Unaudited quarterly financial data for the years 2001 and 2002 has also been restated from amounts previously reported as follows:

            (i) For the three months ended June 30, 2001, net losses from asset dispositions in the amount of $276,000 was reclassified from other income and expense to cost of sales. For the six months ended June 30, 2001, net losses of $523,000 were reclassified from other income and expense to cost of sales. These reclassifications do not change the Company's previously reported net earnings (loss).

           (ii) For the three months ended June 30, 2001, previously recognized compensation expense in the amount of $408,000 was restated to recognize amounts previously recognized in the three months ended December 31, 2000 and March 31, 2001 of $1,183,000 and $1,581,000, respectively, to correspond with the quarter in which shareholder approval was obtained.

         Except as otherwise stated herein, all information presented in the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements includes all such reclassifications and restatements.

 Note 3. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended June 30, 2002, the credit for stock incentive plans was $317,000 compared to a provision of $3,172,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, provisions of $216,000 and $4,368,000, respectively, were recognized as stock incentive plan expense.

 Note 4. Basic and diluted earnings per share are reconciled as follows:
 (Dollars in thousands, except per share data)

                                             Three Months              Six Months
                                            Ended June 30,           Ended June 30,
                                          2002          2001          2002      2001
 Net earnings (loss)                  $      5,696 $         682 $      9,124 $    (3,086)

 Basic weighted average common
 shares outstanding                     51,536,891    51,484,218   51,526,038  51,428,760
 Dilutive securities:
   Stock options                           190,820       153,178      158,292           0
 Dilutive weighted average common
 shares outstanding                     51,727,711    51,637,396   51,684,330  51,428,760

 Net earnings (loss) per share-basic       $  0.11   $      0.01      $  0.18   $   (0.06)

 Net earnings (loss) per share-diluted     $  0.11   $      0.01      $  0.18   $   (0.06)

 For the three months ended June 30, 2002, 491,251 options for shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended June 30, 2001, 640,627 options were antidilutive.

 Note 5. Accounts receivable consisted of the following:

        (Dollars in thousands)            JUNE 30,   December 31,
                                            2002        2001
       Trade                             $ 82,179    $ 73,349
       Other                                  976         727
                                           83,155      74,076
       Less: Allowances                     4,835       4,651
                                         $ 78,320    $ 69,425

 Note 6. The various components of inventories were as follows:

 (Dollars in thousands)                  JUNE 30,   December 31,
                                           2002         2001
 Raw Materials                          $  35,876   $  34,349
 Work in Process and Finished Goods        85,720      80,343
 Supplies                                  28,790      29,181
 Subtotal                                 150,386     143,873
 Less:  LIFO Reserve                       20,160      19,535
 Net inventories                         $130,226    $124,338

 Note 7. The accumulated depreciation on fixed assets was $587,745,000 as of June 30, 2002 and $564,108,000 as of December 31, 2001. The
         provision for depreciation, amortization and depletion for the six months ended June 30, 2002 and June 30, 2001 was $30,345,000 and $30,379,000, respectively.

 Note 8. Interim Segment Information

         FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
         The Company's operations are classified into three principal reportable segments, the Printing & Writing Group, the Specialty Paper Group, and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

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

         RECONCILIATIONS
         The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                     Three Months           Six Months
                                     Ended June 30,        Ended June 30,
 (Dollars in Thousands)               2002       2001      2002     2001
 Net sales external customers
 Printing & Writing              $   95,790  $ 102,062 $192,097  $199,890
 Specialty Paper                     88,756     87,773  171,676   178,965
 Towel & Tissue                      53,374     50,802   99,975    95,927
                                  $ 237,820  $ 240,637 $463,748  $474,782
 Net sales intersegment
 Printing & Writing              $    1,761  $   2,256 $  3,605  $  4,958
 Specialty Paper                         67        130      150       234
 Towel & Tissue                           0          0        0         0
                                 $    1,828  $   2,386 $  3,755  $  5,192

 Operating profit (loss)
 Printing & Writing              $   10,524  $   6,104 $ 17,328  $  7,429
 Specialty Paper                     (2,854)    (2,782)  (3,784)   (6,800)
 Towel & Tissue                       6,260      7,072   11,818    11,401
 Total reportable segment
 operating profit                    13,930     10,394   25,362    12,030
 Corporate & eliminations            (2,162)    (5,716)  (5,338)   (9,082)
 Interest expense                    (2,773)    (3,629)  (5,536)   (7,965)
 Other income/expense                    41         27   (   14)      125
 Earnings (loss) before
    income taxes                 $    9,036  $   1,076 $ 14,474  $ (4,892)

 (Dollars in Thousands)                      JUNE 30,         December 31,
                                              2002                2001
 Segment Assets
 Printing & Writing                         $295,660           $294,241
 Specialty Paper                             365,021            368,595
 Towel & Tissue                              178,441            177,708
 Corporate & Unallocated*                     52,163             51,464
                                            $891,285           $892,008

 * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with segments.

                                  -7-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended June 30, 2002, consolidated net sales for the Company were $237.8 million, a decrease of 1.2% from the prior year's second quarter net sales of $240.6 million. The decrease is attributable to a 5.1% reduction in average selling price for comparable quarters with an offsetting 4.5% improvement in total company-wide shipments. Shipments in the second quarter of 2002 were 210,000 tons compared to 201,000 tons for the same period in 2001. Year-to-date, net sales were $463.7 million in 2002 compared to $474.8 million in 2001, a decrease of 2.3%. Similar to the quarterly comparison, year-to-date average selling price decreased 5.8% year-over-year while shipments increased 3.9% to 409,000 tons in the first six months of 2002 from the 393,500 tons shipped during the first six months of 2001. Net sales to xpedx, International Paper's distribution division and the Company's major customer that accounted for 10.6% of consolidated net sales for the year ending December 31, 2001, were 8.5% and 10.2% for the second quarters of 2002 and 2001, respectively, and 9.0% and 10.0% for the first six months of 2002 and 2001, respectively.

 Second quarter net sales for the Printing & Writing Group were $95.8 million and $102.1 million in 2002 and 2001, respectively, representing a decline of 6.2%. Mix enhancement on products sold partially offset product price declines of approximately 3% resulting in an overall average selling price decrease of 1.4% quarter-over-quarter. In addition, shipments decreased 3.7% to 86,400 tons in the second quarter of 2002 compared to 89,700 tons in the second quarter of 2001. Reduced commodity-offset volumes account for the decline in overall shipments. Printing & Writing Group net sales for the first half of 2002 decreased 3.9% over the first half of 2001 at $192.1 million and $199.9 million, respectively. Shipments of 173,500 tons were less than 1% below prior year levels. As in the quarter-over-quarter comparison, product mix changes partially offset volume declines and reduced product selling prices resulting in the decline in net sales for the first six months of 2002 as compared to the similar period in 2001. Underlying market conditions remained weak as demand for uncoated free sheet papers declined approximately 4% in the first six months of 2002 as compared to the same period last year.

 Net sales for the Specialty Paper Group were $88.8 million compared to $87.8 million for the second quarters of 2002 and 2001, respectively. Total tons shipped were 85,700, an increase of 12.8% from the second quarter of 2001 shipments of 76,000 tons; however, average selling prices fell 10.3% in comparing the same periods. For the first six months of 2002, Specialty Paper Group sales were $171.7 million compared to $179.0 million for the same six month period in 2001, a decrease of 4.1%. Shipment volume was 164,400 tons in the first six months of 2002, an increase of 8.5% from the comparable period in 2001. For both the quarter-over-quarter and year-to-date comparisons, the Specialty Paper Group has been impacted by weak market conditions and competitive pressures, resulting in mix deterioration and pricing declines. The shipment gains realized have been driven by higher volumes of fill-type grades as demand for the Specialty Paper Group's core products remained weak.
                                  -8-
 The Towel & Tissue Group's second quarter 2002 sales were $53.3 million or 4.9% higher than second quarter sales in 2001 of $50.8 million. Although the average selling price for the second quarter of 2002 was down 2.4% compared to the second quarter of 2001, volume increased to 37,800 tons or 7.1% higher than the same period last year. Year-to-date sales for the

 Towel & Tissue Group increased 4.3% to $100.0 million in 2002 compared to $95.9 million in 2001. Year-to-date shipments improved 6.4% to 71,100 tons in 2002 from 66,800 tons in 2001. The increase in volume was offset by a year-to-date average selling price decline of 2.3%. The "away-from-home" segment of the towel and tissue market expanded by nearly 3% in the first half of 2002 as compared to 2001. This expansion, coupled with additional volumes shipped from the Towel and Tissue Group's west coast distribution center, account for a large portion of the shipment increase for both the quarter and year-to-date. A selling price increase of 8% to 10% was announced during the second quarter on select products. Competitive pressures have limited realized price gains to approximately half of the announced levels with most of the increases implemented late second quarter to early third quarter.

 Consolidated order backlogs increased to 37,262 tons at June 30, 2002 compared to 26,545 tons at June 30, 2001. Backlog tons at June 30, 2002 represent $39.8 million in sales compared to $29.9 million at June 30, 2001. Year-over-year improvement was realized at all locations of the Company. The change in customer order backlogs does not necessarily indicate the strengthening of business conditions since a substantial portion of orders are shipped directly from inventory upon receipt and, therefore, do not impact backlog tons or dollars.

 GROSS PROFIT

 Gross profit for the three months ended June 30, 2002 was $28.5 million or 12.0% of net sales, compared to gross profit for the same period of 2001 of $23.9 million or 9.9% of net sales. The improvement in the gross profit margin from 2001 is due primarily to lower market pulp and natural gas costs, improved productivity and cost reduction efforts. Partially offsetting these cost improvements was the decline in average selling price mentioned previously. In total, market pulp pricing was approximately $45 per air-dried metric ton less in the second quarter of 2002 than in the same period of 2001 and contributed approximately $5.5 million quarter-over-quarter. Natural gas prices per decatherm were approximately 34% lower in the second quarter of 2002 than the second quarter of 2001 and improved gross margin by $3.0 million. Year-to-date margins for 2002 improved to $53.8 million, or 11.6% of net sales compared to $39.8 million, or 8.4% of net sales in 2001. As in the quarterly comparison, favorable market pulp and natural gas costs as well as improved operations contributed to the improved margins. Although lower in the year-over-year comparison, market pulp prices trended higher over the quarter with prices at the beginning of the third quarter approximately $45 per air-dried metric ton higher than those experienced at the beginning of the second quarter.

 The Printing & Writing Group's gross profit margin for the second quarter of 2002 was 17.0% compared to 10.9% for the prior year. For the first six months of 2002 gross profit margin was 14.9% compared to 9.0% for 2001.
 As indicated in the consolidated gross margin comparisons, the Printing & Writing Group benefited from lower market pulp and natural gas costs, as well as improved operating efficiencies on a quarter-over-quarter and year-to-date basis.

 The Specialty Paper Group's gross profit margin increased from 1.8% of net sales in the second quarter of 2001 to 2.0% this year. For the first six months of 2002 gross profit margins were

 3.1% for the Specialty Paper Group, compared to 1.4% in the prior year's first six months. As indicated in the consolidated gross margin comparisons, the Specialty Paper Group benefited from lower market pulp and natural gas costs as well as improved operational efficiencies on a quarter-over-quarter and year-to-date basis. However, these favorable impacts were partially offset by reduced product selling prices and mix deterioration for both the quarterly and year-to-date periods. In addition, the Specialty Paper Group recognized $1.3 million in consulting expense in the second quarter of 2002 for cost reduction and improvement work performed to assist the Group in reducing operating costs.

 The gross profit margin for the Towel & Tissue Group was 19.4% for the second quarter of 2002, a decline of 2.3 percentage points from the prior year's gross margin of 21.7%. For the first six months of 2002 the group's gross profit margin declined to 19.8% compared to 20.2% in 2001. Increased wastepaper costs and reduced average selling prices in the quarter-over-quarter and year-to-date comparisons contributed to the reduction in gross margin.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended June 30, 2002 were $16.7 million compared to $19.2 million in the same period in 2001. Incentive compensation programs based on the market price of the Company's stock resulted in a credit to selling and administrative expenses of $0.3 million for the current quarter compared to expense recognition of $3.2 million in the second quarter of 2001. In addition, salary and benefit costs increased $0.8 million in the second quarter of 2002 compared to 2001.

 For the six months ended June 30, 2002, selling and administrative expenses were $33.8 million compared to $36.9 million in the first half of 2001. Expense for stock incentive programs was $.2 million in 2002 compared to expense of $4.4 million in 2001. As in the quarter-over-quarter comparison, salary and benefit increases accounted for most of the remaining difference for the first six months of 2002 as compared to the first six months of 2001.

 INCOME TAXES

 The effective tax rate for the quarter ended June 30, 2002 and 2001 was 37% and 36.6%, respectively. For the six months ended June 30, 2002 and 2001, the effective tax rate was 37% and 36.9%, respectively. The effective tax rate is expected to be 37% for 2002.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the six months ended June 30, 2002, cash provided by operations was $26.9 million, compared to $33.0 million for the same period of 2001. The decrease in operating cash flows was due principally to one-time inventory reductions during 2001 which occurred as a result of a concentrated effort to reduce working capital. Inventories increased at seasonably normal levels over the first half of 2002.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $10.4 million for the six months ended June 30, 2002, compared to $14.3 million for the same period last year.
 For the six months ended June 30, 2002, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.8 million for a pulp mill digester replacement and $0.7 million on process control equipment at the Brokaw and Groveton mills, respectively. At the Towel & Tissue Group, $2.5 million was spent on various converting equipment. Consolidated capital spending on maintenance related projects was $1.3 million for 2002. The balance of capital spending in 2002 was for projects individually under $1.0 million.

 During the first six months of 2001, the Specialty Paper Group incurred $3.2 million in carry-over spending for the High Performance Liner (HPL) project at the Rhinelander mill. The Printing & Writing Group spent $0.9 million on Cluster Rule Compliance at the Brokaw mill. Year-to-date, the Towel & Tissue Group has spent $2.7 million on various converting lines at the Harrodsburg, Kentucky facility.

 FINANCING

 Total current and long-term debt decreased $6.5 million for the six months ended June 30, 2002 to $185.8 million. The decrease in total debt from December 2001 is due, in part, to reduced capital spending.

 Interest expense was $2.8 million in the second quarter of 2002 compared to $3.6 million in the same period of 2001. The decrease in interest expense is primarily attributable to lower debt levels in 2002 compared to 2001.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividends. The Company had approximately $115.2 million in borrowings available from existing bank facilities as of June 30, 2002.

 DIVIDENDS

 A dividend declared in December, 2001, of $.085 per share was paid February 15, 2002. At the April 18, 2002 meeting, the Board of Directors declared a quarterly cash dividend of $.085 per share that was paid on May 15, 2002. On June 13, 2002, the Board of Directors declared a quarterly cash dividend of $.085 payable August 15, 2002 to shareholders of record on August 1, 2002.

 OUTLOOK

 While towel and tissue markets continue to expand, meaningful gains have yet to occur in those markets serviced by the Company's specialty paper and printing and writing businesses. With market pulp and wastepaper prices trending higher, the Company will continue to focus on cost reduction and efficiency improvement opportunities. These efforts are expected to result in third quarter earnings comparable to 2001.

 INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

 This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, and, from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligations to update or supplement forward-looking statements that become untrue because of subsequent events.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of the Company's Form 10-K/A for the year ended December 31, 2001.
                                  -12-
                       PART II.  OTHER INFORMATION

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of shareholders of the Company was held on April 18, 2002.

 The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

        MATTER                      SHARES VOTED
                                           Broker
                                    FOR    WITHHELD         NON-VOTE
 1.  Election of Class III
     Directors
 (a)  Gary W. Freels             47,267,071 416,545              0

 (b)  Thomas J. Howatt           47,097,107 586,509              0

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K

  99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K:

 (1) FORM 8-K DATED APRIL 22, 2002. The Company filed a current report on Form 8-K on April 22, 2002, reporting earnings and net sales information for the quarter ended March 31, 2002 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

 (2) FORM 8-K DATED JUNE 18, 2002. The Company filed a current report on
     Form 8-K on June 18, 2002, to report that effective on that date, Arthur Anderson, LLP had been dismissed, and Deloitte & Touche LLP had been engaged, as the Company's independent public accountants.
                                  -13-

                              SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WAUSAU-MOSINEE PAPER CORPORATION



 August 14, 2002              SCOTT P. DOESCHER
                              Scott P. Doescher
                              Senior Vice President-Finance,
                              Secretary and Treasurer

                              (On behalf of the Registrant and as
                               Principal Financial Officer)
                                  -14-
                                EXHIBIT INDEX
                                     TO
                                 FORM 10-Q
                                     OF
                      WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                  Pursuant to Section 102(d) of Regulation S-T
                           (17 C.F.R. Section 232.102(d))



 The following exhibits are filed as part of this report:

  99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002
                                  -15-