Form 10-Q
period 2002-09-30
WAUSAU MOSINEE PAPER MILLS CORP
filed 2002-11-14
CIK 105076

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2002
                                OR

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

                             Yes   X    No

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes   X    No

  The number of common shares outstanding at October 31, 2002 was 51,536,891.

                 WAUSAU-MOSINEE PAPER CORPORATION

                         AND SUBSIDIARIES
                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations,
               Three Months and Nine Months Ended
               September 30, 2002 (unaudited) and
               September 30, 2001 (unaudited)                   1

               Condensed Consolidated Balance
               Sheets, September 30, 2002 (unaudited)
               and December 31, 2001 (derived from
               audited financial statements)                    2

               Condensed Consolidated Statements
               of Cash Flows, Nine Months
               Ended September 30, 2002 (unaudited)
               and September 30, 2001 (unaudited)               3

               Notes to Condensed Consolidated
               Financial Statements                           3-7

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     8-12

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                               12

     Item 4.   Controls and Procedures                         12

 PART II.  OTHER INFORMATION

     Item 5.   Other Information                               14

     Item 6.   Exhibits and Reports on Form 8-K                14
                                   (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (AS RESTATED, SEE NOTE 2)

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
 (Dollars in thousands, except per share data)   2002       2001         2002        2001
 NET SALES                                   $  251,149    $245,106  $  714,897    $719,888
 Cost of sales                                  223,003     215,175     632,952     650,159

 GROSS PROFIT                                    28,146      29,931      81,945      69,729

 Selling and administrative expenses             13,466      15,107      47,241      51,957

 OPERATING PROFIT                                14,680      14,824      34,704      17,772

 Interest expense                                (2,679)     (3,431)     (8,215)    (11,396)

 Other income (expense), net                         31         107          17         232

 EARNINGS BEFORE INCOME TAXES                    12,032      11,500      26,506       6,608

 Provision for income taxes                       4,455       4,250       9,805       2,444

 NET EARNINGS                               $     7,577    $  7,250    $ 16,701    $  4,164

 NET EARNINGS PER SHARE BASIC               $      0.15    $   0.14    $   0.32    $   0.08

 NET EARNINGS PER SHARE DILUTED             $      0.15    $   0.14    $   0.32    $   0.08

 Weighted average shares outstanding-basic   51,536,891  51,500,113  51,529,695  51,452,806

 Weighted average shares outstanding-diluted 51,597,637  51,613,430  51,655,471  51,550,214

 See Notes to Condensed Consolidated Financial Statements.

 Wausau-Mosinee Paper Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)                          SEPTEMBER 30, December 31,
                                                     2002         2001
                                                 (unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                       $ 16,803   $  12,010
   Receivables, net                                  85,620      69,425
   Refundable income taxes                                -       1,241
   Inventories                                      114,161     124,338
   Deferred income taxes                             14,111      14,111
   Other current assets                               2,042       1,910
     Total current assets                           232,737     223,035

 Property, plant and equipment, net                 607,948     634,928
 Other assets                                        34,377      34,045

 TOTAL ASSETS                                      $875,062    $892,008

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                $ 63,042    $ 64,060
   Accrued and other liabilities                     55,338      57,251
     Total current liabilities                      118,380     121,311

 Long-term debt                                     175,695     192,264
 Deferred income taxes                              105,638     105,638
 Postretirement benefits                             55,203      54,253
 Pension                                             30,141      37,223
 Other liabilities                                   16,886      16,464
     Total liabilities                              501,943     527,153
 Stockholders' equity                               373,119     364,855

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $875,062    $892,008

 See Notes to Condensed Consolidated Financial Statements.

 Wausau-Mosinee Paper Corporation and Subsidiaries
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
 (Dollars in thousands)                                    2002      2001
 Net cash provided by operating activities              $49,021    $69,607

 Cash provided by (used in) investing activities:
   Capital expenditures                                (15,573)    (22,590)
   Proceeds from sale of property, plant and equipment     185         470
                                                       (15,388)    (22,120)

 Cash provided by (used in) financing activities:
   Net payments under credit agreements                (16,025)    (36,965)
   Proceeds on termination of swap agreement                 0       6,382
   Dividends paid                                      (13,140)    (13,120)
   Stock options exercised                                 325       2,422
   Other financing activities                                0        (180)
                                                       (28,840)    (41,461)

 Net increase in cash and cash equivalent                4,793       6,026
 Cash and cash equivalents, beginning of period         12,010      10,579

 Cash and cash equivalents, end of period              $16,803     $16,605

 See Notes to Condensed Consolidated Financial Statements.


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K/A for the year ended December 31, 2001, for the Company's accounting policies which are pertinent to these statements.
                                  -3-
 Note 2. As a result of a comprehensive review performed in the second quarter of 2002, the Company determined that certain reclassifications and adjustments were required to previously filed financial statements. As discussed in Note 1 of the Form 10-K/A for the year ended December 31, 2001 and in Note 2 of the Form 10-Q/A for the three months ended March 31, 2002, the Company has reclassified gains and losses on asset dispositions from other income and expense to either cost of sales or selling and administrative expenses and has restated amounts previously recognized as compensation expense for stock options prior to plan approval by shareholders to the period corresponding with shareholder approval of the plan. Unaudited quarterly financial data for the years 2001 and 2002 has also been restated from amounts previously reported as follows:

             (i) For the three months ended September 30, 2001, net losses from asset dispositions in the amount of $619,000 was reclassified from other income and expense to cost of sales and $27,000 in net gains was reclassified from other income and expense to selling and administrative expenses. For the nine months ended September 30, 2001, net losses of $1,142,000 were reclassified from other income and expense to cost of sales and $27,000 in net gains was reclassified from other income and expense to selling and administrative expenses. These reclassifications do not change the Company's previously reported net earnings.

            (ii) For the nine months ended September 30, 2001, previously recognized compensation expense in the amount of $1,183,000 was restated to recognize amounts previously recognized in the twelve months ended December 31, 2000 to correspond with the year in which shareholder approval was obtained.

          Except as otherwise stated herein, all information presented in the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements includes all such reclassifications and restatements.

 Note 3. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended September 30, 2002, the after-tax credit for stock incentive plans was $872,000 compared to an after-tax credit of $436,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the after-tax credit for stock incentive plans was $736,000 compared to an after-tax provision of $2,319,000 for the same period last year.

 Note 4.  Basic and diluted earnings per share are recognized as follows:

 (Dollars in thousands, except per share amounts)
                                     Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                     2002       2001      2002         2001
 Net earnings                   $     7,577 $    7,250 $    16,701 $   4,164

 Basic weighted average
 common shares outstanding       51,536,891  51,500,113 51,529,695 51,452,806
 Dilutive securities:
   Stock option plans                60,746     113,317    125,776     97,408
 Diluted weighted average
 common shares outstanding       51,597,637  51,613,430 51,655,471 51,550,214

 Net earnings per share-basic    $     0.15 $      0.14 $     0.32 $     0.08
 Net earnings per share diluted  $     0.15 $      0.14 $     0.32 $     0.08

 For the three months ended September 30, 2002, 764,255 options for shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended September 30, 2001, 901,655 options were antidilutive.

 Note 5.  Accounts receivable consisted of the following:

      (Dollars in thousands)                 SEPTEMBER 30,   December 31,
                                                 2002            2001
      Trade                                    $89,206        $73,349
      Other                                      1,209            727
                                                90,415         74,076
      Less: Allowances                           4,795          4,651
                                               $85,620        $69,425

 Note 6.  The various components of inventories were as follows:

      (Dollars in thousands)                 SEPTEMBER 30,  December 31,
                                                 2002           2001
      Raw Materials                            $34,748       $ 34,349
      Finished Goods and Work in Process        72,864         80,343
      Supplies                                  28,250         29,181
          Subtotal                             135,862        143,873
      Less:  LIFO Reserve                       21,701         19,535
      Net inventories                         $114,161       $124,338

 Note 7. The accumulated depreciation on fixed assets was $600,678,000 as of September 30, 2002 and $564,108,000 as of December 31, 2001. The provision for depreciation, amortization and depletion for the nine months ended September 30, 2002 and September 30, 2001 was $45,290,000 and $45,630,000, respectively.

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

 RECONCILIATIONS
 The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                           Three Months           Nine Months
                                        Ended September 30,    Ended September 30,
      (Dollars in thousands-unaudited)    2002     2001        2002      2001
      Net sales external customers
          Printing & Writing           $103,161  $102,106   $295,258  $301,996
          Specialty Paper                90,672    89,927    262,348   268,892
          Towel & Tissue                 57,316    53,073    157,291   149,000
                                       $251,149  $245,106   $714,897  $719,888
      Net sales intersegment
          Printing & Writing          $   1,669  $  1,798   $  5,274  $  6,756
          Specialty Paper                    70       119        220       353
          Towel & Tissue                      0         0          0         0
                                      $   1,739  $  1,917   $  5,494  $  7,109
      Operating profit (loss)
          Printing & Writing          $   5,951  $ 10,376   $ 23,279  $ 17,805
          Specialty Paper                    59    (1,250)    (3,725)   (8,050)
          Towel & Tissue                  9,193     7,343     21,011    18,744
      Total reportable segment
          operating profit               15,203    16,469     40,565    28,499
      Corporate & eliminations             (523)   (1,645)    (5,861)  (10,727)
      Interest expense                   (2,679)   (3,431)    (8,215)  (11,396)
      Other income (expense)                 31       107         17       232
      Earnings before income taxes     $ 12,032  $ 11,500   $ 26,506  $  6,608

                                         SEPTEMBER 30,         December 31,
        (Dollars in thousands-unaudited)     2002                  2001
      Segment Assets
          Printing & Writing                $289,037           $294,241
          Specialty Paper                    355,098            368,595
          Towel & Tissue                     175,929            177,708
          Corporate & Unallocated*            54,998             51,464
                                            $875,062           $892,008

       *Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with segments.

                                  -7-

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 NET SALES

 For the three months ended September 30, 2002, consolidated net sales for the Company were $251.1 million compared to $245.1 million for the same three month period in 2001, an increase of 2.4%. Company-wide shipments in the third-quarter of 2002 were 220,000 tons, a 3.3% improvement over the 213,000 tons shipped in the third-quarter of 2001. Year-to-date, net sales were $714.9 million in 2002 compared to $719.9 million in 2001, a decrease of less than 1%. Although total tons shipped improved 3.8% to 629,000 tons for the nine-months ended September 30, 2002 compared to 606,000 tons for the nine months ended September 30, 2001, overall average selling price declined approximately 4% for the same period. Net sales to xpedx, International Paper Company's distribution division and the Company's major customer that accounted for 10.6% of consolidated net sales for the year ended December 31, 2001, were 7.8% and 10.4% for the third quarters of 2002 and 2001, respectively, and 8.6% and 10.1% for the first nine months of 2002 and 2001, respectively.

 Net sales for the Printing & Writing Group were $103.2 million and $102.1 million for the third quarters of 2002 and 2001, respectively. Total tons shipped increased 6.2% to 94,500 tons in 2002 compared to 89,000 tons for the comparable period in 2001. Average selling price declined approximately 5% as compared to the third quarter of 2001 with the decline evenly split between product mix differences and selling price reductions. For the first nine months of 2002, Printing & Writing Group net sales were $295.3 million compared to $302.0 million for the same nine-month period in 2001, a decrease of 2.2%. Shipment volume improved to 268,000 tons through September 30, 2002, or 1.5% higher than the 264,000 tons shipped in the period ended September 30, 2001, while average selling price declined approximately 3% year-over-year.

 The Specialty Paper Group's net sales for the three months ended September 30, 2002 and 2001 were $90.7 million and $89.9 million, respectively. Quarter-over-quarter, volume shipments remained relatively flat at 86,000 tons and 86,500 tons in 2002 and 2001, respectively. Average selling price increased approximately 1% as an improved mix of products offset product selling price declines. Year-to-date net sales for the Specialty Paper Group decreased 2.5% to $262.3 million in 2002 from $268.9 million in 2001, while year-to-date volumes increased to 251,000 tons in 2002, or 5.5% over 2001 shipment volumes of 238,000. For the same year-to-date periods, average selling price deteriorated by approximately 8%.

 Third quarter net sales for the Towel & Tissue Group were $57.3 million and $53.1 million in 2002 and 2001, respectively, representing an increase of 7.9%. Shipments were 39,000 tons in the third quarter of 2002 compared to 37,500 tons in the third quarter of 2001 while average selling price increased quarter-over-quarter approximately 3%. Product mix improvements offset a slight decrease in product selling prices, resulting in higher third
                                  -8-
 quarter 2002 average selling prices. Towel & Tissue Group net sales for the first nine months of 2002 were $157.3 million, an increase of 5.6% over the $149.0 million reported in the first nine months of 2001. Shipments year-over-year increased 6.3% to 110,500 tons in 2002 from 104,000 tons in 2001. Year-to-date selling prices declined by less than 1% in 2002 compared to the same year-to-date period in 2001.

 Consolidated order backlogs increased to 40,900 tons at September 30, 2002, compared to 34,800 tons at September 30, 2001. Backlog tons at September 30, 2002 represent $43.6 million in sales compared to $36.1 million at September 30, 2001. The change in customer order backlogs does not necessarily indicate the strengthening of business conditions since a substantial portion of orders are shipped directly from inventory upon receipt and, therefore, do not impact backlog tons or dollars.

 GROSS PROFIT

 Gross profit for the three months ended September 30, 2002 was $28.1 million or 11.2% of net sales, compared to gross profit of $29.9 million or 12.2% of net sales for the same period in 2001. The decline in gross profit margin from 2001 is principally due to higher market pulp and wastepaper pricing partially offset by lower natural gas costs, improved production efficiencies and cost reduction efforts. In total, market pulp pricing was approximately $40 per air-dried metric ton higher in the third quarter of 2002 than the third quarter of 2001, increasing costs approximately $3.9 million quarter-over-quarter. Similarly, wastepaper prices increased slightly more than $40 per ton, increasing production
 costs approximately $1.8 million.   Natural gas prices were approximately
 19% lower in the three months ended September 30, 2002 than the three months ended September 30, 2001 and improved gross margin by $1.2 million. Year-to-date gross profit improved to $81.9 million, or 11.5% of net sales compared to $69.7 million or 9.7% of net sales in 2001. In the year-to-date comparison, 2002 gross margins benefited from declines in market pulp and natural gas costs, while wastepaper prices trended higher.

 The Printing & Writing Group's gross profit margin for the third quarters of 2002 and 2001 were 11.6% and 15.5%, respectively. The current year quarter was impacted by a decline in average selling price and increased market pulp costs. For the nine months ended September 30, 2002, the gross profit margin was 13.6% of net sales compared to 11.2% of net sales for the nine months ended September 30, 2001. As indicated in the consolidated gross margin comparison, the Printing & Writing Group gross margin benefited by year-over-year declines in market pulp and natural gas costs. These benefits were partially offset by a year-over-year deterioration in average selling price.

 The Specialty Paper Group's gross profit margin improved to 4.2% of net sales in the third quarter of 2002 compared to 3.5% of net sales in the same period of 2001. For the nine months ended September 30, 2002 and 2001, gross margin was 3.4% and 2.1% of net sales, respectively.
 Consistent with the explanation provided in the consolidated gross margin comparison, market pulp costs were higher than prior year in the quarterly comparison but lower on a year-to-date basis while natural gas costs declined in both comparisons. In
                                  -9-
 addition, the Specialty Paper Group's broad-based cost reduction process has begun to improve gross margins as identified cost savings opportunities are fully implemented.

 The gross profit margin for the Towel & Tissue Group was 22.3% in the third quarter of 2002 compared to a gross profit margin of 20.3% for the same period in 2001. For the year-to-date periods ended September 30, 2002 and 2001, gross profit margins were a comparable 20.7% and 20.2%, respectively. Quarter-over-quarter, increased wastepaper costs were offset by improvements in average selling price and operating efficiencies. Year-over-year, increased wastepaper costs and slightly lower average selling prices were offset by sales volume gains and improved operating efficiencies to result in a modestly higher 2002 gross profit margin.

 SELLING AND ADMINISTRATIVE EXPENSES

 Selling and administrative expenses for the three months ended September 30, 2002 were $13.5 million compared to $15.1 million in the same period in 2001. Incentive compensation programs based on the market price of the Company's stock resulted in third quarter credits of $1.4 million and $0.7 million in 2002 and 2001, respectively.

 For the nine months ended September 30, 2002 and 2001, selling and administrative expenses were $47.2 million and $52.0 million, respectively. A credit of $1.2 million was recognized in the first nine months of 2002 for stock incentive programs compared to an expense of $3.7 million in the same period of 2001.

 INCOME TAXES

 The effective tax rate for the quarters ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001 was 37%. The effective tax rate is expected to be 37% for 2002.

 CAPITAL RESOURCES AND LIQUIDITY

 CASH PROVIDED BY OPERATIONS

 For the nine months ended September 30, 2002, net cash provided by operations was $49.0 million, compared to $69.6 million in the nine months ended September 30, 2001. The decrease in operating cash flows in 2002 compared to 2001 is primarily due to one-time inventory reductions during 2001 which occurred as a result of a concentrated effort to reduce working capital.

 CAPITAL EXPENDITURES

 Capital expenditures totaled $15.6 million for the nine months ended September 30, 2002, compared to $22.6 million for the same period last year.

 For the nine months ended September 30, 2002, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.8 million for a pulp mill digester
                                  -10-
 replacement and $0.8 million for process control equipment at the Brokaw and Groveton mills of the Printing & Writing Group, respectively. In the Towel & Tissue Group, $2.7 million was spent on various converting equipment. The balance of capital spending in 2002 was for projects individually under $1.0 million.

 During the first nine months of 2001, capital expenditures for projects with total spending expected to exceed $1.0 million included $1.0 million on Cluster Rule compliance projects at the Brokaw mill, as well as, $1.1 million on paper mill improvement projects at the Brokaw and Groveton mills of the Printing & Writing Group. The Specialty Paper Group incurred $3.9 million on the completion of the High Performance Liner (HPL) project at the Rhinelander mill. In addition, $0.8 million was spent at the Mosinee mill on Cluster Rule compliance projects. The Towel & Tissue Group spent $5.1 million on several converting lines at the Harrodsburg, Kentucky facility. Additionally, $0.7 million was spent at the Middletown mill on a reel upgrade. The balance of capital spending in 2002 was for projects individually under $1.0 million.

 FINANCING

 Net payments to retire debt were $16.0 million for the nine months ended September 30, 2002, as available cash flows, net of capital spending and dividend payments, were used to pay down debt.

 Interest expense was $2.7 million and $3.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest expense was due primarily to lower debt levels in 2002 compared to 2001.

 Cash provided by operations and the Company's borrowing capacity are expected to meet capital needs and dividend requirements. The Company had approximately $130.8 million in borrowing capacity from existing bank facilities as of September 30, 2002.

 DIVIDENDS

 Cash dividends of $.085 per common share were paid on May 15, 2002 and August 15, 2002. On October 23, 2002, the Board of Directors declared a quarterly cash dividend of $.085 payable on November 15, 2002 to shareholders of record on November 1, 2002.

 OUTLOOK

 The fourth quarter is traditionally the Company's weakest shipment period of the year. Compared to the third quarter of 2002, cost improvements are expected from lower market pulp prices, as well as ongoing cost reduction and efficiency improvement efforts. As a result, fourth quarter earnings are expected to modestly exceed prior year results.
                                  -11-

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

 ITEM 4. CONTROLS AND PROCEDURES

 The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported in accordance with Securities and Exchange Commission rules, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

 Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its
                                  -12-
 consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.
                                  -13-

                    PART II.  OTHER INFORMATION

 ITEM 5. OTHER INFORMATION

 On September 20, 2002, Bay West Paper Corporation, a wholly-owned subsidiary of the Company, filed a complaint against Georgia-Pacific Corporation in the U.S. District Court for the Eastern District of Kentucky. The complaint alleges that Georgia-Pacific's ENMOTION towel dispenser infringes on a patent used in the Bay West WAVE 'N DRYreg-trade-mark dispenser and seeks an injunction that will prohibit Georgia-Pacific from using the infringing device in any of its cabinets and monetary damages that result from the infringement. On November 5, 2002 Georgia-Pacific filed an answer to the complaint denying liability on various grounds, including the invalidity of the Company's patent.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K

  99.1 Certification under Section 906 of Sarbanes-Oxley Act of 2002

 (b)  Reports on Form 8-K:

 FORM 8-K DATED JULY 22, 2002. The Company filed a current report on Form 8-K on July 22, 2002, reporting earnings and net sales information for the quarter ended June 30, 2002 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

                                      SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WAUSAU-MOSINEE PAPER CORPORATION



 November 14, 2002              SCOTT P. DOESCHER
                                Scott P. Doescher
                                Senior Vice President-Finance,
                                Secretary and Treasurer

 (On behalf of the Registrant and as
  Principal Financial Officer)
                                  -15-
                          CERTIFICATIONS

     I, Thomas J. Howatt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Wausau-Mosinee Paper Corporation (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                  -16-
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002

                              THOMAS J. HOWATT
                              Thomas J. Howatt
                              President and Chief Executive Officer
                                  -17-
                          CERTIFICATIONS

     I, Scott P. Doescher, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Wausau-Mosinee Paper Corporation (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                                  -18-
     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002



                              SCOTT P. DOESCHER
                              Scott P. Doescher
                              Senior Vice President, Finance
                              (Principal Financial Officer)
                                  -19-
                                     EXHIBIT INDEX
                                          TO
                                       FORM 10-Q
                                          OF
                           WAUSAU-MOSINEE PAPER CORPORATION
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                     Pursuant to Section 102(d) of Regulation S-T
                            (17 C.F.R. Section 232.102(d))


 The following exhibits are filed as part of this report:

 99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002
                                  -20-