Form 10-K
period 2002-12-31
WAUSAU MOSINEE PAPER CORP
filed 2003-03-18
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

          Securities registered pursuant to Section 12(b)of the Act:

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                             Yes   X       No ___

      As of June 28, 2002, the aggregate market value of the common stock shares held by non-affiliates was approximately $566,198,400. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 20, 2003, 51,536,891 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR USE IN CONNECTION WITH 2003 ANNUAL MEETING OF SHAREHOLDERS
                     (TO THE EXTENT NOTED HEREIN): PART III

                                          TABLE OF CONTENTS

                                                                           Page
PART I
Item 1.     Business.........................................................1
Item 2.     Properties......................................................11
Item 3.     Legal Proceedings...............................................13
Item 4.     Submission of Matters to a Vote of Security Holders.............13

PART II
Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters........................................14
Item 6.     Selected Financial Data.........................................15
Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................16
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.......27
Item 8.     Financial Statements and Supplementary Data.....................28
Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures.......................58

PART III
Item 10.    Directors and Executive Officers of the Registrant..............59
Item 11.    Executive Compensation..........................................59
Item 12.    Security Ownership of Certain Beneficial Owners and Management..59
Item 13.    Certain Relationships and Related Transactions..................60
Item 14.    Controls and Procedures.........................................60

PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K...................................................61

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Wausau-Mosinee Paper Corporation (the "Company") manufactures, converts, and sells paper and paper products within three principal operating groups: the Printing & Writing Group, the Specialty Paper Group and the Towel & Tissue Group. Its principal office is located in Mosinee, Wisconsin. At December 31, 2002, the Company had approximately 3,200 employees at ten operating facilities located in six states.

This report contains certain of management's expectations and other forward-looking information regarding the Company. See the subheading "Cautionary Statement Regarding Forward-Looking Statements" in this Item 1.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information relating to the Company's sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 13 of Notes to Consolidated Financial Statements.

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

Under the Wausau Papers (reg-trade-mark) label, products are marketed under a variety of brands, including Astrobrights (reg-trade-mark), Astropaque (trademark), Royal and Professional Series (reg-trade-mark) products. These papers are used for printed documents such as annual reports, resumes, invitations, and greeting cards. Over 70% of Wausau Papers' products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers. Products are also sold to office supply stores to reach small- and home-office customers and to converters that serve the greeting card and announcement industry. The Group's fine printing and writing sales are estimated to be less than 3% of the total uncoated free-sheet market.

Competition in printing and writing grades comes from specialty divisions of major integrated paper companies as well as smaller, privately held non-integrated companies. The Company estimates that the number of principal competitors in the printing and writing grade papers portion of uncoated free-sheet
                                      -1-
market is approximately 14. Competitors include International Paper Corporation, Domtar, Inc., and Fraser Paper, Inc.

The Mosinee Converted Products facilities operating in Columbus, Wisconsin, and Jackson, Mississippi, produce moisture barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating and converting. These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging and corrugated containers. On March 5, 2003, the Company announced the acquisition of the assets and customer base of Laminated Papers, Inc. Mosinee Converted Products' moisture barrier laminated roll wrap sales were estimated to be approximately 40% of the North American roll wrap market prior to the acquisition.

Primary competition in roll wrap comes from approximately 6 other wax and poly laminators and includes Cascades, Inc., Ludlow Coated Products, and Deluxe Paper Products, Inc.

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

Primary competition for super calendered backing papers comes from approximately 7 paper producing companies including International Paper Corporation, Fraser Paper, Inc., and UPM Kymmene Corp.

The Mosinee mill in Mosinee, Wisconsin, is North America's largest producer of unsaturated paper masking tape base used in the production of masking tape and manufactures a wide range of highly engineered paper products. These products include interleaver paper used in steel processing and to protect polished steel after production, coating and laminating base papers used in composite can labeling and liner applications and high-performance industrial papers chemically treated for wet strength, flame retardancy, anti-static, corrosion, or grease resistance for various industries such as automotive, metal, housing, and food processing. These products are sold directly to manufacturers and converters, mainly in the U.S.

Competition in several grades of paper made from the Mosinee mill's natural kraft pulp comes from approximately 9 other fully-integrated, large paper companies including International Paper Corporation, Longview Fibre Corporation, and Port Townsend Paper Corporation. Competition in grades of paper made from market pulp comes from approximately 6 specialty paper producers including Mead Westvaco Corporation, Ivex Corporation, and International Paper Corporation.
                                      -2-
      TOWEL & TISSUE GROUP

The Towel & Tissue Group produces a broad line of towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market.

Under the Bay West name, towel and tissue products made primarily from recycled material are marketed under a number of brands including
DublSoft (reg-trade-mark), EcoSoft (trademark) and Dubl-Tough (reg-trade-mark). These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products that are sold to paper and sanitary supply distributors in North America that serve restaurants, theme parks, hospitals, hotels, office buildings, factories, and other commercial and industrial locations. The Group's towel and tissue mill is located in Middletown, Ohio and its converting facility and main distribution warehouse is located in Harrodsburg, Kentucky. In addition, the Company maintains a distribution warehouse in Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

      EXPORT SALES

In addition to the three operating groups, Wausau-Mosinee International, Inc., a wholly-owned subsidiary of the Company, is the commissioned sales agent for the export sales of the Company. Wausau-Mosinee International, Inc. has elected to be treated as a foreign sales corporation for federal income tax purposes. Through 2001, the Company obtained certain U.S. income tax benefits from the operation of the foreign sales corporation. In response to a World Trade Organization ("WTO") Appellate Body decision that the tax treatment accorded such corporations constituted a prohibited export subsidy, the United States enacted legislation to repeal the foreign sales corporation tax provisions, subject to transition rules which expired on December 31, 2001, and enacted replacement legislation in the form of the Extraterritorial Income Exclusion ("ETI") Act of 2000. The status of the ETI regime after 2002 is unclear. The European Union objected to this new legislation, and in January 2002, the Appellate Body of the WTO held that the United States had failed to withdraw the prohibited export subsidy. The United States is currently reviewing this issue. The Company cannot predict what impact, if any, this issue will have on the Company's future earnings pending final resolution, although foreign sales represent less than 7% of the Company's net sales.

      RAW MATERIALS

Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills are the only Company facilities with pulping operations. These pulp mills provide a percentage of the fiber needs to our Wisconsin paper operations as follows: Mosinee, 60%; Brokaw 50%; and Rhinelander, 13%.

Wood fiber required for operation of the Company's pulp mills is purchased on the open market in the form of pulpwood and chips from independent contractors. In addition, approximately 7.5% of the timber consumed in pulping operations is produced from Company-owned timberlands. Open-market pulpwood is purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis. Open-market chips are also purchased from independent sawmills. The balance of the Company's pulp
                                      -3-
needs at Mosinee and Brokaw and all of the pulp used at the Company's other facilities (an aggregate of nearly 400,000 metric tons annually) is purchased on the open market, principally from pulp mills throughout the United States and Canada. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for the Printing & Writing Group's recycled products. Recycled fiber is in adequate supply and readily obtainable.

The Towel & Tissue Group fulfills substantially all of its de-inked fiber needs from 100% post-consumer waste which is readily available from domestic suppliers. Approximately 160,000 standard tons of wastepaper is consumed annually. In addition, approximately 30% of the Towel & Tissue Group's parent roll supply needs are purchased from outside sources at current market prices.

Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

      ENERGY

The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities. The Company generates approximately 30% of its electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fibercake, natural gas and hydropower. Natural gas delivery contracts typically cover deliveries for one to two years and prices vary monthly based on published indices. The Company may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of the Company's requirements. Coal and coal transportation is generally purchased under multi-year agreements at fixed prices. Fuel oil is not a significant energy source and is purchased under spot contracts at spot prices as needed. Spent pulping liquor, wood chips and fibercake are byproducts of mill operations.
The Company continues to explore alternative power sources as an ongoing business process and has entered into an operating lease for a co-generation electrical power facility for its Groveton mill. The leased facility was completed and operational in November, 2001.

Under the terms of a natural gas transportation agreement with the Portland Natural Gas Transmission System, the Company is committed to the transportation of a fixed volume of natural gas until November, 2019. The contract is only for the transportation of natural gas from the Company's natural gas suppliers to the Company's mill in New Hampshire. The Company is not required to buy or sell minimum gas volumes under the agreement. The Company is required to pay a minimum transportation fee of approximately $1.0 million annually per the agreement; however, the Company's natural gas requirements exceed the level required to be transported.
                                      -4-
      PATENTS AND TRADEMARKS

The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Papers (reg-trade-mark), AstroBrights (reg-trade-mark), Astropaque (trademark), Exact (reg-trade-mark), Bay West (reg-trade-mark), Ecosoft (trademark), DublSoft (reg-trade-mark), and
Wave 'n Dry (reg-trade-mark), among others. The Company's patents cover various paper towel dispensers and metering or other mechanisms for towel dispensers and cabinets and certain silicone release papers. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

On September 20, 2002, Bay West Paper Corporation, a wholly-owned subsidiary of the Company, filed a complaint against Georgia-Pacific Corporation in the U. S. District Court for the Eastern District of Kentucky. The complaint alleges that Georgia-Pacific's enMotion towel dispenser infringes on a patent used in the Bay West Wave `N Dry (reg-trade-mark) dispenser and seeks an injunction that will prohibit Georgia-Pacific from using the infringing device in any of its cabinets and monetary damages that result from the infringement. On November
5, 2002, Georgia-Pacific filed an answer to the complaint denying liability on various grounds, including the invalidity of the Company's patent.

      SEASONAL NATURE OF BUSINESS

The markets for some of the grades of paper produced by the Company tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, the Company generally experiences lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers following the year-end holiday season.

      WORKING CAPITAL

As is customary in the paper industry, the Company carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to its customers. The Company will occasionally carry higher than normal quantities of pulp in anticipation of rising pulp prices.

      MAJOR CUSTOMERS

A substantial portion of the Company's accounts receivable is with customers in various paper converting, paper merchant or distribution businesses. No single customer accounted for 10% or more of the consolidated net sales during 2002.

      BACKLOG

Company-wide order backlogs increased to 33,458 tons representing $35.3 million in sales as of December 31, 2002. This compares to 27,500 tons, or $30.5 million in sales as of December 31, 2001 and 22,000 tons, or $27.5 million in sales at December 31, 2000. The 2002 order backlog improvement over 2001 does not necessarily indicate strengthening business conditions as a significant portion of orders are shipped out of inventory promptly upon order receipt. This portion of the business is not reflected in the Company's backlog totals. The entire backlog at December 31, 2002 is expected to be shipped during fiscal 2003.
                                      -5-
      RESEARCH AND DEVELOPMENT

Research and development projects for the last three fiscal years primarily involved development of new release liners for the Specialty Paper Group's line of "peel-and-stick" liner papers and the development of new color and writing grades at the Printing & Writing Group. Expenditures for product development in the last three fiscal years were:

(dollars in thousands)
                                           Specialty Paper     Printing & Writing
      Year                     Total            Group               Group
      2002                   $ 2,145           $ 1,816              $ 329
      2001                     4,058             3,538                520
      2000                     3,968             3,446                522

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

The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $3.9 million in 2003. These projects include a screw press at the Towel & Tissue Group's Middletown mill ($2.7 million) and monitoring equipment at the Specialty Paper Group's Mosinee mill ($0.5 million).

Compliance with the EPA's permitting process involves the consolidation of all Company air discharge permits and is expected to involve an additional $0.5 million in capital expenditures. This cost is expected to be incurred in 2003 or 2004.

The Company believes that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or earnings.

The Company is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that under Wisconsin environmental laws it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells located in close
proximity to the landfill.   The DNR has identified 10 PRPs.  No action was
taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with two other parties to fund a study of the landfill to determine possible remediation strategies. The DNR evaluated the proposed study and recommended modifications to the proposed study in August 2002. The ad hoc group responded to
                                      -6-
the DNR recommendations in November 2002. The Company estimates that the costs of remediation of the entire site for all parties will be approximately $3 million, based upon the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different, the investigative study has not been completed and no timetable for the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined wit certainty at this time, but based on the estimated costs at year-end and the number and nature of other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of the Company.

Note 10 of the Notes to Consolidated Financial Statement discusses the company's policies with respect to the accrual of remediation costs. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The company believes that its share of the costs of cleanup for its current remediation site will not have a material adverse impact on its consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

      EMPLOYEES

The Company had approximately 3,200 employees at the end of 2002. Most hourly mill employees are covered under collective bargaining agreements. One new five-year labor agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union at the Printing & Writing Group's Groveton mill was negotiated in 2002. Labor agreements will expire in other facilities in 2003, 2004, 2005 and 2006. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company maintains good labor relations in all facilities.

EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to executive officers of the Company as of March 17, 2003. Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

      SAN W. ORR, JR., 61
      Chairman of the Board of the Company and Advisor, Estate of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995); formerly Chairman of the Board (1987-1997) and a director (1972-1997) of Mosinee Paper Corporation; also a director of Marshall & Ilsley Corporation.

      RICHARD L. RADT, 71
      Vice Chairman of the Board of the Company.  Previously, Chairman

      (1987-1988), and President and Chief Executive Officer and a director (1977-1987) of the Company. Also Vice Chairman (1993-1997), and President and Chief Executive Officer (1988-1993) of Mosinee Paper Corporation.
                                       -7-
      THOMAS J. HOWATT, 53
      President and Chief Executive Officer of the Company since August, 2000. Previously, Senior Vice President, Printing & Writing Group (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

      STUART R. CARLSON, 56
      Executive Vice President, Administration since August, 2000. Previously, Senior Vice President, Specialty Paper Group (1997-2000), and Senior Vice President -Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

      SCOTT P. DOESCHER, 43
      Senior Vice President, Finance, Secretary and Treasurer since May 2001. Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

      JOHN J. SCHIEVELBEIN, 60
      Senior Vice President, Printing & Writing Group since October, 2000. Previously, Vice President and General Manager of Mosinee Converted Products (1990-2000) and Manager of Market Development, Mosinee Pulp and Paper Division (1986-1990).

      ALBERT K. DAVIS, 55
      Senior Vice President, Specialty Paper Group since October, 2000. Previously, Vice President of Operations & Site Manager (1998 - 2000), Vice President of Operations (1996-1998), Vice President of Engineering (1990 - 1996), Rhinelander Paper Company, Inc.

      DAVID L. CANAVERA, 53
      Senior Vice President, Towel & Tissue Group since December, 1997. Previously, Senior Vice President, Towel & Tissue (1996-1997) of Mosinee Paper Corporation, and Vice President and General Manager (1994-1996) and
      Vice President   Resident Manager (1991-1994), Bay West Paper,
      Harrodsburg.

      DENNIS M. URBANEK, 58
      Senior Vice President, Engineering and Environmental Services since December, 1997. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company's website at www.wausaumosinee.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.
                                      -8-
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

      o Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, and general over capacity in the paper industry, resulting in sales declines from reduced shipment volume and /or lower net selling prices in order to maintain shipment volume. The Company competes in three segments of the paper industry. The company has several competitors in most of its market segments, many of which are larger and have greater capital and marketing resources than the Company. Changes within the paper industry, including the consolidations of producers of products which compete with the Company and consolidation within the distribution channels for Company products, have and may continue to occur and may adversely affect the Company's financial performance.

      o The failure to develop new products to attain the Company's overall goal of generating at least 25% of revenue from products introduced within the previous three years could adversely affect the overall demand for Company products. In addition, changes in customer demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's products, growth rates of the end markets for the Company's products, and technological or consumer preference changes, may significantly reduce revenues and income.

      o Changes in the price of raw materials, in particular, pulp, wastepaper and linerboard. A substantial portion of the Company's raw materials, including approximately two-thirds
                                      -9-
            of the Company's pulp needs, are purchased on the open market and price changes could have a significant impact on the Company's costs. Fiber represents a substantial portion of the cost of making paper and significant price increases for fiber could materially affect the Company's financial condition. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments of the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

      o Increases in energy prices or difficulty in obtaining adequate supplies of needed fuels or sources of power.

      o Unforeseen or recurring operational problems at any of the Company's facilities causing significant lost production and/or cost increases.

      o Significant changes to the Company's strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, the failure to successfully execute major capital projects or other strategic plans, or the inability to successfully integrate an acquisition.

      o Changes in laws or regulations which affect the Company. The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the Company's capital expenditures and operating costs, and decrease the amount of funds available for investment in other areas of operation. In addition, the costs of remediation of known environmental sites, as described in Note 10 of the Notes to Consolidated Financial Statements, may exceed current estimates and there may be additional sites not now known to the Company that may require significant remediation expenses in the future.

      o Unforseen liabilities arising from litigation, particularly liabilities which may arise from claims under environmental laws which may impose liability for the release of hazardous materials whether or not the Company had knowledge of or was responsible for such release.

NOTICE REGARDING DISPENSING OF CONSENT OF ARTHUR ANDERSEN LLP WITH RESPECT TO COMPANY'S REGISTRATION STATEMENTS

Arthur Andersen LLP issued an opinion on the Company's audited financial statements for the year ended December 31, 2001, and performed other services as the Company's principal accountant between its appointment on October 19, 2001, and its dismissal on June 18, 2002. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into the Company's registration statements on Form S-8, and the Company has dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.
                                      -10-
ITEM 2.  PROPERTIES

The Company's headquarters are located in Mosinee, Wisconsin. Executive officers and corporate staff who perform corporate accounting, financial and human resource services are located in the corporate headquarters, as are certain operating group personnel. The Company's operating facilities consist of the following:

                                             Number of
                                                Paper         Practical           2002
      Facility               Product          Machines      Capacity*(tons)    Actual(tons)
      Printing & Writing
      Group
      Brokaw, WI             Paper               4              177,000          175,000
      (Wausau Papers)        Pulp                                99,000           95,000

      Groveton, NH           Paper               2              115,000          111,000
      (Wausau Papers)

      Appleton, WI
      (Wausau Papers)        Converting          N/A             35,000           26,000

      Columbus, WI and       Laminated/
      Jackson, MS            Coated Papers       N/A            150,000           64,000
      (Mosinee Converted
      Products)

      Specialty Paper
      Group
      Rhinelander, WI        Paper               4              148,000          135,000

      Otis, ME               Paper               2               73,000           72,000

      Mosinee, WI            Paper               4              119,000          115,000
                             Pulp                                96,000           77,000

      Towel&Tissue
      Group
      Middletown, OH         Towel & Tissue      2              110,000          107,000
                             Deink Pulp                         110,000          103,000

      Harrodsburg, KY        Converted Towel
                             & Tissue            N/A            190,000          143,000

* "Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

                                      -11-
The Company also maintains warehouse distribution facilities in order to provide prompt delivery of its products. The facilities are:

                                                                  Owned or
Group                 Location        Square Feet          Lease (Expiration Date)
Printing & Writing   Appleton, WI        36,000            Owned
Groups
                     Brokaw, WI         174,000            Owned

                     Dallas, TX          85,000*           Leased (April, 2003)

                     Groveton, NH        80,000            Owned

                     Los Angeles, CA     65,000*           Leased (November, 2003)


Towel &              Los Angles, CA      40,000*           Leased (November, 2003)
Tissue Group
                     Harrodsburg, KY    441,000            Owned

* guaranteed space

The Specialty Paper and Towel & Tissue Groups also lease limited space in various warehouses to facilitate deliveries to customers.

The Company owns approximately 120,000 acres of timberland in the state of Wisconsin. The growing stock inventory on Company timberlands is an estimated
13.9 million board feet of saw timber and an estimated 784,000 cords of pulpwood.
                                      -12-
ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as a potentially responsible party with respect to a Mosinee, Wisconsin landfill. See " -- Environment" in Item 1 of this report. The Company is a plaintiff in a patent infringement lawsuit. See " -- Patents and Trademarks" in Item 1 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2002.
                                      -13-
                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "WMO".

As of the record date of the annual meeting, February 20, 2003, (the "Record Date") there were approximately 3,300 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 6,700 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,536,891 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                                   Market Price       Cash Dividend
      Calendar Quarter         High          Low         Declared
      2002
      First Quarter           $12.97       $10.50            *
      Second Quarter          $14.00       $11.20         $.17
      Third Quarter           $12.09        $9.00         $.085
      Fourth Quarter          $11.81        $8.14         $.085

      2001
      First Quarter           $13.00        $9.94            *
      Second Quarter          $14.00       $11.52         $.17
      Third Quarter           $13.58        $7.85         $.085
      Fourth Quarter          $12.16        $9.65         $.085

      2000
      First Quarter           $14.63        $9.50            *
      Second Quarter          $13.25        $8.50         $.17
      Third Quarter           $10.19        $7.75         $.085
      Fourth Quarter          $12.13        $7.56         $.085

      *Two dividends of $.085 per share were declared in the second quarter in 2002, 2001 and 2000.

Information required by Item 201(d) of SEC Regulation S-K is set forth under
Item 12, Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

                                    WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                                SELECTED FINANCIAL DATA

                                                                        For the year ended December 31,
(all dollar amounts in thousands,
 except per share data)                           2002        2001        2000*       1999        1998

FINANCIAL RESULTS
Net sales                                    $   948,698  $   943,729 $   990,924 $    982,735 $    982,467
Depreciation, depletion, and amortization         60,624       60,948      58,860       55,012       52,207
Operating profit                                  47,422       28,279      17,785       79,311       72,925
Interest expense                                  10,845       14,416      15,713       11,823        7,683
Earnings before provision for income taxes        36,618       14,143       2,325       68,017       65,801
Net earnings                                      23,068        8,913       1,465       42,417       40,801
Cash dividends paid                               17,520       17,498      17,207       16,233       15,494
Cash flows from operating activities              76,269      103,866      80,254       89,334      117,859

PER SHARE
Net earnings - basic and diluted             $      0.45  $      0.17 $      0.03 $       0.81 $       0.73
Cash dividends declared                             0.34         0.34        0.34         0.32         0.28
Stockholders' equity                                6.91         7.09        7.33         7.53         7.12
Average number of shares outstanding          51,532,000   51,466,000  51,354,000   52,265,000   55,708,000
Price range (low and high closing)           $8.26-13.80  $8.82-14.00 $7.63-14.63 $10.94-18.25 $12.25-24.06

FINANCIAL CONDITION
Working capital                              $   118,398  $   101,724 $   138,605 $    140,822 $     81,406
Total assets                                     873,757      892,008     954,494      941,872      904,367
Long-term debt                                   162,763      192,264     250,465      220,476      127,000
Stockholders' equity                             355,948      364,855     376,112      393,760      396,586
Capital expenditures                              19,201       29,791      86,896       80,619       77,023

RATIOS
Percent net earnings to sales                       2.4%         1.0%        0.1%         4.3%         4.2%
Percent net earnings to average
  stockholders' equity                              6.4%         2.6%        0.4%        10.7%         9.8%
Ratio of current assets to
  current liabilities                           2.0 to 1     1.8 to 1    2.1 to 1     2.2 to 1     1.8 to 1
Percent of long-term debt to
  total capital                                    31.4%        34.5%       40.0%        35.9%        24.3%

* In 2000, includes after-tax expense of $14.0 million ($22.3 million pretax) or $0.27 per share for restructuring expense related to the closure of the Sorg Paper Company.

                                      -15-
ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the accounting policies which could have the most significant effect on the Company's reported results and require subjective or complex judgments by management.

SALES RETURNS AND ALLOWANCES

The Company maintains reserves for expected returns and allowances based on return practices and historical experience. Reserves for returns and allowances may need to be adjusted if actual sales returns differ from estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty. During 2002, the Company wrote off previously recorded allowances and related customer receivables for approximately $2.5 million upon determination that these balances were uncollectible. The allowance for doubtful accounts was $2.4 million and $4.7 million at December 31, 2002, and 2001, respectively.
                                      -16-
EXCESS AND OBSOLETE INVENTORY

The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company's products, future market conditions, and technological developments. Other assumptions include determining the discount rate and future growth rates. The Company did not have acquired goodwill or intangibles as of December 31, 2002, or 2001.

PENSION BENEFITS

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors. Changes in discount rate and differences from actual results for each assumption will affect the amount of pension expense recognized in future periods. Additional information regarding pension benefits is available in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

OTHER POST-RETIREMENT BENEFITS

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health-care benefits. Changes in the discount rate and differences between actual and assumed per capita health-care costs may affect the recorded amount of the expense in future periods. Additional information regarding post-retirement benefits is available in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

LITIGATION, CLAIMS, AND CONTINGENCIES

The Company is subject to extensive regulations by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require the Company to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.
                                      -17-
The Company records environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from third-party experts and the Company's past experience with these matters. At third-party sites where more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of the Company's environmental liabilities may change.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses financial accounting and reporting associated with exit or disposal activities. In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Since the Company does not have acquired goodwill or intangibles, the Company's adoption of SFAS No. 142 on January 1, 2002, had no material impact on the consolidated financial statements as of the date of adoption.

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

SFAS No. 144 addresses the timing and measurement of recognizing an impairment loss on long-lived assets that may not be recoverable from future operating cash flow. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this statement on January 1, 2002, did not have an impact on its results of operations.

SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003. The Company does not anticipate any impact as a result of adopting SFAS No. 146.
                                      -18-
FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

As of December 31, 2002, the Company did not have any existing guarantees as defined under FIN No. 45.

SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has made the required disclosures within "Note 8 - Stock Options and Appreciation Rights" in the Notes to Consolidated Financial Statements.

OPERATIONS REVIEW

NET SALES

(all dollar amounts in thousands)      2002             2001             2000
Net sales                           $948,698         $943,729         $990,924
Percent increase/(decrease)                1%              (5%)              1%

Net sales for the year ended December 31, 2002, were $948.7 million compared to net sales of $943.7 million for the year ended December 31, 2001. Total Company shipments increased 3% in 2002 to 831,808 tons from the 807,318 tons shipped in 2001. Net sales in 2000 were $990.9 million, and total shipments were 798,076 tons. Consolidated results in 2000 included net sales and shipments from the Sorg Paper Company of $27.8 million and 20,000 tons, respectively. The Sorg Paper Company was closed in May 2000. Compared with 2001, 2002 shipments increased for each of the Company's three business segments. These increases were largely the result of market share gains as overall market demand contracted in two of the Company's three business segments. Average net selling price declined nearly 3% in 2002 compared with 2001 as sales mix enhancement only partially offset selling price declines. Actual product selling prices were approximately 5% lower in 2002, affecting net sales by $48 million, while product mix enhancements improved average selling price and net sales by approximately 2% and $21 million, respectively. Average selling price declined more than 5% in 2001 compared with 2000, reducing latter-year net sales by $54 million. Actual product price changes accounted for 40%, or $22 million, of the decline, with mix deterioration accounting for the remainder of the difference.

Discussion of market conditions and trends is included in the segment summaries that follow. If published market data is available, it is referenced in the discussion. Certain markets in which the Company competes are small and highly fragmented. Where industry data is not available, the Company's analysis is based on more subjective market indicators, such as order patterns for Company products and discussion with customers regarding overall industry volumes.

The Printing & Writing Group recorded net sales of $391.2 million on total shipments of 353,488 tons for the year ended December 31, 2002, compared with net sales of $392.0 million on shipments of 345,323 tons for the same period in 2001. Net sales in 2000 were $396.0 million on shipments of
                                      -19-
335,681 tons. Average net selling price declined approximately 2% in 2002 compared with 2001. Actual product selling prices declined nearly 4% in 2002, reducing net sales by $15 million while sales mix improvements increased average selling price and net sales by approximately 2% and $7 million, respectively. Average selling price declined 4% in 2001 compared with 2000; product mix deterioration accounted for most of the decline. Demand for uncoated free-sheet papers, the broad market category within which the Printing & Writing Group participates, declined approximately 1% in 2002 following an 8% decline in 2001. Demand decreased by an even greater amount in text, cover, and other premium papers segments of the uncoated free-sheet market. Despite the market decline, Printing & Writing's core product shipments increased in 2002, improving overall volume and displacing some of the lower-priced commodity-offset products sold in 2001. Retail product shipments, sold to office supply stores and other retailers, increased 27% in 2002 following an increase of 8% in 2001. During 2001, lower-priced commodity shipments replaced higher-priced core Printing & Writing grades sold in 2000, resulting in mix deterioration and most of the decline in average selling price experienced in 2001. Despite the industry-wide capacity rationalization that has occurred over the past three years, market conditions and product pricing have remained very competitive. Market conditions for Printing & Writing Group products remained weak as 2003 began.

Specialty Paper Group net sales were $349.0 million in 2002 on shipments of 331,564 tons compared with 2001 net sales of $354.2 million and shipments of 322,518 tons. Net sales and shipments in 2000 were $409.0 million and 331,998 tons, respectively. Results in 2000 include net sales of $27.8 million and shipments of 20,000 tons from the Sorg Paper Company, closed in May 2000. Average net selling price declined approximately 5% in 2002 compared with 2001 as product mix improvements partially offset product selling price declines. Actual product selling prices decreased more than 7% in 2002, reducing net sales by $28 million compared with 2001, while mix improvements increased average selling price by 2% and net sales by $8 million. Average selling price declined approximately 9% in 2001 from 2000 with actual product price declines accounting for more than half of the decrease. Market demand for the Specialty Paper Group's creped tape backing papers remained sluggish in 2002 following a decline of more than 30% in 2001. Demand in other market categories was characterized by continued weakness. The overall soft demand was driven by continued weak economic conditions and reduced activity in the industrial sector. In addition, the Specialty Paper Group lost position in the pressure sensitive backing paper, or release liner market, in 2000 and early 2001. With the introduction and volume ramp-up of a new High Performance Liner (HPL) product, some of the lost market share was recovered. Shipments of this highly engineered release liner, which provides superior performance characteristics over traditional products, more than doubled in 2002 from 20,000 tons in 2001. The product was introduced in late 2000. By year-end 2002, the annualized run-rate for HPL products was essentially at capacity. The introduction of HPL and other new products improved Specialty Paper's overall shipments and product mix in 2002; 47% of net sales were generated by products introduced in the previous three years compared with 39% in 2001 and 28% in 2000. Noncore product shipments, including writing grades such as Tablet and Offset, declined 24% in 2002 after increasing significantly in 2001. Noncore products typically carry a lower average selling price than traditional core products. As 2003 began, market conditions were largely unchanged, with difficult economic conditions creating sluggish demand.

The Towel & Tissue Group posted 2002 net sales of $208.5 million and shipments of 146,756 tons compared with 2001 net sales and shipments of $197.5 million and 139,477 tons, respectively. Net sales in 2000 were $186.0 million on shipments of 130,397 tons. Average net selling price improved slightly in 2002 from 2001. Actual product selling prices declined more than 2% in 2002, impacting net sales by approximately $5 million while mix enhancement and product changes increased average selling price by nearly 3% and net sales by $6 million. The "away-from-home" segment of the towel and tissue market grew by nearly 3% in 2002 following a contraction of approximately 2% in 2001.
                                      -20-
Towel & Tissue Group shipments have consistently increased at a rate greater than that of the towel and tissue market. Although market conditions remained competitive as 2003 began, the Towel & Tissue Group implemented a minor product price increase in mid-January.

GROSS PROFIT ON SALES

(all dollar amounts in thousands)      2002             2001             2000

Gross profit on sales               $112,384         $96,141          $104,003
Gross profit margin                       12%             10%               11%

Gross profit margin increased in 2002 to $112.4 million, or 11.8% of net sales, from $96.1 million, or 10.2% of net sales, in 2001. Gross profit margin in 2000 was $104.0 million, or 10.5%. The increased 2002 margin is due, in part, to reduced costs for market pulp and natural gas as well as cost reduction and efficiency improvements benefiting the most recent period.

Market pulp and wastepaper prices began declining late in 2000 and continued to decrease throughout 2001. After holding relatively stable during the first half of 2002, market pulp prices began to climb in the third quarter before stabilizing in the fourth quarter. Wastepaper prices began to increase early in 2002 with prices stabilizing over the second half of the year. The average price of market pulp, the basic raw material used in the manufacture of paper, declined approximately $32 per air-dried metric ton, or $13 million, in 2002 compared with 2001, after decreasing approximately $150 per air-dried metric ton, or $53 million, in 2001 compared to 2000. The Company currently consumes approximately 400,000 air-dried metric tons of market pulp annually. The average price of wastepaper, used in the production of towel and tissue products, increased approximately $24 per standard ton, or $4 million, in 2002 compared with 2001 after decreasing $47 per standard ton, or $6 million, in 2001 compared with 2000. The Company currently consumes approximately 160,000 standard tons of wastepaper annually.

Natural gas prices began rising in the second half of 2000 and peaked in January 2001 at more than $10 per decatherm before generally declining over the course of 2001. Pricing remained relatively stable for the first three quarters of 2002 but trended higher late in the year. The average price of natural gas declined 27%, or $9 million, in 2002 as compared to 2001 while the average price increased 13%, or more than $3 million, in 2001 compared to 2000. The Company consumes approximately 6 million decatherms of natural gas annually with the ability to substitute fuel oil for a portion of this draw should economics dictate.

Labor and benefit expenses increased in 2002 compared with 2001 while certain other major cost elements, including depreciation and maintenance expense, decreased due to reduced capital spending and cost-reduction efforts. Gross profit in 2000 included a $0.6 million expense related to a restructuring charge for the closure of the Sorg Paper Company. For additional information on the closure of the Sorg Paper Company, please refer to the discussion contained in "Operating Expenses" and in "Note 2 - Restructuring" in the Notes to Consolidated Financial Statements. The Company recorded environmental-related expenses of $0.4 million, $1.8 million, and $0.6 million in 2002, 2001, and 2000, respectively. The higher expense in 2001 was related primarily to one landfill site identified for remediation as discussed in "Note 10 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements. Gross profit margin, which held between 11.2% and 12.0% for the first three quarters of 2002, improved to 13.0% in the fourth quarter due to improved product mix and reduced operating expenses driven by cost-reduction initiatives.
                                      -21-
As 2003 began, market pulp and natural gas prices have trended higher. Several pulp producers have announced list price increases totaling $60 per air-dried metric ton during the first quarter. Natural gas prices, which began to climb late in 2002, continued an upward trend with average prices in early 2003 approximately 40% higher than in the fourth quarter of 2002.

Printing & Writing Group gross margin was 13.9% in 2002 compared with 11.9% in 2001 and 10.1% in 2000. Declines in market pulp and natural gas prices more than offset lower average selling prices in 2002 compared to 2001. Combined with productivity improvements and cost reductions, these price differences helped improve gross profit margin in 2002. No market-related downtime was taken over the three-year period, and paper machine productivity increased 1% in 2002 compared with 2001. 2002 gross profit margin increased from 12.9% in the first quarter to 14.8% in the fourth quarter. A late third-quarter paper price increase, product sales mix improvements, and cost reductions implemented during the year offset increased market pulp and natural gas prices to generate the late-year improvement.

Specialty Paper Group gross margin was 4.4% in 2002 compared with 2.5% in 2001 and 6.9% in 2000. Reduced market pulp and natural gas prices combined with productivity improvements and cost reductions to offset lower average selling prices and generate the margin improvement from 2001 to 2002. Productivity increased more than 3% year over year with the most recent market-related downtime taken during the first six months of 2001. Specialty Paper Group's broad-based cost-reduction initiative, introduced in the second quarter of 2002, was a key element in improving gross margin from 0.9% in the first quarter of 2002 to 7.2% in the fourth quarter. Nearly two-thirds of identified cost reductions were implemented by year-end with the remainder expected to be implemented by midyear 2003. The Specialty Paper Group recognized $1.3 million in consulting expense in the second quarter of 2002 for cost reduction and improvement work performed to assist the Group in reducing operating costs.

Towel & Tissue Group gross profit margin was 20.4% in 2002, 20.5% in 2001, and 18.8% in 2000. A slight improvement in average selling price partially offset increased waste paper and parent roll prices in 2002 compared with 2001. Productivity at Towel & Tissue's paper mill increased 6% year over year. Outside parent rolls, purchased from other towel and tissue producers, account for approximately 30% of Towel & Tissue Group's paper requirements. Gross profit margin remained relatively stable throughout the year as average selling price and sales volume gains offset waste paper and parent roll price increases.

Order backlogs increased to 33,458 tons representing $35.3 million in sales for all operating groups as of December 31, 2002. This compares with 27,500 tons and $30.5 million in sales at the end of 2001, and 22,000 tons and $27.5 million in sales at the end of 2000. The 2002 increase does not necessarily indicate improved business conditions, as a large portion of orders are shipped directly from inventory upon receipt and do not affect backlog numbers.

LABOR

A new five-year labor agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union was successfully negotiated at Printing & Writing Group's Groveton mill in 2002. The agreement contains wage increases similar to those negotiated at other paper companies. Labor agreements will expire at other facilities in 2003, 2004, 2005, and 2006.

The Company maintains good labor relations at all facilities.
                                      -22-

OPERATING EXPENSES

(all dollar amounts in thousands)      2002             2001             2000
Selling and administrative          $64,962          $67,862          $64,503
Percent increase/(decrease)              (4%)              5%               9%
Restructuring                             -                -           21,715
Total operating expense              64,962           67,862           86,218
As a percent of net sales                 7%               7%               9%

In 2002 and 2001, selling and administrative expenses were affected by stock-incentive program charges or credits, which were determined by the Company's common stock price change. During 2002, the credit for these programs was $0.2 million compared to a charge in 2001 of $4.2 million. There was no charge or credit for these plans in 2000 as the beginning and end-of-year stock prices were similar. Additionally, selling and administrative costs for 2002 were affected by $1.8 million in wage and benefit expense increases, as well as increases in management-incentive expense. For additional information on the Company's stock-incentive programs, refer to "Note 8 - Stock Options and Appreciation Rights" in the Notes to Consolidated Financial Statements. Bad debt expense totaled $0.3 million in 2002 compared with $1.3 million and $0.4 million in 2001 and 2000, respectively. The year ended December 31, 2000, was affected by a charge of $2.6 million due to the resignation of the Company's president and CEO and by a charge of $2.0 million for an antitrust settlement.

In the first quarter of 2000, the Company announced the closure of the Sorg Paper Company mill in Middletown, Ohio. In connection with this closure, the Company recorded a pretax restructuring charge of $22.3 million during 2000 in the Specialty Paper Group segment to cover shutdown and asset disposition costs. For additional information on the closure of the Sorg Paper Company and related restructuring charge, please refer to "Note 2 - Restructuring" in the Notes to Consolidated Financial Statements.

OTHER INCOME AND EXPENSE

(all dollar amounts in thousands)      2002             2001             2000
Interest expense                    $10,845          $14,416          $15,713
Other income                             41              280              253

Interest expense decreased in 2002 compared with 2001 and 2000 due to lower average debt levels. Long-term debt decreased from $250.5 million in 2000 to $192.3 million in 2001 and $162.8 million in 2002. The reduction in debt since 2000 was due principally to internal initiatives aimed at limiting capital spending and reducing inventory levels as a component of working capital.

In exchange for cash payments totaling $6.4 million in 2001, the Company terminated the outstanding interest-rate swap agreements that had effectively converted $88.5 million of fixed-rate debt to variable-rate debt. Additional information on the termination of the interest-rate swap agreements and the related debt is discussed within "Note 4 - Debt" and "Note 12 - Financial Instruments" in the Notes to Consolidated Financial Statements.

Interest expense is expected to be slightly lower in 2003 than in 2002 as debt levels are expected to remain similar to the December 31, 2002, balance of $162.8 million. Capitalized interest totaled $0.01 million, $0.2 million, and $1.1 million in 2002, 2001, and 2000, respectively. Fluctuations in capitalized interest are primarily dependent on varying levels of capital expenditures qualifying under the criteria established by the Company for capitalized interest. The Company's capitalized interest
                                      -23-
methodology is outlined in "Note 1 - Description of the Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Other income and expense includes interest income of $0.03 million, $0.3 million, and $0.1 million in 2002, 2001, and 2000, respectively.

INCOME TAXES

(all dollar amounts in thousands)      2002             2001             2000
Income tax provision                $13,550          $5,230           $860
Effective tax rate                     37.0%           37.0%          36.9%

The effective tax rates for the years presented are indicative of the Company's normalized tax rate. The effective rate for 2003 is expected to approximate 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

(all dollar amounts in thousands)         2002             2001             2000
Cash provided by operating activities   $ 76,269        $103,866          $ 80,254
Percent increase/(decrease)                  (27%)            29%              (10%)
Working capital                         $118,398        $101,724          $138,605
Percent increase/(decrease)                   16%            (27%)              (2%)
Current ratio                              2.0:1           1.8:1             2.1:1
Capital expenditures                    $ 19,201        $ 29,791          $ 86,896
Percent increase/(decrease)                  (36%)           (66%)               8%

Cash provided from operating activities declined in 2002 compared to 2001, as reductions in inventory that increased cash flow in 2001 were not as significant in 2002. In addition, the Company contributed $20.6 million to defined benefit pension plans during 2002, compared with contributions of $14.7 million and $11.5 million in 2001 and 2000, respectively. Pension benefit plans are discussed in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements. Cash flow increased in 2001 compared with 2000 principally due to increased cash flow earnings from operations, proceeds from the termination of the interest-rate swap agreements, and proceeds from stock-option exercises.

As a result of the internal initiatives to reduce components of working capital, such as inventory and receivables, as well as reduced capital spending and the utilization of prior-year net operating losses, cash and cash equivalents and refundable income taxes increased in 2002 by $11.4 million and $9.0 million, respectively, from 2001. These changes accounted for the majority of the working capital increase experienced in 2002 compared with 2001.

In 2002 and 2001, the Company limited capital spending due to weak economic conditions and to excess production capacity in the paper industry. As a result, capital expenditures totaled $19.2 million and $29.8 million in 2002 and 2001, respectively, compared with spending of $86.9 million in 2000. The reduction in spending compared with 2000 was accomplished by limiting spending to projects which the Company had identified as providing a return on investment exceeding the Company's cost of capital, and capital projects required to maintain current production levels or
                                      -24-
efficiencies. In 2003, it is expected that capital spending will not exceed the forecasted expense for depreciation, depletion, and amortization.

During 2002, capital expenditures for projects with total spending expected to exceed $1.0 million included Printing & Writing Group's $0.9 million for a pulp mill digester replacement at the Brokaw mill, and $1.9 million for process control equipment at the Groveton mill. In the Towel & Tissue Group, $2.9 million was spent on various converting equipment.

The balance of $13.5 million in 2002 capital spending was related to projects that individually cost less than $1.0 million. These expenditures include approximately $10.7 million for essential non or low-return projects, and $2.8 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

During 2001, the Printing & Writing Group spent $1.0 million on Cluster Rule compliance projects and $1.8 million on new converting equipment. The Specialty Paper Group completed work on the Rhinelander mill's High Performance Liner
(HPL) project, which involved spending of $3.4 million in 2001. The Specialty Group's Mosinee mill spent $0.9 million on Cluster Rule compliance projects. In the Towel & Tissue Group, $5.4 million was spent on several new toweling and tissue lines at the Harrodsburg converting facility, and $0.8 million on a reel upgrade at the Middletown mill in 2001.

The balance of $16.5 million in 2001 capital spending was related to projects that individually cost less than $1.0 million. These expenditures consist of approximately $13.6 million for essential non or low-return projects, $2.3 million for projects expected to provide a return on investment that exceeds the Company's cost of capital, and $0.6 million for environmental control projects.

The Company believes that the available credit under its credit agreements and its earnings for 2003 will be sufficient to meet its cash flow needs for capital, working capital, and investing activities in 2003.

DEBT AND EQUITY

(all dollar amounts in thousands)        2002             2001             2000
Short-term debt                       $      -         $      -         $    241
Long-term debt                         162,763          192,264          250,465
Total debt                             162,763          192,264          250,706
Stockholders' equity                   355,948          364,855          376,112
Total capitalization                   518,711          557,119          626,577
Long-term debt/capitalization ratio         31%              35%              40%

At December 31, 2002, total debt was $162.8 million, a decrease of $29.5 million from the $192.3 million reported at December 31, 2001. Debt had declined $58.4 million in 2001 compared to 2000. Cash provided by operations and reduced capital spending levels resulted in the repayment of debt obligations in both 2002 and 2001. Debt increased in 2000 primarily due to capital spending levels resulting from the High Performance Liner (HPL) project at the Rhinelander mill as well as various Cluster Rule compliance projects at both the Brokaw and Mosinee mills.

A private placement of $138.5 million in senior notes was closed and funded in August 1999. The notes have an original maturity of eight, 10, and 12 years at $35 million, $68.5 million, and $35 million, respectively. In conjunction with the private placement, the Company entered into an interest-rate swap arrangement that effectively converted $88.5 million of fixed-rate obligations to
                                      -25-
variable-rate debt. On March 17, 2001, the Company terminated its interest-rate swap agreement with respect to $30.0 million of its 7.43% senior notes due August 31, 2011, in exchange for a cash payment of $2.3 million. On August 10, 2001, the Company terminated its interest-rate swap agreement with respect to $58.5 million of its 7.31% senior notes due August 31, 2009, in exchange for receiving a cash payment of $4.1 million. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.

The Company does not have material market risk associated with interest-rate risk, foreign currency exchange risk, or commodity-price risk. The Company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

The Company also entered into a revolving-credit facility in December 1999 with four banks for $200 million. The facility had a 364-day component for $50 million that expired on March 9, 2001, and a $150 million component that matures in 2004. Upon expiration of the $50 million 364-day component, the Company entered into a $12.5 million line of credit with one of its four major banks. The line of credit expires on March 7, 2003.

The Company maintains a commercial paper placement agreement with one of its four major banks, which provides for the issuance of up to $50 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's $150 million revolving-credit agreement equal to the amount of outstanding commercial paper.

In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued under the $150 million revolving-credit facility.

On December 31, 2002, the Company had a combined total of $143.5 million available for borrowing under existing credit facilities.

The following is a summary of the Company's contractual obligations and payments due by period subsequent to December 31, 2002:

PAYMENTS DUE BY PERIOD

(all dollar amounts in thousands)   Total    2003    2004    2005    2006    2007   Thereafter
Long-term debt                    $157,500  $    -  $    -  $    -  $    -  $35,000  $122,500
Operating leases                    16,348   2,308   2,194   2,112   2,102    2,102     5,530
Total                             $173,848  $2,308  $2,194  $2,112  $2,102  $37,102  $128,030

For additional information on debt obligations, please refer to "Note 4 - Debt" in the Notes to Consolidated Financial Statements. For additional information on operating leases, please refer to "Note 5 - Lease Commitments" in the Notes to Consolidated Financial Statements.

In April 2000, the Company's Board of Directors authorized the repurchase of 2,571,000 shares of the Company's common stock. This authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of the Company's common stock. During 2000, the Company repurchased 150,300 shares at prices ranging from $7.75 to $9.31. There were no
                                      -26-
repurchases in 2002 or 2001. Repurchases may be made from time to time in the open market or through privately negotiated transactions. At December 31, 2002, there were 2,638,674 shares available for purchase under the existing authorization.

During 2002 and 2001, the Board of Directors declared cash dividends of $0.34 per share of common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have a material market risk associated with interest rate
risk, foreign currency exchange risk, or commodity price risk.   The Company
conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.
On August 31, 1999, the Company issued notes in the amount of $138.5 million that remain outstanding at December 31, 2002 and 2001. The principal amounts, maturities, and interest rates on the notes are: (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years,
7.43%. The fair value of this fixed rate debt was $152.9 million at December 31, 2002, and $139.2 million at December 31, 2001. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company's results of operations or stockholders' equity.

In August 1999, the Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to
(1) $58,500,000 of the 10-year notes was the three month LIBOR rate, plus ..4925% and (2) $30,000,000 of the 12-year notes was the three month LIBOR rate, plus .55%. During 2001, the Company terminated its swap agreements with respect to the 10- and 12-year notes. Additional information on the termination of the interest rate swap agreement and the related debt is discussed in Item 8, Notes 4 and 12 of the Notes to Consolidated Financial Statements.

The Company also has $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest outstanding at December 31, 2002 and 2001. The fair value of these obligations approximated their carrying values at December 31, 2002 and 2001, and would not have been materially affected by a 10% hypothetical change in market interest rates.
                                      -27-
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Wausau-Mosinee Paper Corporation

We have audited the accompanying consolidated balance sheet of Wausau-Mosinee Paper Corporation and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002 (except with respect to matters discussed in Note 1 of the prior-year financial statements, as to which the date was June 12, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 24, 2003
                                      -28-
THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FORM 10-K. SEE ALSO THE NOTICE REGARDING THE OMISSION OF THE CONSENT OF ARTHUR ANDERSEN LLP IN ITEM 1, BUSINESS, WITH RESPECT TO CERTAIN REGISTRATION STATEMENTS OF THE COMPANY FILED ON FORM S-8.

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


ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 25, 2002 (except with respect to the matters discussed in Note 1, as to which the date is June 12, 2002)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Wausau-Mosinee Paper Corporation
Mosinee, Wisconsin

We have audited the accompanying consolidated statements of income, cash flows and stockholders' equity, and supplemental schedule of qualifying accounts of Wausau-Mosinee Paper Corporation and subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements and supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and supplemental schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, cash flow, and changes in stockholders' equity of Wausau-Mosinee Paper Corporation and subsidiaries for the year ended December 31, 2000, and the supplementary schedule presents fairly the information required to be set forth therein, all in conformity with accounting principles generally accepted in the United States.


WIPFLI ULLRICH BERTELSON LLP

Wausau, Wisconsin
January 25, 2001 (except with respect to matters discussed in Note 1 of the restated 2001 financial statements as to which the date is June 12, 2002)

                             WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                                As of December 31,
(all dollar amounts in thousands)                                                2002        2001
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 23,383     $ 12,010
   Receivables, net                                                            70,806       69,425
   Refundable income taxes                                                     10,264        1,241
   Inventories                                                                119,033      124,338
   Deferred income taxes                                                       12,812       14,111
   Other current assets                                                         4,100        1,910
      Total current assets                                                    240,398      223,035
Property, plant, and equipment - net                                          597,979      634,928
Other assets                                                                   35,380       34,045
Total Assets                                                                 $873,757     $892,008

LIABILITIES
Current liabilities:
   Accounts payable                                                          $ 63,422     $ 64,060
   Accrued and other liabilities                                               58,578       57,251
      Total current liabilities                                               122,000      121,311

Long-term debt                                                                162,763      192,264
Deferred income taxes                                                         111,377      105,638
Post-retirement benefits                                                       52,534       54,253
Pension                                                                        51,142       37,223
Other noncurrent liabilities                                                   17,993       16,464
      Total liabilities                                                       517,809      527,153

Commitments and contingencies                                                       -            -

STOCKHOLDERS' EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)         -            -
Common stock, no par value (100,000,000 shares authorized;
   issued 60,122,812 shares in 2002 and 2001)                                 173,081      173,114
Retained earnings                                                             322,485      316,939
      Subtotals                                                               495,566      490,053
Treasury stock, at cost (8,585,921 and 8,616,721 shares
   in 2002 and 2001, respectively)                                           (115,103)    (115,516)
Accumulated other comprehensive loss                                          (24,515)      (9,682)
      Total stockholders' equity                                              355,948      364,855
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $873,757     $892,008

                  See accompanying Notes to Consolidated Financial Statements.

                             WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the year ended December 31,
(all dollar amounts in thousands, except per share data)         2002          2001          2000
Net sales                                                     $948,698      $943,729      $990,924
Cost of sales                                                  836,314       847,588       886,322
Restructuring charge - inventory                                     -             -           599
Total cost of sales                                            836,314       847,588       886,921
Gross profit                                                   112,384        96,141       104,003

Operating expenses:
   Selling and administrative                                   64,962        67,862        64,503
   Restructuring                                                     -             -        21,715
Operating profit                                                47,422        28,279        17,785

Other income (expense):
   Interest expense                                            (10,845)      (14,416)      (15,713)
   Interest income                                                  25           262           138
   Other                                                            16            18           115
Earnings before provision for income taxes                      36,618        14,143         2,325
Provision for income taxes                                      13,550         5,230           860

Net earnings                                                  $ 23,068      $  8,913      $  1,465
Net earnings per share - basic                                $   0.45      $   0.17      $   0.03
Net earnings per share - diluted                              $   0.45      $   0.17      $   0.03

                  See accompanying Notes to Consolidated Financial Statements.

                             WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the year ended December 31,
(all dollar amounts in thousands)                                2002          2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                  $ 23,068      $   8,913     $   1,465
Provision for depreciation, depletion, and amortization         60,624         60,948        58,860
Provision for losses on accounts receivable                        307          1,339           396
Loss on property, plant, and equipment disposals                   934          1,145           622
Compensation expense for stock-option grants                        37          3,085             -
Deferred income taxes                                           16,108            598         2,290
Changes in operating assets and liabilities:
   Receivables                                                  (1,688)         6,418         2,462
   Inventories                                                   5,305         27,011         4,473
   Other assets                                                 (9,420)       (10,243)       (2,541)
   Accounts payable and other liabilities                      (10,211)           247        16,059
   Accrued and refundable income taxes                          (8,795)         4,405        (3,832)
Net cash provided by operating activities                       76,269        103,866        80,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (19,201)       (29,791)      (86,896)
Proceeds from property, plant, and equipment disposals             275            607           244
Net cash used in investing activities                          (18,926)       (29,184)      (86,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit agreements            (28,775)       (64,190)       33,230
Payments under capital lease obligation                              -           (241)         (230)
Net repayments of long-term notes                                    -              -        (3,000)
Proceeds from termination of interest-rate swap                      -          6,382             -
Dividends paid                                                 (17,520)       (17,498)      (17,207)
Proceeds from stock-option exercises                               325          2,296            87
Payments for purchase of treasury stock                              -              -        (1,300)
Net cash (used in) provided by financing activities            (45,970)       (73,251)       11,580

Net increase in cash and cash equivalents                       11,373          1,431         5,182
Cash and cash equivalents at beginning of year                  12,010         10,579         5,397
Cash and cash equivalents at end of year                      $ 23,383       $ 12,010      $ 10,579

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid - net of amount capitalized                     $ 11,521       $ 13,943      $ 16,207
Income taxes paid                                             $   7,124      $    977      $  2,399

                  See accompanying Notes to Consolidated Financial Statements.

                             WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Accumulated Common
                                   Common Stock                 Treasury Stock      Other Com-  Stock     Total
(all dollar amounts in          Shares              Retained                       prehensive  Shares  Stockholders'
thousands, except share data)   Issued     Amount   Earnings   Shares     Amount    (Loss)  Outstanding  Equity
Balances December 31, 1999      60,122,812 $170,682  $341,530  (8,706,121) $(117,428) $ (1,024) 51,416,691 $393,760
 Comprehensive earnings, 2000:
  Net earnings                                          1,465                                                 1,465
  Minimum pension liability
   (Net of $278 deferred tax)                                                             (449)                (449)
 Comprehensive earnings, 2000                                                                                 1,016
 Cash dividends declared
 ($0.34 per share)                                    (17,451)                                              (17,451)
 Stock options exercised                        (46)               10,000        133                10,000       87
 Purchases of treasury stock                                     (150,300)    (1,300) (150,300)              (1,300)

Balances December 31, 2000      60,122,812  170,636   325,544  (8,846,421)  (118,595)   (1,473) 51,276,391  376,112
 Comprehensive earnings, 2001:
  Net earnings                                          8,913                                                 8,913
  Minimum pension liability
   (Net of $4,446 deferred tax)                                                         (8,209)              (8,209)
   Comprehensive earnings, 2001                                                                                 704
 Cash dividends declared
 ($0.34 per share)                                    (17,518)                                              (17,518)
 Stock options exercised                       (783)              229,700      3,079               229,700    2,296
 Tax benefit related to stock
 options                                        176                                                             176
 Stock-option expense                         3,085                                                           3,085

Balances December 31, 2001      60,122,812  173,114   316,939  (8,616,721)  (115,516)   (9,682) 51,506,091  364,855
 Comprehensive earnings, 2002:
  Net earnings                                         23,068                                                23,068
  Minimum pension liability
   (Net of $9,052 deferred tax)                                                        (14,833)             (14,833)
   Comprehensive earnings, 2002                                                                                8,235

 Cash dividends declared
 ($0.34 per share)                                    (17,522)                                              (17,522)
 Stock options exercised                        (88)               30,800        413                30,800      325
 Tax benefit related to stock
 options                                         18                                                              18
 Stock-option expense                            37                                                              37

Balances December 31, 2002      60,122,812 $173,081  $322,485  (8,585,921) $(115,103) $(24,515) 51,536,891 $355,948

                  See accompanying Notes to Consolidated Financial Statements.

WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Wausau-Mosinee Paper Corporation (the "Company") manufactures, converts, and sells paper and paper products within three principal segments: the Printing & Writing Group, the Specialty Paper Group, and the Towel & Tissue Group. The majority of the Company's products are sold within the United States and Canada.

The Printing & Writing Group manufactures, converts, and markets a broad line of premium printing and writing grades. In addition, the Group includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.

The Specialty Paper Group produces a wide variety of technical specialty papers that include supercalendered backing papers for pressure sensitive labeling applications, tape backing, and packaging materials for a broad range of food, medical, and industrial applications.

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

USE OF ESTIMATES

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates market.

INVENTORIES

Pulpwood, finished paper products, and approximately 96% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Allocation of the LIFO reserve among the components of inventories is impractical.
                                      -35-
PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. Land and construction in progress are stated at cost. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the statements of income.

Buildings are depreciated over a 20- to 45-year period; machinery and equipment over a three- to 20-year period. Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful lives of the assets are added to the plant and equipment accounts.

The Company's policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million. Interest capitalized in 2002, 2001, and 2000 was $0.01 million, $0.2 million, and $1.1 million, respectively.

The Company assesses the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets, based on a discounted cash flow analysis.

Timber and timberlands are stated at net depleted value. The Company capitalizes the cost of purchasing timberlands and reforestation costs. Interest and taxes related to timberlands are expensed as incurred. Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning. Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years. Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product. Depletion is calculated using the block and units-of-production methods. Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract. As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block is harvested.

ACCOUNTS PAYABLE

The Company's banking system provides for the daily replenishment of major bank accounts as checks are presented for payment. Accordingly, net negative cash balances resulting from outstanding checks that had not yet been paid by the bank, in the amount of $6.9 million and $14.5 million as of December 31, 2002, and 2001, are reflected in accounts payable in the Consolidated Balance Sheets.

INCOME TAXES

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax asset and liability.
                                      -36-
STOCK OPTIONS

As permitted under Statement of Financial Accounting Standard (SFAS) No. 123, the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." See Note 8 for pro forma information on the impact of the fair-value method of accounting for stock options.

EARNINGS PER SHARE

The Company presents both basic and diluted net earnings per share (EPS) amounts. Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents (options) outstanding during the respective year. The difference between basic and diluted EPS for the Company is solely attributable to stock options. The Company uses the treasury-stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.

For the years ended December 31, 2002, 2001, and 2000, options for 734,694, 778,855, and 1,032,475 shares, respectively, were excluded from the diluted EPS calculation for Wausau-Mosinee Paper Corporation common stock because the options were antidilutive.

Basic and diluted earnings per share are reconciled as follows:

(all dollar amounts in thousands, except per share data)      2002          2001          2000
Net earnings                                               $    23,068  $     8,913  $     1,465
Basic weighted average common shares outstanding            51,532,000   51,466,000   51,354,000
Dilutive securities: stock-option plans                        111,000       88,000       19,000
Diluted weighted average common shares outstanding          51,643,000   51,554,000   51,373,000
Net earnings per share - basic                                 $  0.45      $  0.17      $  0.03
Net earnings per share - diluted                               $  0.45      $  0.17      $  0.03

REVENUE RECOGNITION

Revenue is recognized, net of any discounts, upon shipment of goods at which time title passes to the customer. Upon shipment, the customer is obligated to pay the Company and the Company has no remaining obligation. The Company grants credit to customers in the ordinary course of business.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of sales in the Consolidated Statements of Income.

CONCENTRATION OF CREDIT RISK

A substantial portion of the Company's accounts receivable is with customers in various paper converting, paper merchant, or distribution businesses. No single customer accounted for 10% or more of total net sales in 2002. Net sales from one major customer were 10.6% of total net sales in 2001. Receivables from the same customer as a percent of year-end receivables amounted to 6.1% in 2001.
                                      -37-
DERIVATIVES

The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In the past, the Company has used derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. The adoption of this accounting standard did not affect net earnings as both interest-rate swaps outstanding at January 1, 2001, were completely effective in hedging the related debt instruments. At December 31, 2002, and 2001, there are no interest-rate swap agreements outstanding. See Note 12 for additional information on the interest-rate swap agreements.

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

For all periods presented, the accumulated comprehensive loss is comprised solely of additional minimum pension liability, net of tax.

CHANGES IN ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which addresses financial accounting and reporting associated with exit or disposal activities. In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Since the Company does not have acquired goodwill or intangibles, the Company's adoption of SFAS No. 142 on January 1, 2002, had no impact on the consolidated financial statements as of the date of adoption.

SFAS No. 143 establishes accounting and reporting standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that if reasonably estimable, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adopting this standard.
                                      -38-
SFAS No. 144 addresses the timing and measurement of recognizing an impairment loss on long-lived assets that may not be recoverable from future operating cash flow. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this statement on January 1, 2002, did not have an impact on its results of operations.

SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003. The Company does not anticipate any impact as a result of adopting SFAS No. 146.

FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As of December 31, 2002, the Company did not have any existing guarantees as defined under FIN No. 45.

SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has made the required disclosures within Note 8.
                                      -39-
NOTE 2  RESTRUCTURING

In March 2000, the Specialty Paper Group segment announced the decision to close the Sorg Paper Company mill ("Sorg") in Middletown, Ohio, effective May 15, 2000, and as a result, recorded a $25 million pretax restructuring charge in the first quarter of 2000. The decision to close the mill and cease operations was based upon a review of the Sorg operations and the market for decorative laminate and deep color tissue products that the mill produced. Net sales of Sorg in 2000 were $27.8 million and operating losses were $0.7 million, excluding the restructuring charge. In the fourth quarter of 2000, the estimate of the costs to complete the Sorg closure actions was revised downward from $25.0 million to $22.3 million, resulting in a $2.7 million pretax adjustment that increased fourth quarter 2000 operating profit. The reduction in estimated costs to close Sorg related principally to lower-than-expected termination costs and favorable curtailment gains for pension and post-retirement plans. The closure resulted in the termination of 160 hourly and salaried employees. In addition to severance benefits for terminated employees, the restructuring charge included estimated costs related to the write-down and disposal of the Sorg property, plant and equipment, curtailment gains or losses for related pension and post-retirement plans, and other closure related costs. The impairment write-down was based upon the amount by which the carrying values of the building, machinery, and spare parts exceeded the fair values of those assets as determined by an independent third-party appraisal firm. The carrying value of the Sorg assets available for sale is $98,000 at December 31, 2002, and 2001.

The following is a summary of the restructuring charges accrued and activity through December 31, 2002, related to the Sorg closure:

                                      Employee      Asset        Pension and
(all dollar amounts in thousands)   Termination   Write-Down   Post-retirement   Other     Total
Initial charge, March 31, 2000       $ 4,321       $ 21,622       $( 1,925)      $ 982   $ 25,000
Reserve adjustments                   (1,800)          (215)          (801)        130     (2,686)
(Payments)/charges                    (2,318)       (19,909)         2,726        (834)   (20,335)
Balance at December 31, 2000             203          1,498              -         278      1,979
Payments                                (101)          (938)             -        (113)    (1,152)
Balance at December 31, 2001             102            560              -         165        827
Payments                                (102)          (560)             -        (165)      (827)
Balance at December 31, 2002         $     -       $      -       $      -       $   -   $      -

At December 31, 2000, all employees had been terminated from Sorg, and as of December 31, 2001, severance payouts had been paid. In addition, $17.8 million in asset disposal costs was reclassified to property, plant, and equipment to reflect the write-down to fair value of idled assets related to the closure. As of December 31, 2002, the Sorg fixed assets including all buildings, equipment, and spare parts not usable by the Company's other mills continue to be actively marketed to interested parties. During 2002, the remaining reserves to market, sell, and close the facility have been reclassified to other liabilities.

NOTE 3   SUPPLEMENTAL BALANCE SHEET INFORMATION

(all dollar amounts in thousands)                     2002              2001
Receivables                                     $    71,655       $    73,349
   Trade                                              1,527               727
   Other                                             73,182            74,076
   Less: allowances for doubtful accounts            (2,376)           (4,651)
                                                $    70,806       $    69,425

Inventories
   Raw materials                                $    33,989       $    34,349
   Work in process and finished goods                79,200            80,343
   Supplies                                          27,463            29,181

   Inventories at cost                              140,652           143,873
   LIFO reserve                                     (21,619)          (19,535)
                                                $   119,033       $   124,338

Property, plant, and equipment
   Buildings                                    $   136,412       $   134,979
   Machinery and equipment                        1,055,507         1,043,694
                                                  1,191,919         1,178,673
   Less: accumulated depreciation                  (613,840)         (564,108)
   Net depreciated value                            578,079           614,565
   Land                                               5,307             5,307
   Timber and timberlands, net of depletion           5,821             5,620
   Idle assets                                           98                98
   Construction in progress                           8,674             9,338
                                                $   597,979       $   634,928

Accrued and other liabilities
   Payroll                                      $     9,478       $     7,868
   Vacation pay                                      11,769            11,163
   Employee retirement plans                          7,023             7,402
   Taxes other than income                            3,085             3,059
   Cash dividends declared                            4,384             4,383
   Stock appreciation rights                          2,484             2,621
   Rebates                                            8,974             7,752
   Other                                             11,381            13,003
                                                $    58,578       $    57,251

                                      -41-
NOTE 4   DEBT

The Company has a short-term bank revolving-credit note that provides for the borrowing of up to $12.5 million. The note terminates on March 7, 2003. As of December 31, 2002, there were no borrowings against this note.

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)                                       2002         2001
Senior notes with interest from 7.20% to 7.43%, due between
   August 31, 2007, and August 31, 2011                                $138,500    $138,500
Industrial development bonds due July 1, 2023, with weighted
   average  interest rate of 1.69% in 2002                               19,000      19,000
Revolving-credit agreement with financial institutions, with weighted
   average interest rate of 2.51% in 2001                                     -      25,000
Commercial paper with weighted average interest rate of 2.39% in 2001         -       3,775
Subtotal                                                                157,500     186,275
Premium on senior notes                                                   5,263       5,989
Total long-term debt                                                   $162,763    $192,264

The Company has $138.5 million outstanding in unsecured private placement notes that were closed and funded on August 31, 1999. The principal amounts, maturities, and interest rates on the notes are (1) $35 million, eight years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years,
7.43%. At August 31, 1999, the Company entered into an interest-rate swap agreement under which the interest rate paid by the Company with respect to (1) $58.5 million of the 10-year notes was the three-month LIBOR rate, plus .4925%, and (2) $30 million of the 12-year notes was the three-month LIBOR rate, plus ..55%. On March 17, 2001, the Company terminated its interest-rate swap agreement with respect to its 7.43% senior notes due August 31, 2011, in exchange for receiving a cash payment of $2.3 million. On August 10, 2001, the Company terminated its interest-rate swap agreement with respect to its 7.31% senior notes due August 31, 2009, in exchange for receiving a cash payment of $4.1 million. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.

The Company has a $150 million unsecured revolving-credit agreement with four participating banks that matures on December 10, 2004. Under the facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for competitive bid loan options among the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios. Facility fees paid were $266,000, $282,000, and $341,000 in 2002, 2001, and 2000, respectively.

In addition to general business and reporting covenants customary in financing agreements of these types, the senior notes and revolving-credit facility require that the Company comply quarterly with a consolidated debt-to-capital ratio of less than 60% and an adjustable minimum net worth covenant as defined in the agreements. In addition, the revolving-credit facility includes an interest coverage ratio covenant of 3.5 times. As of December 31, 2002, and 2001, the Company was in compliance with all required covenants.
                                      -42-
The Company maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under the Company's revolving-credit agreement equal to the amount of outstanding commercial paper. The amounts outstanding as of December 31, 2001, were classified as long-term, as the Company intended to and had the ability to refinance the obligations under the revolving-credit agreement.

The aggregate annual maturities of long-term debt are as follows:

(all dollar amounts in thousands)  2003    2004    2005    2006     2007     Thereafter
Annual Maturities                    -       -       -       -     $35,000    $ 122,500

NOTE 5   LEASE COMMITMENTS

The Company has various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

                                                  Operating
   (all dollar amounts in thousands)                Leases
   2003                                           $  2,308
   2004                                              2,194
   2005                                              2,112
   2006                                              2,102
   2007                                              2,102
   Thereafter                                        5,530
   Total minimum payments                         $ 16,348

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)          2002        2001        2000
Rent expense                              $9,039      $7,730      $6,107

NOTE 6   PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company and its subsidiaries sponsor defined benefit pension plans covering substantially all employees. Retirement benefits for salaried and nonunion employees are based on pay and company performance. Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The defined benefit pension plans are funded in accordance with federal laws and regulations.

The Company has supplemental retirement agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The supplemental retirement agreements are unfunded.
                                      -43-
The Company also provides certain defined benefit post-retirement health and life insurance plans that cover qualifying retirees. Benefits and eligibility for various employee groups vary by location and union agreements. The defined benefit post-retirement plans are unfunded.

The following schedules present changes in, and components of, the Company's net assets (liabilities) for retirement and other post-retirement benefits at December 31, 2002, and 2001:

                                                                                 Other
                                                                             Post-retirement
                                                     Retirement Benefits        Benefits
(all dollar amounts in thousands)                    2002        2001        2002       2001
Change in benefit obligation:
   Benefit obligation at beginning of year          $122,677   $107,861    $ 62,446   $ 57,248
   Service cost                                        4,916      4,177       1,779      1,501
   Interest cost                                       8,727      8,170       4,366      4,287
   Amendments                                          2,541      3,905           -          -
   Net actuarial loss                                  9,026      7,054      19,235      4,555
   Participant contributions                               -          -       1,412      1,330
   Benefits paid                                      (6,876)    (8,490)     (6,740)    (6,475)
   Benefit obligation at end of year                $141,011   $122,677    $ 82,498   $ 62,446

Change in plan assets:
   Fair value at beginning of year                  $ 71,771   $ 75,826    $      -   $      -
   Actual loss                                        (8,197)   (10,269)          -          -
   Company contributions                               9,657     13,318       5,328      5,145
   Participant contributions                               -          -       1,412      1,330
   Benefits paid                                      (6,876)    (8,490)     (6,740)    (6,475)
   Cash contribution subsequent to
     measurement date                                 10,982      1,386           -          -
   Fair value at end of year                        $ 77,337   $ 71,771    $      -   $      -

Net amount recognized:
   Funded status                                    $(63,674)  $(50,906)   $(82,498)  $(62,446)
   Unrecognized prior service cost                    15,518     14,925      (1,007)    (1,364)
   Unrecognized transition asset                        (239)      (404)          -          -
   Unrecognized net actuarial loss                    43,171     18,560      24,092      4,834
   Accrued benefit cost                             $ (5,224)  $(17,825)   $(59,413)  $(58,976)

Amounts recognized in the Balance Sheet consist of:
   Accrued benefit liability                        $(59,538)  $(47,375)   $(59,413)  $(58,976)
   Intangible asset                                   15,400     14,521           -          -
   Accumulated other comprehensive income             38,914     15,029           -          -
   Net amount recognized                            $ (5,224)  $(17,825)   $(59,413)  $(58,976)

Weighted average assumptions at end of year:
   Discount rate                                        6.75%      7.25%       6.75%      7.25%
   Expected return on plan assets                       8.50%       9.0%        n/a        n/a
   Rate of compensation increase                        4.25%       5.0%        n/a        n/a

                                      -44-
The Company selected September 30, 2002, and 2001, as the measurement dates for plan assets and obligations in 2002 and 2001, respectively.

In 2000, curtailment and settlement income of $2.7 million was attributable to the closure of the Sorg Paper Company and was recognized as a component of restructuring expense. The restructuring plan is discussed in Note 2 to the consolidated financial statements. The components of net periodic benefit costs recognized in the Consolidated Statements of Income were as follows:

                                        Pension Benefits            Other Benefits
(all dollar amounts in thousands)    2002     2001     2000     2002     2001     2000
Components of net periodic
  benefit cost:
   Service cost                   $ 4,916  $ 4,177  $ 4,376   $1,779   $1,501  $ 1,329
   Interest cost                    8,727    8,170    7,569    4,366    4,287    3,989
   Expected return on plan assets  (7,453)  (6,469)  (5,488)       -        -        -
   Amortization of:
   Prior service cost               1,864    1,670    1,535     (357)    (357)    (508)
   Transition (asset)                (164)    (162)    (162)       -        -        -
   Actuarial loss                      64      (57)      46      (23)    (187)    (338)
   Subtotal                         7,954    7,329    7,876    5,765    5,244    4,472
Components charged to
   restructuring expense:
   Settlement and curtailment           -        -      346        -        -   (3,076)
   Net periodic benefit cost      $ 7,954  $ 7,329  $ 8,222   $5,765   $5,244  $ 1,396

For purposes of determining the obligation for post-retirement medical benefits in 2002, the Company has assumed a health-care cost trend rate of 10%, declining to an ultimate rate of 5% by 2007, to measure the accumulated post-retirement benefit. For 2001, the assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit was 9%, declining by 1% annually for four years to an ultimate rate of 5%.

Assumed health-care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2002, the effect of a one-percentage-point change in the assumed health-care cost trend rate would have had the following effects:

                                                         One percentage point
(all dollar amounts in thousands)                     Increase       Decrease
Effect on the post-retirement
  benefit obligation                                   $9,924         $(8,835)
Effect on the sum of the service cost and
  interest cost components                                908            (789)

The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $2,605,000 in 2002, $2,219,000 in 2001, and $1,981,000 in 2000.

The Company has deferred-compensation agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred-compensation agreements is not significant.
                                      -45-
NOTE 7.   INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

The provision (benefit) for income taxes is comprised of the following:

(all dollar amounts in thousands)              2002         2001        2000
Current tax expense (benefit):
Federal                                      $(4,104)      $3,308     $     -
State                                          1,546        1,328       1,042
Total current                                 (2,558)       4,636       1,042

Deferred tax expense (benefit):
Federal                                       15,718        1,342         827
State                                            390         (748)     (1,009)
Total deferred                                16,108          594        (182)
Total provision for income taxes             $13,550       $5,230    $    860

A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

(all dollar amounts in thousands)                 2002              2001            2000
Federal statutory tax rate                 $12,820    35.0%    $4,935  35.0%    $814   35.0%
State taxes (net of federal tax benefits)    1,528     4.2        295   2.0       46    1.9
Other                                         (798)   (2.2)         -     -        -      -
Effective tax                              $13,550    37.0%    $5,230  37.0%    $860   36.9%

At the end of 2002, $103,557,851 of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2017. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2002, and 2001, are as follows:

(all dollar amounts in thousands)                      2002        2001
Deferred tax assets:
  Allowances on accounts receivable                 $    979    $  2,741
  Accrued compensated absences                         4,092       3,975
  Stock appreciation rights plans                        113       1,022
  Stock options                                        1,328       1,314
  Pensions                                            11,756       8,923
  Inventories                                          2,087       3,143
  Post-retirement benefits                            23,772      23,589
  Restructuring reserve                                5,202       5,209
  Post-employment benefits                               274         274
  Other accrued liabilities                            7,532       8,091
  State net operating loss carry forward               6,651       6,151
  Other                                                  384         512
  Gross deferred tax asset                            64,170      64,944
  Less valuation allowance                            (3,259)     (3,713)
  Net deferred tax assets                             60,911      61,231
Deferred tax liabilities:
  Property, plant, and equipment                    (148,017)   (143,283)
  Other                                              (11,459)     (9,475)
Gross deferred tax liability                        (159,476)   (152,758)
Net deferred tax liability                          $(98,565)   $(91,527)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)             2002          2001
Net deferred tax assets                    $ 12,812      $ 14,111
Net long-term deferred tax liabilities     (111,377)     (105,638)
Net deferred tax liability                 $(98,565)     $(91,527)

A valuation allowance has been recognized for a subsidiary's state loss carry forward and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

NOTE 8.   STOCK OPTIONS AND APPRECIATION RIGHTS

The Company maintains various employee stock-option plans. The plans specify purchase price, time, and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

Options are granted for terms up to 20 years; the option price is equal to the fair market value of the Company's common stock at the date of grant for incentive and nonqualified options. All fixed-options must be held a minimum of six months before exercise, and performance-based options vest in relation to achieving operating profit levels.
                                      -47-
On April 19, 2001, the Company's shareholders approved the 2000 Stock-Option Plan. As a result, 1,046,013 options issued prior to April 19, 2001, were approved. Of the total 1,046,013 shares, 783,513 shares related to grants of fixed options and 262,500 shares related to grants of performance-based options that subsequently lapsed. Upon shareholder approval, expense was recorded for these options to the extent that the fair market value of the Company's stock exceeded the price of the option on the date of shareholder approval. For the year ended December 31, 2001, the provision for stock options outstanding was $3,085,000.

In December 2001, the Company issued 315,000 performance-based options that vested in relation to achieving certain operating profit levels in 2002. As of December 31, 2002, 213,000 of these options have lapsed. No compensation expense had been recorded for these options in 2001. In 2002, $37,000 of expense was recognized pertaining to 102,000 options to the extent the fair market value of the Company's stock exceeded the grant price of the options as certain performance criteria were met. In December 2002, the Company issued 666,000 performance-based options that vest in relation to achieving certain operating profit levels in 2003 and 2004. No compensation expense was recorded for these options in 2002.

As of December 31, 2002, there are 1,555,066 stock options reserved for issuance in the Company's stock-option plans.

The following table summarizes the activity relating to the Company's stock-option plans:

                                                2002                  2001                  2000
                                              Weighted              Weighted              Weighted
                                               Average               Average               Average
                                       2002   Exercise       2001   Exercise        2000  Exercise
                                      Shares    Price       Shares    Price        Shares   Price
Options outstanding at
  beginning of year                 2,057,568  $13.84     1,312,375  $14.19     1,322,375  $14.18
Granted                               705,000   11.39     1,228,513    9.58        53,000    9.72
Terminated                           (267,000)  11.44      (253,620)  16.00       (53,000)  17.16
Exercised                             (30,800)  10.55      (229,700)  10.00       (10,000)   8.75
Options outstanding at end of year  2,464,768  $11.79     2,057,568  $13.84     1,312,375  $14.19
Options exercisable at end of year  1,773,768  $11.95     1,722,568  $13.86     1,312,375  $14.19

The weighted-average fair value of options granted in 2002 was $3.46.

Additional information regarding the fixed-option grants outstanding and exercisable at December 31, 2002, is as follows:

                            Weighted Average
                              Remaining
Range of         Outstanding  Contractual  Weighted Average  Exercisable  Weighted Average
Exercise Prices    Options    Life (years)  Exercise Price     Options     Exercise Price
$ 8.75 - $13.13   1,307,517     16.79           $10.00        1,282,517       $ 9.98
$15.88 - $21.61     491,251     14.18           $17.08          491,251       $17.08
                  1,798,768                                   1,773,768

The exercise price for the 666,000 performance-based options outstanding at December 31, 2002, is $11.39.

Pro forma net earnings and earnings per share had the Company elected to adopt the "fair-value-based method" of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," are as follows:

(all dollar amounts in thousands, except per share data)                         2002     2001    2000
Net earnings:
  As reported                                                                  $23,068   $8,913  $1,465
  Add: Total stock-based employee compensation expense (credit) under
     APB No. 25, net of related tax effects                                       (110)   2,622       1
  Deduct: Total stock-based employee compensation expense determined
     under fair-value-based method for all awards, net of related tax effects     (137)  (3,139)   (159)

Pro forma                                                                      $22,821   $8,396  $1,307

Earnings per share - basic:
  As reported                                                                  $  0.45   $ 0.17  $ 0.03
  Pro forma                                                                    $  0.44   $ 0.16  $ 0.03

Earnings per share - diluted:
  As reported                                                                  $  0.45   $ 0.17  $ 0.03
  Pro forma                                                                    $  0.44   $ 0.16  $ 0.03

The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                 2002        2001        2000
Risk-free interest rate                          4.38%       5.84%       6.26%
Expected life in years                              6           6           6
Price volatility                                38.23%      36.41%      45.12%
Dividend yield                                   3.83%       3.58%       3.49%

STOCK APPRECIATION RIGHTS

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

The following table summarizes the activity relating to the Company's stock appreciation rights plans:

                                                       2002          2001         2000
Rights outstanding at
  beginning of year (number of shares)               307,805       470,855      624,855
Granted                                                    -             -            -
Terminated                                                 -      (101,683)           -
Exercised                                                  -       (61,367)    (154,000)
Rights outstanding and exercisable at
  end of year (number of shares)                     307,805       307,805      470,855
Price range of rights exercised                          n/a    $5.88-9.42   $6.49-9.70
Price range of outstanding and exercisable rights:
  $4.06 - $9.70                                      292,930       292,930      354,297
  $15.88 - $17.16                                     14,875        14,875      116,558

At December 31, 2002, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $4.06 and $9.70 was 7.6 years, and with an exercise price of between $15.88 and $17.16 was 16.0 years.

DIVIDEND EQUIVALENTS

The Company maintains a Dividend Equivalent Plan. Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the grant. The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Company stock. Additions or reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.

The following table summarizes the activity relating to the Company's dividend equivalent plan:

                                               2002         2001        2000
Equivalents outstanding at beginning
  of year (number of shares)                 174,114      205,433     205,433
Exercised                                          -      (31,319)          -
Equivalents outstanding and exercisable
  at end of year (number of shares)          174,114      174,114     205,433

The provision (credit) for stock appreciation rights and dividend equivalents were as follows:

(all dollar amounts in thousands)               2002         2001        2000
Stock appreciation rights                      ($183)        $744         $19
Dividend equivalents                              46           97          63
Total                                          ($137)        $841         $82

NOTE 9.   RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for product development were $2,145,000 in 2002, $4,058,000 in 2001, and $3,968,000 in 2000. The Company expenses research and development costs as incurred.
                                      -50-
NOTE 10.   COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CLAIMS

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

ENVIRONMENTAL MATTERS

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

In 1986, the Wisconsin Department of Natural Resources (DNR) notified a subsidiary of the Company that it may be a potentially responsible party (PRP) for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's (EPA) National Priorities List. The environmental contamination consists of elevated concentrations of chlorinated volatile organic compounds documented in three private water supply wells located in proximity to the designated landfill. While the Company believes it did not contribute to the identified contamination, the laws are designed to require any party that utilized the landfill to contribute toward the cleanup. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with two other parties to form an ad hoc group to fund a study of the landfill and determine possible remediation strategies. The DNR evaluated the proposed study and recommended modifications to the proposed study in August 2002. The ad hoc group responded to the DNR recommendations in November 2002. The Company estimates that the costs of remediation of the entire site for all parties will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different, the investigative study has not been completed, and no timetable for the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs and the number and nature of the other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse impact on the operations, financial condition, or liquidity of the Company.

It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and the Company's past experience with these matters. The Company's accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.6 million and $5.7 million at December 31, 2002, and 2001, respectively. The provision for environmental matters was $0.4 million, $1.8 million, and $0.6 million for the years ended December 31, 2002, 2001, and 2000,
                                      -51-
respectively. In 2001, the total environmental liabilities increased primarily due to a landfill site being identified for remediation. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation site will not have a material adverse impact on its consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

The U.S. Environmental Protection Agency has published regulations, commonly referred to as the Cluster Rules, affecting pulp and paper industry discharges of wastewater and gaseous emissions. These rules require changes in the pulping and bleaching processes presently used in some U.S. pulp mills, including some of the Company's mills. Based on its evaluation of the rules, the Company spent approximately $1.9 million in 2001 to comply with the Cluster Rules. No additional capital spending is expected related to these regulations.

OTHER COMMITMENTS

As of December 31, 2002, the Company was committed to spend approximately $4.2 million on capital projects, which were in various stages of completion.

The Company's Groveton, New Hampshire, mill is committed to the transportation of a fixed volume of natural gas until November 2019 under a natural gas transportation agreement with the Portland Natural Gas Transmission System Company. The contract is only for the transportation of natural gas from the Company's natural gas suppliers to the Company's mill in New Hampshire. The Company is not required to buy or sell minimum gas volumes under the agreement. The Company is required to pay a minimum transportation fee of approximately $1.0 million annually per the agreement; however, the Company's natural gas requirements exceed the level required to be transported.

NOTE 11.   PREFERRED SHARE PURCHASE RIGHTS PLAN

The Company maintains a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock. Each right entitles its holder to purchase 1 one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment. The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an "Acquiring Person"). Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right. Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) common stock of the Company (or a successor company) that has a market value of two times the exercise price of the right. Until exercisable, the rights will not be issued or traded in separate form from the common stock. After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, the Company may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment). At any time prior to any person or group becoming an
                                      -52-
Acquiring Person, the Company may redeem the rights at a price of $0.01 per right. The rights will expire on October 31, 2008.

NOTE 12.   FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

LONG-TERM DEBT

The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2002, and 2001, the fair value of the long-term debt exceeded the carrying value by approximately $14.4 million and $0.7 million, respectively.

INTEREST RATE AGREEMENT

Interest-rate swaps designated in fair value hedge relationships have been used by the Company in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates. Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates. During 2001, the interest rate agreements were terminated. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. Accordingly, the amount of the swap asset recorded has been eliminated from the balance sheet at the termination date. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments. Debt premium amortization reduced interest expense by $726,000 and $367,000 for the years ended December 31, 2002, and 2001, respectively. The agreement decreased interest expense by $589,000 and $230,000 in 2001 and 2000, respectively.

NOTE 13.   SEGMENT DATA

FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS

The Company's operations are classified into three principal reportable segments: the Printing & Writing Group, the Specialty Paper Group, and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

PRODUCTS FROM WHICH REVENUE IS DERIVED

The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; and Groveton, New Hampshire. The Printing & Writing Group also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products, and a converting facility that converts printing and writing grades. The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. The Towel & Tissue Group produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

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

RECONCILIATIONS

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:
(all dollar amounts in thousands)              2002         2001        2000
Net sales external customers:
  Printing & Writing                        $391,240     $392,026    $395,992
  Specialty Paper                            348,990      354,181     408,979
  Towel & Tissue                             208,468      197,522     185,953
                                            $948,698     $943,729    $990,924

Net sales intersegment:
  Printing & Writing                        $  7,024     $  8,687    $  8,003
  Specialty Paper                                232          462       1,708
  Towel & Tissue                                   -            -          21
                                            $  7,256     $  9,149    $  9,732

Operating profit:
  Printing & Writing                        $ 31,600     $ 25,750    $ 19,911
  Specialty Paper                             (1,811)      (9,417)     10,625
  Specialty Paper - restructuring expense          -            -     (22,314)
  Total Specialty Paper                       (1,811)      (9,417)    (11,689)
  Towel & Tissue                              27,411       25,294      19,630

Total reportable segment
  operating profit:                           57,200       41,627      27,852
  Corporate and eliminations                  (9,778)     (13,348)    (10,067)
  Interest expense                           (10,845)     (14,416)    (15,713)
  Other income (expense)                          41          280         253
  Earnings before income taxes              $ 36,618     $ 14,143    $  2,325

Segment assets:
  Printing & Writing                        $284,652     $294,241
  Specialty Paper                            347,380      368,595
  Towel & Tissue                             170,854      177,708
  Corporate and unallocated                   70,871       51,464
                                            $873,757     $892,008

OTHER SIGNIFICANT ITEMS

                                                      Depreciation,   Expenditures
                                           Interest  Depletion, and  for Long-Lived
(all dollar amounts in thousands)          Income     Amortization       Assets
2002
Printing & Writing                         $   -        $16,545         $  8,751
Specialty Paper                                -         25,084            3,551
Towel & Tissue                                 -         18,077            5,897
Corporate and unallocated                     25            918            1,002
                                           $  25        $60,624         $ 19,201

2001
Printing & Writing                         $   -        $16,972         $  9,308
Specialty Paper                               15         25,277            8,615
Towel & Tissue                                 -         17,214           10,902
Corporate and unallocated                    247          1,485              966
                                           $ 262        $60,948         $ 29,791

2000
Printing & Writing                         $  15        $16,546         $ 18,273
Specialty Paper                                3         24,037           59,937
Towel & Tissue                                 -         16,405            5,793
Corporate and unallocated                    120          1,872            2,893
                                            $138        $58,860         $ 86,896

COMPANY GEOGRAPHIC DATA

The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries are as follows:


(all dollar amounts in thousands)              2002        2001         2000
United States                                $884,213    $884,088     $918,468
All foreign countries                          64,485      59,641       72,456
                                             $948,698    $943,729     $990,924

QUARTERLY FINANCIAL DATA (UNAUDITED)

(all dollar amounts in thousands,           First       Second     Third       Fourth
except per share data)                     Quarter*    Quarter    Quarter     Quarter**    Annual
2002
Net sales                                  $225,928    $237,820   $251,149    $233,801    $948,698
Gross profit                                 25,328      28,471     28,146      30,439     112,384
Operating profit                              8,256      11,768     14,680      12,718      47,422
Net earnings                                  3,428       5,696      7,577       6,367      23,068
Net earnings per share basic and diluted   $   0.07    $   0.11   $   0.15    $   0.12    $   0.45

2001
Net sales                                  $234,145    $240,637   $245,106    $223,841    $943,729
Gross profit                                 15,942      23,856     29,931      26,412      96,141
Operating profit (loss)                      (1,730)      4,678     14,824      10,507      28,279
Net earnings (loss)                          (3,768)        682      7,250       4,749       8,913
Net earnings (loss) per
   share basic and diluted                 $  (0.07)   $   0.01   $   0.14    $   0.09    $   0.17

2000
Net sales                                  $253,736    $254,980   $250,650    $231,558    $990,924
Gross profit                                 28,266      31,855     25,435      18,447     104,003
Operating profit (loss)                     (15,953)     16,096     11,483       6,159      17,785
Net earnings (loss)                         (12,921)      7,798      4,746       1,842       1,465
Net earnings (loss) per
   share basic and diluted                 $  (0.25)   $   0.15   $   0.09    $   0.04    $   0.03

* In 2000, includes an after-tax expense of $16.3 million ($25.0 million pretax) or $0.32 per share for restructuring expenses relating to the closure of the Sorg Paper Company.
** In 2000, includes an after-tax income of $2.3 million ($2.7 million pretax) or $0.04 per share for a change in restructuring expense estimate relating to the closure of the Sorg Paper Company.

MARKET PRICES FOR COMMON SHARES (UNAUDITED)

                         2002                     2001                   2000
                                Cash                     Cash                   Cash
                              Dividends                Dividends              Dividends
                                Paid                     Paid                   Paid
                Price   Price    Per    Price    Price    Per    Price  Price    Per
Quarter          High    Low    Share    High     Low    Share    High   Low    Share
1st            $12.97  $10.50  $0.085   $13.00 $  9.94  $0.085   $14.63 $9.50  $0.080
2nd             14.00   11.20   0.085    14.00   11.52   0.085    13.25  8.50   0.085
3rd             12.09    9.00   0.085    13.58    7.85   0.085    10.19  7.75   0.085
4th             11.81    8.14   0.085    12.16    9.65   0.085    12.13  7.56   0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.
                                      -57-
Schedule II - Valuation and Qualifying Accounts

                                     Allowance for
                                       Doubtful
                                       Accounts
Balance December 31, 1999             $ 3,570
   Charges to cost and expense            630
   Deductions                            (363)

Balance December 31, 2000               3,837
   Charges to cost and expense          1,397
   Deductions                            (583)

Balance December 31, 2001               4,651
   Charges to cost and expense            342
   Deductions                          (2,617)

Balance December 31, 2002             $ 2,376

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 18, 2002, Deloitte & Touche LLP was appointed as independent auditor for the 2002 fiscal year. Information required by Item 304 of Regulation S-K is incorporated by reference to the Company's Form 8-K dated June 18, 2002.

On October 19, 2001, Arthur Andersen LLP was appointed as independent auditor for the 2001 fiscal year. Information required by Item 304 of Regulations S-K is incorporated by reference to the Company's Form 8-K dated October 19, 2001.
                                      -58-
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the disclosure in the Company's proxy statement relating to the 2003 annual meeting of shareholders (the "2003 Proxy Statement") beginning under the subcaption "Proposal Requiring Your Vote - Election of Directors" and ending at the subcaption "Committees of the Board of Directors." Information relating to the identification of executive officers of the Company is found in Part I of this Form 10-K. Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement under the subcaption "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement under the subcaption "Compensation of Directors." Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the disclosure in the 2003 Proxy Statement beginning under the caption "Executive Compensation," through the disclosure ending under the subcaption, "Retirement Benefits," and (2) the disclosure in the 2003 Proxy Statement under the subcaption " Report of the Compensation Committee - Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement beginning under the subcaption "Stock Ownership of Directors, Executive Officers, and 5% Shareholders" and ending at the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance."
                                      -59-
The following table sets forth, as of December 31, 2002, information with respect to compensation plans under which the Company's common stock is authorized for issuance:

Plan category               Number of securities to be   Weighted-average exercise   Number of securities
                            issued upon exercise of      price of outstanding        remaining available for
                            outstanding options,         options, warrants and       future issuance under
                            warrants and rights(1)       rights(1)                   equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a))(1)
                                     (a)                         (b)                           (c)
Equity compensation plans
approved by security
holders                         2,212,208(2)                   $  11.78                     1,555,066

Equity compensation plans
not approved by security
holders                                 0                           N/A                             0

Total                           2,212,208                      $  11.78                     1,555,066

      (1)Securities include only options under the Company's stock-option plans.
      (2)Excludes options with respect to 252,560 shares granted under stock option plans of Mosinee Paper Corporation as of December 17, 1997 (the date of the merger between Wausau Paper Mills Company and Mosinee Paper Corporation) at a weighted-average exercise price of $11.87. No additional options have been granted from the stock-option plans then in effect for Mosinee Paper Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2003 Proxy Statement under the subcaption "Determination of Independence of Directors."

ITEM 14.  CONTROLS AND PROCEDURES.

During the 90-day period prior to the filing date of this Form 10-K, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                      -60-
                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this report.
(1) The following consolidated financial statements of the Company and the Independent Auditors' Report and Reports of Independent Public Accountants thereon are filed as part of this report:
      (i)   Consolidated Balance Sheets as of December 31, 2002 and 2001
      (ii) Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000
      (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
      (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000
      (v)   Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules
      The following financial statement schedule is filed as part of this report:
      (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000 (page 58)

      All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

(3)   Exhibits

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

      Exhibit
      Number                        Description
      3.1 Restated Articles of Incorporation, as amended October 21, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)
      3.2 Restated Bylaws, as amended December 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 17, 1997, Commission File No. 33-42445)
      4.1 Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)
      4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)
      4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)

      4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
                                      -61-
      4.5 Revolving Credit Agreement dated December 10, 1999 among the Company and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
      4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
      10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)*
      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.4 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
            1998)*
      10.9 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*
      10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

      10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
                                      -62
      10.14 2002 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*
      10.15 2003 Incentive Compensation Plan for Executive Officers*
      10.16 2000 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)*
      21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
      23.1  Consent of Deloitte & Touche LLP
            (Consent of Arthur Andersen LLP omitted pursuant to Rule 437a under the Securities Act of 1933, as amended)
      23.2  Consent of Wipfli Ullrich Bertelson LLP
      99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002
            * Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

(b)   Reports on Form 8-K:

      Form 8-K Dated October 16, 2002. The Company filed a current report on Form 8-K on October 16, 2002, reporting earnings and net sales information for the quarter ended September 30, 2002 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.
                                      -63
                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER
                                    CORPORATION


March 17, 2003                      SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                       Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 17, 2003



THOMAS J. HOWATT                              RICHARD L. RADT
Thomas J. Howatt                              Richard L. Radt
President and Chief Executive Officer         Vice Chairman of the Board
(Principal Executive Officer)


SAN W. ORR, JR.                               WALTER ALEXANDER
San W. Orr, Jr.                               Walter Alexander
Chairman of the Board                         Director



DENNIS J. KUESTER                             DAVID B. SMITH, JR.
Dennis J. Kuester                             David B. Smith, Jr.
Director                                      Director



GARY W. FREELS                                HARRY R. BAKER
Gary W. Freels                                Harry R. Baker
Director                                      Director

                                 CERTIFICATIONS

      I, Thomas J. Howatt, certify that:

      1. I have reviewed this annual report on Form 10-K of Wausau-Mosinee Paper Corporation (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003                      THOMAS J. HOWATT
                                           Thomas J. Howatt
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

      I, Scott P. Doescher, certify that:

      1. I have reviewed this annual report on Form 10-K of Wausau-Mosinee Paper Corporation (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003               SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President, Finance
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX*
                                      TO
                                   FORM 10-K
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. section 232.102(D))




Exhibit  10.15  2003 Incentive Compensation Plans for Executive Officers

Exhibit  23.1   Consent of Deloitte & Touche LLP

Exhibit  23.2   Consent of Wipfli Ullrich Bertelson LLP

Exhibit  99.1   Certifications under Section 906 of Sarbanes-Oxley Act of 2002


* Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 15 of Form 10-K to which this Exhibit Index relates.
                                      -68-