Form 10-Q
period 2003-03-31
WAUSAU MOSINEE PAPER CORP
filed 2003-05-14
CIK 105076

FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

(Mark One)
 [ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended MARCH 31, 2003

                                                  OR
 [    ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____________ to _____________

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

The number of common shares outstanding at April 30, 2003 was 51,551,891.

                                WAUSAU-MOSINEE PAPER CORPORATION

                                          AND SUBSIDIARIES

                                                INDEX
                                                                        Page No.
PART I.     FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Statements of Operations,
                  Three Months Ended
                  March 31, 2003 (unaudited) and
                  March 31, 2002 (unaudited)                              1

                  Condensed Consolidated Balance
                  Sheets, March 31, 2003 (unaudited)
                  and December 31, 2002 (derived from
                  audited financial statements)                           2

                  Condensed Consolidated Statements
                  of Cash Flows, Three Months
                  Ended March 31, 2003 (unaudited)
                  and March 31, 2002 (unaudited)                           3

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                       3-7

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                             8-13

      Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                                       13

      Item 4.     Controls and Procedures                                 13

PART II.    OTHER INFORMATION

      Item 5.     Other Information                                       14

      Item 6.     Exhibits and Reports on Form 8-K                        14

                                   PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   Three Months Ended
                                                        March 31,
(Dollars in thousands, except per share data)     2003           2002
NET SALES                                        $239,826   $ 225,928
Cost of products sold                             218,947     200,600

GROSS PROFIT                                       20,879      25,328

Selling and administrative expenses                16,244      17,072

OPERATING PROFIT                                    4,635       8,256

Interest expense                                   (2,501)     (2,763)

Other income (expense), net                           (14)        (55)

EARNINGS BEFORE INCOME TAXES                        2,120       5,438

Provision for income taxes                            785       2,010

NET EARNINGS                                     $  1,335    $  3,428

NET EARNINGS PER SHARE - BASIC                   $   0.03    $   0.07

NET EARNINGS PER SHARE - DILUTED                $    0.03    $   0.07

Weighted average shares outstanding-basic      51,536,891  51,515,064

Weighted average shares outstanding-diluted    51,604,298  51,640,827

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS



(Dollars in thousands)                           MARCH 31,   December 31,
                                                   2003          2002
ASSETS                                         (UNAUDITED)
   Current assets:
   Cash and cash equivalents                     $  23,458   $  23,383
   Receivables, net                                 83,284      70,806
   Refundable income taxes                           3,234      10,264
   Inventories                                     123,706     119,033
   Deferred income taxes                            12,787      12,812
   Other current assets                              3,655       4,100
      Total current assets                         250,124     240,398

Property, plant and equipment, net                 590,994     597,979
Other assets                                        38,573      35,380

TOTAL ASSETS                                      $879,691    $873,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $  75,045   $  63,422
   Accrued and other liabilities                    49,544      58,578
      Total current liabilities                    124,589     122,000

Long-term debt                                     165,612     162,763
Deferred income taxes                              110,389     111,377
Postretirement benefits                             53,364      52,534
Pension                                             50,253      51,142
Other noncurrent liabilities                        18,201      17,993
      Total liabilities                            522,408     517,809
Stockholders' equity                               357,283     355,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $879,691    $873,757

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                      Three Months Ended
                                                           March 31,
(Dollars in thousands)                                  2003        2002
Net cash provided by (used in) operating activities    $14,508    ($1,498)

Cash (used in) investing activities:
     Capital expenditures                              (4,669)     (6,881)
     Acquisition of business                           (8,413)          -
                                                      (13,082)     (6,881)

Cash provided by (used in) financing activities:
     Net borrowings under credit agreements             3,030      13,039
     Dividends paid                                    (4,381)     (4,378)
     Stock options exercised                              -           324
                                                       (1,351)      8,985

Net increase in cash and cash equivalents                  75         606
Cash and cash equivalents, beginning of period         23,383      12,010

Cash and cash equivalents, end of period              $23,458     $12,616

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2002, for the Company's accounting policies which are pertinent to these statements.

Note 2. Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.4 million in cash. The acquisition is being accounted
                                      -3-
        for as a purchase business combination
        and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition. The pro forma disclosures required under Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" have not been presented as the impact of this acquisition does not materially impact the results of operations.

Note 3. SFAS No. 143, "Accounting for the Impairment or Disposal of Long-Lived Assets," establishes accounting and reporting standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. There was no significant impact on the results of operations as a result of the adoption.

Note 4. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended March 31, 2003, the credit for incentive plans was $251,000. For the three months ended March 31, 2002, the provision for incentive plans was $534,000.

        As permitted under SFAS No. 123, the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."

        Pro forma net earnings and earnings per share had the Company elected to adopt the fair-value based method" of SFAS No. 123, "Accounting for Stock-Based Compensation," are as follows:

        (Dollars in thousands, except per share amounts)
                                                                    Three Months
                                                                   Ended March 31,
                                                                   2003       2002
        Net earnings, as reported                                $1,334      $3,428
        Add: Total stock-based employee compensation
              expense (credit) under APB No. 25, net of
              related tax effects                                  (158)        336
        Deduct: Total stock-based compensation (expense)
               credit determined under fair-value based method
               for all awards, net of related tax effects           133        (339)
        Proforma                                                 $1,309      $3,425

        Earnings per share - basic:
           As reported                                            $0.03       $0.07
           Pro forma                                              $0.03       $0.07
        Earnings per share - diluted:
           As reported                                            $0.03       $0.07
           Pro forma                                              $0.03       $0.07

<CAPTION
Note 5. Basic and diluted earnings per share are recognized as follows:

        (Dollars in thousands, except per share amounts)
                                                                    Three Months
                                                                   Ended March 31,
                                                                  2003         2002
        Net earnings                                        $      1,335  $     3,428

        Basic weighted average common shares outstanding      51,536,891   51,515,064
        Dilutive securities:
           Stock option plans                                     67,407      125,763
        Diluted weighted average common shares outstanding    51,604,298   51,640,827

        Net earnings per share-basic                        $       0.03  $      0.07
        Net earnings per share-diluted                      $       0.03  $      0.07

        For the three months ended March 31, 2003, options for 881,255 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended March 31, 2002, options for 738,855 shares were excluded from the diluted EPS calculation because the options were antidilutive.

Note 6. Accounts receivable consisted of the following:

        (Dollars in thousands)                 MARCH 31,      December 31,
                                                2003               2002
        Trade                                 $83,902           $71,655
        Other                                   1,713             1,527
                                               85,615            73,182
        Less: Allowances                        2,331             2,376
                                              $83,284           $70,806

Note 7. The various components of inventories were as follows:

        (Dollars in thousands)                MARCH 31,       December 31,
                                                2003              2002
        Raw Materials                       $  36,701         $  33,989
        Finished Goods and Work in Process     80,541            79,200
        Supplies                               28,476            27,463
            Subtotal                          145,718           140,652
        Less:  LIFO Reserve                    22,012            21,619
        Net inventories                      $123,706          $119,033

Note 8. The accumulated depreciation on fixed assets was $627,257,000 as of March 31, 2003 and $613,840,000 as of December 31, 2002. The provision for depreciation, amortization and depletion for the three months ended March 31, 2003 and March 31, 2002 was $15,045,000 and $15,196,000,
        respectively.

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

                                      -6-
        RECONCILIATIONS
        The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                      Three Months
                                                     Ended March 31,
        (Dollars in thousands-unaudited)           2003           2002
        Net sales external customers
            Printing & Writing                 $  98,377       $  96,307
            Specialty Paper                       92,458          82,920
            Towel & Tissue                        48,991          46,701
                                               $ 239,826       $ 225,928
        Net sales intersegment
            Printing & Writing                 $   1,478       $   1,844
            Specialty Paper                            0              83
            Towel & Tissue                             0               0
                                               $   1,478       $   1,927
        Operating profit (loss)
            Printing & Writing                 $   1,486       $   6,804
            Specialty Paper                        1,512            (930)
            Towel & Tissue                         4,031           5,558
        Total reportable segment
            operating profit                       7,029          11,432
        Corporate & eliminations                  (2,394)         (3,176)
        Interest expense                          (2,501)         (2,763)
        Other income (expense)                       (14)            (55)
        Earnings before income taxes           $   2,120       $   5,438

        (Dollars in thousands-unaudited)        MARCH 31,      December 31,
                                                  2003            2002
        Segment Assets
            Printing & Writing                   $297,315        $284,652
            Specialty Paper                       347,083         347,380
            Towel & Tissue                        171,804         170,854
            Corporate & Unallocated*               63,489          70,871
                                                 $879,691        $873,757

        * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with segments.

Note 10. Subsequent to the close of the first quarter, the Company and its wholly-owned subsidiary, Bay West Paper Corporation, reached a favorable settlement of all claims of the parties in the litigation with Georgia-Pacific Corporation in the U.S. District Court for the Eastern District of Kentucky. The Company had alleged infringement by Georgia-Pacific on a patent used in the Bay West
          WAVE 'N DRY{reg-trade-mark} dispenser.
                                      -7-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales
                                                 Three Months Ended March 31,
(Dollars in thousands)                                2003         2002
Net sales                                         $239,826       $225,928
Percent increase/(decrease)                             6%             4%

For the three months ended March 31, 2003, consolidated net sales for the Company were $239.8 million compared to $225.9 million for the same three month period in 2002, an increase of 6%. Company-wide shipments in the first quarter of 2003 were 210,756 tons, a 6% improvement over the 199,123 tons shipped in the first quarter of 2002. First quarter 2003 average selling price increased less than 1% as compared to the same period in 2002 with product mix improvements offsetting a slight decrease in product selling prices. Actual product selling prices were less than 1% lower in the current-year quarter affecting net sales by $0.5 million, while product mix enhancements improved average selling price and net sales by approximately 1% and $2.7 million, respectively.

First quarter net sales and shipments for the Printing & Writing Group were similar in 2003 compared to the first quarter of 2002. As a group, net sales improved 2% to $98.4 million in 2003 from $96.3 million reported for the same three-month period in 2002. Shipments grew by 2% quarter-over-quarter from the 87,069 tons in 2002 to 88,731 tons in 2003. Average net selling price increased 1% for the comparable quarters, with mix improvement offsetting selling price declines. First quarter retail product shipments increased 19% compared to last year and premium paper shipments increased 6%. Demand for uncoated free-sheet papers decreased approximately 2% compared to the same period last year. Market conditions remained weak and pricing competitive as the second quarter began.

During the first quarter of 2003, the Company acquired the production assets, customer base, and certain components of working capital of Laminated Papers, Inc., a producer of moisture barrier laminated roll wrap product. The acquisition increases the Printing & Writing Group's estimated share of the laminated roll wrap product to slightly more than 50%, or approximately 80,000 tons.

The Specialty Paper Group's net sales improved to $92.5 million for the three months ended March 31, 2003 compared to $82.9 million in the three months ended March 31, 2002, or 12%. Volume gains accounted for the improvement in revenues as average selling prices remained flat when comparing the first quarter of 2003 to the first quarter of 2002. Shipments increased 11% to 87,675 tons in the first quarter of 2003 compared to 78,685 tons in 2002. Despite sluggish market conditions, current year shipment increases were due, in part, to the volume ramp-up of new products including pressure-sensitive release liners and food packaging grades. Revenues from products introduced within the previous three years exceeded 40% for both periods.
                                      -8-
Net sales for the first quarter of 2003 increased 5% over the first quarter of 2002 for the Towel & Tissue Group with net sales of $49.0 million and $46.7 million for the three months ended March 31, 2003 and 2002, respectively. Mix enhancement and product changes improved average net selling price approximately 2% quarter-over-quarter. In addition, gains were realized in shipments with 34,350 tons shipped in the first quarter of 2003 compared to 33,369 tons shipped in the first quarter of 2002-a 3% improvement quarter-over-quarter. The "away-from-home" segment of the towel and tissue market grew nearly 2% in the first quarter of 2003 compared with the same period in 2002.

Gross Profit
                                             Three Months Ended March 31,
(Dollars in thousands)                            2003         2002
Gross profit on sales                           $20,879       $25,328
Gross profit margin                                  9%           11%
</TABLE
Gross profit for the three months ended March 31, 2003, was $20.8 million compared to $25.3 million for the three months ended March 31, 2002.  The decrease in the gross profit margin year-over-year was principally due to increases in energy and fiber prices.  These increases were partially offset by volume gains, operational efficiencies and cost-reduction efforts.  In total, the natural gas price per decatherm increased 102% resulting in additional cost of $5.8 million in the first quarter of 2003 compared to the first quarter of
2002 while fuel oil costs increased by $0.8 million.  Compared to the first quarter of 2002, market pulp prices were higher by $33 per air-dried metric ton, or approximately $3.4 million, quarter-over-quarter while wastepaper prices were higher by $34 per standard ton, or approximately $1.4 million.

As the second quarter began, market pulp costs continued to climb while natural gas prices declined from peak first quarter levels but remained well above historical averages. At quarter-end, approximately 25% of the Company's May through December natural gas requirements were protected through purchase contracts, with approximately half of the May and June requirements protected and reduced volumes protected in later months. The price of these contracts is approximately 15% below the Company's first quarter average price.

The Printing & Writing Group's gross profit for the first quarter of 2003 was 7% of net sales compared to 13% for the same period last year. The decline in quarter-over-quarter gross margins is attributable to unfavorable pricing in both natural gas and market pulp as discussed in the consolidated gross margin comparisons.

The Specialty Paper Group's improved operations and cost-reduction efforts offset the unfavorable impacts of natural gas and market pulp to report improved year-over-year margins-from 4% in the first three months of 2002 to 6% in the first three months of 2003.

The gross profit margin for the Towel & Tissue Group declined from 20% in the first quarter of 2002 to 16% in the first quarter of 2003. As indicated in the consolidated gross profit margin comparisons, unfavorable wastepaper prices contributed to the reduced margin.
                                      -9-
Consolidated order backlogs increased to approximately 38,800 tons at March 31, 2003 from approximately 32,500 tons at March 31, 2002. Backlog tons at March 31, 2003 represent $41.9 million in sales compared to $36.1 million in sales at March 31, 2002. Improvements in customer backlog were most significant in the Specialty Paper Group with backlog tons improving to 29,100 tons at the end of the first quarter of 2003 compared to 20,800 tons at the end of the first quarter of 2002. The Printing & Writing Group backlog tons declined from 10,100 tons as of March 31, 2002 to 8,400 tons at March 31, 2003. The Towel & Tissue Group experienced a slight decline in backlogs compared to the first quarter of 2002 at 1,300 tons compared to 1,600 tons. The change in customer order backlogs does not necessarily indicate strengthening business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                                  Three Months Ended March 31,
(Dollars in thousands)                                 2003         2002
Selling and administrative expense                  $16,244       $17,072
Percent increase/(decrease)                             (5%)          (3%)
As a percent of net sales                                7%            8%

In the first quarter of 2003, the income recorded for the stock-incentive programs was $0.3 million and in the same period of 2002, the expense recognized for these programs was $0.5 million.

Other Income and Expense
                                                   Three Months Ended March 31,
(Dollars in thousands)                                  2003         2002
Interest expense                                       $2,501       $2,763
Other expense                                              14           55

Interest expense was $2.5 million in the first quarter of 2003 compared to $2.8 million in the first quarter of 2002. The decrease quarter-over-quarter was attributable to lower average debt levels partially offset by a slightly higher effective interest rate. Long-term debt was $165.6 million and $205.1 million at March 31, 2003 and 2002, respectively. Long-term debt at December 31, 2002, was $162.8 million. Interest expense is expected to remain slightly lower in 2003 than in 2002 due to reduced borrowings against the Company's credit facilities.

Income Taxes
                                                Three Months Ended March 31,
(Dollars in thousands)                               2003         2002
Provision for income taxes                           $785        $2,010
Effective tax rate                                     37           %37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2003 is expected to remain at 37%.
                                      -10-
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

                                                  Three Months Ended March 31,
(Dollars in thousands)                                 2003         2002
Cash provided by (used in) operating activities      $14,508      ($1,498)
Capital expenditures                                   4,669        6,881

For the three months ended March 31, 2003, cash provided by operating activities was $14.5 million and improved from the cash used in operations for the three months ended March 31, 2002, of $1.5 million. The improvement in cash flows provided by operating activities quarter-over-quarter is attributable to $7.0 million in refunds received in the first quarter of 2003 on income taxes, seasonal inventory builds at levels lower than realized in the first quarter of 2002, and the timing of payments in other assets and accounts payable in the first quarter of 2003 compared to the same period in 2002.

In 2003, the Company has continued efforts initiated in 2001 to limit capital spending due to weak economic conditions and to excess production capacity in the paper industry. As a result, capital spending in the first quarter of 2003 was $4.7 million, a decline of 32% from the first quarter of 2002. The reduction in spending compared with 2002 was accomplished by limiting capital spending to projects which the Company had identified as providing a return on investment exceeding the Company's cost of capital, and capital projects required to maintain current production levels or efficiencies. Capital spending for 2003 is expected to be less than $40 million, or two-thirds the Company's rate of depreciation, depletion, and amortization.

For 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.1 million in the Printing & Writing Group as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $0.3 million on a process control system computer replacement at the Groveton mill. In the Towel & Tissue Group, $0.6 million was spent on a screw press project and $0.5 million was spent for various converting lines.

The balance of spending for the first quarter of 2003 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $1.8 million for essential non or low-return projects, and approximately $1.4 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

During the first three months of 2002, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.6 million for a pulp mill digester replacement and $0.3 million for a paper machine process control system replacement at the Printing & Writing Group's Brokaw and Groveton mills, respectively. At the Towel & Tissue Group, $2.0 million was spent on various converting lines. The balance of the spending in the first quarter of 2002 was on projects individually under $1.0 million.

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.4 million in cash. The acquisition is being accounted for as a purchase
                                      -11-
business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition.

Debt and Equity

                                                  March 31,   December 31,
(Dollars in thousands)                              2003         2002
Total debt                                        $165,612     $162,763
Stockholders' equity                               357,283      355,948
Total capitalization                               522,895      518,711
Long-term debt/capitalization ratio                     32%          31%

As of March 31, 2003, total debt increased from December 31, 2002 by $2.8 million to $165.6 million. The increase in total debt is due primarily to the acquisition of a business that occurred on March 3, 2003. For additional information, please refer to the preceding discussion and Note 3 in the Notes to Condensed Consolidated Financial Statements.

In the first quarter of 2003, the Company elected not to renew a $12.5 million revolving note agreement which expired on March 8, 2003. On March 31, 2003, the Company had approximately $128.0 million available from existing bank facilities. The Company's borrowing capacity and cash provided by operations are expected to meet capital and dividend requirements.

Dividends

A dividend declared on December 12, 2002 of $0.085 per common share was paid on February 17, 2003 to shareholders of record on February 1, 2003. At the April 17, 2003 meeting of the Board of Directors, a quarterly cash dividend was declared in the amount of $0.085 per common share. The dividend is payable on May 15, 2003 to shareholders of record on May 1, 2003.
                                      -12-


INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this Form 10-Q, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                      -13-

                                     PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Subsequent to the close of the first quarter, the Company and its wholly-owned subsidiary, Bay West Paper Corporation, reached a favorable settlement of all claims of the parties in the litigation with Georgia-Pacific Corporation in the U.S. District Court for the Eastern District of Kentucky. The Company had alleged infringement by Georgia-Pacific on a patent used in the Bay West
WAVE 'N DRY{reg-trade-mark} dispenser.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K

   10.1 Executive Deferred Compensation Plan
   99.1 Certification under Section 906 of Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

   Form 8-K dated January 29, 2003. The Company filed a current report on Form 8-K on January 29, 2003, reporting earnings and net sales information for the fourth quarter ended December 31, 2002 and for the fiscal year ended December 31, 2002 under Item 5 and additional related information under Item 9, Regulation FD Disclosure.

   Form 8-K dated March 5, 2003. The Company filed a current report on Form 8-K on March 5, 2003, reporting the acquisition of the production assets and customer base of Laminated Products, Inc. under Item 5 and additional related information under Item 9, Regulation FD Disclosure.
                                      -14-
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



May 14, 2003                        SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

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


Date:  May 14, 2003


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


Date:  May 14, 2003



                                     SCOTT P. DOESCHER
                                     Scott P. Doescher
                                     Senior Vice President, Finance
                                     (Principal Financial Officer)
                                      -19-

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))


The following exhibits are filed as part of this report:

10.1  Executive Deferred Compensation Plan

99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002
                                      -20-