Form 10-Q
period 2003-06-30
WAUSAU MOSINEE PAPER CORP
filed 2003-08-14
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2003

                                      OR
        [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                              Yes   X      No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes   X      No ____

The number of common shares outstanding at July 31, 2003 was 51,551,891.

                       WAUSAU-MOSINEE PAPER CORPORATION

                               AND SUBSIDIARIES

                                     INDEX
                                                                       Page No.
PART I.                      FINANCIAL INFORMATION

      Item   1.   Financial Statements
                  Condensed Consolidated Statements of
                  Operations, Three Months and Six Months Ended
                  June 30, 2003 (unaudited) and
                  June 30, 2002 (unaudited)                                   1

                  Condensed Consolidated Balance
                  Sheets, June 30, 2003 (unaudited)
                  and December 31, 2002 (derived from
                  audited financial statements)                               2

                  Condensed Consolidated Statements
                  of Cash Flows, Six Months
                  Ended June 30, 2003 (unaudited)
                  and June 30, 2002 (unaudited)                               3

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                          3-8

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                9-15

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk 16

      Item 4.     Controls and Procedures                                    16

PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders        17

      Item 5.     Other Information                                          17

      Item 6.     Exhibits and Reports on Form 8-K                           17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
(Dollars in thousands, except per share data)         2003     2002           2003           2002
NET SALES                                        $ 242,833    $ 237,820      $482,659    $ 463,748

Cost of products sold                              217,737      209,349       436,684      409,949

GROSS PROFIT                                        25,096       28,471        45,975       53,799

Selling and administrative expenses                 17,419       16,703        33,663       33,775

OPERATING PROFIT                                     7,677       11,768        12,312       20,024

Interest expense                                    (2,570)      (2,773)       (5,071)      (5,536)

Other income (expense), net                             15            41            1          (14)

EARNINGS BEFORE INCOME TAXES                         5,122         9,036        7,242       14,474

Provision for income taxes                           1,894         3,340        2,679        5,350

NET EARNINGS                                     $   3,228    $    5,696     $  4,563    $   9,124

NET EARNINGS PER SHARE-BASIC                     $    0.06    $     0.11     $   0.09    $    0.18

NET EARNINGS PER SHARE-DILUTED                   $    0.06    $     0.11     $   0.09    $    0.18

Weighted average shares outstanding-basic       51,550,078    51,536,891   51,543,521   51,526,038

Weighted average shares outstanding-diluted     51,650,691    51,727,711   51,627,531   51,684,330

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                JUNE 30,   December 31,
                                                       2003         2002
ASSETS                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                        $  24,304   $  23,383
   Receivables, net                                    81,651      70,806
   Refundable income taxes                              1,577      10,264
   Inventories                                        130,529     119,033
   Deferred income taxes                               12,439      12,812
   Other current assets                                 3,642       4,100
      Total current assets                            254,142     240,398

Property, plant and equipment, net                    581,405     597,979
Other assets                                           40,115      35,380

TOTAL ASSETS                                        $ 875,662   $ 873,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt             $     110   $       0
   Accounts payable                                    73,058      63,422
   Accrued and other liabilities                       55,497      58,578
      Total current liabilities                       128,665     122,000

Long-term debt                                        162,593     162,763
Deferred income taxes                                 110,380     111,377
Postretirement benefits                                54,179      52,534
Pension                                                49,647      51,142
Other noncurrent liabilities                           18,277      17,993
      Total liabilities                               523,741     517,809
Stockholders' equity                                  351,921     355,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 875,662   $ 873,757

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
(Dollars in thousands)                                  2003        2002
Net cash provided by operating activities             $27,965    $26,883

Cash used in investing activities:
   Capital expenditures                               (9,975)    (10,429)
   Acquisition of business                            (8,413)          0
   Proceeds on sale of property, plant and equipment       6         165
                                                     (18,382)    (10,264)
Cash used in financing activities:
   Net payments under credit agreements                     0    ( 6,110)
   Payments under capital lease obligation               (34)          0
   Dividends paid                                     (8,763)    ( 8,759)
   Proceeds from stock-option exercise                    135        325
                                                      (8,662)    (14,544)

Net increase in cash and cash equivalents                 921      2,075
Cash and cash equivalents, beginning of period         23,383     12,010

Cash and cash equivalents, end of period              $24,304    $14,085

Noncash investing and financing activities: A capital lease obligation of $336 was recorded in the second quarter of 2003 when the Company entered into a lease for new equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries.
        All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K for the year ended December 31, 2002, for the Company's accounting policies which are pertinent to these statements.
                                       3
Note 2. During the second quarter of 2003, the Company's Towel & Tissue Group, reached a settlement of all claims of the parties in the patent litigation. As a result of the settlement, the Company recognized $4.2 million in pre-tax income (reduction of cost of sales) as a fee for licensing certain patented dispenser technologies.

Note 3. Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.4 million in cash. The acquisition is being accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition. The pro forma disclosures required under Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" have not been presented as the impact of this acquisition does not materially impact the results of operations.

Note 4. SFAS No. 143, "Accounting for Asset Retirement Obligations," Establishes accounting and reporting standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. There was no significant impact on the financial statements as a result of the adoption.

Note 5. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended June 30, 2003, the provision for incentive plans was $665,000. For the three months ended June 30, 2002, the credit for incentive plans was $317,000. For the six months ended June 30, 2003 and 2002, provisions of $414,000 and $216,000, respectively, were recognized as stock incentive plan expense.
                                       4
        As permitted under SFAS No. 123, the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."

       Pro forma net earnings and earnings per share had the Company elected to adopt the fair-value based method" of SFAS No. 123, "Accounting for Stock-Based Compensation," are as follows:

       (Dollars in thousands, except per share amounts)
                                                     Three Months                 Six Months
                                                     Ended June 30,              Ended June 30,
                                                  2003         2002           2003          2002
       Net earnings, as reported            $    3,228    $    5,696     $    4,563    $    9,124
       Add: Total stock-based employee
            compensation expense (credit)
            under APB No. 25, net of
            related tax effects                    419          (200)           261           136
       Deduct: Total stock-based
            compensation expense (credit)
            determined under fair-value
            based method for all awards,
            net of related tax effects             460          (138)           327           201
       Proforma                             $    3,187    $    5,634     $    4,497     $   9,059

       Earnings per share - basic:
            As reported                     $     0.06    $     0.11     $     0.09    $     0.18
            Pro forma                       $     0.06    $     0.11     $     0.09    $     0.18
       Earnings per share - diluted:
            As reported                     $     0.06    $     0.11     $     0.09    $     0.18
            Pro forma                       $     0.06    $     0.11     $     0.09    $     0.18

                                       5

Note 6.  Basic and diluted earnings per share are recognized as follows:

       (Dollars in thousands, except per share data)

                                                       Three Months                     Six Months
                                                       Ended June 30,                 Ended June 30,
                                                  2003            2002             2003            2002
       Net earnings                       $      3,228    $       5,696     $      4,563    $      9,124
       Basic weighted average common
       shares outstanding                   51,550,078       51,536,891       51,543,521     51,526,038
       Dilutive securities:
         Stock options                         100,613          190,820           84,010        158,292
       Dilutive weighted average common
       shares outstanding                   51,650,691       51,727,711       51,627,531     51,684,330

       Net earnings per share-basic       $       0.06    $        0.11     $      0.09$           0.18

       Net earnings per share-diluted     $       0.06    $        0.11     $      0.09     $      0.18

       For the three months ended June 30, 2003, options for 757,255 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended June 30, 2002, options for 491,251 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the six months ended June 30, 2003 and 2002, 819,255 shares and 615,053 shares, respectively, were excluded from the diluted EPS calculation because the options were antidilutive.

Note 7.  Accounts receivable consisted of the following:

       (Dollars in thousands)                       JUNE 30, December 31,
                                                     2003        2002
       Trade                                       $82,602     $71,655
       Other                                         1,397       1,527
                                                    83,999      73,182
       Less: Allowances                              2,348       2,376
                                                   $81,651     $70,806

                                       6
Note 8.  The various components of inventories were as follows:

       (Dollars in thousands)                       JUNE 30, December 31,
                                                     2003        2002
       Raw Materials                             $  38,023   $  33,989
       Finished Goods and Work in Process           91,359      79,200
       Supplies                                     28,030      27,463
       Subtotal                                    157,412     140,652
       Less:  LIFO Reserve                          26,883      21,619
       Net inventories                           $ 130,529   $ 119,033

Note 9. The accumulated depreciation on fixed assets was $639,510,000 as of June 30, 2003 and $613,840,000 as of December 31, 2002. The
         provision for depreciation, amortization and depletion for the six months ended June 30, 2003 and June 30, 2002 was $30,558,000 and $30,345,000, respectively.

Note 10.  Interim Segment Information

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

       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                  Three Months          Six Months
                                                  Ended June 30,       Ended June 30,
       (Dollars in thousands)                    2003      2002        2003      2002
       Net sales external customers
          Printing & Writing                 $  99,458  $  95,790    $197,835  $192,097
          Specialty Paper                       89,701     88,756     182,159   171,676
          Towel & Tissue                        53,674     53,274     102,665    99,975
                                             $ 242,833  $ 237,820    $482,659  $463,748
       Net sales intersegment
          Printing & Writing                 $   1,995  $   1,761    $  3,473  $  3,605
          Specialty Paper                            0         67           0       150
          Towel & Tissue                             0          0           0         0
                                             $   1,995  $   1,828    $  3,473  $   3,755
       Operating profit (loss)
          Printing & Writing                 $   2,704  $  10,524    $  4,190  $  17,328
          Specialty Paper                           64     (2,854)      1,576     (3,784)
          Towel & Tissue                         8,372      6,260      12,403     11,818
       Total reportable segment
         operating profit                       11,140     13,930      18,169     25,362
       Corporate & eliminations                 (3,463)    (2,162)     (5,857)    (5,338)
       Interest expense                         (2,570)    (2,773)     (5,071)    (5,536)
       Other income/expense                         15         41           1        (14)
       Earnings before income taxes          $   5,122  $   9,036    $  7,242  $  14,474

       (Dollars in thousands)                       JUNE 30,   December 31,
                                                     2003         2002
       Segment Assets
          Printing & Writing                       $291,585     $284,652
          Specialty Paper                           346,359      347,380
          Towel & Tissue                            175,027      170,854
          Corporate & Unallocated*                   62,691       70,871
                                                   $875,662     $873,757

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales
                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
(Dollars in thousands)                     2003      2002      2003      2002
Net sales                                $242,833  $237,820  $482,659  $463,748
Percent increase/(decrease)                     2%       (1%)       4%       (2%)

For the three months ended June 30, 2003, consolidated net sales for the Company were $242.8 million compared to $237.8 million for the same three month period in 2002, an increase of 2%. Company-wide shipments in the second quarter of 2003 were 211,414 tons, a 1% improvement over the 209,904 tons shipped in the second quarter of 2002. Second quarter 2003 average selling price increased less than 2% as compared to the same period in 2002 with actual product selling prices improving approximately 1%, or $2.6 million, and product mix enhancements accounting for the remainder of the average selling price increase.

For the six months ended June 30, 2003 and 2002, consolidated net sales were $482.7 million and $463.7 million, respectively, representing a 4% improvement year-over-year. Year-to-date shipments at June 30, 2003, improved to 422,170 tons, an increase of 3% over the 409,027 tons reported for the same year-to-date period of 2002. During the first six months of 2003, average selling price improved approximately 1%, with actual product pricing improvements and product mix enhancements accounting for an equal share of the increase. Together, product pricing and product mix changes accounted for approximately $4.6 million of the consolidated net sales improvement.

Second quarter net sales and shipments for the Printing & Writing Group increased 4% and 5%, respectively in 2003 compared to the second quarter of 2002. As a group, net sales improved to $99.5 million in 2003 from $95.8 million reported for the same three-month period in 2002. Shipments grew quarter-over-quarter from the 86,412 tons in 2002 to 90,672 tons in 2003. The increase in tons shipped was driven by a 28 percent increase in laminated roll-wrap volume as a result of the first quarter acquisition of the production assets and customer base of Laminated Papers, Inc. Average net selling price decreased approximately 1% with product mix changes accounting for the decline as actual product pricing was principally unchanged quarter-over-quarter. Second quarter consumer product shipments increased 26% compared to last year and premium paper shipments increased 3%. Shipments to paper merchants and converters declined 5% as demand for uncoated free-sheet papers decreased approximately 2% compared to the same period last year. The decline in shipments to paper merchants and converters is due primarily to a reduction in paper demand of end-use commercial printers. Market conditions remained weak and pricing competitive as the third quarter began.
                                       9
Printing & Writing Group net sales for the first half of 2003 improved 3% to $197.8 million compared to $192.1 million in the first half of 2002. The increase in net sales was due primarily to increased shipments year-over-year with 179,403 tons and 173,481 tons shipped in the first six months of 2003 and 2002, respectively. As in the quarter-over-quarter comparison, the volume improvement was driven by the increase in laminated roll-wrap and consumer product shipments period over period. Average selling price declined less than 1% year-over-year with both real selling prices and product mix marginally weaker in the first six months of 2003.

Specialty Paper Group net sales improved to $89.7 million for the three months ended June 30, 2003 compared to $88.8 million in the three months ended June 30, 2002, an increase of 1%. Shipments declined to 82,651 tons in the second quarter of 2003 compared to 85,741 tons in 2002. The volume decline of approximately 4% was due to a reduction in shipments of non-core product and was more than offset by a 5% improvement in average selling price in the quarter-over-quarter comparison. Product selling prices increased approximately 4%, with product mix enhancements accounting for the balance of the average selling price improvement.

For the first six months of 2003, Specialty Paper Group net sales were $182.2 million compared to $171.7 million in the same period of 2002, an increase of 6%. Shipment volume increased 4% in the year-to-date comparison with 170,326 tons shipped in 2003 and 164,426 tons shipped in 2002. Average selling price improvement of 2% year-over-year contributed to the net sales gain and was driven by actual product pricing improvements of 2% with product mix comparable to prior year.

Net sales for the second quarter of 2003 were comparable to the second quarter of 2002 at $53.7 million and $53.3 million, respectively, in the Towel & Tissue Group. Mix enhancement, offset by a decline in product pricing, resulted in a 1% improvement in average net selling price quarter-over-quarter. Shipment volume remained relatively flat with 38,091 tons shipped in the second quarter of 2003 compared to 37,751 tons shipped in the second quarter of 2002. The "away-from-home" segment of the towel and tissue market grew approximately 1% in the second quarter of 2003 compared with the same period in 2002.

Year-to-date sales for the Towel & Tissue Group were $102.7 million in 2003 compared to $100.0 million in 2002-an improvement of 3%. Mix enhancement resulted in an increase in average selling price of slightly less 2% when comparing the first half of 2003 to 2002. The remainder of the year-to-date revenue gain was the result of a 2% increase in shipment volume with 72,441 tons shipped in 2003 versus 71,120 tons shipped in 2002.
                                       10

Gross Profit
                                             Three Months           Six Months
                                             Ended June 30,        Ended June 30,
(Dollars in thousands)                      2003      2002      2003      2002
Gross profit on sales                    $25,096   $28,471   $45,975   $53,799
Gross profit margin                           10%       12%       10%       12%

Gross profit for the three months ended June 30, 2003, was $25.1 million compared to $28.5 million for the three months ended June 30, 2002. The decrease in the gross profit margin year-over-year was principally due to increases in energy and fiber prices. These increases were partially offset by volume gains, operational efficiencies and cost-reduction efforts. In total, natural gas prices increased 80% resulting in additional cost of $4.3 million in the second quarter of 2003 compared to the second quarter of 2002. Compared to the second quarter of 2002, market pulp prices were higher by $90 per air-dried metric ton, or approximately $9.4 million, quarter-over-quarter while wastepaper prices were higher by $6 per standard ton, or approximately $0.3 million. During the second quarter of 2003, as the result of a settlement of all claims of the parties in a patent litigation case, the Company recognized $4.2 million of income as a fee for licensing certain patented dispenser technologies. In addition, the Company recorded $1.9 million during the second quarter of 2003 for the loss on the disposal of equipment.

Year-to-date, gross profit margins declined to $46.0 million, or 10% of net sales in 2003 compared to $53.8 million, or 12% of net sales in 2002. As in the quarterly comparison, unfavorable market pulp, wastepaper, energy costs and the expense associated with the disposal of equipment negatively impacted the gross profit margin year-over-year. Offsetting a portion of these unfavorable variances was the settlement of litigation involving patented dispenser technologies, cost-reduction efforts and improved operating efficiencies. Year-over- year, market pulp increased 16%, or $63 per air-dried metric ton and natural gas costs increased 91%.

Early in the third quarter, market pulp list prices declined $30 per air-dried metric ton while natural gas prices continued to decline from peak first quarter levels but remained above historical averages. At the end of the second quarter, less than half of the Company's July through December natural gas requirements were protected through purchase contracts. The price of these contracts is approximately 5% below the Company's second quarter average price.

The Printing & Writing Group's gross profit for the second quarter of 2003 was 8% of net sales compared to 17% for the same period last year. On a year-to-date basis, gross profit declined from 15% in the first six months of 2002 to 8% in the first six months of 2003. The decline in gross margins on a quarter-over-quarter and year-to-date basis is attributable to unfavorable pricing in both natural gas and market pulp as discussed in the consolidated gross margin comparisons.

The Specialty Paper Group's improved operations and cost-reduction efforts offset the unfavorable impacts of natural gas and market pulp to report improved year-over-year margins from 2% in the second quarter of 2002 to 5% in the second quarter of 2003. Similarly, year-to-date margins improved to 6% from 3% in 2003 and 2002, respectively.
                                       11
The gross profit margin for the Towel & Tissue Group improved from 19% in the second quarter of 2002 to 24% in the second quarter of 2003. As indicated in the consolidated gross profit margin comparisons, a favorable $4.2 million settlement of patent litigation reduced by unfavorable wastepaper pricing and expense as the result of asset disposals accounted for the change in the gross profit margin for the Towel & Tissue Group. Year-to-date gross margins remained flat at 20% of net sales in both six month periods ending June 30, 2003 and 2002.

Consolidated order backlogs declined to approximately 30,700 tons at June 30, 2003 from approximately 37,300 tons at June 30, 2002. Backlog tons at June 30, 2003 represent $34.7 million in sales compared to $39.8 million in sales at June 30, 2002. Declines in customer backlog were evident in both the Printing & Writing and Specialty Paper Groups, while the Towel & Tissue Group improved slightly. The Printing & Writing Group backlog tons declined from 10,000 tons as of June 30, 2002 to 7,100 tons at June 30, 2003. Specialty Paper Group backlog tons declined to 21,700 tons at the end of the second quarter of 2003 compared to 25,500 tons at the end of the second quarter of 2002. The Towel & Tissue Group experienced a slight increase in backlogs compared to the second quarter of 2002 at 1,900 tons compared to 1,800 tons. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                            Three Months            Six Months
                                            Ended June 30,        Ended June 30,
(Dollars in thousands)                     2003      2002      2003      2002
Selling and administrative expense       $17,419   $16,703   $33,663   $33,775
Percent increase/(decrease)                    4%      (13%)      --        (8%)
As a percent of net sales                      7%        7%        7%        7%

Selling and administrative expenses in the second quarter of 2003 were $17.4 million compared to $16.7 million in the same period of 2002. Incentive compensation programs based on the market price of the Company's stock resulted in a provision of $0.7 million for the three months ended June 30, 2003 compared to a credit of $0.3 million for the three months ended June 30, 2002.

For the six months ended June 30, 2003, selling and administrative expenses were $33.7 million compared to $33.8 million in the first half of 2002.
Expense recognized for stock-incentive based programs was $0.4 million and $0.2 million in the year-to-date comparisons of 2003 and 2002, respectively.
                                       12

Other Income and Expense

                                             Three Months         Six Months
                                           Ended June 30,       Ended June 30,
(Dollars in thousands)                     2003      2002      2003      2002
Interest expense                          $2,570    $2,773    $5,071    $5,536
Other income (expense)                        15        41         1      (14)

Interest expense was $2.6 million in the second quarter of 2003 compared to $2.8 million in the second quarter of 2002. The decrease quarter-over-quarter was attributable to lower average debt levels partially offset by a slightly higher effective interest rate. Long-term debt was $162.6 million and $185.8 million at June 30, 2003 and 2002, respectively. Long-term debt at December 31, 2002, was $162.8 million. Interest expense is expected to remain slightly lower in 2003 than in 2002 due to reduced borrowings against the Company's credit facilities.

Income Taxes

                                             Three Months         Six Months
                                           Ended June 30,       Ended June 30,
(Dollars in thousands)                     2003      2002      2003      2002
Provision for income taxes                $1,894    $3,340    $2,679    $5,350
Effective tax rate                           37%       37%       37%       37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2003 is expected to remain at 37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

                                                    Six Months Ended June 30,
(Dollars in thousands)                                 2003        2002
Cash provided by operating activities                $27,965     $26,883
Capital expenditures                                   9,975      10,429

For the six months ended June 30, 2003, cash provided by operating activities was $28.0 million and improved from the cash provided by operations for the six months ended June 30, 2002, of $26.9 million. The improvement in cash flows provided by operating activities quarter-over-quarter is attributable to $9.0 million in refunds received in the first six months of 2003 on income taxes, offset somewhat by reduced earnings and larger inventory and receivable increases in the current year period.

In 2003, due to weak economic conditions and to excess production capacity in the paper industry, the Company has continued efforts initiated in 2001 to limit capital spending without sacrificing the maintenance of its facilities and operating assets. The Company has established an objective to achieve a weighted-average internal rate of return of 17% on capital projects
                                       13
approved in 2003 and has achieved this objective for projects approved through the first half of the year. As a result, capital spending for the first six months of 2003 was $10.0 million compared to $10.4 million during the first six months of 2002. Capital spending over the second-half of 2003 is expected to be greater than the first-half of 2003 due to capital projects slated for installation during the last six months. Total capital spending in 2003 is expected to be approximately $30 million, or one-half the Company's rate of depreciation, depletion, and amortization.

For 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.6 million in the Printing & Writing Group as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $0.4 million on a process control system computer replacement at the Groveton mill. In the Towel & Tissue Group, $0.9 million was spent on a screw press project and $1.1 million was spent for various converting lines.

The balance of spending for the first six months of 2003 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $4.2 million for essential non or low-return projects, and approximately $2.8 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

Through the end of the second quarter of 2002, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.8 million for a pulp mill digester replacement and $0.7 million for a paper machine process control system replacement at the Printing & Writing Group's Brokaw and Groveton mills, respectively. At the Towel & Tissue Group, $2.5 million was spent on various converting lines. The balance of the spending in the first six months of 2002 was on projects individually under $1.0 million.

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.4 million in cash. The acquisition is being accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition.
                                       14

Debt and Equity

                                                  JUNE 30,      December 31,
(Dollars in thousands)                              2003           2002
Total debt, including current maturities          $162,703       $162,763
Stockholders' equity                               351,921        355,948
Total capitalization                               514,624        518,711
Long-term debt/capitalization ratio                     32%            31%

As of June 30, 2003, there was no significant change in total debt as compared to December 31, 2002.

During the second quarter of 2003, the Company entered into a capital lease for new information systems equipment. As a result, a capital lease obligation in the amount of $0.3 million was recorded.

On June 30, 2003, the Company had approximately $131.0 million available borrowing capacity from existing bank facilities. The Company's borrowing capacity and cash provided by operations are expected to meet capital and dividend requirements.

Dividends

A dividend declared on December 12, 2002 of $0.085 per common share was paid on February 17, 2003 to shareholders of record on February 1, 2003. At the April 17, 2003 meeting of the Board of Directors, a quarterly cash dividend was declared in the amount of $0.085 per common share. The dividend was paid on May 15, 2003 to shareholders of record on May 1, 2003. On June 20, 2003, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on August 15, 2003 to shareholders of record on August 1, 2003.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time, in the Company's other filings with the Securities and Exchange
                                       15
Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2002

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                       16
                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 17, 2003.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

      Matter                                     Shares Voted
                                                    Broker            Broker
                                 For              Withheld           Non-Vote
1.  Election of Class I
     Directors

  (a)  Walter Alexander       44,852,382         265,527                 0

  (b)  San W. Orr, Jr.        44,880,137         237,772                 0

  (c)  David B. Smith, Jr.    44,872,643         245,266                 0

ITEM 5.  Other Information

On August 4, 2003, Bay West Paper Corporation, a wholly-owned subsidiary of the Company, served a complaint against Kimberly-Clark Corporation and Alwin Manufacturing Co., Inc. in a suit filed in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that Kimberly-Clark and Alwin have infringed on a patent used in the Bay West WAVE 'N DRY<trademark> dispenser and seeks an injunction that will prohibit the defendants from using the infringing device in any of their cabinets and monetary damages that result from the infringement. The defendants have 20 days from the date of service in which to answer the complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

   31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

   Form 8-K dated April 21, 2003. The Company filed a current report on Form 8-K on April 21, 2003, reporting earnings and net sales information for the first quarter ended March 31, 2003, under Item 5 and additional related information under Items 9 and 12.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



August 14, 2003                     SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       18

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       19