Form 10-Q
period 2003-09-30
WAUSAU MOSINEE PAPER CORP
filed 2003-11-13
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2003

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

The number of common shares outstanding at October 31, 2003 was 51,554,891.

                       WAUSAU-MOSINEE PAPER CORPORATION

                               AND SUBSIDIARIES

                                     INDEX
                                                                       PAGE NO.
PART I.                      FINANCIAL INFORMATION

                                    Item 1.
Financial Statements

Condensed Consolidated Statements of

Operations, Three Months and Nine Months Ended

September 30, 2003 (unaudited) and
                  September 30, 2002 (unaudited)                              1

                  Condensed Consolidated Balance
                  Sheets, September 30, 2003 (unaudited)
                  and December 31, 2002 (derived from
                  audited financial statements)                               2

                  Condensed Consolidated Statements
                  of Cash Flows, Nine Months
                  Ended September 30, 2003 (unaudited)
                  and September 30, 2002 (unaudited)                          3

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                          3-8

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                9-15

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk 15

      Item 4.     Controls and Procedures                                    15

PART II.    OTHER INFORMATION

      Item 5.     Other Information                                          16

      Item 6.     Exhibits and Reports on Form 8-K                           16

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,            September 30,
(Dollars in thousands, except per share data)      2003           2002         2003           2002
NET SALES                                       $ 249,529     $ 251,149     $ 732,188     $ 714,897

Cost of products sold                             221,090       223,003       657,774       632,952

GROSS PROFIT                                       28,439        28,146        74,414        81,945

Selling and administrative expenses                16,426        13,466        50,089        47,241

OPERATING PROFIT                                   12,013        14,680        24,325        34,704

Interest expense                                   (2,537)       (2,679)       (7,608)       (8,215)

Other income                                           18            31            19            17

EARNINGS BEFORE INCOME TAXES                        9,494        12,032        16,736        26,506

Provision for income taxes                          3,513         4,455         6,192         9,805

NET EARNINGS                                    $   5,981    $    7,577    $   10,544     $  16,701

NET EARNINGS PER SHARE-BASIC                    $    0.12    $     0.15    $     0.20     $    0.32

NET EARNINGS PER SHARE-DILUTED                  $    0.12    $     0.15    $     0.20     $    0.32

Weighted average shares outstanding-basic      51,552,250    51,536,891    51,546,462    51,529,695

Weighted average shares outstanding-diluted    51,664,539    51,597,637    51,639,898    51,655,471

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                             SEPTEMBER 30, December 31,
                                                       2003         2002
ASSETS                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                      $    12,905   $  23,383
   Receivables, net                                    89,261      70,806
   Refundable income taxes                              5,357      10,264
   Inventories                                        121,256     119,033
   Deferred income taxes                               11,589      12,812
   Other current assets                                 3,465       4,100
      Total current assets                            243,833     240,398

Property, plant and equipment, net                    575,483     597,979
Other assets                                           39,558      35,380

TOTAL ASSETS                                         $858,874    $873,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt           $       111   $       0
   Accounts payable                                    60,678      63,422
   Accrued and other liabilities                       52,272      58,578
      Total current liabilities                       113,061     122,000

Long-term debt                                        162,374     162,763
Deferred income taxes                                 114,747     111,377
Postretirement benefits                                54,424      52,534
Pension                                                37,311      51,142
Other noncurrent liabilities                           19,020      17,993
      Total liabilities                               500,937     517,809
Stockholders' equity                                  357,937     355,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $858,874    $873,757

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Nine Months Ended
                                                              September 30,
(Dollars in thousands)                                      2003        2002
Net cash provided by operating activities                $27,864     $49,021

Cash used in investing activities:
   Capital expenditures                                  (16,794)    (15,573)
   Acquisition of business                              (  8,511)          0
   Proceeds on sale of property, plant and equipment          11         185
                                                         (25,294)    (15,388)
Cash used in financing activities:
   Net payments under credit agreements                        0     (16,025)
   Payments under capital lease obligation                   (71)          0
   Dividends paid                                        (13,144)    (13,140)
   Proceeds from stock-option exercise                       167         325
                                                         (13,048)    (28,840)

Net increase (decrease) in cash and cash equivalents     (10,478)      4,793
Cash and cash equivalents, beginning of period            23,383      12,010

Cash and cash equivalents, end of period                 $12,905     $16,803

Noncash investing and financing activities: A capital lease obligation of $336 was recorded in the second quarter of 2003 when the Company entered into a lease for new equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries.
        All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2002, for the Company's accounting policies, which are pertinent to these statements.
                                       3
Note 2. During the second quarter of 2003, the Company's Towel & Tissue Group, reached a settlement of all claims of the parties in a patent litigation matter. As a result of the settlement, the Company recognized $4.2 million in pre-tax income (reduction of cost of sales) as a fee for licensing certain patented dispenser technologies.

Note 3. Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition. The pro forma disclosures required under Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" have not been presented, as the impact of this acquisition does not materially impact the results of operations.

Note 4. SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes accounting and reporting standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. There was no significant impact on the financial statements as a result of the adoption.

Note 5. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all grants under such plans had been exercised on that day. For the three months ended September 30, 2003, the provision for incentive plans was $577,000. For the three months ended September 30, 2002, the credit for incentive plans was $1,384,000. For the nine months ended September 30, 2003 and 2002, a provision of $991,000 and a credit of $1,168,000, respectively, were recognized as stock incentive plan expense/income.

        As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."
                                        4
       Pro forma net earnings and earnings per share had the Company elected to adopt the fair-value based method" of SFAS No. 123 are as follows:

       (Dollars in thousands, except per share amounts)
                                                       Three Months             Nine Months
                                                   Ended September 30,     Ended September 30,
                                                   2003         2002       2003          2002
       Net earnings, as reported            $   5,981     $   7,577    $  10,544   $   16,701
       Add: Total stock-based employee
            compensation expense (credit)
            under APB No. 25, net of
            related tax effects                   364          (872)         625         (736)
       Deduct: Total stock-based
            compensation expense (credit)
            determined under fair-value
            based method for all awards,
            net of related tax effects            417          (766)         744         (565)
       Proforma                             $   5,928    $    7,471   $   10,425   $   16,530

       Earnings per share - basic:
            As reported                     $     0.12   $     0.15   $     0.20   $     0.32
            Pro forma                       $     0.11   $     0.14   $     0.20   $     0.32
       Earnings per share - diluted:
            As reported                     $     0.12   $     0.15   $     0.20   $     0.32
            Pro forma                       $     0.11   $     0.14   $     0.20   $     0.32

                                       5

Note 6. Basic and diluted earnings per share are recognized as follows:

       (Dollars in thousands, except per share data)

                                                      Three Months                 Nine Months
                                                  Ended September 30,           Ended September 30,
                                                  2003          2002           2003           2002
       Net earnings                        $      5,981  $      7,577   $     10,544   $     16,701

       Basic weighted average common
       shares outstanding                    51,552,250    51,536,891     51,546,462     51,529,695
       Dilutive securities:
         Stock options                          112,289        60,746         93,436        125,776
       Dilutive weighted average common
       shares outstanding                    51,664,539    51,597,637     51,639,898     51,655,471

       Net earnings per share-basic        $       0.12  $       0.15   $       0.20   $       0.32

       Net earnings per share-diluted      $       0.12  $       0.15   $       0.20   $       0.32

       For the three months ended September 30, 2003, options for 842,255 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended September 30, 2002, options for 764,255 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the nine months ended September 30, 2003 and 2002, 826,922 shares and 666,454 shares, respectively, were excluded from the diluted EPS calculation because the options were antidilutive.

Note 7. Accounts receivable consisted of the following:

       (Dollars in thousands)                    SEPTEMBER 30, December 31,
                                                     2003        2002
       Trade                                       $89,937     $71,655
       Other                                         1,506       1,527
                                                    91,443      73,182
       Less: Allowances                              2,182       2,376
                                                   $89,261     $70,806

                                       6

Note 8. The various components of inventories were as follows:

       (Dollars in thousands)                    SEPTEMBER 30, December 31,
                                                     2003        2002
       Raw Materials                             $  34,931   $  33,989
       Finished Goods and Work in Process           83,964      79,200
       Supplies                                     28,135      27,463
       Subtotal                                    147,030     140,652
       Less:  LIFO Reserve                          25,774      21,619
       Net inventories                            $121,256    $119,033

Note 9. The accumulated depreciation on fixed assets was $649,387,000 as of September 30, 2003, and $613,840,000 as of December 31, 2002. The
        provision for depreciation, amortization and depletion for the nine months ended September 30, 2003 and September 30, 2002 was $45,693,000 and $45,290,000, respectively.

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

       PRODUCTS FROM WHICH REVENUE IS DERIVED
       The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. The Printing & Writing Group also includes converting facilities, which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility, which converts printing and writing grades. The Specialty Paper Group produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. The Towel & Tissue Group produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. The Towel & Tissue Group operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                               Three Months        Nine Months
                                          Ended September 30, Ended September 30,
       (Dollars in thousands)                2003      2002      2003      2002
       Net sales external customers
          Printing & Writing             $104,105  $ 103,161   $301,940   $295,258
          Specialty Paper                  90,191     90,672    272,350    262,348
          Towel & Tissue                   55,233     57,316    157,898    157,291
                                         $249,529  $ 251,149   $732,188   $714,897
       Net sales intersegment
          Printing & Writing             $  1,850  $   1,669   $  5,323   $  5,274
          Specialty Paper                       0         70          0        220
          Towel & Tissue                        0          0          0          0
                                         $  1,850  $   1,739   $  5,323   $  5,494
       Operating profit (loss)
          Printing & Writing             $  5,265  $   5,951   $  9,455   $ 23,279
          Specialty Paper                   2,444         59      4,020     (3,725)
          Towel & Tissue                    7,619      9,193     20,022     21,011
       Total reportable segment
         operating profit                  15,328     15,203     33,497     40,565
       Corporate & eliminations            (3,315)      (523)    (9,172)    (5,861)
       Interest expense                    (2,537)    (2,679)    (7,608)    (8,215)
       Other income                            18         31         19         17
       Earnings before income taxes      $  9,494  $  12,032   $ 16,736   $ 26,506

       (Dollars in thousands)                    SEPTEMBER 30, December 31,
                                                     2003         2002
       Segment Assets
          Printing & Writing                       $293,497     $284,652
          Specialty Paper                           343,374      347,380
          Towel & Tissue                            167,773      170,854
          Corporate & Unallocated*                   54,230       70,871
                                                   $858,874     $873,757

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales
                                            Three Months        Nine Months
                                          Ended September 30, Ended September 30,
(Dollars in thousands)                     2003      2002      2003      2002
Net sales                                $249,529  $251,149  $732,188  $714,897
Percent increase/(decrease)                    (1%)       2%        2%       (1%)

For the three months ended September 30, 2003, consolidated net sales for the Company were $249.5 million compared to $251.1 million for the same three-month period in 2002, a decrease of 1%. Company-wide shipments in the third quarter of 2003 were 215,430 tons, a 2% decline from the 220,090 tons shipped in the third quarter of 2002. Third quarter 2003 average selling price increased approximately 1%, or nearly $3 million; as compared to the same period in 2002 with product mix enhancements accounting for most of the average selling price increase.

For the nine months ended September 30, 2003 and 2002, consolidated net sales were $732.2 million and $714.9 million, respectively, representing a 2% improvement year-over-year. Year-to-date shipments through September 30, 2003, improved to 637,600 tons, an increase of 1% over the 629,117 tons reported for the same year-to-date period of 2002. During the first nine months of 2003, average selling price improved approximately 1%, with product mix enhancements accounting for slightly more than half of the increase. Together, product pricing and product mix changes accounted for approximately $8.2 million of the consolidated net sales improvement.

Third quarter net sales and shipments for the Printing & Writing Group each increased 1% as compared to the third quarter of 2002. As a group, net sales improved to $104.1 million in 2003 from $103.2 million reported for the same three-month period in 2002. Shipments grew quarter-over-quarter from the 94,439 tons in 2002 to 95,164 tons in 2003. The increase in tons shipped was driven by a 29% increase in laminated roll-wrap volume and a 22% increase in consumer product shipments. Partially offsetting these increases were lower commodity white offset volumes and reduced shipments to paper merchants and converters. The decline in shipments to paper merchants and converters is due primarily to a reduction in paper demand of end-use commercial printers. Compared to the same period last year, third quarter demand for uncoated free-sheet papers declined approximately 2% with greater declines occurring in the text and cover segment of the printing papers market. Average net selling price was principally unchanged quarter-over-quarter. Market conditions remained weak and pricing competitive as the fourth quarter began.

Printing & Writing Group net sales for the first nine months of 2003 improved 2% to $301.9 million compared to $295.3 million in the first nine months of 2002. The increase in net sales was due primarily to increased shipments year-over-year with 274,567 tons and 267,920 tons
                                       9
shipped in the first nine months of 2003 and 2002, respectively. As in the quarter-over-quarter comparison, the volume improvement was driven by an increase in laminated roll-wrap and consumer product shipments period over period. Average selling price declined less than 1% year-over-year with both real selling prices and product mix marginally weaker in the first nine months of 2003.

Specialty Paper Group net sales were comparable for the three months ended September 30, 2003 and 2002, at $90.2 million and $90.7 million, respectively. Shipments declined to 80,988 tons in the third quarter of 2003 compared to 86,269 tons in 2002. The volume decline of approximately 6% was due to a reduction in shipments of non-core product and was nearly offset by a 5% improvement in average selling price in the quarter-over-quarter comparison. Product selling prices increased approximately 3%, with product mix enhancements accounting for the balance of the average selling price improvement.

For the first nine months of 2003, Specialty Paper Group net sales were $272.4 million compared to $262.3 million in the same period of 2002, an increase of 4%. Shipment volume was comparable in the year-to-date comparison with 251,314 tons shipped in 2003 and 250,695 tons shipped in 2002. Average selling price improvement of 4% year-over-year was driven by actual product pricing improvements of 3% and product mix enhancements of 1%.

Towel & Tissue Group net sales declined 4% to $55.2 million in the third quarter of 2003, compared with $57.3 million in the same period last year. Shipment volume remained relatively flat with 39,278 tons shipped in the third quarter of 2003 compared to 39,382 tons shipped in the third quarter of 2002. The "away-from-home" segment of the towel and tissue market grew approximately 2% in the third quarter of 2003 compared with the same period in 2002. Average selling price declined by more than 3% with actual product selling price declines of 4% partially offset by mix improvements.

Year-to-date net sales for the Towel & Tissue Group were $157.9 million in 2003 compared to $157.3 million in 2002. Year-to-date shipments increased 1% to 111,719 tons in 2003 versus 110,502 tons shipped in 2002. Average selling price declined less than 1% as product selling price reductions of 2% were partially offset by product mix improvements.

Gross Profit
                                           Three Months        Nine Months
                                         Ended September 30, Ended September 30,
(Dollars in thousands)                     2003      2002      2003      2002
Gross profit on sales                    $28,439   $28,146   $74,414   $81,945
Gross profit margin                           11%       11%       10%       11%

Gross profit for the three months ended September 30, 2003, was $28.4 million compared to $28.1 million for the three months ended September 30, 2002. Gross profit margins were comparable to those reported in the same period last year as increases in energy and fiber prices were offset by improvement in average selling price, operational efficiency gains and cost-reduction efforts. In total, natural gas prices increased nearly 70% resulting in additional cost of $3.3 million in the third quarter of 2003 compared to the third quarter of 2002. Compared to the
                                       10
third quarter of 2002, market pulp prices were higher by $39 per air-dried metric ton, or approximately $3.9 million, quarter-over-quarter while wastepaper prices were lower by $23 per standard ton, or approximately $0.8 million.

Year-to-date, gross profit margins declined to $74.4 million, or 10% of net sales in 2003 compared to $81.9 million, or 11% of net sales in 2002. As in the quarterly comparison, unfavorable market pulp and energy costs negatively impacted the gross profit margin year-over-year. Year-over-year, market pulp prices increased 14% or $17.0 million and natural gas costs increased 84% or $13.3 million. Offsetting a portion of these unfavorable variances was the $4.2 million second quarter settlement of litigation involving patented dispenser technologies, improved average selling prices, cost-reduction efforts and improved operating efficiencies.

Early in the third quarter, market pulp list prices declined $30 per air-dried metric ton while natural gas prices continued to decline from peak first quarter levels but remained above historical averages. At the end of the third quarter, approximately 40% of the Company's October through December natural gas requirements were price protected through purchase contracts. The price of these contracts is comparable to the Company's third quarter average price.

The Printing & Writing Group's gross profit for the third quarter of 2003 was 10% of net sales compared to 11% for the same period last year. On a year-to-date basis, gross profit declined from 14% in the first nine months of 2002 to 9% in the first nine months of 2003. The decline in gross margins on a quarter-over-quarter and year-to-date basis is attributable to unfavorable pricing in both natural gas and market pulp as discussed in the consolidated gross margin comparisons.

The Specialty Paper Group's average selling price increase, improved operations and cost-reduction efforts offset the unfavorable impacts of natural gas and market pulp to report improved year-over-year gross profit margins of 8% in the third quarter of 2003 compared to 4% in the third quarter of 2002. Similarly, year-to-date margins improved to 6% from 3% in 2003 and 2002, respectively.

The gross profit margin for the Towel & Tissue Group declined to 20% in the third quarter of 2003 from 22% in the third quarter of 2002. Reduced average selling price and higher natural gas costs more than offset lower wastepaper prices, improved operations, and cost reduction results, to account for the lower current-year margin. Year-to-date gross margins declined slightly to 20% of net sales in 2003, from 21% in the same period last year. 2003 results include a favorable $4.2 million settlement of a patent litigation matter.

Consolidated order backlogs declined to approximately 33,400 tons at September 30, 2003, from approximately 40,900 tons at September 30, 2002. Backlog tons at September 30, 2003, represent $37.8 million in sales compared to $43.6 million in sales at September 30, 2002. Declines in customer backlog were evident in the Specialty Paper Group, while the Printing & Writing and Towel & Tissue Groups improved slightly. The Printing & Writing Group backlog tons improved from 9,400 tons as of September 30, 2002, to 10,800 tons at September 30, 2003. Specialty Paper Group backlog tons declined to 20,100 tons at the end of the third quarter of
                                       11
2003 compared to 29,900 tons at the end of the third quarter of 2002. The Towel & Tissue Group experienced an increase in backlogs with 2,500 tons and 1,600 tons reported at the end of the third quarter of 2003 and 2002, respectively. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                           Three Months         Nine Months
                                          Ended September 30, Ended September 30,
(Dollars in thousands)                     2003      2002      2003      2002
Selling and administrative expense       $16,426   $13,466   $50,089   $47,241
Percent increase/(decrease)                   22%      (11%)       6%       (9%)
As a percent of net sales                      7%        5%        7%        7%

Selling and administrative expenses in the third quarter of 2003 were $16.4 million compared to $13.5 million in the same period of 2002. Incentive compensation programs based on the market price of the Company's stock resulted in a provision of $0.6 million for the three months ended September 30, 2003 compared to a credit of $1.4 million for the three months ended September 30, 2002. Consulting services also increased in the current-year quarter, as compared with the same period last year.

For the nine months ended September 30, 2003, selling and administrative expenses were $50.1 million compared to $47.2 million in the first nine months of 2002. Expense recognized for stock-incentive based programs was $1.0 million in 2003 compared to a credit of $1.2 million in 2002. As in the quarter-over-quarter comparison, consulting services increased on a year-over-year basis.

Other Income and Expense
                                           Three Months         Nine Months
                                          Ended September 30, Ended September 30,
(Dollars in thousands)                     2003      2002      2003      2002
Interest expense                          $2,537    $2,679    $7,608    $8,215
Other income                                  18        31        19        17

Interest expense was $2.5 million in the second quarter of 2003 compared to $2.7 million in the second quarter of 2002. The decrease quarter-over-quarter was attributable to lower average debt levels partially offset by a slightly higher effective interest rate. Long-term debt was $162.4 million and $175.7 million at September 30, 2003 and 2002, respectively. Long-term debt at December 31, 2002, was $162.8 million. Interest expense is expected to remain slightly lower in 2003 than in 2002 due to reduced borrowings against the Company's credit facilities.
                                       12

Income Taxes
                                           Three Months         Nine Months
                                          Ended September 30, Ended September 30,
(Dollars in thousands)                     2003      2002      2003      2002
Provision for income taxes                $3,513    $4,455    $6,192    $9,805
Effective tax rate                            37%       37%       37%       37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2003 is expected to remain at 37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

                                                 Nine Months Ended September 30,
(Dollars in thousands)                                 2003        2002
Cash provided by operating activities                $27,864     $49,021
Capital expenditures                                  16,794      15,573

For the nine months ended September 30, 2003, cash provided by operating activities was $27.9 million compared to cash provided by operations for the nine months ended September 30, 2002, of $49.0 million. The reduction in cash flows provided by operating activities quarter-over-quarter is attributable to lower current-year earnings, increased pension contributions in 2003 and year-to-year changes in inventories.

In 2003, due to weak economic conditions and to excess production capacity in the paper industry, the Company has continued efforts initiated in 2001 to limit capital spending without sacrificing the maintenance of its facilities and operating assets. The Company has established an objective to achieve a weighted-average internal rate of return of 17% on capital projects approved in 2003 and has achieved this objective for projects approved through the first nine months of the year. Capital spending for the first nine months of 2003 was $16.8 million compared to $15.6 million during the first nine months of 2002. Capital spending over the remainder of 2003 is expected to increase somewhat as compared to the first three quarters of 2003 due to capital projects slated for installation during the fourth quarter. Total capital spending in 2003 is expected to be less than $28 million, or less than one-half the Company's rate of depreciation, depletion, and amortization.

For 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $2.9 million in the Printing & Writing Group as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $0.4 million on a process control system computer replacement at the Groveton mill. In the Towel & Tissue Group, $2.0 million was spent on a screw press project and $1.8 million was spent for various converting lines.

The balance of spending for the first nine months of 2003 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $6.6 million for essential non-or low-return projects, and approximately $3.1
                                       13
million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

Through the end of the third quarter of 2002, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.8 million for a pulp mill digester replacement and $0.8 million for a paper machine process control system replacement at the Printing & Writing Group's Brokaw and Groveton mills, respectively. At the Towel & Tissue Group, $2.7 million was spent on various converting lines. The balance of the spending in the first nine months of 2002 was on projects individually under $1.0 million.

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition is being accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition.

Debt and Equity

                                                SEPTEMBER 30,   December 31,
(Dollars in thousands)                              2003           2002
Total debt, including current maturities          $162,485       $162,763
Stockholders' equity                               357,937        355,948
Total capitalization                               520,422        518,711
Long-term debt/capitalization ratio                     31%            31%

As of September 30, 2003, there was no significant change in total debt as compared to December 31, 2002.

On September 30, 2003, the Company had approximately $131.0 million available borrowing capacity from existing bank facilities. The Company's borrowing capacity and cash provided by operations are expected to meet capital and dividend requirements.

Dividends

On June 20, 2003, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on August 15, 2003, to shareholders of record on August 1, 2003. On October 19, 2003, the Board of Director's declared a cash dividend in the amount of $0.085 per share. The dividend is payable on November 17, 2003, to shareholders of record on November 3, 2003.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of
                                       14
future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking

Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2002

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                       15

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

During the third quarter of 2003, the Company agreed to a settlement of its complaint against Alwin Manufacturing Co., Inc. alleging infringement on a patent used in the Bay West WAVE `N DRY{reg-trade-mark} dispenser and agreed to the dismissal of related claims against Kimberly-Clark Corporation. The terms of the settlement were not material to the Company's results of operations for the third quarter and are not expected to be material with respect to future operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

   31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

   Form 8-K dated July 22, 2003. The Company filed a current report on Form 8-K on July 22, 2003, reporting earnings and net sales information for the quarter ended June 30, 2003, under Item 5 and additional related information under Items 9 and 12.

   Form 8-K dated September 5, 2003. The Company filed a current report on Form 8-K on September 5, 2003, to announce the appointment of Pete R. Chiericozzi as Senior Vice President, Towel & Tissue Division.
                                       16


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



November 13, 2003                   SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       17


                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       18