Form 10-K
period 2003-12-31
WAUSAU MOSINEE PAPER CORP
filed 2004-03-15
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
         (Mark One)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

      As of June 30, 2003, the aggregate market value of the common stock shares held by non-affiliates was approximately $524,397,760. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 19, 2004, 51,651,251 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR USE IN CONNECTION WITH 2004 ANNUAL MEETING OF SHAREHOLDERS
                    (TO THE EXTENT NOTED HEREIN): PART III

                               TABLE OF CONTENTS

                                                                           Page
PART I
Item 1.  Business............................................................1
Item 2.  Properties.........................................................12
Item 3.  Legal Proceedings..................................................14
Item 4.  Submission of Matters to a Vote of Security Holders................14

PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
                   Matters..................................................15
Item 6.  Selected Financial Data............................................16
Item 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................17
Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........28
Item 8.  Financial Statements and Supplementary Data........................29
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures.....................56
Item 9A. Controls and Procedures............................................56

PART III
Item 10. Directors and Executive Officers of the Registrant.................57
Item 11. Executive Compensation.............................................58
Item 12. Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters..........................58
Item 13. Certain Relationships and Related Transactions.....................58
Item 14. Principal Accountant Fees and Services.............................58

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...59

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Wausau-Mosinee Paper Corporation (the "Company") manufactures, converts, and sells paper and paper products within three principal operating groups: the Printing & Writing Group, the Specialty Paper Group and the Towel & Tissue Group. Its principal office is located in Mosinee, Wisconsin. At December 31, 2003, the Company had approximately 3,100 employees at ten operating facilities located in six states.

This report contains certain of management's expectations and other forward-looking information regarding the Company. See the subcaption "Cautionary Statement Regarding Forward-Looking Statements" in this Item 1.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information relating to the Company's sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 13 of Notes to Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

The Company competes in different markets within the paper industry. Each of its operating groups serves distinct market niches. The various markets for the products of the Company are highly competitive, with competition based on service, quality, and price.

The Company's ten operating facilities are organized into the three operating groups as described below.

      PRINTING & WRITING GROUP

The Printing & Writing Group produces and converts two lines of paper products in five facilities. At facilities in Appleton and Brokaw, Wisconsin, and Groveton, New Hampshire, the Group manufactures and converts a broad line of premium uncoated printing, writing, and imaging papers in various weights, colors, sizes, and finishes. Approximately 50% of the fine printing and writing papers produced are colored papers. Distribution warehouses are currently maintained in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; Dallas, Texas; and Los Angeles, California.

Under the Wausau Papers (reg-trade-mark) label, products are marketed under a variety of brands, including Astrobrights (reg-trade-mark), Astropaque (reg-trade-mark), Royal and Professional Series (reg-trade-mark) products. These papers are used for printed and photocopied documents such as annual reports, brochures, announcements, and greeting cards. Over 80% of Wausau Papers' products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply stores to reach small- and home-office customers.
Products are also sold in roll form to converters that serve the greeting card, envelope, and announcement industry.
                                        -1-
The Group's fine printing and writing sales are estimated to be less than 3% of the total uncoated free-sheet market.

Competition in printing and writing grades comes from specialty divisions of major integrated paper companies as well as smaller, privately held non-integrated companies. The Company estimates that the number of principal competitors in the printing and writing grade papers portion of uncoated free-sheet market is approximately 14. Competitors include International Paper Corporation, Domtar, Inc., and Weyerhaeuser Company.

The Mosinee Converted Products facilities, operating in Columbus, Wisconsin, and Jackson, Mississippi, produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating and converting. These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging, and corrugated containers. Effective March 3, 2003, the Company acquired the production assets and customer base of Laminated Papers, Inc. Mosinee Converted Products' moisture barrier laminated roll wrap sales were estimated to be approximately 50% of the North American roll wrap market following the acquisition.

Primary competition in roll wrap comes from approximately 6 other wax and poly laminators and includes Cascades/Sonoco, Inc., Ludlow Coated Products, and Deluxe Paper Products, Inc.

      SPECIALTY PAPER GROUP

The Specialty Paper Group's three facilities produce a wide variety of technical specialty papers. The technical specialty papers markets are diverse and highly fragmented. The Group's market position varies by product, but it is a leading producer of liner papers used for "peel-and-stick" pressure sensitive labels and the largest domestic producer of unsaturated masking tape base paper.

The Rhinelander mill located in Rhinelander, Wisconsin, and the Otis mill located in Jay, Maine, together are one of the nation's largest manufacturers of supercalendered backing papers that are used as a base from which "peel-and-stick" pressure sensitive labels are dispensed. These highly engineered backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant. These facilities also manufacture specialty papers for a broad range of food, medical, and industrial applications, including grease-resistant protective barrier paper for pet food and microwave popcorn, and lightweight paper for sterilized medical packaging. These products are sold directly to manufacturers and converters, mainly in the U.S., that serve a host of industries including consumer products, food service, pet food, and medical packaging.

Primary competition for supercalendered backing papers comes from approximately 7 paper producing companies including International Paper Corporation, Fraser Paper, Inc., and UPM Kymmene Corp.

The Mosinee mill in Mosinee, Wisconsin, and the Otis mill together are North America's largest producers of unsaturated masking tape base paper used in the production of masking tape. The Mosinee mill also manufactures a wide range of highly engineered paper products. These
                                        -2-
products include interleaver paper used in steel processing and to protect polished steel after production, coating and laminating base papers used in composite can labeling, and liner applications and high-performance industrial papers chemically treated for wet strength, flame retardancy, anti-static, corrosion, or grease resistance for various industries such as automotive, metal, housing, and food processing. These products are sold directly to manufacturers and converters, mainly in the U.S.

Competition in several grades of paper made from the Mosinee mill's natural kraft pulp comes from approximately 9 other fully-integrated, large paper companies including International Paper Corporation, Longview Fibre Corporation, and Port Townsend Paper Corporation. Competition in grades of paper made from market pulp comes from approximately 6 specialty paper producers including MeadWestvaco Corporation and International Paper Corporation.

      TOWEL & TISSUE GROUP

The Towel & Tissue Group produces a broad line of paper towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market.

Under the Bay West (reg-trade-mark) name, towel and tissue products made primarily from recycled material are marketed under a number of brands including DublSoft (reg-trade-mark), EcoSoft (trademark) and Dubl-
Tough (reg-trade-mark). These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products. Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels. The Group's towel and tissue mill is located in Middletown, Ohio and its converting facility and main distribution warehouse are located in Harrodsburg, Kentucky. In addition, the Company currently maintains a distribution warehouse in Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

      EXPORT SALES

In addition to the three operating groups, Wausau-Mosinee International, Inc., a wholly-owned subsidiary of the Company, is the commissioned sales agent for the export sales of the Company. Wausau-Mosinee International, Inc. has elected to be treated as a foreign sales corporation for federal income tax purposes. Through 2001, the Company obtained certain U.S. income tax benefits from the operation of the foreign sales corporation. In response to a World Trade Organization ("WTO") Appellate Body decision that the tax treatment accorded such corporations constituted a prohibited export subsidy, the United States enacted legislation to repeal the foreign sales corporation tax provisions, subject to transition rules which expired on December 31, 2001, and enacted replacement legislation in the form of the Extraterritorial Income Exclusion ("ETI") Act of 2000. The European Union objected to this new legislation, and in January 2002, the Appellate Body of the WTO held that the United States had failed to
                                        -3-
withdraw the prohibited export subsidy. The continued status of the ETI regime after 2003 appears doubtful. The United States is considering enacting legislation in 2004 that would repeal the ETI provisions. Some of these proposed provisions contemplate other changes to the tax law that are intended to mitigate the impact of the repeal of ETI. The Company cannot predict what impact, if any, the outcome of the proposed legislation, when enacted, will have on the Company's future earnings, although foreign sales represent less than 8% of the Company's net sales.

      RAW MATERIALS

Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills are the only Company facilities with pulping operations. These pulp mills provide a percentage of the fiber needs to our Wisconsin paper operations as follows: Mosinee, 57%; Brokaw 50%; and Rhinelander, 14%.

Wood fiber required for operation of the Company's pulp mills is purchased on the open market in the form of pulpwood and chips from independent contractors. In addition, approximately 8% of the timber consumed in pulping operations is produced from Company-owned timberlands. Open-market pulpwood is purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis. Open-market chips are also purchased from independent sawmills. The balance of the Company's pulp needs at Mosinee and Brokaw and all of the pulp used at the Company's other facilities (an aggregate of nearly 400,000 air-dried metric tons annually) is purchased on the open market, principally from pulp mills throughout the United States and Canada. The Company has purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for the Printing & Writing Group's recycled products. Recycled fiber is in adequate supply and readily obtainable.

Towel & Tissue fulfills substantially all of its de-inked fiber needs from 100% recycled waste which is readily available from domestic suppliers. Approximately 160,000 standard tons of wastepaper is consumed annually. In addition, approximately 30% of the Towel & Tissue Group's parent roll supply needs are purchased from outside sources at current market prices.

Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

      ENERGY

The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities. The Company generates approximately 35% of its electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fibercake, natural gas, and hydropower. Natural gas delivery contracts typically cover deliveries for one to two years and prices vary monthly based on published indices. The Company may also purchase, from time to time, natural gas contracts with fixed
                                        -4-
prices for a certain portion of the Company's requirements. Coal and coal transportation is generally purchased under multi-year agreements at fixed prices. Fuel oil is not a significant energy source and is purchased under spot contracts at spot prices as needed. Spent pulping liquor, wood chips, and fibercake are byproducts of mill operations. The Company continues to explore alternative power sources as an ongoing business process and has entered into an operating lease for a co-generation electrical power facility for its Groveton mill. The leased facility was completed and operational in November, 2001.

Under the terms of a natural gas transportation agreement with the Portland Natural Gas Transmission System, the Company is committed to the transportation of a fixed volume of natural gas through September, 2019. The contract is only for the transportation of natural gas from the Company's natural gas suppliers to the Company's mill in New Hampshire. The Company is not required to buy or sell minimum gas volumes under the agreement. The Company is required to pay a minimum transportation fee of approximately $1.4 million annually per the agreement; however, the Company's natural gas requirements exceed the level required to be transported.

      PATENTS AND TRADEMARKS

The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Papers{reg-trade-mark}, Astrobrights{reg-trade-mark}, Astropaque{reg-trade-mark}, Exact{reg-trade-mark}, FLEXCAL{reg-trade-mark}, Bay West{reg-trade-mark}, Ecosoft{trademark}, DublSoft{reg-trade-mark}, and Wave `N Dry{reg-trade-mark}, among others. The Company's patents cover various paper towel dispensers and metering or other mechanisms for towel dispensers and cabinets and certain silicone release papers. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

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

      MAJOR CUSTOMERS

A substantial portion of the Company's accounts receivable is with customers in various paper converting, paper merchant, or distribution businesses. No single customer accounted for 10% or more of the consolidated net sales during 2003.
                                        -5-
      BACKLOG

Company-wide order backlogs decreased to 31,632 tons representing $33.4 million in sales as of December 31, 2003. This compares to 33,458 tons, or $35.3 million in sales as of December 31, 2002, and 27,500 tons, or $30.5 million in sales at December 31, 2002. The decline in order backlog at December 31, 2003 compared to December 31, 2002 does not necessarily indicate weakening business conditions, as a large portion of orders is shipped directly from inventory
upon receipt and does not affect backlog numbers.    The entire backlog at
December 31, 2003 is expected to be shipped during fiscal 2004.

      RESEARCH AND DEVELOPMENT

Research and development projects for the last three fiscal years primarily involved development of new release liners for Specialty Paper's line of "peel-and-stick" liner papers, food-packaging/ food-service papers and the development of new color and writing grades at Printing & Writing.
Expenditures for product development in the last three fiscal years were:

(dollars in thousands)
                                         Specialty Paper  Printing & Writing
      Year                       Total        Group               Group
      2003                      $2,155        $1,841              $314
      2002                       2,145         1,816               329
      2001                       4,058         3,538               520

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

The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $1.4 million in 2004.
The Company believes that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or earnings.

The Company is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that under Wisconsin environmental laws it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The DNR had identified elevated concentrations of chlorinated volatile
                                        -6-
organic compounds in three private water supply wells located in close proximity to the landfill. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies. The

Company worked with the DNR on the development of the study and work plan which was initiated in early 2003. A report based upon the study is expected to be submitted to the DNR in March 2004. The Company estimates that the costs of remediation of the entire site for all parties will be approximately $3 million, based upon the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different since the investigative study report has not been completed and no timetable or decision on the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other potentially responsible parties, the Company is of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of the Company. The Company is also pursuing insurance coverage of its remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance. No determination of insurance coverage has yet been made, and the Wisconsin court's decision may yet be subject to appeal to the U.S. Supreme Court.

Item 8, Note 10 of the Notes to Consolidated Financial Statement discusses the Company's policies with respect to the accrual of remediation costs. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation site will not have a material adverse impact on its consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

      EMPLOYEES

The Company had approximately 3,100 employees at the end of 2003. Most hourly mill employees are covered under collective bargaining agreements. One new five-year labor agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union at Towel & Tissue's Middletown, Ohio facility was negotiated in 2003. Labor agreements will expire in other facilities in 2004, 2005, 2006 and 2007. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company maintains good labor relations in all facilities.
                                        -7-
EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to executive officers of the Company as of March 15, 2004. Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

      SAN W. ORR, JR., 62
      Chairman of the Board of the Company and Advisor, Estate of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995; 1989-1990); formerly Chairman of the Board (1987-1997) and a director (1972-1997) of Mosinee Paper Corporation; also a director of Marshall & Ilsley Corporation.

      RICHARD L. RADT, 72
      Vice Chairman of the Board of the Company.  Previously, Chairman (1987-
      1988), and President and Chief Executive Officer and a director (1977-
      1987) of the Company. Also Vice Chairman (1993-1997), and President and Chief Executive Officer (1988-1993) of Mosinee Paper Corporation.

      THOMAS J. HOWATT, 54
      President and Chief Executive Officer of the Company since August, 2000. Previously, Senior Vice President, Printing & Writing Group (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-
      1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

      STUART R. CARLSON, 57
      Executive Vice President, Administration since August, 2000. Previously, Senior Vice President, Specialty Paper Group (1997-2000), and Senior Vice President -Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc. (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

      SCOTT P. DOESCHER, 44
      Senior Vice President, Finance, Secretary and Treasurer since May, 2001. Previously, Vice President, Finance, Printing & Writing Group (1998-
      2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

      JOHN J. SCHIEVELBEIN, 61
      Senior Vice President, Printing & Writing Group since October, 2000. Previously, Vice President and General Manager of Mosinee Converted Products (1990-2000) and Manager of Market Development, Mosinee Pulp and Paper Division (1986-1990).
                                        -8-
      ALBERT K. DAVIS, 56
      Senior Vice President, Specialty Paper Group since October, 2000. Previously, Vice President of Operations & Site Manager (1998 - 2000), Vice President of Operations (1996-1998), Vice President of Engineering (1990 - 1996), Rhinelander Paper Company, Inc.

      PETE R. CHIERICOZZI, 60
      Senior Vice President, Towel & Tissue Group since September, 2003. Previously, Consultant, Self-employed (2002), Vice President, Sales and Marketing, SCA Tissue (2001), Executive Vice President, Sales and Marketing, Georgia-Pacific Tissue (2000), Executive Vice-President, Wisconsin Tissue (Division of Chesapeake Corporation (1999).

      DENNIS M. URBANEK, 59
      Senior Vice President, Engineering and Environmental Services since December, 1997. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-
      1996), and Vice President and General Manager, Sorg Paper Company (1990-
      1992).

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, in the "Corporate Governance" section of the Company's website at http://www.wausaumosinee.com/corpgov.htm, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

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

Forward-looking statements of the Company may be identified by, among other things, expressions of the Company's or Company officers' beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations with respect to (i) various aspects of the Company's business (including, but not limited to, net income, the availability or price of raw materials, and customer demand for Company products), (ii) the Company's plans or intentions, (iii) the Company's stock performance, (iv) the industry within which the Company operates, (v) the economy, and (vi) any other expressions of similar import or covering other matters relating to the Company, its business, and its operations. In making forward-looking statements within the meaning of the Reform Act, the Company undertakes no obligation to publicly update or revise any such statement.
                                        -9-
Forward-looking statements are not guarantees of performance. Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Shareholders and others are cautioned not to put undue reliance on any forward-looking statements.

In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

      o Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, and general over capacity in the paper industry, resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume. The Company competes in three segments of the paper industry. The Company has several competitors in most of its market segments, many of which are larger and have greater capital and marketing resources than the Company. Changes within the paper industry, including the consolidations of producers of products which compete with the Company and consolidation within the distribution channels for

            Company products, have and may continue to occur and may adversely affect the Company's financial performance.

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

      o Changes in energy prices or difficulty in obtaining adequate supplies of needed fuels or sources of power.
                                        -10-
      o Unforeseen or recurring operational problems at any of the Company's facilities causing significant lost production and/or cost increases.

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

      o Unforeseen liabilities arising from litigation, particularly liabilities which may arise from claims under environmental laws which may impose liability for the release of hazardous materials whether or not the Company had knowledge of or was responsible for such release.

NOTICE REGARDING DISPENSING OF CONSENT OF ARTHUR ANDERSEN LLP WITH RESPECT TO COMPANY'S REGISTRATION STATEMENTS

Arthur Andersen LLP issued an opinion on the Company's audited financial statements for the year ended December 31, 2001, and performed other services as the Company's principal accountant between its appointment on October 19, 2001, and its dismissal on June 18, 2002. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into the Company's registration statements on Form S-8, and the Company has dispensed with the requirement to file their consent in reliance upon Rule 437a promulgated under the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.

                                        -11-
ITEM 2.  PROPERTIES

The Company's headquarters are located in Mosinee, Wisconsin. Executive officers and corporate staff who perform corporate accounting, financial and human resource services are located in the corporate headquarters, as are certain operating group personnel. The Company's operating facilities consist of the following:

                                        Number of
                                          Paper           Practical         2003
      Facility               Product     Machines     Capacity*(tons)   Actual(tons)
      Printing & Writing
      Group
      Brokaw, WI              Paper           4        177,000          168,000
      (Wausau Papers)         Pulp                      99,000           88,000

      Groveton, NH            Paper           2        115,000          113,000
      (Wausau Papers)

      Appleton, WI
      (Wausau Papers)         Converting      N/A       35,000           24,000

      Columbus, WI and        Laminated/
      Jackson, MS             Coated Papers   N/A      150,000           80,000
      (Mosinee Converted
      Products)

      Specialty Paper
      Group
      Rhinelander, WI         Paper           4        148,000          145,000

      Otis, ME                Paper           2         73,000           70,000

      Mosinee, WI             Paper           4        119,000          114,000
                              Pulp                      96,000           75,000

      Towel & Tissue
      Group
      Middletown, OH          Towel & Tissue  2        110,000          108,000
                              Deink Pulp               110,000          104,000

      Harrodsburg, KY         Converted Towel
                              & Tissue        N/A      190,000          150,000

* "Practical capacity" is the amount of product a mill can produce with existing equipment and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

                                        -12-
The Company currently maintains warehouse distribution facilities in order to provide prompt delivery of its products. The facilities are:

                                                                   Owned or
Group                    Location       Square Feet        Leased (Expiration Date)
Printing & Writing     Appleton, WI       36,000            Owned
Groups
                       Brokaw, WI        174,000            Owned

                       Dallas, TX         85,000*           Leased (July, 2005)

                       Groveton, NH       80,000            Owned

                       Los Angeles, CA    85,000*           Leased (March, 2004)(dagger)


Towel &                Los Angles, CA     45,000*           Leased (March, 2004)(dagger)
Tissue Group
                       Harrodsburg, KY   460,000            Owned

* guaranteed space

(dagger)The Company intends to combine this square footage into an aggregate of approximately 130,000 square feet under one agreement which will expire in September, 2004. The Company is evaluating the size and locations of a warehouse facility for periods after September, 2004.

The Specialty Paper and Towel & Tissue Groups also lease limited space in various warehouses to facilitate deliveries to customers.

The Company owns approximately 120,000 acres of timberland in the state of Wisconsin. The growing stock inventory on Company timberlands is an estimated
13.5 million board feet of saw timber and an estimated 750,000 cords of pulpwood.

                                        -13-
ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.
                                        -14-
                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "WMO".

As of the record date of the annual meeting, February 19, 2004, (the "Record Date") there were approximately 3,700 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 6,700 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,651,251 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                                       Market Price        Cash Dividend
      Calendar Quarter              High         Low         Declared
      2003
      First Quarter                $12.08      $ 9.30            *
      Second Quarter               $12.23      $10.20         $. 17
      Third Quarter                $13.40      $11.03         $0.85
      Fourth Quarter               $13.85      $11.75         $0.85

      2002
      First Quarter                $12.97      $10.50             *
      Second Quarter               $14.00      $11.20         $. 17
      Third Quarter                $12.09      $ 9.00         $.085
      Fourth Quarter               $11.81      $ 8.14         $.085

      2001
      First Quarter                $13.00      $ 9.94             *
      Second Quarter               $14.00      $11.52         $. 17
      Third Quarter                $13.58      $ 7.85         $.085
      Fourth Quarter               $12.16      $ 9.65         $.085

      *Two dividends of $.085 per share were declared in the second quarter in 2003, 2002, and 2001.

Information required by Item 201(d) of SEC Regulation S-K is set forth under
Item 12, Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

   WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA

(all dollar amounts in thousands,
except per share data)                                                    For The Year Ended December 31,
                                                          2003         2002          2001        2000*       1999
FINANCIAL RESULTS
Net sales                                              $971,444     $948,698     $943,729     $990,924     $982,735
Depreciation, depletion, and amortization                60,823       60,624       60,948       58,860       55,012
Operating profit                                         35,278       47,422       28,279       17,785       79,311
Interest expense                                         10,188       10,845       14,416       15,713       11,823
Earnings before provision for income taxes               25,180       36,618       14,143        2,325       68,017
Net earnings                                             15,863       23,068        8,913        1,465       42,417
Cash dividends paid                                      17,527       17,520       17,498       17,207       16,233
Cash flows from operating activities                     63,105       76,269      103,866       80,254       89,334

PER SHARE
Net earnings - basic and diluted                          $0.31        $0.45        $0.17        $0.03        $0.81
Cash dividends declared                                    0.34         0.34         0.34         0.34         0.32
Stockholders' equity                                       6.80         6.91         7.09         7.33         7.53
Basic average number of shares outstanding           51,549,000   51,532,000   51,466,000   51,354,000   52,265,000
Price range (low and high closing)                  $9.45-13.58  $8.26-13.80  $8.82-14.00  $7.63-14.63 $10.94-18.25

FINANCIAL CONDITION
Working capital                                        $136,414     $118,398     $101,724     $138,605     $140,822
Total assets                                            858,100      873,757      892,008      954,494      941,872
Long-term debt                                          162,174      162,763      192,264      250,465      220,476
Stockholders' equity                                    350,316      355,948      364,855      376,112      393,760
Capital expenditures                                     24,261       19,201       29,791       86,896       80,619

RATIOS
Percent net earnings to sales                               1.6%         2.4%         1.0%         0.1%         4.3%
Percent net earnings to average stockholders' equity        4.5%         6.4%         2.6%         0.4%        10.7%
Ratio of current assets to current liabilities          2.2 to 1    2.0 to 1     1.8 to 1     2.1 to 1     2.2 to 1
Percent of long-term debt to total capitalization           31.6%       31.4%        34.5%        40.0%        35.9%

* In 2000, includes after-tax expense of $14.0 million ($22.3 million pretax) or $0.27 per share for restructuring expense related to the closure of the Sorg Paper Company.

                                        -16-

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities, and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $1.9 million and $2.4 million at December 31, 2003, and 2002, respectively.
                                        -17-
      EXCESS AND OBSOLETE INVENTORY

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

      OTHER POST-RETIREMENT BENEFITS

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods. Additional information regarding post-retirement benefits is available in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

      LITIGATION, CLAIMS, AND CONTINGENCIES

The Company is subject to extensive regulations by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of
                                        -18-
materials into the environment, as well as require the Company to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase the Company's capital requirements and certain operating expenses in future years.

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

ACCOUNTING PRONOUNCEMENTS

On December 8, 2003, the president signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that override a benefit that is at least actuarially equivalent to Medicare. In January 2004 the FASB issued FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The purpose of the FSP is to permit a one-time election to defer recognition of the effects of the Act until the FASB issues clarifying accounting guidance. Additionally, it provides disclosure guidance for the deferral elections. The Company has elected to defer recognition until 2004 and provide the related required disclosures in the December 31, 2003, financial statements. Accordingly, the accumulated post-retirement benefit obligation and/or net periodic post-retirement costs presented in "Note 6 - Pension and Other Post-retirement Benefit Plans" do not reflect the effects of the Act on the Company's post-retirement plans. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require a change to previously reported information.

OPERATIONS REVIEW

      OVERVIEW

Market conditions were difficult in 2003 and 2002. Demand for uncoated free-sheet and many industrial papers declined during the two-year period, while demand for "away-from-home" towel and tissue products and other market segments in which the Company competes increased modestly. Despite the capacity rationalization that has occurred across the industry in recent years, paper markets have remained highly competitive. At the same time, market pulp, wastepaper and natural gas purchase price fluctuations have significantly impacted gross profit margins. In response to difficult market conditions and variation in raw material and energy prices, the Company focused on efforts to reduce costs, improve sales mix and increase production efficiencies. In 2003, the Company targeted cost reductions equal to 2% of 2002 cost of sales, or approximately $16.7 million. Equalizing for market pulp and natural gas purchase
                                        -19-
price variations and production volume differences, the Company exceeded this goal. Efforts to improve sales mix were driven by the Company's new-product development target. Specifically, 25% of revenues were targeted to come from products developed within the previous three years. This target was achieved with approximately 34% and 32% of revenues coming from products developed within the prior three years in 2003 and 2002, respectively. The Company also achieved productivity improvements of 1% in 2003 and 3% in 2002.

NET SALES

(all dollar amounts in thousands)         2003        2002        2001
Net sales                             $971,444     $948,698    $943,729
Percent increase/(decrease)              2%            1%        (5%)

Net sales for the year ended December 31, 2003, were $971.4 million compared to net sales of $948.7 million for the year ended December 31, 2002. Total Company shipments increased 2% in 2003 to 844,740 tons from the 831,808 tons shipped in 2002. Net sales in 2001 were $943.7 million, and total shipments were 807,318 tons.

Shipments increased each of the last two years in all three of the Company's business segments. These increases were largely the result of market share gains as overall market demand remained weak. Driven primarily by sales mix enhancement, average net selling price increased 1% in 2003, improving net sales by $9 million. Sales mix enhancement improved average selling price by approximately 1% and net sales by $8 million. Compared to 2001, 2002 average net selling price declined nearly 3%. Actual product selling prices were approximately 5% lower in 2002, affecting net sales by $48 million, while product mix enhancements improved average selling price and net sales by approximately 2% and $21 million, respectively.

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

Printing & Writing recorded net sales of $395.8 million on total shipments of 359,712 tons for the year ended December 31, 2003, compared with net sales of $391.2 million on shipments of 353,488 tons for the same period in 2002. Net sales in 2001 were $392.0 million on shipments of 345,323 tons. Average net selling price declined approximately 1% in 2003 as compared to 2002, reducing net sales by $3 million. Actual product selling prices were essentially unchanged in 2003 with mix differences accounting for the entire decline in average selling price. Mix differences were largely the result of higher 2003 paper mill packaging shipments following the first quarter acquisition of the production assets and customer base of Laminated Papers, Inc. Average net selling price declined 2% in 2002 compared with 2001. Actual product selling prices declined nearly 4% in 2002, reducing net sales by $15 million while sales mix improvements increased average selling price and net sales by approximately 2% and $7 million, respectively. Demand for uncoated freesheet papers, the broad market category within which Printing & Writing participates, declined in each of the last four years with demand down 1% in both 2003 and 2002. Demand in the text and cover segments of the uncoated freesheet market
                                        -20-
declined by 9% in both 2003 and 2002. Despite this decline, shipments of Printing & Writing's premium products, including text and cover, increased 4% in 2003 and 5% in 2002. Paper mill packaging shipments, comprised primarily of moisture-barrier laminated roll wrap products, increased 23% in 2003 and 13% in 2002. Partially offsetting these increases were reduced non-core product shipments such as commodity offset papers. Product shipped through Printing & Writing's retail distribution channel such as office supply stores increased 24% in 2003 and 27% in 2002 while product shipped through Printing & Writing's paper merchant distribution channel declined due to reduced commercial printing activity and a shift in distribution patterns. Despite the industry-wide capacity rationalization that has occurred in recent years, market conditions and product pricing have remained very competitive. As 2004 began, no clear sign of lasting demand improvement was noted.

Specialty Paper net sales were $362.9 million in 2003 on shipments of 334,183 tons compared with 2002 net sales of $349.0 million and shipments of 331,564 tons. Net sales and shipments in 2001 were $354.2 million and 322,518 tons, respectively. Average net selling price improved nearly 4% in 2003 compared with 2002, increasing net sales by approximately $13 million. Actual selling price increases and sales mix enhancement each accounted for half of the overall improvement. Average net selling price declined approximately 5% in 2002 compared with 2001. Actual product selling prices declined more than 7% in 2002, reducing net sales by $28 million while sales mix improvements increased average selling price by 2% and net sales by $8 million. Market demand for pressure-sensitive backing papers, Specialty Paper's largest product category, increased 2% in 2003 and 2002, respectively. Demand for food-packaging/food-service papers, Specialty Paper's second largest product category, also grew modestly through the two-year period. Demand in other market categories, influenced by weak economic conditions and reduced activity in the industrial sector, remained sluggish. Sales mix gains have been driven by new-product development and volume growth in target markets. In 2003 and 2002, more than 40% of net sales were generated by products developed within the previous three years. The majority of these products have targeted the pressure-sensitive release liner and food-packaging/food-service markets. Shipments of Specialty Paper's pressure-sensitive release liner and food-packaging/food-service products increased in both 2003 and 2002, respectively. Shipments of lower-priced noncore products, such as tablet and offset papers, declined 15% in 2003 and 23% in 2002. Market conditions were essentially unchanged in early 2004.

Towel & Tissue posted 2003 net sales of $212.7 million and shipments of 150,845 tons compared with 2002 net sales and shipments of $208.5 million and 146,756 tons, respectively. Net sales in 2001 were $197.5 million on shipments of 139,477 tons. Average net selling price declined less than 1% in 2003. Actual selling prices declined nearly 3% in 2003, impacting net sales by $6 million while sales mix enhancement and product changes improved average selling price by 2% and net sales by more than $4 million. The "away-from-home" segment of the towel and tissue market grew nearly 2% in 2003 after growing nearly 3% in 2002. Towel & Tissue shipments have consistently increased at a rate greater than the market with overall shipments increasing 3% in 2003 and 5% in 2002. Shipments of Towel & Tissue's higher-priced, premium products increased 6% in 2003 and 10% in 2002. Market conditions are expected to remain competitive throughout 2004, as several producers prepare for production capacity increases planned later in the year.
                                        -21-
GROSS PROFIT ON SALES

(all dollar amounts in thousands)     2003       2002        2001
Gross profit on sales              $102,897    $112,384     $96,141
Gross profit margin                   11%          12%         10%

Gross profit margin decreased in 2003 to $102.9 million, or 10.6% of net sales, from $112.4 million, or 11.8% of net sales, in 2002. Gross profit margin in 2001 was $96.1 million, or 10.2%. Sales mix gains, operations efficiency improvements, and cost reductions partially offset higher natural gas and market pulp costs, resulting in reduced gross profit margins in 2003. Compared with 2001, 2002 gross profit margins increased due to reduced costs for natural gas and market pulp as well as cost reductions and efficiency improvements.

Market pulp and wastepaper prices declined throughout 2001. Market pulp prices, after holding steady the first half of 2002, began to increase in the third quarter of 2002 before stabilizing in the fourth quarter. Market pulp prices increased once again in the second quarter of 2003 with prices holding relatively steady the second half of the year. Meanwhile, wastepaper prices increased early in 2002 with prices stabilizing over the second half of the year before declining once again in the second quarter of 2003. The Company currently consumes approximately 400,000 air-dried metric tons of market pulp per year and approximately 160,000 standard tons of wastepaper annually. The average price of market pulp, the primary raw material used in the production of paper, increased $51 per air-dried metric ton, or $21 million, in 2003 compared to 2002, after declining $32 per air-dried metric ton, or $13 million, in 2002 compared to 2001. The average price of wastepaper, used in the production of towel and tissue products, held even in 2003 compared to 2002 after increasing $24 per standard ton, or $4 million, in 2002 compared to 2001.

Natural gas prices generally declined over the course of 2001 and remained relatively stable through the first three quarters of 2002 before trending higher late in the year. Natural gas prices continued their upward trend early in 2003, peaking in March, before generally declining through the balance of 2003. The average price of natural gas was 69%, or $15 million, higher in 2003 compared to 2002 after declining 27%, or $9 million, in 2002 compared to 2001. The Company consumes approximately 6 million dekatherms annually and has the ability to substitute fuel oil and coal for a portion of this draw should economics dictate. The Company price protects, from time to time, certain volumes of natural gas through fixed-price contracts. Company policy allows for the price protection of up to 50% of its expected use on a rolling 12-month basis. At the end of 2003, the Company had approximately 35% of its expected first quarter 2004 natural gas consumption protected at a price slightly below the 2003 average.

Labor and fringe expenses increased 3.7% in 2003 as compared to 2002 and 4.4% in 2002 as compared to 2001. Pension and post-retirement benefit expenses increased a combined 26% in 2003 and 9% in 2002. Health insurance costs for active employees also increased 14% in 2003 and 3% in 2002. Other operating expenses, including maintenance expenses, were generally lower in 2003 due to cost reduction efforts. During 2003 the Company recognized, as a reduction of cost of sales, $4.2 million as a fee for licensing certain patented dispenser technologies. The Company recorded environmental-related expenses of $0.1 million, $0.4 million, and $1.8 million in 2003, 2002, and 2001, respectively. The higher expense in 2001 was
                                        -22-
related primarily to one landfill site identified for remediation as discussed in "Note 10 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements. Gross margins improved from 8.7% in the first quarter to a range of 10.3% to 11.9% over the last three quarters of 2003 as natural gas prices declined from first quarter levels, and sales mix gains and cost reductions were realized.

Market pulp price increases of $20 per air-dried metric ton to $40 per air-dried metric ton were announced by several producers for the first quarter of 2004. Natural gas prices were relatively volatile early in 2004 with prices approximately 5% higher than the 2003 average.

Printing & Writing gross profit margins declined to 8.8% in 2003 as compared to 13.9% in 2002 and 11.9% in 2001. Natural gas and market pulp prices increased a combined $20 million in 2003 as compared to 2002 after declining $10 million in 2002 as compared to 2001. First quarter gross profit margins of 7.1% improved somewhat through the year as natural gas prices moderated.

Specialty Paper gross profit margins were 6.7% in 2003, 4.4% in 2002, and 2.5% in 2001. Sales mix gains, improved production efficiency, and cost reductions offset market pulp and natural gas price increases of $15 million to improve 2003 margins. Key to Specialty Paper's gross profit improvement in both 2003 and 2002 was success with the group's cost reduction initiative introduced in 2002. By the end of 2003, nearly all of the originally identified cost reduction initiatives were implemented. Gross profit margins improved over the second half of 2003 as select selling price increases were implemented and sales mix and cost reduction gains were realized.

Towel & Tissue gross profit margin was 20.9% in 2003 compared to 20.4% in 2002 and 20.5% in 2001. Operations efficiency improvements, cost reduction results, and the receipt of a $4.2 million patent infringement settlement offset an average selling price reduction and losses associated with the disposal of certain fixed assets to generate the slight improvement in 2003 margins. Outside parent rolls, purchased from towel and tissue producers, account for approximately 30% of Towel & Tissue's paper requirements.

Order backlogs decreased to 31,632 tons representing $33.4 million in sales for all operating groups as of December 31, 2003. This compares with 33,458 tons and $35.3 million in sales at the end of 2002, and 27,500 tons and $30.5 million in sales at the end of 2001. The backlog on December 31, 2003, does not necessarily indicate weakening business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not affect backlog numbers.

LABOR

A new five-year labor agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union was successfully negotiated at Towel & Tissue's Middletown, Ohio, facility in 2003. The agreement contains wage increases of 2.75% for each of the first four years and 3.0% in the fifth year of the contract. Labor agreements will expire at other facilities in 2004, 2005, 2006, and 2007.

The Company maintains good labor relations at all facilities.
                                        -23-
OPERATING EXPENSES

(all dollar amounts in thousands)    2003        2002        2001
Selling and administrative         $67,619      $64,962     $67,862
Percent increase/(decrease)           4%          (4%)         5%
As a percent of net sales             7%           7%          7%

In 2003, 2002 and 2001, selling and administrative expenses were affected by stock-incentive program charges or credits, which were determined by the Company's common stock price change. During 2003, the charge for these programs was $1.7 million compared to a credit of $0.2 million in 2002 and a charge of $4.2 million in 2001. For additional information on the Company's stock-incentive programs, refer to "Note 8 - Stock Options and Appreciation

Rights" in the Notes to Consolidated Financial Statements. Additionally, selling and administrative costs included wage, benefit, and management incentive expense increases of $0.6 million in 2003 as compared to 2002 and $1.8 million in 2002 as compared to 2001. In 2003, a $0.3 million credit for bad debts was recognized compared with $0.3 million and $1.3 million in expense recognized in 2002 and 2001, respectively.

OTHER INCOME AND EXPENSE

(all dollar amounts in thousands)     2003       2002        2001
Interest expense                    $10,188     $10,845     $14,416
Other income                             90          41         280

Interest expense decreased in 2003 compared with 2002 and 2001 due to lower average debt levels. Long-term debt decreased from $192.3 million in 2001 to $162.8 million in 2002 and $162.2 million in 2003. The reduction in debt since 2001 was due principally to internal initiatives aimed at limiting capital spending and reducing inventory levels as a component of working capital.

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

In 2004, interest expense is expected to be comparable to 2003 as debt levels are expected to remain similar to the December 31, 2003, balance of $162.2 million. Capitalized interest was not significant in each of the three years presented. The Company's capitalized interest methodology is outlined in "Note 1 - Description of the Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Other income and expense includes interest income of $65,000, $25,000, and $262,000 in 2003, 2002, and 2001, respectively.
                                        -24-
INCOME TAXES

(all dollar amounts in thousands)      2003      2002        2001
Income tax provision                 $9,317     $13,550      $5,230
Effective tax rate                    37.0%       37.0%       37.0%

The effective tax rates for the years presented are indicative of the Company's normalized tax rate. The effective rate for 2004 is expected to approximate 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

(all dollar amounts in thousands)               2003       2002         2001
Cash provided by operating activities     $ 63,105     $ 76,269      $103,866
Percent increase/(decrease)                    (17%)        (27%)          29%
Working capital                           $136,414     $118,398      $101,724
Percent increase/(decrease)                     15%          16%          (27%)
Current ratio                                2.2:1        2.0:1         1.8:1
Capital expenditures                      $ 24,261     $ 19,201      $ 29,791
Percent increase/(decrease)                     26%        (36%)         (66%)

Cash provided from operating activities declined in 2003 compared to 2002 due, in part, to reduced 2003 earnings, increased receivables and decreased payables. In addition, the Company contributed $23.8 million to defined benefit pension plans during 2003, compared with contributions of $20.6 million and $14.7 million in 2002 and 2001, respectively. Benefit plans are discussed in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

As a result of internal initiatives to generate cash such as continuing inventory reductions, as well as controlled capital spending and the receipt of income tax refunds resulting from the utilization of prior-year net operating tax losses, cash and cash equivalents increased $12.9 million in 2003 from 2002. These changes, when combined with the impact of 2003 earnings, accounted for the majority of the working capital increase experienced in 2003 compared with 2002.

In 2003, 2002, and 2001, the Company limited capital spending due to weak economic conditions and excess production capacity in the paper industry. As a result, capital expenditures totaled $24.3 million and $19.2 million in 2003 and 2002, respectively, compared with spending of $29.8 million in 2001. The controlled spending was accomplished by allocating spending to projects which the Company had identified as providing a return on investment exceeding the Company's targeted internal rate of return of 17%, and capital projects required to maintain current production levels or efficiencies. In 2004, it is expected that capital spending will fall in the range of $40 million to $50 million. Several projects with strong financial returns are expected to increase spending over 2003 levels.
                                        -25-
During 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $3.6 million in Printing & Writing as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $0.4 million on a process control system computer replacement at the Groveton mill. In Towel & Tissue, $2.6 million was spent on a screw press project, and $2.2 million was spent for various converting lines.

The balance of $15.5 million in 2003 capital spending was related to projects that individually cost less than $1.0 million. These expenditures included approximately $10.0 million for essential non- or low-return projects, including maintenance-related capital and approximately $5.5 million on projects expected to provide a return in excess of the Company's targeted rate.

During 2002, capital expenditures for projects with total spending expected to exceed $1.0 million included Printing & Writing's $0.9 million for a pulp mill digester replacement at the Brokaw mill, and $1.9 million for process control equipment at the Groveton mill. In Towel & Tissue, $2.9 million was spent on various converting equipment.

The balance of $13.5 million in 2002 capital spending was related to projects that individually cost less than $1.0 million. These expenditures include approximately $10.7 million for essential non- or low-return projects, and approximately $2.8 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

The Company believes that the available credit under its credit agreements and its earnings for 2004 will be sufficient to meet its cash flow needs for capital, working capital, and investing activities in 2004. The Company's $150 million revolving-credit facility expires in December 2004. The Company believes that a suitable agreement will be negotiated prior to the expiration of the current facility.

DEBT AND EQUITY

(all dollar amounts in thousands)          2003        2002        2001
Short-term debt                     $      112   $        -  $        -
Long-term debt                         162,174      162,763     192,264
Total debt                             162,286      162,763     192,264
Stockholders' equity                   350,316      355,948     364,855
Total capitalization                   512,602      518,711     557,119
Long-term debt/capitalization ratio         32%          31%         35%

At December 31, 2003, total debt was $162.3 million which is comparable to the $162.8 million reported at December 31, 2002. Debt had declined $29.5 million in 2002 compared to 2001. Cash provided by operations and reduced capital spending levels resulted in the repayment of debt obligations in 2002.

The total amount of long-term debt outstanding includes a private placement of $138.5 million in senior notes. The notes mature in 2007, 2009, and 2011 at $35 million, $68.5 million, and $35 million, respectively. In conjunction with the private placement, the Company entered into an interest-rate swap arrangement that effectively converted $88.5 million of fixed-rate obligations to variable-rate debt. During 2001, the Company terminated its interest-rate swap arrangement in exchange for cash payments of $6.4 million. The premium recorded on debt during the period
                                        -26-
the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.

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

On December 31, 2003, the Company had a total of $131 million available for borrowing under existing credit facilities.

The following is a summary of the Company's contractual obligations and payments due by period subsequent to December 31, 2003:

                                                Payments Due by Period
(all dollar amounts in thousands)     Total     2004    2005     2006    2007     2008   Thereafter
Long-term debt                      $157,500   $   -    $   -   $    -  $35,000  $   -     $122,500
Capital lease                            257     108      118       31        -      -            -
Operating leases                      27,321   3,423    3,345    3,252    3,147  2,956       11,198
Capital spending commitments           7,585   7,585        -        -        -      -            -
Purchase obligations                  22,050   1,400    1,400    1,400    1,400  1,400       15,050
Total                               $214,713 $12,516   $4,863   $4,683  $39,547 $4,356     $148,748

For additional information on debt obligations, please refer to "Note 4 - Debt" in the Notes to Consolidated Financial Statements. For additional information on capital and operating leases, please refer to "Note 5 - Lease Commitments" in the Notes to Consolidated Financial Statements. Commitments for capital spending and additional information with respect to the purchase obligation under a natural gas transportation agreement with the Portland Natural Gas Transmission System Company is described in "Note 10 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

In April 2000, the Company's Board of Directors authorized the repurchase of 2,571,000 shares of the Company's common stock. This authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of the Company's common stock. There were no repurchases in 2003, 2002 or 2001. Repurchases may be made from time to time in the open
                                        -27-
market or through privately negotiated transactions. At December 31, 2003, there were 2,638,674 shares available for purchase under the existing authorization.

During 2003, 2002 and 2001, the Board of Directors declared cash dividends of $0.34 per share of common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. The Company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars. On August 31, 1999, the Company issued notes in the amount of $138.5 million that remain outstanding at December 31, 2003 and 2002. The principal amounts, maturities, and interest rates on the notes are: (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%. The fair value of this fixed rate debt was $153.7 million at December 31, 2003, and $152.9 million at December 31, 2002. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company's results of operations or stockholders' equity.

In August 1999, the Company also entered into an interest rate swap agreement under which the interest rate paid by the Company with respect to (1) $58,500,000 of the 10-year notes was the three month LIBOR rate, plus .4925% and (2) $30,000,000 of the 12-year notes was the three month LIBOR rate, plus ..55%. During 2001, the Company terminated its swap agreements with respect to the 10- and 12-year notes. Additional information on the termination of the interest rate swap agreement and the related debt is discussed in Item 8, Notes 4 and 12 of the Notes to Consolidated Financial Statements.

The Company also has $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest outstanding at December 31, 2002 and 2001. The fair value of these obligations approximated their carrying values at December 31, 2002 and 2001, and would not have been materially affected by a 10% hypothetical change in market interest rates.
                                        -28-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Wausau-Mosinee Paper Corporation

We have audited the accompanying consolidated balance sheets of Wausau-Mosinee Paper Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements In their report dated January 25, 2002 (except with respect to matters discussed in Note 1 of the prior-year financial statements, as to which the date was June 12, 2002 and state that such 2001 financial statements and financial statement schedule fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic 2001 financial statements taken as a whole).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 financial statement schedule, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 12, 2004
                                        -29-

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

ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 25, 2002
(except with respect to the matters discussed in Note 1, as to which the date is June 12, 2002)

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)                                            As of December 31,
                                                                             2003        2002
ASSETS
Current assets:
   Cash and cash equivalents                                                $   36,305 $   23,383
   Receivables, net                                                             81,300     70,806
   Refundable income taxes                                                       1,668     10,264
   Inventories                                                                 115,835    119,033
   Deferred income taxes                                                        12,616     12,812
   Other current assets                                                          3,694      4,100
    Total current assets                                                       251,418    240,398
Property, plant, and equipment - net                                           565,722    597,979
Other assets                                                                    40,960     35,380
Total Assets                                                                  $858,100   $873,757

LIABILITIES
Current liabilities:
   Current maturities of long-term debt                                     $      112 $        -
   Accounts payable                                                             55,368     63,422
   Accrued and other liabilities                                                59,524     58,578
    Total current liabilities                                                  115,004    122,000

Long-term debt                                                                 162,174    162,763
Deferred income taxes                                                          115,879    111,377
Post-retirement benefits                                                        54,197     52,534
Pension                                                                         40,829     51,142
Other noncurrent liabilities                                                    19,701     17,993
    Total liabilities                                                          507,784    517,809

Commitments and contingencies                                                        -          -

STOCKHOLDERS' EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)          -          -
Common stock, no par value (100,000,000 shares authorized;
   issued 60,122,812 shares in 2003 and 2002)                                  173,037    173,081
Retained earnings                                                              320,823    322,485
    Subtotals                                                                  493,860    495,566
Treasury stock, at cost (8,564,921 and 8,585,921 shares
   in 2003 and 2002, respectively)                                            (114,821)  (115,103)
Accumulated other comprehensive loss                                           (28,723)   (24,515)
    Total stockholders' equity                                                 350,316    355,948
Total Liabilities and Stockholders' Equity                                    $858,100   $873,757

         See accompanying Notes to Consolidated Financial Statements.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts in thousands,
except per share data)                          For The Year Ended December 31,
                                                 2003        2002        2001
Net sales                                     $971,444    $948,698   $943,729
Cost of sales                                  868,547     836,314    847,588
Gross profit                                   102,897     112,384     96,141

Selling and administrative                      67,619      64,962     67,862
Operating profit                                35,278      47,422     28,279

Other income (expense):
   Interest expense                            (10,188)    (10,845)   (14,416)
   Interest income                                  65          25        262
   Other                                            25          16         18
Earnings before provision for income taxes      25,180      36,618     14,143
Provision for income taxes                       9,317      13,550      5,230

Net earnings                                   $15,863     $23,068     $8,913

Net earnings per share - basic                   $0.31       $0.45      $0.17

Net earnings per share - diluted                 $0.31       $0.45      $0.17

         See accompanying Notes to Consolidated Financial Statements.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Year Ended December 31,
(all dollar amounts in thousands)                                 2003        2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $15,863     $23,068     $8,913
Provision for depreciation, depletion, and amortization           60,823      60,624     60,948
Provision (credit) for losses on accounts receivable                (261)        307      1,339
Loss on property, plant, and equipment disposals                   3,234         934      1,145
Compensation expense for stock option grants                          39          37      3,085
Deferred income taxes                                              7,154      16,108        598
Changes in operating assets and liabilities:
   Receivables                                                    (9,396)     (1,688)     6,418
   Inventories                                                     4,548       5,305     27,011
   Other assets                                                   (6,198)     (9,420)   (10,243)
   Accounts payable and other liabilities                        (18,934)    (10,211)       247
   Accrued and refundable income taxes                             6,233      (8,795)     4,405
Net cash provided by operating activities                         63,105      76,269    103,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (24,261)    (19,201)   (29,791)
Acquisition of business                                           (8,518)          -          -
Proceeds from property, plant, and equipment disposals                13         275        607
Net cash used in investing activities                            (32,766)    (18,926)   (29,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit agreements                                 -     (28,775)   (64,190)
Payments under capital lease obligation                              (89)          -       (241)
Proceeds from termination of interest-rate swap                        -           -      6,382
Dividends paid                                                   (17,527)    (17,520)   (17,498)
Proceeds from stock option exercises                                 199         325      2,296
Net cash used in financing activities                            (17,417)    (45,970)   (73,251)

Net increase in cash and cash equivalents                         12,922      11,373      1,431
Cash and cash equivalents at beginning of year                    23,383      12,010     10,579
Cash and cash equivalents at end of year                         $36,305     $23,383    $12,010

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid - net of amount capitalized                        $10,647     $11,521    $13,943
Income taxes paid                                                 $6,275      $7,124       $977

         See accompanying Notes to Consolidated Financial Statements.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Treasury Stock      Accumulated Common
                               Common Stock                                              Other     Stock     Total
 (all dollar amounts in           Shares              Retained                       Comprehensive Shares Stockholders'
thousands, except share data)     Issued    Amount    Earnings     Shares       Amount    (Loss)   Outstanding  Equity
Balances December 31, 2000     60,122,812  $170,636  $325,544  (8,846,421)  $(118,595)  $(1,473)  51,276,391  $376,112
  Comprehensive earnings, 2001:
   Net earnings                                         8,913                                                    8,913
   Minimum pension liability
  (Net of $4,446 deferred tax)                                                            (8,209)               (8,209)
   Comprehensive earnings, 2001                                                                                    704
  Cash dividends declared
     ($0.34 per share)                                (17,518)                                                 (17,518)
  Stock options exercised                      (783)              229,700       3,079                229,700     2,296
  Tax benefit related to
   stock options                                176                                                                176
  Stock option expense                        3,085                                                              3,085

Balances December 31, 2001     60,122,812   173,114   316,939  (8,616,721)   (115,516)    (9,682)  51,506,091  364,855
  Comprehensive earnings, 2002:
   Net earnings                                        23,068                                                   23,068
   Minimum pension liability
  (Net of $9,052 deferred tax)                                                           (14,833)              (14,833)
  Comprehensive earnings, 2002                                                                                   8,235
  Cash dividends declared
     ($0.34 per share)                                (17,522)                                                 (17,522)
  Stock options exercised                       (88)               30,800         413                  30,800      325
  Tax benefit related to stock
     options                                     18                                                                 18
  Stock option expense                           37                                                                 37

Balances December 31, 2002     60,122,812   173,081   322,485  (8,585,921)   (115,103)   (24,515)  51,536,891  355,948
  Comprehensive earnings, 2003:
   Net earnings                                        15,863                                                   15,863
   Minimum pension liability
      (Net of $2,470 deferred tax)                                                        (4,208)               (4,208)
   Comprehensive earnings, 2003                                                                                 11,655
  Cash dividends declared
     ($0.34 per share)                                (17,525)                                                 (17,525)
  Stock options exercised                       (83)               21,000         282                  21,000      199
  Stock option expense                           39                                                                 39
Balances December 31, 2003     60,122,812  $173,037  $320,823   8,564,921   $(114,821)  $(28,723)  51,557,891 $350,316

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

Printing & Writing manufactures, converts, and markets a broad line of premium printing and writing grades. In addition, the Group includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.

Specialty Paper produces a wide variety of technical specialty papers that include supercalendered backing papers for pressure-sensitive labeling applications, tape backing, and packaging materials for a broad range of food, medical, and industrial applications.

Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial "away-from-home" market.

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

INVENTORIES

Pulpwood, finished paper products, and approximately 97% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Allocation of the LIFO reserve among the components of inventories is impractical. Liquidations in individual LIFO inventory pools decreased cost of sales by $577,000 for the year ended December 31, 2003.
                                        -35-
PROPERTY, PLANT, AND EQUIPMENT

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

The Company's policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million. Interest capitalized in 2003, 2002, and 2001 was not significant.

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

STOCK OPTIONS

As permitted under Statement of Financial Accounting Standard (SFAS) No. 123, the Company continues to measure compensation cost for stock option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." See Note 8 for pro forma information on the impact of the fair-value method of accounting for stock options.
                                        -36-
EARNINGS PER SHARE

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

For the years ended December 31, 2003, 2002, and 2001, options for 801,715, 734,694, and 778,855 shares, respectively, were excluded from the diluted EPS calculation for Wausau-Mosinee Paper Corporation common stock because the options were antidilutive.

Basic and diluted earnings per share are reconciled as follows:

(all dollar amounts in thousands, except per share data)            2003           2002           2001
Net earnings                                                $     15,863    $     23,068    $     8,913
Basic weighted average common
   shares outstanding                                         51,549,000      51,532,000     51,466,000
Dilutive securities:
   Stock option plans                                            114,000         111,000         88,000
Diluted weighted average common
   shares outstanding                                         51,663,000      51,643,000     51,554,000
Net earnings per share - basic                                     $0.31           $0.45          $0.17
Net earnings per share - diluted                                   $0.31           $0.45          $0.17

REVENUE RECOGNITION

Revenue is recognized, net of estimated discounts, allowances and returns upon shipment of goods at which time title passes to the customer. Upon shipment, the customer is obligated to pay the Company and the Company has no remaining obligation. The Company grants credit to customers in the ordinary course of business.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of sales in the Consolidated Statements of Income.

DERIVATIVES

In the past, the Company has used derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. At December 31, 2003, and 2002, there were no derivative instruments outstanding.
                                        -37-
ACCUMULATED COMPREHENSIVE INCOME (LOSS)

For all periods presented, the accumulated comprehensive loss is comprised solely of additional minimum pension liability, net of tax.

RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development costs as incurred. Expenditures for product development were $2,155,000 in 2003, $2,145,000 in 2002, and $4,058,000 in 2001.

CHANGES IN ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. The liabilities of the Company which meet the criteria of SFAS No. 143 were landfill closure costs, which had been previously accrued. Accordingly, the impact of adoption was not material. At December 31, 2003, the Company had approximately $1 million of asset retirement obligations included in its other noncurrent liabilities.

On December 8, 2003, the president signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that override a benefit that is at least actuarially equivalent to Medicare. In January 2004 the FASB issued FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The purpose of the FSP is to permit a one-time election to defer recognition of the effects of the Act until the FASB issues clarifying accounting guidance. Additionally, it provides disclosure guidance for the deferral elections. The Company has elected to defer recognition until 2004 and provide the related required disclosures in the December 31, 2003 financial statements. Accordingly, the accumulated post-retirement benefit obligation and/or net periodic post-retirement costs presented in "Note 6 - Pension and Other Post-retirement Benefit Plans," do not reflect the effects of the Act on the Company's post-retirement plans. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require a change to previously reported information.

NOTE 2  RESTRUCTURING

During 2000, the Specialty Paper Group announced the decision to close the Sorg Paper Company mill ("Sorg") in Middletown, Ohio. The restructuring plan included severance benefits, estimated costs related to the write-down and disposal of the Sorg property, plant and equipment, curtailment gains or losses for related pension and post-retirement plans, and other closure related costs amounting to approximately $25 million. As of December 31, 2000, 160 hourly and salaried employees had been terminated. At December 31, 2003, the Sorg fixed assets including all buildings, equipment, and spare parts not usable by the Company's other
                                        -38-
mills continue to be actively marketed to interested parties. At December 31, 2003, and 2002, remaining reserves to market, sell, and close the facility have been reclassified to other liabilities.

NOTE 3  SUPPLEMENTAL BALANCE SHEET INFORMATION

(all dollar amounts in thousands)                      2003        2002
Receivables
   Trade                                        $    82,142  $    71,655
   Other                                              1,086        1,527
                                                     83,228       73,182
   Less: allowances for doubtful accounts            (1,928)      (2,376)
                                                $    81,300  $    70,806
Inventories
   Raw materials                                $    27,282  $    33,989
   Work in process and finished goods                83,757       79,200
   Supplies                                          27,920       27,463
   Inventories at cost                              138,959      140,652
   LIFO reserve                                     (23,124)     (21,619)
                                                $   115,835  $   119,033
Property, plant, and equipment
   Buildings                                    $   137,604  $   136,412
   Machinery and equipment                        1,061,342    1,055,507
                                                  1,198,946    1,191,919
   Less: accumulated depreciation                  (652,990)    (613,840)
   Net depreciated value                            545,956      578,079
   Land                                               5,521        5,307
   Timber and timberlands, net of depletion           5,818        5,821
   Idle assets                                           98           98
   Construction in progress                           8,329        8,674
                                                $   565,722  $   597,979
Accrued and other liabilities
   Payroll                                      $     6,802  $     9,478
   Vacation pay                                      12,237       11,769
   Employee retirement plans                          8,866        7,023
   Rebates                                            9,726        8,974
   Other                                             21,893       21,334
                                                $    59,524  $    58,578

NOTE 4  DEBT

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)                                 2003        2002
Senior notes with interest from 7.20% to 7.43%,
   due between August 31, 2007, and August 31, 2011            $138,500    $138,500
Industrial development bonds due July 1, 2023, with weighted
   average interest rate of 1.34%in 2003 and 1.69% in 2002       19,000      19,000
Capitalized leases                                                  137           -
Subtotal                                                        157,637     157,500
Premium on senior notes                                           4,537       5,263
Total long-term debt                                           $162,174    $162,763

The Company has $138.5 million outstanding in unsecured private placement notes that were closed and funded on August 31, 1999. The principal amounts, maturities, and interest rates on the notes are (1) $35 million, eight years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years,
7.43%. In connection with the note offering, the Company entered into an interest-rate swap agreement under which the interest rate paid by the Company with respect to (1) $58.5 million of the 10-year notes was the three-month LIBOR rate, plus .4925%, and (2) $30 million of the 12-year notes was the three-month LIBOR rate, plus .55%. During 2001, the Company terminated its interest-rate swap arrangement in exchange for cash payments of $6.4 million. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.

The Company has a $150 million unsecured revolving-credit agreement with four participating banks that matures on December 10, 2004. Under the facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for competitive bid loan options among the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios. Facility fees paid were $266,000 in 2003 and 2002, and $282,000 in 2001. There were no borrowings against this agreement at December 31, 2003, and 2002.

In addition to general business and reporting covenants customary in financing agreements of these types, the senior notes and revolving-credit facility require that the Company comply quarterly with a consolidated debt-to-capital ratio of less than 60% and an adjustable minimum net worth covenant ($314.0 million at December 31, 2003) as defined in the agreements. In addition, the revolving-credit facility includes an interest coverage ratio covenant of 3.5 times. As of December 31, 2003, and 2002, the Company was in compliance with all required covenants.

The Company maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under the Company's revolving-credit agreement equal to the amount of outstanding commercial paper. There were no borrowings under this agreement at December 31, 2003, and 2002.

The aggregate annual maturities of long-term debt are as follows:

(all dollar amounts in thousands)     2004     2005     2006    2007     2008     THEREAFTER
Annual Maturities                       -       -         -    $35,000     -       $122,500

NOTE 5  LEASE COMMITMENTS

The Company has various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment include the following amount for a lease capitalized during 2003:

(all dollar amounts in thousands)
Machinery and equipment                           $347
Allowance for amortization                         (41)
Net value                                         $306

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

(all dollar amounts in thousands)     Capital      Operating
                                      Leases        Leases
2004                                   $108        $ 3,423
2005                                    118          3,345
2006                                     31          3,252
2007                                     -           3,147
2008                                     -           2,956
Thereafter                               -          11,198
Total minimum payments                 $257        $27,321

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)    2003         2002         2001
Rent expense                        $7,934       $9,039      $7,730

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

The Company selected September 30, 2003, and 2002, as the measurement dates for plan assets and obligations in 2003 and 2002, respectively.

The following schedules present changes in, and components of, the Company's net assets (liabilities) for retirement and other post-retirement benefits at December 31, 2003, and 2002:

                                                                                            Other
                                                                                        Post-retirement
                                                                Retirement Benefits        Benefits
(all dollar amounts in thousands)                               2003       2002       2003       2002
Change in benefit obligation:
  Benefit obligation at beginning of year                   $141,011   $122,677    $ 82,498   $ 62,446
  Service cost                                                 5,517      4,916       2,015      1,779
  Interest cost                                                9,317      8,727       5,424      4,366
  Amendments                                                   1,604      2,541           -          -
  Net actuarial loss                                          10,805      9,026      16,269     19,235
  Participant contributions                                        -          -       1,446      1,412
  Benefits paid                                               (8,082)    (6,876)     (7,764)    (6,740)
  Settlement                                                  (1,056)         -           -          -
  Benefit obligation at end of year                         $159,116   $141,011    $ 99,888   $ 82,498
Change in plan assets:
  Fair value at beginning of year                           $ 77,337   $  71,771   $      -   $      -
  Actual gain (loss)                                          11,637     (8,197)          -          -
  Company contributions                                       20,803      9,657       6,318      5,328
  Participant contributions                                        -          -       1,446      1,412
  Benefits paid                                               (8,082)    (6,876)     (7,764)    (6,740
  Cash contribution subsequent to measurement date             2,989     10,982           -          -
  Settlement                                                  (1,056)         -           -          -
  Fair value at end of year                                 $103,628   $ 77,337    $      -   $      -
Net amount recognized:
  Funded status                                             $(55,488)  $(63,674)   $(99,888)  $(82,498)
  Unrecognized prior service cost                             15,132     15,518        (650)    (1,007)
  Unrecognized transition asset                                  (50)      (239)          -          -
  Unrecognized net actuarial loss                             49,565     43,171      39,461     24,092
  Accrued benefit cost                                      $  9,159   $ (5,224)   $(61,077)  $(59,413)
Amounts recognized in the Balance Sheet consist of:
  Accrued benefit liability                                 $(51,478)  $(59,538)   $(61,077)  $(59,413)
  Intangible asset                                            15,046     15,400           -          -
  Accumulated other comprehensive income                      45,591     38,914           -          -
  Net amount recognized                                     $  9,159   $ (5,224)   $(61,077)  $(59,413)

The total accumulated benefit obligation for pension plans was $155.1 million and $136.9 million at December 31, 2003, and 2002, respectively.

                                              Pension Benefits
                                      Target      Percentage of Plan Assets
                                    Allocations      at Measurement Date
(all dollar amounts in thousands)      2004          2003         2002
Asset category
Equity securities                     80.0%         74.5%         67.2%
Debt securities                       20.0%         25.5%         32.8%
Total                                100.0%        100.0%        100.0%

The Company's Benefits Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments. The Benefits Committee manages toward an asset allocation consisting of approximately 80% equity securities and 20% debt securities. Various fund managers are selected in each asset category to achieve targeted rates of return while managing overall investment risk. The Benefits Committee seeks the advice of outside consultants in considering matters such as asset allocations and rebalancing, fund manager selection and the periodic assessment of fund manager performance. The Company considers the historical and projected returns for each asset category and believes that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

In 2004, the Company expects to make contributions of approximately $21.2 million and $6.8 million directly to pension and other post-retirement plans, respectively.

The components of net periodic benefit costs recognized in the Consolidated Statements of Income and the weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

                                                            Pension Benefits      Other Post-retirement Benefits
(all dollar amounts in thousands)                      2003     2002      2001      2003        2002       2001
Components of net periodic benefit cost:
  Service cost                                       $5,517    $4,916    $4,177    $2,015     $1,779     $1,501
  Interest cost                                       9,317     8,727     8,170     5,424      4,366      4,287
  Expected return on plan assets                     (8,223)   (7,453)   (6,469)        -          -          -
  Amortization of:
   Prior service cost                                 1,939     1,864     1,670      (357)      (357)      (357)
   Transition (asset)                                  (189)     (164)     (162)        -          -          -
   Actuarial (gain) loss                                749        64       (57)      899        (23)      (187)
  Settlement                                            248         -         -         -          -          -
  Net periodic benefit cost                          $9,358    $7,954    $7,329    $7,981     $5,765     $5,244
Weighted average assumptions used to
  determine benefit obligations at December 31:
  Discount rate                                        6.25%     6.75%     7.25%     6.25%      6.75%      7.25%
  Expected return on plan assets                       8.50%     8.50%      9.0%     n/a         n/a        n/a
  Rate of compensation increase                        4.25%     4.25%      5.0%     n/a         n/a        n/a
Weighted average assumptions used to
  determine net periodic benefit cost for
  year ended December 31:
  Discount rate                                        6.75%     7.25%      7.75%    6.75%      7.25%      7.75%
  Expected return on plan assets                       8.50%      9.0%       9.0%    n/a         n/a        n/a
  Rate of compensation increase                        4.25%      5.0%       5.0%    n/a         n/a        n/a

                                        -43-
For purposes of determining the obligation for post-retirement medical benefits in 2003, the Company has assumed a health care cost trend rate of 10%, declining to an ultimate rate of 5% by 2008, to measure the accumulated post-retirement benefit. For 2002, the assumed health care cost trend rate used in measuring the accumulated post-retirement benefit was 10%, declining to an ultimate rate of 5% by 2007.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2003, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

                                                                        One percentage point
(all dollar amounts in thousands)                                       Increase    Decrease
Effect on the post-retirement benefit obligation                        $12,090   $(10,756)
Effect on the sum of the service cost and interest cost components        1,100       (955)

The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $2,631,000 in 2003, $2,605,000 in 2002, and $2,219,000 in 2001.

The Company has deferred-compensation agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred-compensation agreements is not significant.

NOTE 7  INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

The provision (benefit) for income taxes is comprised of the following:

(all dollar amounts in thousands)                 2003       2002        2001
Current tax expense (benefit):
Federal                                          $  574    $(4,104)    $3,308
State                                             1,589      1,546      1,328
Total current                                     2,163     (2,558)     4,636

Deferred tax expense (benefit):
Federal                                           6,447     15,718      1,342
State                                               707        390       (748)
Total deferred                                    7,154     16,108        594
Total provision for income taxes                 $9,317    $13,550     $5,230

                                        -44-
A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

(all dollar amounts in thousands)                          2003                  2002                2001
Federal statutory  tax rate                        $8,813     35.0%     $12,820     35.0%     $4,935     35.0%
State taxes (net of  federal tax benefits)          1,644      6.5        1,528      4.2         295      2.0
Other                                              (1,140 )   (4.5)        (798)    (2.2)          -        -
Effective tax                                      $9,317     37.0%     $13,550     37.0%     $5,230     37.0%

At the end of 2003, $117.4 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2018. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2003, and 2002, are as follows:

(all dollar amounts in thousands)                2003        2002
Deferred tax assets:
  Accrued compensated absences              $   4,288   $   4,092
  Pensions                                      6,813      11,756
  Post -retirement benefits                    24,441      23,772
  Restructuring reserve                         5,463       5,202
  State net operating loss carry forward        8,874       6,651
  Other                                        11,910      12,697
  Gross deferred tax asset                     61,789      64,170
  Less valuation allowance                     (5,562)     (3,259)
  Net deferred tax assets                      56,227      60,911
Deferred tax liabilities:
  Property, plant, and equipment             (147,084)   (148,017)
  Other                                       (12,406)    (11,459)
  Gross deferred tax liability               (159,490)   (159,476)
  Net deferred tax liability                $(103,263)  $ (98,565)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)           2003       2002
Net deferred tax assets                   $12,616     $12,812
Net long -term deferred tax liabilities  (115,879)   (111,377)
Net deferred tax liability              $(103,263)   $(98,565)

A valuation allowance has been recognized for a subsidiary's state loss carry forward and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.
                                        -45-
NOTE 8  STOCK OPTIONS AND APPRECIATION RIGHTS

The Company maintains various employee stock option plans. The plans specify purchase price, time, and method of exercise. Payment of the option price may be made in cash or by tendering an amount of common stock having a fair market value equal to the option price.

Options are granted for terms up to 20 years; the option price is equal to the fair market value of the Company's common stock at the date of grant for incentive and non-qualified options. All fixed options must be held a minimum of six months before exercise, and performance-based options vest in relation to achieving operating profit levels.

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

In December 2001, the Company issued 315,000 performance-based options that vested in relation to achieving certain operating profit levels in 2002. As of December 31, 2002, 213,000 of these options lapsed. No compensation expense had been recorded for these options in 2001. In 2002, $37,000 of expense was recognized pertaining to 102,000 options to the extent the fair market value of the Company's stock exceeded the grant price of the options as certain performance criteria were met. In December 2002, the Company issued 666,000 performance-based options that vested in relation to achieving certain operating profit levels in 2003 and 2004. As of December 31, 2003, 342,000 performance-based options lapsed. No compensation expense was recorded for these options for the years ended December 31, 2003, and 2002.

As of December 31, 2003, there are 1,785,066 stock options reserved for issuance in the Company's stock option plans.

On December 19, 2003, the Board of Directors approved an amendment to an existing stock option plan to allow for the grant of restricted shares of common stock. The plan change is subject to shareholder approval on April 22, 2004. No expense was recognized in connection with this amendment.

The following table summarizes the activity relating to the Company's stock option plans:

                                                              2003                      2002                 2001
                                                            Weighted                  Weighted             Weighted
                                                            Average                   Average               Average
                                                    2003    Exercise       2002       Exercise     2001     Exercise
                                                   Shares     Price       Shares       Price      Shares      Price
Options outstanding at beginning of year         2,464,768    $11.79    2,057,568     $13.84    1,312,375    $14.19
Granted                                            140,000     12.29      705,000      11.39    1,228,513      9.58
Terminated                                        (370,000)    11.57     (267,000)     11.44     (253,620)    16.00
Exercised                                          (21,000)     9.47      (30,800)     10.55     (229,700)    10.00
Options outstanding at end of year               2,213,768    $11.88    2,464,768     $11.79    2,057,568    $13.84
Options exercisable at end of year               1,794,768    $11.90    1,733,768     $11.95    1,722,568    $13.86

                                        -46-
The weighted average fair value of options granted was $3.93 in 2003 and $3.46 in 2002.

Additional information regarding the fixed-option grants outstanding and exercisable at December 31, 2003, is as follows:

                                Weighted Average
                                    Remaining        Weighted                  Weighted
Range of             Outstanding   Contractual       Average     Exercisable    Average
Exercise Prices       Options      Life (years)   Exercise Price   Options   Exercise Price
$ 8.75 - $10.17        897,513        16.00            $9.10       897,513      $9.10
$10.22 - $11.39        175,400        17.69           $10.83       175,400     $10.83
$11.94 - $13.22        335,604        15.92           $12.86       240,604     $12.80
$15.88 - $18.26        408,001        13.38           $16.69       408,001     $16.69
$18.50 - $21.61         73,250        11.80           $19.19        73,250     $19.19
                     1,889,768                                   1,794,768

The exercise price for the 324,000 performance-based options outstanding at December 31, 2003, is $11.39.

Pro forma net earnings and earnings per share had the Company elected to adopt the "fair-value-based method" of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," are as follows:

(all dollar amounts in thousands, except per share data)                2003      2002      2001
Net earnings:
  As reported                                                         $15,863   $23,068   $8,913
  Add: Total stock -based employee compensation expense (credit)
     under APB No. 25, net of related tax effects                       1,067      (110)   2,622
  Deduct: Total stock -based employee compensation expense
     determined under fair -value -based method for all awards,
     net of related tax effects                                        (1,242)     (137)  (3,139)
Pro forma                                                             $15,688   $22,821   $8,396
Earnings per share - basic:
  As reported                                                           $0.31     $0.45    $0.17
  Pro forma                                                             $0.30     $0.44    $0.16
Earnings per share - diluted:
  As reported                                                           $0.31     $0.45    $0.17
  Pro forma                                                             $0.30     $0.44    $0.16

The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                  2003        2002        2001
Risk -free interest  rate                         3.25%       4.38%       5.84%
Expected life in years                               6           6           6
Price volatility                                 38.97%      38.23%      36.41%
Dividend yield                                    2.78%       3.83%       3.58%

                                        -47-
STOCK APPRECIATION RIGHTS

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

The following table summarizes the activity relating to the Company's stock appreciation rights plans:

                                                              2003       2002        2001
Rights outstanding at beginning of year
   (number of shares)                                      307,805     307,805      470,855
Terminated                                                       -           -     (101,683)
Exercised                                                  (18,333)          -      (61,367)
Rights outstanding and exercisable at end of year
   (number of shares)                                      289,472     307,805      307,805
Price range of rights exercised                              $6.26       n/a     $5.88-9.42
Price range of outstanding and exercisable rights:
  $ 4.06 - $ 9.70                                          274,597     292,930      292,930
  $15.88 - $17.16                                           14,875      14,875       14,875

At December 31, 2003, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $4.06 and $9.70 was 6.6 years, and with an exercise price of between $15.88 and $17.16 was 15.0 years.

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

The following table summarizes the activity relating to the Company's dividend equivalent plan:

                                                         2003      2002      2001
Equivalents outstanding at beginning of year
   (number of shares)                                 174,114   174,114    205,433
Exercised                                                   -         -    (31,319)
Equivalents outstanding and exercisable
   at end of year (number of shares)                  174,114   174,114    174,114

                                        -48-
The provision (credit) for stock appreciation rights and dividend equivalents were as follows:

(all dollar amounts in thousands)                     2003      2002       2001
Stock appreciation rights                           $1,024    $(183)      $744
Dividend equivalents                                   169       46         97
Total                                               $1,193    $(137)      $841

NOTE 9  ACQUISITION OF BUSINESS

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price was allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No additional liabilities or goodwill were recorded as a result of this acquisition. The pro forma disclosures under SFAS No. 141, "Business Combinations" have not been presented, as the impact of this acquisition does not materially impact the results of operations.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

As a result of a settlement of all claims of the parties in a patent litigation case, the Company recognized $4.2 million of income in 2003 as a fee for licensing certain patented dispenser technologies.

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

In 1986, the Wisconsin Department of Natural Resources (DNR) notified a subsidiary of the Company that it may be a potentially responsible party (PRP) for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's (EPA) National Priorities List. The environmental contamination consists of elevated concentrations of chlorinated volatile organic compounds documented in three private water supply wells located
                                        -49-
in proximity to the designated landfill. While the Company believes it did not contribute to the identified contamination, the laws are designed to require any party that utilized the landfill to contribute toward the cleanup. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies. The Company worked with the DNR on the development of the study and work plan which was initiated in early 2003. The Company estimates that the costs of remediation of the entire site for all parties will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different since the investigative study has not been completed and no timetable or decision on the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs and the number and nature of the other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse impact on the operations, financial condition, or liquidity of the Company. The Company is also pursuing insurance coverage of its remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance. No determination of insurance coverage has yet been made, and the Wisconsin court's decision may yet be subject to appeal to the U.S. Supreme Court.

It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and the Company's past experience with these matters. The Company's accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.9 million and $5.6 million at December 31, 2003, and 2002, respectively. The provision for environmental matters was $0.1 million, $0.4 million, and $1.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. In 2001, the increased provision was primarily due to a landfill site being identified for remediation. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation site will not have a material adverse impact on its consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

OTHER COMMITMENTS

As of December 31, 2003, the Company was committed to spend approximately $7.6 million on capital projects, which were in various stages of completion.
                                        -50-
The Company's Groveton, New Hampshire, mill is committed to the transportation of a fixed volume of natural gas through September 2019 under a natural gas transportation agreement with the Portland Natural Gas Transmission System Company. The contract is only for the transportation of natural gas from the Company's natural gas suppliers to the Company's mill in New Hampshire. The Company is not required to buy or sell minimum gas volumes under the agreement. The Company is required to pay a minimum transportation fee of approximately $1.4 million annually per the agreement; however, the Company's natural gas requirements exceed the level required to be transported.

NOTE 11 PREFERRED SHARE PURCHASE RIGHTS PLAN

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

NOTE 12 FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

LONG-TERM DEBT

The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2003, and 2002, the fair
                                        -51-
 value of the long-term debt exceeded the carrying value by approximately $15.2 million and $14.4 million, respectively.

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

During 2001, the interest rate agreements were terminated. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. Accordingly, the amount of the swap asset recorded has been eliminated from the balance sheet at the termination date. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments. Debt premium amortization reduced interest expense by $726,000 for the years ended December 31, 2003, and 2002, and $367,000 for the year ended December 31, 2001. The agreement decreased interest expense by $589,000 in 2001.

NOTE 13 SEGMENT DATA

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

PRODUCTS FROM WHICH REVENUE IS DERIVED

Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; and Groveton, New Hampshire. Printing & Writing also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products, and a converting facility that converts printing and writing grades. Specialty Paper produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

RECONCILIATIONS

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)                 2003        2002       2001
Net sales external customers:
  Printing & Writing                           $395,836    $391,240  $392,026
  Specialty Paper                               362,935     348,990   354,181
  Towel & Tissue                                212,673     208,468   197,522
                                               $971,444    $948,698  $943,729
Net sales intersegment:
  Printing & Writing                           $  7,092    $  7,024  $  8,687
  Specialty Paper                                   546         232       462
  Towel & Tissue                                      -           -         -
                                               $  7,638    $  7,256  $  9,149
Operating profit:
  Printing & Writing                           $ 12,880    $ 31,600  $ 25,750
  Specialty Paper                                 6,586      (1,811)    9,417)
  Towel & Tissue                                 28,691      27,411    25,294
Total reportable segment operating profit:       48,157      57,200    41,627
  Corporate and eliminations                    (12,879)     (9,778)  (13,348)
  Interest expense                              (10,188)    (10,845)  (14,416)
  Other income (expense)                             90          41       280
  Earnings before income taxes                 $ 25,180    $ 36,618  $ 14,143
Segment assets:
  Printing & Writing                           $283,711    $284,652
  Specialty Paper                               334,079     347,380
  Towel & Tissue                                165,199     170,854
  Corporate and unallocated                      75,111      70,871
                                               $858,100    $873,757

OTHER SIGNIFICANT ITEMS

                                                    Depreciation,   Expenditures
(all dollar amounts in thousands)         Interest Depletion, and  for Long-Lived
                                           Income   Amortization      Assets
2003
Printing & Writing                        $    6       $17,211      $10,743
Specialty Paper                                -        24,613        5,025
Towel & Tissue                                 -        18,218        7,574
Corporate and unallocated                     59           781          919
                                          $   65       $60,823      $24,261
2002
Printing & Writing                        $    -       $16,545      $ 8,751
Specialty Paper                                -        25,084        3,551
Towel & Tissue                                 -        18,077        5,897
Corporate and unallocated                     25           918        1,002
                                          $   25       $60,624      $19,201
2001
Printing & Writing                        $    -       $16,972      $ 9,308
Specialty Paper                               15        25,277        8,615
Towel & Tissue                                 -        17,214       10,902
Corporate and unallocated                    247         1,485          966
                                            $262       $60,948      $29,791

COMPANY GEOGRAPHIC DATA

The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries are as follows:

(all dollar amounts in thousands)                2003        2002        2001
United States                                  $895,776    $884,213   $884,088
All foreign countries                            75,668      64,485     59,641
                                               $971,444    $948,698   $943,729

QUARTERLY FINANCIAL DATA (UNAUDITED)

(all dollar amounts in thousands,                     First      Second      Third    Fourth
except per share data)                               Quarter     Quarter*   Quarter   Quarter    Annual
2003
Net sales                                           $239,826   $242,833   $249,529   $239,256   $971,444
Gross profit                                          20,879     25,096     28,439     28,483    102,897
Operating profit                                       4,635      7,677     12,013     10,953     35,278
Net earnings                                           1,335      3,228      5,981      5,319     15,863
Net earnings per share basic and  diluted              $0.03      $0.06      $0.12      $0.10      $0.31

2002
Net sales                                           $225,928   $237,820   $251,149   $233,801   $948,698
Gross profit                                          25,328     28,471     28,146     30,439    112,384
Operating profit                                       8,256     11,768     14,680     12,718     47,422
Net earnings                                           3,428      5,696      7,577      6,367     23,068
Net earnings per share basic and diluted               $0.07      $0.11      $0.15      $0.12      $0.45

2001
Net sales                                           $234,145   $240,637   $245,106   $223,841   $943,729
Gross profit                                          15,942     23,856     29,931     26,412     96,141
Operating profit (loss)                               (1,730)     4,678     14,824     10,507     28,279
Net earnings (loss)                                   (3,768)       682      7,250      4,749      8,913
Net earnings (loss) per share
   basic and diluted                                  $(0.07)     $0.01      $0.14      $0.09      $0.17

* In 2003, includes after-tax income of $2.6 million ($4.2 million pretax) or $0.05 per share related to the settlement of a patent litigation case.

MARKET PRICES FOR COMMON SHARES (UNAUDITED)

                      2003                           2002                          2001
                                Cash                          Cash                          Cash
                             Dividends                      Dividends                     Dividends
           Price     Price    Paid Per    Price      Price   Paid Per   Price      Price   Paid Per
Quarter     High      Low      Share      High       Low      Share     High       Low      Share
1st        $12.08    $9.30    $0.085     $12.97    $10.50    $0.085    $13.00     $9.94    $0.085
2nd         12.23    10.20     0.085      14.00     11.20     0.085     14.00     11.52     0.085
3rd         13.40    11.03     0.085      12.09      9.00     0.085     13.58      7.85     0.085
4th         13.85    11.75     0.085      11.81      8.14     0.085     12.16      9.65     0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.

Schedule II - Valuation and Qualifying Accounts

                                    Allowance for
                                      Doubtful
                                      Accounts

Balance December 31, 2000             $ 3,837
   Charges to cost and expense          1,397
   Deductions                            (583)

Balance December 31, 2001               4,651
   Charges to cost and expense            342
   Deductions                          (2,617)

Balance December 31, 2002               2,376
   Charges to cost and expense           (276)
   Deductions                          (  172)

Balance December 31, 2003              $ 1,928

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 18, 2002, Deloitte & Touche LLP was appointed as independent auditor for the 2002 fiscal year. Information required by Item 304 of Regulation S-K is incorporated by reference to the Company's Form 8-K dated June 18, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the disclosure in the Company's proxy statement relating to the 2004 annual meeting of shareholders (the "2004 Proxy Statement") under the caption "Proposal No. 1 - Election of Directors."

Information relating to the executive officers of the Company is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers which covers the Company's Chief Executive Officer, Chief Financial Officer, Controller, Manger of Corporate Accounting, and Manager of Internal Audit. Each of these codes is available in the "Corporate Overview - Corporate Governance" section of the Company's website at http://www.wausaumosinee.com/corpgov.htm. Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption.

CORPORATE GOVERNANCE GUIDELINES AND COMMITTEE CHARTERS

The Company has adopted Corporate Governance guidelines and charters for its Audit, Compensation, and Corporate Governance Committees. These guidelines and charters are available in the "Corporate Overview - Corporate Governance" section of the Company's website at http://www.wausaumosinee.com/corpgov.htm. Shareholders may also request a free copy of these documents by writing to:

                              Corporate Secretary
                              Wausau-Mosinee Paper Corporation
                              1244 Kronenwetter Drive
                              Mosinee, WI 54455-9099

AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies. Mr. Baker (Chairman), Mr. Alexander, Mr. Freels, and Mr. Kuester serve on the Audit Committee.
                                        -57-
FINANCIAL EXPERT

The Board of Directors has determined that Gary W. Freels is an audit committee financial expert. Mr. Freels is an independent director under NYSE listing standards. Mr. Freels has 25 years of experience in commercial banking and, for the last 8 years, has managed the investment portfolios of the private foundation he serves as chief executive officer. He has also served on the Audit Committee of the Company since 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Proposal No. 1 - Election of Directors - Compensation of Directors."

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the disclosure in the 2004 Proxy Statement beginning under the caption "Executive Compensation," through the disclosure ending under the subcaption, "- Retirement Benefits," and (2) the disclosure in the 2004 Proxy Statement under the subcaption "- Report of the Compensation Committee - Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the Company's equity compensation plans is incorporated in this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Executive Compensation - Equity Compensation Plan Information."

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement beginning under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers, and 5% Shareholders" and ending at the subcaption "- Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Proposal No. 1
- Election of Directors - Determination of Independence of Directors."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of the Company's principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2004 Proxy Statement under the subcaption "Report of the Audit Committee and Related Matters - Independent Auditor and Fees," and "Audit Committee Pre-Approval Policies."
                                        -58-

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.
(1) The following consolidated financial statements of the Company and the Independent Auditors' Report and Reports of Independent Public Accountants thereon are filed as part of this report:
      (i)   Consolidated Balance Sheets as of December 31, 2003 and 2002
      (ii) Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001
      (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
      (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001
      (v)   Notes to Consolidated Financial Statements

 (2)   Financial Statement Schedules
      The following financial statement schedule is filed as part of this report:
      (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001 (page 56)

      All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

(3)   Exhibits

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

      Exhibit
      Number                  Description
      3.1 Restated Articles of Incorporation, as amended October 21, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)
      3.2 Restated Bylaws, as amended December 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 17, 1997, Commission File No. 33-42445)
      4.1 Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998)
      4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)
                                        -59-
      4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)
      4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
      4.5 Revolving Credit Agreement dated December 10, 1999 among the Company and Bank of America, N.A., Bank One, NA, M&I Marshall & Ilsley Bank, and Harris Trust and Savings Bank, as amended April 14, 2000, December 8, 2000, and January 23, 2001 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
      4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
      10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2001)*
      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.4 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
            1998)*
      10.9 Directors Retirement Benefit Policy, as amended April 16, 1998 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)*
      10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.15 to the
                                        -60-
            Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*
      10.14 2003 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
      10.15 2004 Incentive Compensation Plan for Executive Officers*
      10.16 2000 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)*
      10.17 Executive Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003)*

      21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
      23.1  Consent of Deloitte & Touche LLP
            (Consent of Arthur Andersen LLP omitted pursuant to Rule 437a under the Securities Act of 1933, as amended)
      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      32.1 Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002

            * Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

(b)   Reports on Form 8-K:

      Form 8-K Dated September 5, 2003. The Company filed a current report on Form 8-K on September 5, 2003, reporting, under Item 5, the appointment of Pete
R. Chiericozzi as Senior Vice President, Town & Tissue Group.

      Form 8-K Dated October 21, 2003. The Company filed a current report on Form 8-K on October 21, 2003, reporting earnings and net sales information for the quarter ended September 30, 2003, under Item 5 and additional related information under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition.


                                        -61-

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER
                                    CORPORATION


March 15, 2004                      SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                       Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                      Principal Financial and Accounting
                                      Officer)

                                        -62-

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2004



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


SAN W. ORR, JR.                            WALTER ALEXANDER
San W. Orr, Jr.                            Walter Alexander
Chairman of the Board                      Director



DENNIS J. KUESTER                          DAVID B. SMITH, JR.
Dennis J. Kuester                          David B. Smith, Jr.
Director                                   Director



GARY W. FREELS                             HARRY R. BAKER
Gary W. Freels                             Harry R. Baker
Director                                   Director


                                        -63-
                                EXHIBIT INDEX*
                                      TO
                                   FORM 10-K
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))


Exhibit 10.15  2004 Incentive Compensation Plans for Executive Officers

Exhibit 23.1   Consent of Deloitte & Touche LLP

Exhibit 31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002



* Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 15 of Form 10-K to which this Exhibit Index relates.
                                        -64-




{00031985.TXT/1}