Form 10-Q
period 2004-03-31
WAUSAU MOSINEE PAPER CORP
filed 2004-05-10
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2004

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

The number of common shares outstanding at April 30, 2004 was 51,654,251.

                       WAUSAU-MOSINEE PAPER CORPORATION

                               AND SUBSIDIARIES

                                     INDEX
                                                                     PAGE NO.
PART I.                      FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Statements of Operations,
                  Three Months Ended March 31, 2004 (unaudited) and
                  March 31, 2003 (unaudited)                                  1

                  Condensed Consolidated Balance
                  Sheets, March 31, 2004 (unaudited)
                  and December 31, 2003 (derived from
                  audited financial statements)                               2

                  Condensed Consolidated Statements
                  of Cash Flows, Three Months
                  Ended March 31, 2004 (unaudited)
                  and March 31, 2003 (unaudited)                              3

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                          3-7

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                8-13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk 14

      Item 4.     Controls and Procedures                                    14

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                           15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
(Dollars in thousands, except per share data)           2004          2003
NET SALES                                          $  251,815   $  239,826
Cost of products sold                                 225,117      218,947

GROSS PROFIT                                           26,698       20,879

Selling and administrative expenses                    18,884       16,244

OPERATING PROFIT                                        7,814        4,635

Interest expense                                      (2,527)       (2,501)

Other income (expense), net                               194          (14)

EARNINGS BEFORE INCOME TAXES                            5,481        2,120

Provision for income taxes                              2,029          785

NET EARNINGS                                       $    3,452   $    1,335

NET EARNINGS PER SHARE - BASIC                     $     0.07   $     0.03

NET EARNINGS PER SHARE - DILUTED                   $     0.07   $     0.03

Weighted average shares outstanding-basic          51,617,395   51,536,891

Weighted average shares outstanding-diluted        51,804,792   51,604,298

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                               MARCH 31,   December 31,
                                                       2004         2003
ASSETS                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                        $  43,076   $  36,305
   Receivables, net                                    91,762      81,300
   Refundable income taxes                                289       1,668
   Inventories                                        116,528     115,835
   Deferred income taxes                               12,594      12,616
   Other current assets                                 3,698       3,694
      Total current assets                            267,947     251,418

Property, plant and equipment, net                    555,708     565,722
Other assets                                           41,034      40,960

TOTAL ASSETS                                         $864,689    $858,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt             $     112   $     112
   Accounts payable                                    62,936      55,368
   Accrued and other liabilities                       56,937      59,524
      Total current liabilities                       119,985     115,004

Long-term debt                                        161,964     162,174
Deferred income taxes                                 115,469     115,879
Postretirement benefits                                55,908      54,197
Pension                                                35,894      40,829
Other noncurrent liabilities                           20,609      19,701
      Total liabilities                               509,829     507,784
Stockholders' equity                                  354,860     350,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $864,689    $858,100

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
(Dollars in thousands)                                    2004         2003
Net cash provided by operating activities               $14,031     $14,508

Cash (used in) investing activities:
     Capital expenditures                                (3,937)     (4,669)
     Acquisition of business                                  0      (8,413)
                                                         (3,937)    (13,082)

Cash used in financing activities:
     Net borrowings under credit agreements                   0       3,030
     Payment under capital lease obligation                 (28)          0
     Dividends paid                                      (4,382)     (4,381)
     Proceeds from stock option exercises                 1,087           0
                                                         (3,323)     (1,351)

Net increase in cash and cash equivalents                 6,771          75
Cash and cash equivalents, beginning of period           36,305      23,383

Cash and cash equivalents, end of period                $43,076     $23,458

Interest paid-net of amount capitalized                 $ 5,198     $ 5,112
Income taxes paid                                       $   654     $   726

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2003, for the Company's accounting policies, which are pertinent to these statements.
                                       -3-
Note 2.Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash, of which $8.4 million was incurred in the first quarter of 2003. The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition. The pro forma disclosures required under Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" have not been presented, as the impact of this acquisition does not materially impact the results of operations.

Note 3.Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all grants under such plans had been exercised on that day. For the three months ended March 31, 2004, the provision for incentive plans was $152,000. For the three months ended March 31, 2003, the credit for incentive plans was $251,000.

       As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."

       Pro forma net earnings and earnings per share had the Company elected to adopt the fair-value based method" of SFAS No. 123 are as follows:

      (Dollars in thousands, except per share amounts)             Three Months
                                                                  Ended March 31,
                                                                2004        2003
      Net earnings, as reported                                $3,452     $1,335
      Add:   Total stock-based employee compensation
             expense (credit) under APB No. 25, net of
             related tax effects                                   96       (158)
      Deduct:Total stock-based compensation (expense)
             credit determined under fair-value based method
             for all awards, net of related tax effects          (140)       133
      Proforma                                                 $3,408     $1,310

      Earnings per share - basic:
         As reported                                            $0.07      $0.03
         Pro forma                                              $0.07      $0.03
      Earnings per share - diluted:
         As reported                                            $0.07      $0.03
         Pro forma                                              $0.07      $0.03

                                       -4-
Note 4. Basic and diluted earnings per share are recognized as follows:

       (Dollars in thousands, except per share data)                    Three Months
                                                                       Ended March 31,
                                                                    2004            2003
       Net earnings                                           $     3,452    $       1,335

       Basic weighted average common shares outstanding        51,617,395       51,536,891
       Dilutive securities:
          Stock option plans                                      187,397           67,407
       Diluted weighted average common shares outstanding      51,804,792       51,604,298

       Net earnings per share-basic                           $      0.07    $        0.03
       Net earnings per share-diluted                         $      0.07    $        0.03

       For the three months ended March 31, 2004, options for 465,368 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended March 31, 2003, options for 881,255 shares were excluded from the diluted EPS calculation because the options were antidilutive.

Note 5. Accounts receivable consisted of the following:

       (Dollars in thousands)                      MARCH 31,   December 31,
                                                     2004        2003
       Trade                                       $92,423     $82,142
       Other                                         1,378       1,086
                                                    93,801      83,228
       Less: Allowances                            (2,039)     (1,928)
                                                   $91,762     $81,300

Note 6. The various components of inventories were as follows:

       (Dollars in thousands)                      MARCH 31,   December 31,
                                                     2004        2003
       Raw Materials                              $ 30,183    $ 27,282
       Finished Goods and Work in Process           81,833      83,757
       Supplies                                     28,072      27,920
          Subtotal                                 140,088     138,959
       Less:  LIFO Reserve                         (23,560)    (23,124)
       Net inventories                            $116,528    $115,835

                                       -5-
Note 7.The accumulated depreciation on fixed assets was $664.1 million as of March 31, 2004, and $653.0 million as of December 31, 2003. The provision for depreciation, amortization and depletion was $15.0 million for the three month periods ended March 31, 2004 and March 31, 2003.

Note 8. The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, are as follows:

                                                                      Other
                                                                  Post-retirement
                                                Pension Benefits      Benefits
                                                  2004    2003      2004    2003
       Service cost                            $ 1,720  $ 1,379  $   671   $  504
       Interest cost                             2,423    2,329    1,541    1,162
       Expected return on plan assets           (2,501)  (2,060)       0        0
       Amortization of:
         Prior service cost                        487      485      (87)     (89)
         Actuarial loss                            419      187      447      225
         Transition (asset)                        (14)     (47)       0        0
       Net periodic benefit cost               $ 2,534  $ 2,273  $ 2,572   $1,802

       The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $21.2 million to its pension plans in 2004. As of March 31, 2004, $3.1 million of contributions have been made. The Company expects to contribute an additional $18.1 million in 2004 for a total of $21.2 million.

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

       PRODUCTS FROM WHICH REVENUE IS DERIVED
       Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. Printing & Writing also includes converting facilities, which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility, which converts printing and writing grades. Specialty Paper produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market.
                                       -6-
       Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                            Three Months
                                                           Ended March 31,
       (Dollars in thousands)                            2004         2003
       Net sales external customers
         Printing & Writing                           $100,101    $ 98,377
         Specialty Paper                               100,931      92,458
         Towel & Tissue                                 50,783      48,991
                                                      $251,815    $239,826
       Operating profit (loss)
         Printing & Writing                           $  2,551    $  1,486
         Specialty Paper                                 3,451       1,512
         Towel & Tissue                                  5,301       4,031
       Total reportable segment
         operating profit                               11,303       7,029
       Corporate & eliminations                        (3,489)      (2,394)
       Interest expense                                (2,527)      (2,501)
       Other income (expense)                              194         (14)
       Earnings before income taxes                   $  5,481    $  2,120

       (Dollars in thousands-unaudited)               MARCH 31,  December 31,
                                                        2004         2003
       Segment Assets
         Printing & Writing                           $287,628     $283,711
         Specialty Paper                               334,049      334,079
         Towel & Tissue                                162,824      165,199
         Corporate & Unallocated*                       80,188       75,111
                                                      $864,689     $858,100

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

                                       -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First quarter 2004 market conditions remained competitive, although somewhat improved, as compared to the same period last year. Market demand improved in each of the Company's three business segments although excess production capacity in the paper industry limited selling price increases during the quarter. At the same time, market pulp and employee benefit costs increased and natural gas prices remained above historical averages. In response to these factors, the Company's efforts to enhance sales mix, reduce costs and improve production efficiencies continued. For the first quarter of 2004, over 30% of the Company's revenues came from products developed within the previous three years, exceeding the internal target of 25%; the Company's cost reduction goal of 2% of prior year cost of sales was largely achieved; and production efficiency gains of 2% exceeded the Company's target of 1%.

OPERATIONS REVIEW

Net Sales
                                                 Three Months Ended March 31,
(Dollars in thousands)                               2004           2003
Net sales                                         $251,815       $239,826
Percent increase/(decrease)                              5%             6%

For the three months ended March 31, 2004, consolidated net sales for the Company were $251.8 million compared to $239.8 million for the same three-month period in 2003, an increase of 5%. Company-wide shipments in the first quarter of 2004 were 215,248 tons, a 2% improvement from the 210,756 tons shipped in the first quarter of 2003. First quarter 2004 average selling price increased approximately 2%, or more than $5 million, as compared to the same period in 2003 with product mix enhancements, slightly offset by product pricing declines, accounting for the average selling price increase.

First quarter net sales and shipments for Printing & Writing increased 2% and 4%, respectively, as compared to the first quarter of 2003. As a group, net sales improved to $100.1 million in 2004 from $98.4 million reported for the same three-month period in 2003. Shipments grew quarter-over-quarter from 88,731 tons in 2003 to 92,240 tons in 2004. The increase in tons shipped was driven by a 10% increase in paper mill packaging volume and a 26% increase in consumer product shipments. Partially offsetting these increases was a 1% reduction in product shipped to paper merchants and converters. The decline in shipments to paper merchants and converters is due primarily to reduced commercial printing activity and a shift in distribution patterns. Compared to the same period last year, first quarter demand for uncoated free-sheet papers improved approximately 5%, with growth largely driven by commodity segments of
the market such as white offset rolls.   Pricing for Printing & Writing
products remained very competitive in the first quarter with average selling price declining more than 2% from last year, as gains in product mix only
partially offset the product pricing declines experienced.   Product
                                       -8-
pricing in the commodity segments of the uncoated free-sheet market has begun to move higher while pricing on some value-added grades such as colored opaque and colored bond have moved somewhat lower.

Despite essentially flat shipping volume on a quarter-over-quarter basis, Specialty Paper net sales increased 9% to $100.9 million for the three-month period ended March 31, 2004 compared to $92.5 million reported for the three-month period ended March 31, 2003. Total shipments were 87,585 tons and 87,675 tons for the period ended March 31, 2004 and March 31, 2003, respectively. For the first quarter of 2004, average selling price increased more than 8% over the first quarter of 2003. Product selling prices increased approximately 3%, with product mix enhancements, particularly in higher-margin, core-product categories such as masking tape base and popcorn bag, accounting for the balance of the average selling price improvement. Specialty Paper reduced its volume of non-core products such as tablet papers from 13% of total shipments in 2003 to 6% in 2004. Market conditions are generally improving for Specialty Paper's products, allowing the group to implement select selling price increases.

Towel & Tissue net sales improved 4% to $50.8 million in the first quarter of 2004, compared with $49.0 million in the same period last year. Overall shipment volume of towel and tissue products increased 3% to 35,423 tons shipped in the first quarter of 2004 from 34,350 tons shipped in the first quarter of 2003, with strong growth in our value-added grades enhancing product mix and related net sales. As a result, average selling price remained relatively flat quarter-over-quarter despite product pricing declines of 3%. The "away-from-home" segment of the towel and tissue market grew approximately 1% in the first quarter of 2004 compared with the same period in 2003. Towel & Tissue implemented select selling price increases of 4% to 6% early in the second quarter of 2004.

Gross Profit
                                                  Three Months Ended March 31,
(Dollars in thousands)                                 2004         2003
Gross profit on sales                                $26,698      $20,879
Gross profit margin                                       11%           9%

Gross profit for the three months ended March 31, 2004, was $26.7 million compared to $20.9 million for the three months ended March 31, 2003. The increase in gross margin quarter-over-quarter was driven by product mix improvement in tons sold, operational efficiency gains and somewhat lower energy prices, partially offset by increased market pulp and employee fringe benefit costs. In total, natural gas prices declined nearly 6% resulting in a benefit of $0.6 million in the first quarter of 2004 compared to the first quarter of 2003. For the same period, market pulp prices were $46 per air-dried metric ton, or approximately $4.8 million higher while wastepaper prices remained relatively flat. In addition, employee fringe benefit costs, primarily in the areas of health insurance, pension and post-retirement costs, increased approximately $2.1 million for the period ended March 31, 2004 compared to March 31, 2003.

With recently implemented and announced market pulp price increases, the average price of market pulp consumed in the second quarter of 2004 is expected to increase by 6% to 8% over first quarter levels. For the balance of 2004, approximately 5% of the Company's expected
                                       -9-
market pulp purchases are protected through fixed price contracts. Additionally, at the end of the first quarter, the Company had approximately 60% of its expected second quarter natural gas requirements protected at a price slightly below the first quarter average price.

Printing & Writing's gross profit for the first quarter of 2004 was 9% of net sales compared to 7% for the same period last year. The improvement in gross margins on a quarter-over-quarter basis is attributable to operational efficiency gains and favorable pricing in natural gas partially offset by a reduced average selling price, unfavorable market pulp and higher employee fringe benefit costs as discussed in the consolidated gross margin comparisons.

Specialty Paper's average selling price increase and improved operations offset the unfavorable impacts of market pulp and employee fringe benefit costs to report improved year-over-year gross profit margins of 8% in the first quarter of 2004 compared to 6% in the first quarter of 2003.

The gross profit margin for the Towel & Tissue increased to 19% in the first quarter of 2004 from 16% in the first quarter of 2003. Slightly lower average selling price was more than offset by improved operations and cost reduction results, to account for the higher current-year margin.

Consolidated order backlogs increased to approximately 44,400 tons at March 31, 2004, from approximately 38,800 tons at March 31, 2003. Backlog tons at March 31, 2004, represent $51.2 million in sales compared to $41.9 million in sales at March 31, 2003. Increases in customer backlog were evident in all segments of the business. Printing & Writing backlog tons improved from 8,400 tons as March 31, 2003, to 10,600 tons at March 31, 2004. Specialty Paper backlog tons increased to 30,900 tons at the end of the first quarter of 2004 compared to 29,100 tons at the end of the first quarter of 2003. Towel & Tissue experienced an increase in backlogs with 2,900 tons and 1,300 tons reported at the end of the first quarter of 2004 and 2003, respectively. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                                    Three Months Ended March 31,
(Dollars in thousands)                                  2004         2003
Selling and administrative expense                    $18,884      $16,244
Percent increase/(decrease)                                16%          (5%)
As a percent of net sales                                   7%           7%

Selling and administrative expenses in the first quarter of 2004 were $18.9 million compared to $16.2 million in the same period of 2003. Incentive compensation programs based on the market price of the Company's stock resulted in a provision of $0.2 million for the three months ended March 31, 2004 compared to a credit of $0.3 million for the three months ended March 31, 2003. The remaining increase quarter-over-quarter was primarily due to increases in incentive compensation and fringe benefit costs, including health insurance, pension and post-retirement benefits.
                                       -10-

Other Income and Expense
                                                   Three Months Ended March 31,
(Dollars in thousands)                                   2004         2003
Interest expense                                       $2,527       $2,501
Other income(expense)                                     194         (14)

Interest expense was $2.5 million in both the first quarter of 2004 and 2003. The benefit from lower average debt levels was more than offset by a slightly
higher effective interest rate quarter-over-quarter.   Long-term debt was
$162.0 million and $165.6 million at March 31, 2004 and 2003, respectively. Long-term debt at December 31, 2003, was $162.2 million. Interest expense is
expected to remain similar in 2004 as compared to 2003.   Other income in the
first quarter of 2004 increased over the first quarter of 2003 due to interest income as a result of higher cash and cash equivalent balances year-over-year.

Income Taxes
                                                   Three Months Ended March 31,
(Dollars in thousands)                                   2004         2003
Provision for income taxes                             $2,029         $785
Effective tax rate                                        37%          37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2004 is expected to remain at 37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures
                                                  Three Months Ended March 31,
(Dollars in thousands)                                  2004         2003
Cash provided by operating activities                 $14,031      $14,508
Capital expenditures                                    3,937        4,669

For the three months ended March 31, 2004, cash provided by operating activities was $14.0 million compared to cash provided by operations for the three months ended March 31, 2003, of $14.5 million. The reduction in cash flows provided by operating activities quarter-over-quarter is attributable to increased pension contributions in the current period and year-to-year changes in operating assets and liabilities, partially offset by increased current-quarter earnings The first quarter of 2003 also included $7.0 million in income tax refunds received compared to $1.4 million in the first quarter of 2004. The Company expects to contribute approximately $21 million to the pension plans in 2004.

In 2004, due to relatively weak economic conditions and to excess production capacity in the paper industry, the Company has continued efforts initiated in 2001 to limit capital spending without sacrificing the maintenance of its facilities and operating assets. The Company has established an objective to achieve a weighted-average internal rate of return of 17% on capital projects approved in 2004 and has achieved this objective for projects approved through the first three months of the year. Capital spending for the first three months of 2004 was $3.9 million
                                       -11-
compared to $4.7 million during the first three months of 2003. Total capital spending in 2004 is expected to be less than $35 million.

For 2004, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in Towel & Tissue with $0.1 million spent on a screw press project and $0.4 million spent for various converting lines.

The balance of spending for the first three months of 2004 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $2.3 million for essential non-or low-return projects, and approximately $1.1 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

For the first quarter of 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.1 million in Printing & Writing as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $0.3 million on a process control system computer replacement at the Groveton mill. In Towel & Tissue, $0.6 million was spent on a screw press project and $0.5 million was spent for various converting lines. The balance of the spending in the first three months of 2003 was on projects individually under $1.0 million. These expenditures included approximately $1.8 million for essential non or low-return projects, and approximately $1.4 million on projects expected to provide a return on investment that excess the Company's cost of capital.

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

Debt and Equity

                                                  MARCH 31,     December 31,
(Dollars in thousands)                              2004           2003
Short-term debt                               $        112   $        112
Long-term debt                                     161,964        162,174
Total debt                                         162,076        162,286
Stockholders' equity                               354,860        350,316
Total capitalization                               516,936        512,602
Long-term debt/capitalization ratio                     31%            32%

As of March 31, 2004, there was no significant change in total debt as compared to December 31, 2003.

On March 31, 2004, the Company had approximately $131.0 million of available borrowing capacity from existing bank facilities. The Company's borrowing capacity and cash provided by
                                       -12-
operations are expected to be sufficient to support operations, fund capital plans and meet dividend requirements.

Dividends

On December 19, 2003, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on February 17, 2004, to shareholders of record on February 2, 2004. On April 22, 2004, the Board of Director's declared a cash dividend in the amount of $0.085 per share. The dividend is payable on May 17, 2004, to shareholders of record on May 3, 2004.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The

Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
                                       -13-
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors during the period covered by this report which could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                       -14-
                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

   31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

   Form 8-K dated January 28, 2004. The Company filed a current report on Form 8-K on January 28, 2004, reporting earnings and net sales information for the quarter and fiscal year ended December 31, 2003, under Item 5 and additional related information under Items 9 and 12.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



May 10, 2004                        SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       -16-
                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       -17-