Form 10-Q
period 2004-06-30
WAUSAU MOSINEE PAPER CORP
filed 2004-08-09
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2004

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

The number of common shares outstanding at July 30, 2004 was 51,685,251.

                       WAUSAU-MOSINEE PAPER CORPORATION

                               AND SUBSIDIARIES

                                     INDEX
                                                                       Page No.
PART I.                      FINANCIAL INFORMATION

   Item 1.           Financial Statements
                     Condensed Consolidated Statements of
                     Operations, Three Months and Six Months Ended
                     June 30, 2004 (unaudited) and
                     June 30, 2003 (unaudited)                             1

                     Condensed Consolidated Balance
                     Sheets, June 30, 2004 (unaudited)
                     and December 31, 2003 (derived from
                     audited financial statements)                         2

                     Condensed Consolidated Statements
                     of Cash Flows, Six Months
                     Ended June 30, 2004 (unaudited)
                     and June 30, 2003 (unaudited)                         3

                     Notes to Condensed Consolidated
                     Financial Statements (unaudited)                    3-9

   Item 2.           Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                         10-17

   Item 3.           Quantitative and Qualitative Disclosures
                     About Market Risk                                    17

   Item 4.           Controls and Procedures                              17

PART II.    OTHER INFORMATION

   Item 4.           Submission of Matters to a Vote of Security Holders  18

   Item 6.           Exhibits and Reports on Form 8-K                     18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                             Three Months Ended         Six Months Ended
                                                                   June 30,                June 30,
(Dollars in thousands, except per share data)                  2004        2003         2004       2003
NET SALES                                                   $264,109    $ 242,833    $515,924    $482,659

Cost of products sold                                        235,973      217,737     461,090     436,684

GROSS PROFIT                                                  28,136       25,096      54,834      45,975

Selling and administrative expenses                           19,754       17,419      38,638      33,663

OPERATING PROFIT                                               8,382        7,677      16,196      12,312

Interest expense                                              (2,550)      (2,570)     (5,077)     (5,071)

Other income (expense), net                                       98           15         292           1

EARNINGS BEFORE INCOME TAXES                                   5,930        5,122      11,411       7,242

Provision for income taxes                                     2,193        1,894       4,222       2,679

NET EARNINGS                                               $   3,737    $   3,228   $   7,189    $  4,563

NET EARNINGS PER SHARE-BASIC                               $    0.07    $    0.06   $    0.14    $   0.09

NET EARNINGS PER SHARE-DILUTED                             $    0.07    $    0.06   $    0.14    $   0.09

Weighted average shares outstanding-basic                 51,663,152   51,550,078  51,640,274  51,543,521

Weighted average shares outstanding-diluted               51,929,290   51,650,691  51,867,042  51,627,531

Dividends declared per common share                           $ 0.17       $ 0.17      $.0.17      $ 0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                 JUNE 30,   December 31,
                                                         2004         2003
ASSETS                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                        $  59,382   $  36,305
   Receivables, net                                    99,687      81,300
   Refundable income taxes                              1,842       1,668
   Inventories                                        109,336     115,835
   Deferred income taxes                               12,573      12,616
   Other current assets                                 3,118       3,694
      Total current assets                            285,938     251,418

Property, plant and equipment, net                    548,218     565,722
Other assets                                           41,363      40,960

TOTAL ASSETS                                         $875,519    $858,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt            $      113 $       112
   Accounts payable                                    69,623      55,368
   Accrued and other liabilities                       63,563      59,524
      Total current liabilities                       133,299     115,004

Long-term debt                                        161,754     162,174
Deferred income taxes                                 114,920     115,879
Postretirement benefits                                57,225      54,197
Pension                                                36,523      40,829
Other noncurrent liabilities                           21,590      19,701
      Total liabilities                               525,311     507,784
Stockholders' equity                                  350,208     350,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $875,519    $858,100

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                                 June 30,
(Dollars in thousands)                                       2004        2003
Net cash provided by operating activities                  $40,085       $27,965

Cash provided by (used in) investing activities:
   Capital expenditures                                     (9,471)       (9,975)
   Acquisition of business                                       0        (8,413)
   Proceeds of sale of property, plant and equipment            12             6
                                                            (9,459)      (18,382)
Cash provided by (used in) financing activities:
   Payments under capital lease obligation                     (55)          (34)
   Dividends paid                                           (8,773)       (8,763)
   Proceeds from stock option exercise                       1,279           135
                                                            (7,549)       (8,662)

Net increase in cash and cash equivalents                   23,077           921
Cash and cash equivalents, beginning of period              36,305        23,383

Cash and cash equivalents, end of period                   $59,382       $24,304

Interest-net of amount capitalized                         $ 5,330       $ 5,282
Income taxes paid                                            3,597         3,578

Noncash investing and financing activities: A capital lease obligation of $336 was recorded in the second quarter of 2003 when the Company entered into a lease for new equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements which appear in the Annual Report on Form 10-K
                                       3
       for the year ended December 31, 2003, for the Company's accounting policies which are pertinent to these statements.

Note 2.During the second quarter of 2003, the Company's Towel & Tissue Group, reached a settlement of all claims of the parties in the patent litigation. As a result of the settlement, the Company recognized $4.2 million in pre-tax income (reduction of cost of sales) as a fee for licensing certain patented dispenser technologies.

Note 3.Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition. The pro forma disclosures required under Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" have not been presented as the impact of this acquisition does not materially impact the results of operations.

Note 4.Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all such plans had been exercised on that day. For the three months ended June 30, 2004, the provision for incentive plans was $2.0 million. For the three months ended June 30, 2003, the provision for incentive plans was $0.7 million. For the six months ended June 30, 2004 and 2003, provisions of $2.2 million and $0.4 million, respectively, were recognized as stock incentive plan expense.

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

       Pro forma net earnings and earnings per share had the Company elected to adopt the fair-value based method" of SFAS No. 123, "Accounting for Stock-Based Compensation," are as follows:

       (Dollars in thousands, except per share amounts)
                                                  Three Months          Six Months
                                                  Ended June 30,       Ended June 30,
                                                 2004       2003      2004       2003
       Net earnings, as reported             $   3,737  $  3,228    $ 7,189  $  4,563
       Add: Total stock-based employee
            compensation expense (credit)
            under APB No. 25, net of
            related tax effects                  1,269       419      1,365       261
       Deduct: Total stock-based
            compensation (expense) credit
            determined under fair-value
            based method for all awards,
            net of related tax effects         ( 1,345)     (460)    (1,485)     (327)
       Proforma                              $   3,661  $  3,187    $ 7,069  $  4,497

       Earnings per share - basic:
            As reported                      $    0.07  $   0.06    $  0.14  $   0.09
            Pro forma                        $    0.07  $   0.06    $  0.14  $   0.09
       Earnings per share - diluted:
            As reported                      $    0.07  $   0.06    $  0.14  $   0.09
            Pro forma                        $    0.07  $   0.06    $  0.14  $   0.09

                                       5
Note 5.Basic and diluted earnings per share are recognized as follows:

       (Dollars in thousands, except per share data)

                                                    Three Months                 Six Months
                                                    Ended June 30,             Ended June 30,
                                                 2004          2003           2004          2003
       Net earnings                      $      3,737   $      3,228   $      7,189   $     4,563

       Basic weighted average common
       shares outstanding                  51,663,152     51,550,078     51,640,274    51,543,521
       Dilutive securities:
         Stock options                        266,138        100,613        226,768        84,010
       Dilutive weighted average common
       shares outstanding                  51,929,290     51,650,691     51,867,042    51,627,531

       Net earnings per share-basic      $       0.07   $       0.06   $       0.14   $      0.09

       Net earnings per share-diluted    $       0.07   $       0.06   $       0.14   $      0.09

       For the three months ended June 30, 2004, options for 432,911 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended June 30, 2003, options for 757,255 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the six months ended June 30, 2004 and 2003, 449,140 shares and 819,255 shares, respectively, were excluded from the diluted EPS calculation because the options were antidilutive.

Note 6.Accounts receivable consisted of the following:

       (Dollars in thousands)                      JUNE 30, December 31,
                                                     2004        2003
       Trade                                      $100,026    $82,142
       Other                                         1,764      1,086
                                                   101,790     83,228
       Less: Allowances                            (2,103)     (1,928)
                                                   $99,687    $81,300

                                       6

Note 7.The various components of inventories were as follows:

       (Dollars in thousands)                       JUNE 30, December 31,
                                                     2004        2003
       Raw Materials                             $  30,226  $  27,282
       Finished Goods and Work in Process           76,921     83,757
       Supplies                                     28,002     27,920
       Subtotal                                    135,149    138,959
       Less:  LIFO Reserve                        (25,813)    (23,124)
       Net inventories                            $109,336   $115,835

Note 8.The accumulated depreciation on fixed assets was $670.4 million as of June 30, 2004 and $653.0 million as of December 31, 2003. The provision for depreciation, amortization and depletion for the six months ended June 30, 2004 and June 30, 2003 was $30.0 million and $30.6 million, respectively.

Note 9.The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003, are as follows:

       (Dollars in thousands)                                        Other
                                                                Post-retirement
                                           Pension Benefits        Benefits
                                          2004       2003       2004      2003
       Service cost                    $  1,720   $  1,379   $    671  $     504
       Interest cost                      2,423      2,329      1,505      1,481
       Expected return on plan assets    (2,504)    (2,056)         0          0
       Amortization of:
          Prior service cost                488        485        (87)       (89)
          Actuarial loss                    420        187        447        225
          Transition (asset)                (12)       (47)         0          0
       Settlement                             0        248          0          0
       Net periodic benefit cost       $  2,535   $  2,525   $  2,536  $   2,121

    The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003, are as follows:

       (Dollars in thousands)                                      Other
                                                               Post-retirement
                                           Pension Benefits        Benefits
                                          2004       2003       2004      2003
       Service cost                    $  3,440   $  2,758    $ 1,342  $ 1,008
       Interest cost                      4,846      4,658      3,046    2,643
       Expected return on plan assets    (5,005)    (4,116)         0        0
       Amortization of:
          Prior service cost                975        970       (174)    (178)
          Actuarial loss                    839        374        894      450
          Transition (asset)                (26)       (94)         0        0
       Settlement                             0        248          0        0
       Net periodic benefit cost       $  5,069   $  4,798    $ 5,108 $  3,923

       On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that override a benefit that is at least actuarially equivalent to Medicare. In June 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The FSP is not effective until the first interim or annual period beginning after June 15, 2004, therefore, the measure of the Company's accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy.

       The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $21.2 million to its pension plans in 2004. As of June 30, 2004, $7.8 million of contributions have been made. The Company expects to contribute an additional $13.4 million in 2004 for a total of $21.2 million.

Note 10.Interim Segment Information

       FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
       The Company's operations are classified into three principal reportable segments: the Printing & Writing Group, the Specialty Paper Group, and the Towel & Tissue Group, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.
                                       8
       PRODUCTS FROM WHICH REVENUE IS DERIVED
       The Printing & Writing Group produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and

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

       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                               Three Months         Six Months
                                              Ended June 30,       Ended June 30,
       (Dollars in thousands)               2004      2003        2004      2003
       Net sales external customers
          Printing & Writing             $101,181$  99,458   $201,282   $197,835
          Specialty Paper                 105,771   89,701    206,702    182,159
          Towel & Tissue                   57,157   53,674    107,940    102,665
                                         $264,109 $242,833   $515,924   $482,659

       Operating profit
          Printing & Writing             $  1,971 $  2,704   $  4,522   $  4,190
          Specialty Paper                   3,375       64      6,826      1,576
          Towel & Tissue                    8,131    8,372     13,432     12,403
       Total reportable segment
         operating profit                  13,477   11,140     24,780     18,169
       Corporate & eliminations            (5,095)  (3,463)    (8,584)    (5,857)
       Interest expense                    (2,550)  (2,570)    (5,077)    (5,071)
       Other income (expense), net             98       15        292          1
       Earnings before income taxes      $  5,930 $  5,122   $ 11,411   $  7,242

       (Dollars in thousands)                       JUNE 30,   December 31,
                                                     2004         2003
       Segment Assets
          Printing & Writing                       $282,836     $283,711
          Specialty Paper                           330,944      334,079
          Towel & Tissue                            163,514      165,199
          Corporate & Unallocated*                   98,225       75,111
                                                   $875,519     $858,100

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets which are not identifiable with segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the second quarter of 2004, gradual improvement in market conditions, combined with the Company's ongoing focus on product and business development, resulted in increased net sales and shipments in all three of the Company's operating segments. Increased market pulp, wastepaper and employee fringe benefit costs unfavorably impacted the current quarter in comparison to the same quarter last year. Natural gas prices remained above historical averages. Through the first half of 2004, sales from new products developed within the previous three years accounted for nearly 40% of the Company's consolidated net sales, exceeding the internal target of 25%; operating efficiencies improved above the Company's target of 1%; and meaningful progress was made toward the Company's cost reduction goal of 2% of prior year cost of sales.

OPERATIONS REVIEW

Net Sales
                                            Three Months         Six Months
                                           Ended June 30,      Ended June 30,
(Dollars in thousands)                     2004      2003      2004      2003
Net sales                                $264,109  $242,833  $515,924  $482,659
Percent increase                                9%        2%        7%        4%

For the three months ended June 30, 2004, consolidated net sales for the Company were $264.1 million compared to $242.8 million for the same three month period in 2003, an increase of 9%. Company-wide shipments in the second quarter of 2004 were 221,317 tons, a 5% improvement over the 211,414 tons shipped in the second quarter of 2003. Second quarter 2004 average selling price increased more than 3% as compared to the same period in 2003 with actual product selling prices and product mix each accounting for half of the average selling price increase. Together, product pricing and product mix accounted for approximately $7.9 million of the improvement in consolidated net sales.

For the six months ended June 30, 2004 and 2003, consolidated net sales were $515.9 million and $482.7 million, respectively, representing a 7% improvement year-over-year. Year-to-date shipments at June 30, 2004, improved to 436,565 tons, an increase of 3% over the 422,170 tons reported for the same year-to-date period of 2003. During the first six months of 2004, average selling price improved approximately 3%, with product mix enhancements accounting for 2 percentage points, or approximately two-thirds, of the average selling price increase and actual product pricing improvements comprising the balance of the increase.

Printing & Writing net sales increased 2% to $101.2 million in the second quarter of 2004 compared to $99.5 million in the second quarter of 2003. Total group shipments increased slightly to 90,881 tons in the second quarter from 90,672 tons in the same period last year.
                                       10
Average net selling price increased approximately 2% with product mix changes accounting for the increase as actual product pricing declined quarter-over-quarter. Second quarter consumer product shipments increased 20% compared to last year and premium paper shipments increased 12%. Market demand for uncoated free-sheet papers increased approximately 3% compared to the same period last year with much of the gain occurring in commodity-oriented grades. Market conditions for text, cover and similar premium grades had begun to improve as the third quarter began.

Printing & Writing net sales for the first half of 2004 improved 2% to $201.3 million compared to $197.8 million in the first half of 2003. The increase in net sales was due primarily to increased shipments year-over-year with 183,121 tons and 179,403 tons in the first six months of 2004 and 2003, respectively. Average selling price declined less than 1% year-over-year with real selling prices declining and product mix improving in the first six months of 2004.

Specialty Paper net sales improved to $105.8 million for the three months ended June 30, 2004 compared to $89.7 million in the three months ended June 30, 2003, an increase of 18%. Shipments increased 9,075 tons, or 11% to 91,726 tons in the second quarter of 2004 compared to 82,651 tons in 2003. Shipments of the group's higher-priced core products increased 13% as compared to the same period last year. In addition, average net selling price improved by more than 5% in the quarter-over-quarter comparison, due primarily to actual product selling price increases as a result of improving business conditions which have allowed recovery of recent fiber and other cost increases in some of the group's markets.

For the first six months of 2004, Specialty Paper net sales were $206.7 million compared to $182.2 million in the same period of 2003, an increase of 13%. Shipment volume increased 5% in the year-to-date comparison with 179,311 tons in 2004 and 170,326 tons in 2003. Average selling price improvement of nearly 7% year-over-year contributed to the net sales gain and was driven by actual product pricing improvements of 4% with product mix accounting for the balance of the year-over-year improvement.

Net sales for the second quarter of 2004 improved from the second quarter of 2003 by over 6% in Towel & Tissue from $53.7 million to $57.2 million, respectively. Selling price increases implemented early in the second quarter of 2004 resulted in a 4% improvement in average net selling price quarter-over-quarter. Shipment volume increased 2% to 38,710 tons in the second quarter of 2004 compared to 38,091 tons in the second quarter of 2003. Shipment volume of the group's higher-priced value-added grades increased 8 percent as compared to last year. The "away-from-home" segment of the towel and tissue market grew nearly 2% in the second quarter of 2004 compared with the same period in 2003.

Year-to-date sales for Towel & Tissue were $107.9 million in 2004 compared to $102.7 million in 2003-an improvement of 5%. Mix enhancement resulted in an increase in average selling price of 2% when comparing the first half of 2004 to 2003. The remainder of the year-to-date revenue gain was the result of a 2% increase in shipment volume with 74,133 tons in 2004 versus 72,441 tons in 2003.

Gross Profit
                                            Three Months         Six Months
                                           Ended June 30,      Ended June 30,
(Dollars in thousands)                     2004      2003      2004      2003
Gross profit on sales                     $28,136   $25,096   $54,834   $45,975
Gross profit margin                            11%       10%       11%       10%

Gross profit for the three months ended June 30, 2004, was $28.1 million compared to $25.1 million for the three months ended June 30, 2003. During the second quarter of 2003, as the result of a settlement of all claims of the parties in a patent litigation case, the Company recognized $4.2 million of income as a fee for licensing certain patented dispenser technologies. This settlement improved the gross profit margin for the quarter ended June 30, 2003 by approximately 2 percentage points. The improvement in the gross profit margin quarter-over-quarter in 2004 was principally due to select increases in product selling prices, sales mix enhancements and continuing cost-reduction efforts. These improvements were partially offset by higher market pulp, wastepaper and higher fringe benefit costs-most notably health-care and post-retirement benefit costs, experienced in the second quarter of 2004 versus the second quarter of 2003. Compared to the second quarter of 2003, market pulp prices were higher by $30 per air-dried metric ton, or approximately $3.1 million, quarter-over-quarter while wastepaper prices were higher by $23 per standard ton, or approximately $0.9 million. Market pulp and wastepaper costs were approximately $5.0 million higher in the second quarter of 2004 than the first quarter of 2004. Health-care and post-retirement costs increased approximately $1 million over the same period in 2003. Natural gas costs remained at historically high levels during the second quarter of 2004 but were comparable to the second quarter of 2003 and the first quarter of 2004.

Year-to-date, gross profit margins increased to $54.8 million, or 11% of net sales in 2004 compared to $46.0 million, or 10% of net sales in 2003. As in the quarterly comparison, unfavorable market pulp, wastepaper and employee fringe benefit costs negatively impacted the gross profit margin year-over-year. These negative factors were more than offset by average net selling price increases, volume gains and continuing cost reduction efforts. Year-over-year, market pulp increased over 8%, or $37 per air-dried metric ton.

The list price of northern bleached softwood kraft increased $100 per metric ton over the first six months of 2004, with the list price for other market pulps moving higher by lesser amounts. No further market pulp price changes had been announced as of the beginning of the third quarter.

Printing & Writing's gross profit for the second quarter of 2004 and year-to-date was comparable to the second quarter and year-to-date of 2003 at 8% of net sales. During the second quarter of 2004, Printing & Writing's results include approximately $1.7 million in costs related to operational issues involving the Brokaw mill's recovery system and power boiler. Necessary repairs were completed during the quarter and no additional operational impact is anticipated. Despite these costs and unfavorable market pulp costs, quarter-over-quarter and year-to-date gross margins remained constant due to average selling price increases and ongoing cost-reduction efforts.

Specialty Paper's improved average net selling price, operations and cost-reduction efforts offset the unfavorable impacts of market pulp and fringe benefit costs to report improved year-over-year margins from 5% in the second quarter of 2003 to 8% in the second quarter of 2004. Similarly, year-to-date margins improved to 8% in 2004 from 6% in 2003, respectively.

The gross profit margin for Towel & Tissue declined from 24% in the second quarter of 2003 to 22% in the second quarter of 2004. As indicated in the consolidated gross profit margin comparisons, a favorable $4.2 million settlement of patent litigation favorably impacted the second quarter of 2003. Year-to-date gross margins remained flat at 20% of net sales in both six month
periods ending June 30, 2004 and 2003.   Outside parent rolls, purchased from
towel and tissue producers, account for approximately 30% of Towel & Tissue's paper requirements. Although market conditions impacting both price and supply of parent rolls began to tighten in the second quarter of 2004, the Company believes an adequate supply will be available to meet continuing needs.

Consolidated order backlogs increased to approximately 49,600 tons at June 30, 2004 from approximately 30,700 tons at June 30, 2003. Backlog tons at June 30, 2003 represent $34.7 million in sales compared to $59.2 million in sales at June 30, 2004. Customer order backlogs improved in all three operating groups. Printing & Writing backlog tons increased from 7,100 tons as of June 30, 2003 to 12,100 tons at June 30, 2004. Specialty Paper backlog tons improved to 34,400 tons at the end of the second quarter of 2004 compared to 21,700 tons at the end of the second quarter of 2003. Towel & Tissue experienced an increase in backlog compared to the second quarter of 2003 at 3,100 tons compared to 1,900 tons. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Labor

A new five-year labor agreement was entered into on June 1, 2004 with the Paper, Allied-Industrial, Chemical & Energy Workers International Union for union employees at Specialty Paper's Otis mill located in Jay, Maine. The agreement contains wage increases of 1.7% effective June 1 of each year of the contract. Labor agreements will expire at other facilities in 2005, 2006, 2007 and 2008. The Company maintains good labor relations at all facilities.

Selling and Administrative Expenses
                                           Three Months           Six Months
                                           Ended June 30,        Ended June 30,
(Dollars in thousands)                     2004      2003      2004      2003
Selling and administrative expense        $19,754   $17,419   $38,638   $33,663
Percent increase                               13%        4%       15%       --
As a percent of net sales                       7%        7%        7%        7%

Selling and administrative expenses in the second quarter of 2004 were $19.8 million compared to $17.4 million in the same period of 2003. Incentive compensation programs based on the market price of the Company's stock resulted in a provision of $2.0 million for the three months ended June 30, 2004 compared to a provision of $0.7 million for the three months ended June 30, 2003. The remaining increase in selling and administrative expense quarter-over-quarter was due to higher fringe benefit costs, particularly health-care costs and post-retirement expense, and increased employee recruiting and relocation costs.

For the six months ended June 30, 2004, selling and administrative expenses were $38.7 million compared to $33.7 million in the first half of 2003.
Expense recognized for stock-incentive based programs was $2.2 million and $0.4 million in the year-to-date comparisons of 2004 and 2003, respectively. As in the quarter-over-quarter comparison, the remaining increase was due principally to increases in fringe benefits and employee recruiting and relocation costs.

Other Income and Expense

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
(Dollars in thousands)                     2004      2003      2004      2003
Interest expense                          $2,550    $2,570    $5,077    $5,071
Other income                                  98        15       292         1

Interest expense was $2.6 million in both of the second quarters of 2004 and 2003 and $5.1 million year-to-date for 2004 and 2003. Long-term debt was $161.8 million and $162.6 million at June 30, 2004 and 2003, respectively. Long-term debt at December 31, 2003, was $162.2 million. Interest expense is expected to remain similar between 2004 and 2003. Other income is higher in 2004 compared to 2003 in both the quarterly and year-to-date comparisons due to interest income as a result of higher cash and cash equivalent balances year-over-year.

Income Taxes
                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
(Dollars in thousands)                     2004      2003      2004      2003
Provision for income taxes                $2,193    $1,894    $4,222    $2,679
Effective tax rate                            37%       37%       37%       37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2004 is expected to remain at 37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

                                                    Six Months Ended June 30,
(Dollars in thousands)                                 2004        2003
Cash provided by operating activities                $40,085     $27,965
Capital expenditures                                   9,471       9,975

For the six months ended June 30, 2004, cash provided by operating activities was $40.1 million and improved from the cash provided by operations for the six months ended June 30, 2003, of $28.0 million. The improvement in cash flows provided by operating activities year-over-year is attributable to a reduction of inventories in 2004 of $6.5 million compared to an increase in inventory of $11.5 million during the same period in 2003. The current year inventory reduction, as well as an improvement in net earnings year-over-year and increased accounts payable levels, was partially offset by increased customer receivables. In addition, during the first six months of 2003, the Company received $9.0 million in refunds on income taxes. During the first six months of 2004, the Company received $1.4 million in refunds on income taxes.

In 2004, the Company has continued to limit capital spending to necessary maintenance-related and high-return capital projects. The Company has established an objective to achieve a weighted-average internal rate of return of 17% on capital projects approved in 2004 and has achieved this objective for projects approved through the first half of the year. As a result, capital spending for the first six months of 2004 was $9.5 million compared to $10.0 million during the first six months of 2003. Capital spending over the second-half of 2004 is expected to be greater than the first-half of 2004 due to capital projects slated for installation during the last six months. Total capital spending in 2004 is expected to be less than $30 million, or one-half the Company's rate of depreciation, depletion, and amortization.

For the first six months of 2004, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.7 million in Printing & Writing as part of a capital project to expand premium papers production capabilities at the Brokaw mill. In Towel & Tissue, $0.2 million was spent on a screw press project and $1.7 million was spent for various converting lines.

The balance of spending during the first six months of 2004 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $4.3 million for essential non or low-return projects, and approximately $2.6 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

For 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.6 million in Printing & Writing as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $0.4 million on a process control system computer replacement at the Groveton mill. In Towel & Tissue, $0.9 million was spent on a screw press project and $1.1 million was spent for various converting lines.

The balance of spending for the first six months of 2003 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $4.2 million for essential non or low-return projects, and approximately $2.8 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition was accounted for as a purchase business
                                       15
combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No goodwill was recorded as a result of this acquisition.

Debt and Equity

                                                  JUNE 30,      December 31,
(Dollars in thousands)                              2004           2003
Short-term debt                                $       113     $      112
Long-term debt                                     161,754        162,174
Total debt                                         161,867        162,286
Stockholders' equity                               350,208        350,316
Total capitalization                               512,075        512,602
Long-term debt/capitalization ratio                     32%            32%

As of June 30, 2004, there was no significant change in total debt as compared to December 31, 2003.

On June 30, 2004, the Company had approximately $131.0 million available borrowing capacity from existing bank facilities. The Company's borrowing capacity and cash provided by operations are expected to support operations, fund capital plans and meet dividend requirements. By the end of the third quarter of 2004, the Company expects to replace the current revolving credit facility which expires in December 2004.

Dividends

On December 19, 2003, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on February 17, 2004, to shareholders of record on February 2, 2004. On April 22, 2004, the Board of Directors declared a cash dividend in the amount of $0.085 per share. The dividend was paid on May 17, 2004, to shareholders of record on May 3, 2004.
At a meeting held on June 14, 2004, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on August 16, 2004, to shareholders of record on August 2, 2004.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices and supply of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities
                                       16
and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects. There have been no significant changes in the Company's internal controls or in other factors during the period covered by this report which could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses identified which required any corrective action to be taken.
                                       17

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 22, 2004.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

      Matter                           Shares Voted

                                  For            Withheld
1.  Election of Class I
     Directors

  (a)  Dennis J. Kuester     45,506,437          2,618,547

  (b)  Andrew N. Baur        47,799,032            325,952


      Matter                                      Shares Voted
                                                                       Broker
                                     For      Against   Abstention    Non-Vote
2.  Approval of 2000 Stock
    Incentive Plan, as amended  43,289,462   1,502,006    223,609   4,109,907

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

   10.1  2000 Stock Incentive Plan
   31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

   Form 8-K dated April 26, 2004. The Company filed a current report on Form 8-K on April 26, 2004, reporting earnings and net sales information for the first quarter ended March 31, 2004, under Item 5 and additional related information under Item 12.
                                       18

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



August 9, 2004                      SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

10.1   2000 Stock Incentive Plan
31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       20