Form 10-Q
period 2004-11-09
WAUSAU MOSINEE PAPER CORP
filed 2004-11-09
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2004

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

                                100 PAPER PLACE
                         MOSINEE, WISCONSIN 54455-9099
                    (Address of principal executive office)

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

The number of common shares outstanding at October 31, 2004 was 51,685,251.

                       WAUSAU-MOSINEE PAPER CORPORATION

                               AND SUBSIDIARIES

                                     INDEX
                                                                       PAGE NO.
PART I.               FINANCIAL INFORMATION

       Item 1.            Financial Statements                              1
                          Condensed Consolidated Statements of
                          Operations, Three Months and Nine Months Ended September 30, 2004 (unaudited) and
                          September 30, 2003 (unaudited)                    1

                          Condensed Consolidated Balance
                          Sheets, September 30, 2004 (unaudited)
                          and December 31, 2003 (derived from
                          audited financial statements)                     2

                          Condensed Consolidated Statements
                          of Cash Flows, Nine Months
                          Ended September 30, 2004 (unaudited)
                          and September 30, 2003 (unaudited)                3

                          Notes to Condensed Consolidated
                          Financial Statements (unaudited)                3-9

       Item 2.            Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                     10-16

       Item 3.            Quantitative and Qualitative Disclosures
                               About Market Risk                           17

       Item 4.            Controls and Procedures                          17

PART II.    OTHER INFORMATION

       Item 6.            Exhibits                                         18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,            September 30,
(Dollars in thousands, except per share data)                2004       2003         2004       2003
NET SALES                                               $  262,428    $ 249,529    $ 778,352    $ 732,188

Cost of products sold                                      229,983      221,090      691,073      657,774

GROSS PROFIT                                                32,445       28,439       87,279       74,414

Selling and administrative expenses                         17,158       16,426       55,796       50,089

OPERATING PROFIT                                            15,287       12,013       31,483       24,325

Interest expense                                            (2,608)      (2,537)      (7,685)      (7,608)

Other income (expense), net                                    191           18          483           19

EARNINGS BEFORE INCOME TAXES                                12,870        9,494       24,281       16,736

Provision for income taxes                                   4,762        3,513        8,984        6,192

NET EARNINGS                                            $    8,108    $   5,981     $ 15,297     $ 10,544

NET EARNINGS PER SHARE-BASIC                            $     0.16    $    0.12     $   0.30     $   0.20

NET EARNINGS PER SHARE-DILUTED                          $     0.16    $    0.12     $   0.29     $   0.20

Weighted average shares outstanding-basic               51,680,686   51,552,250   51,653,843   51,546,462

Weighted average shares outstanding-diluted             51,980,190   51,664,539   51,904,856   51,639,898

Dividends declared per common share                     $        0   $        0   $     0.17   $     0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                             SEPTEMBER 30, December 31,
                                                       2004         2003
ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                         $ 55,035    $ 36,305
   Receivables, net                                    97,812      81,300
   Refundable income taxes                              2,400       1,668
   Inventories                                        115,340     115,835
   Deferred income taxes                               12,312      12,616
   Other current assets                                 2,711       3,694
      Total current assets                           285,610      251,418

Property, plant and equipment, net                    541,528     565,722
Other assets                                           41,917      40,960

TOTAL ASSETS                                         $869,055    $858,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt              $    114    $    112
   Accounts payable                                    68,744      55,368
   Accrued and other liabilities                       54,860      59,524
      Total current liabilities                       123,718     115,004

Long-term debt                                        161,544     162,174
Deferred income taxes                                 115,012     115,879
Postretirement benefits                                57,062      54,197
Pension                                                32,578      40,829
Other noncurrent liabilities                           20,595      19,701
      Total liabilities                               510,509     507,784
Stockholders' equity                                  358,546     350,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $869,055    $858,100

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
(Dollars in thousands)                                       2004        2003
Net cash provided by operating activities                  $47,102     $27,864

Cash provided by (used in) investing activities:
   Capital expenditures                                    (16,579)    (16,794)
   Acquisition of business                                       0      (8,511)
   Proceeds on sale of property, plant and equipment            43          11
                                                           (16,536)    (25,294)
Cash provided by (used in) financing activities:
   Payments under capital lease obligation                     (83)        (71)
   Dividends paid                                          (13,166)    (13,144)
   Proceeds from stock option exercise                       1,413         167
                                                           (11,836)    (13,048)

Net increase (decrease) in cash and cash equivalents        18,730     (10,478)
Cash and cash equivalents, beginning of period              36,305      23,383

Cash and cash equivalents, end of period                   $55,035     $12,905

Interest-net of amount capitalized                         $10,568     $10,505
Income taxes paid                                            7,701       4,129

Noncash investing and financing activities: A capital lease obligation of $336 was recorded in the second quarter of 2003 when the Company entered into a lease for new equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries.
        All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for
                                       3
        the year ended December 31, 2003, for the Company's accounting policies, which are pertinent to these statements.

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

Note 4. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all grants under such plans had been exercised on that day. For the three months ended September 30, 2004, the credit for incentive plans on a pretax basis was $175,000. For the three months ended September 30, 2003, the provision for incentive plans on a pretax basis was $577,000. On a pretax basis for the nine months ended September 30, 2004 and 2003, provisions of $1,992,000 and $991,000, respectively, were recognized as stock incentive plan expense.

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

       Pro forma net earnings and earnings per share had the Company elected to adopt the fair-value based method" of SFAS No. 123 are as follows:

       (Dollars in thousands, except per share amounts)
                                                 Three Months           Nine Months
                                             Ended September 30,   Ended September 30,
                                                2004      2003        2004       2003
       Net earnings, as reported            $  8,108  $  5,981    $  15,297  $  10,544
       Add: Total stock-based employee
            compensation expense (credit)
            under APB No. 25, net of
            related tax effects                 (110)      364        1,255        625
       Deduct: Total stock-based
            compensation (expense) credit
            determined under fair-value
            based method for all awards,
            net of related tax effects            27      (417)      (1,458)      (744)
       Proforma                             $  8,025  $  5,928    $  15,094  $  10,425

       Earnings per share - basic:
            As reported                     $   0.16  $   0.12    $    0.30  $    0.20
            Pro forma                       $   0.16  $   0.11    $    0.29  $    0.20
       Earnings per share - diluted:
            As reported                     $   0.16  $   0.12    $    0.29  $    0.20
            Pro forma                       $   0.15  $   0.11    $    0.29  $    0.20

Note 5. Basic and diluted earnings per share are recognized as follows:

       (Dollars in thousands, except per share data)

                                                     Three Months              Nine Months
                                                 Ended September 30,       Ended September 30,
                                             2004              2003        2004           2003
       Net earnings                      $       8,108   $     5,981   $    15,297   $    10,544

       Basic weighted average common
       shares outstanding                   51,680,686    51,552,250    51,653,843    51,546,462
       Dilutive securities:
         Stock options                         299,504       112,289       251,013        93,436
       Dilutive weighted average common
       shares outstanding                   51,980,190    51,664,539    51,904,856    51,639,898

       Net earnings per share-basic      $        0.16   $      0.12   $      0.30   $      0.20

       Net earnings per share-diluted    $        0.16   $      0.12   $      0.29   $      0.20

                                       5
       For the three months ended September 30, 2004, options for 288,586 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended September 30, 2003, options for 842,255 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the nine months ended September 30, 2004 and 2003, 395,622 shares and 826,922 shares, respectively, were excluded from the diluted EPS calculation because the options were antidilutive.

Note 6. Accounts receivable consisted of the following:

       (Dollars in thousands)                   SEPTEMBER 30,December 31,
                                                    2004         2003
       Trade                                      $ 98,963    $82,142
       Other                                         1,098      1,086
                                                   100,061     83,228
       Less: Allowances                             (2,249)    (1,928)
                                                  $ 97,812    $81,300

Note 7. The various components of inventories were as follows:

       (Dollars in thousands)                    SEPTEMBER 30,December 31,
                                                     2004        2003
       Raw Materials                             $  32,906  $  27,282
       Finished Goods and Work in Process           80,092     83,757
       Supplies                                     27,961     27,920
       Subtotal                                    140,959    138,959
       Less:  LIFO Reserve                         (25,619)   (23,124)
       Net inventories                            $115,340   $115,835

Note 8. The accumulated depreciation on fixed assets was $682,102,000 as of September 30, 2004, and $652,990,000 as of December 31, 2003. The
        provision for depreciation, amortization and depletion for the nine months ended September 30, 2004 and September 30, 2003 was $44,852,000 and $45,693,000, respectively.
                                       6
Note 9. The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months Ended September 30, 2004 and 2003, are as follows:

       (Dollars in thousands)                                            Other
                                                                   Post-retirement
                                             Pension Benefits           Benefits
                                              2004       2003       2004      2003
       Service cost                       $  1,730   $  1,380   $    466  $     503
       Interest cost                         2,491      2,330      1,183      1,392
       Expected return on plan assets       (2,503)    (2,051)         0          0
       Amortization of:
          Prior service cost                   549        484       (899)       (90)
          Actuarial loss                       419        188        371        224
          Transition (asset)                   (12)       (48)         0          0
       Settlement                               30          0          0          0
       Net periodic benefit cost          $  2,704   $  2,283   $  1,121  $   2,029

    The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003, are as follows:

       (Dollars in thousands)                                      Other
                                                               Post-retirement
                                           Pension Benefits        Benefits
                                          2004       2003       2004      2003
       Service cost                    $  5,170   $  4,138    $ 1,808  $ 1,511
       Interest cost                      7,337      6,988      4,229    4,035
       Expected return on plan assets    (7,508)    (6,167)         0        0
       Amortization of:
          Prior service cost              1,524      1,454     (1,073)    (268)
          Actuarial loss                  1,258        562      1,265      674
          Transition (asset)                (38)      (142)         0        0
       Settlement                            30        248          0        0
       Net periodic benefit cost       $  7,773   $  7,081    $ 6,229 $  5,952

        On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that override a benefit that is at least actuarially equivalent to Medicare.
        In June 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide
                                       7
        certain disclosures regarding the effect of the federal subsidy provided by the Act. The Company adopted the provisions of the FSP on July 1, 2004. The impact of the adoption of the FSP resulted in a reduction in the accumulated post-retirement benefit obligation of $5.9 million and a reduction in the net periodic benefit cost for the three-months ended September 30, 2004, of $250,000.

        The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $21.2 million to its pension plans in 2004. As of September 30, 2004, the Company expects to contribute $20.1 million to its pension plans in 2004. Of this total, $16.8 million of contributions have been made as of September 30, 2004. The Company expects to contribute an additional $3.3 million by December 31, 2004.

Note 10. Interim Segment Information

        FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
        The Company's operations are classified into three principal reportable segments: Printing & Writing, Specialty Products, and Towel & Tissue, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

        PRODUCTS FROM WHICH REVENUE IS DERIVED
        Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin and Groveton, New Hampshire. Printing & Writing also includes converting facilities, which produce wax-laminated roll wrap and related specialty finishing and packaging products, and a converting facility, which converts printing and writing grades. Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin;
        Mosinee, Wisconsin; and Jay, Maine. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.
                                       8
        RECONCILIATIONS
        The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                            Three Months          Nine Months
                                          Ended September 30,  Ended September 30,
       (Dollars in thousands)              2004      2003      2004      2003
       Net sales external customers
          Printing & Writing             $102,590 $104,105   $303,872  $301,940
          Specialty Products              101,351   90,191    308,053   272,350
          Towel & Tissue                   58,487   55,233    166,427   157,898
                                         $262,428 $249,529   $778,352  $732,188

       Operating profit
          Printing & Writing             $  5,124 $  5,265   $  9,646  $  9,455
          Specialty Products                5,204    2,444     12,030     4,020
          Towel & Tissue                    7,855    7,619     21,287    20,022
       Total reportable segment
         operating profit                  18,183   15,328     42,963    33,497
       Corporate & eliminations            (2,896)  (3,315)   (11,480)   (9,172)
       Interest expense                    (2,608)  (2,537)    (7,685)   (7,608)
       Other income (expense), net            191       18        483        19
       Earnings before income taxes      $ 12,870 $  9,494   $ 24,281  $ 16,736

       (Dollars in thousands)                    SEPTEMBER 30, December 31,
                                                     2004         2003
       Segment Assets
          Printing & Writing                       $281,032     $283,711
          Specialty Products                        328,160      334,079
          Towel & Tissue                            165,639      165,199
          Corporate & Unallocated*                   94,224       75,111
                                                   $869,055     $858,100

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

Note 11. Subsequent Event

On October 21, 2004, the Company purchased the assets of a specialty manufacturer of high-quality uncoated freesheet paper for $9.6 million in cash. The mill has production capacity of 170,000 tons and will complement the existing Printing & Writing business segment. The acquisition will be accounted for as a purchase business combination and, accordingly, the purchase price will be allocated using the fair values of the acquired land, buildings, and machinery and equipment.
                                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The gradual improvement in market conditions experienced in each of the Company's business segments during the first half of 2004 continued in the third quarter for the Specialty Products and Towel & Tissue segments, while the uncoated freesheet market that impacts the Printing & Writing business slowed with volumes declining from prior year levels. As a result, the Company's Specialty Products and Towel & Tissue business segments experienced both increased sales and shipments in the third quarter of 2004 compared to the third quarter of 2003, while the Printing & Writing business experienced declines in both net sales and shipments for the same quarter-over-quarter comparison. Increased fiber-related and natural gas costs unfavorably impacted the current quarter in comparison to the same quarter last year. Through the first nine months of 2004, sales from new products developed within the previous three years accounted for nearly 40% of the Company's consolidated net sales, exceeding the Company's internal target of 25%; operating efficiencies increased more than the Company's target of 1% as compared to last year; and continued progress was made toward achieving the Company's cost reduction goal of 2% of prior year cost of sales. In addition, during the third quarter of 2004 the Company announced an agreement to purchase the assets of an uncoated freesheet mill for $9.6 million. The mill has production capacity of 170,000 tons and will complement the existing Printing & Writing business segment. The transaction was completed on October 21, 2004. The Company is targeting a mid-November start-up of the mill's largest paper machine, capable of producing up to 90,000 tons per year of premium printing and writing paper. No timetable has been established for the start-up of the mill's second paper machine.

OPERATIONS REVIEW

Net Sales
                                            Three Months          Nine Months
                                          Ended September 30,  Ended September 30,
(Dollars in thousands)                     2004      2003      2004      2003
Net sales                                $262,428  $249,529  $778,352  $732,188
Percent increase/(decrease)                     5%       (1%)       6%        2%

For the three months ended September 30, 2004, consolidated net sales for the Company were $262.4 million compared to $249.5 million for the same three-month period in 2003, an increase of 5%. Company-wide shipments in the third quarter of 2004 were 213,293 tons, a 1% decline from the 215,430 tons shipped in the third quarter of 2003. Third quarter 2004 average selling price increased nearly 6%, or approximately $15 million, as compared to the same period in 2003 with product mix enhancements accounting for nearly half of the average selling price increase.

For the nine months ended September 30, 2004 and 2003, consolidated net sales were $778.4 million and $732.2 million, respectively, representing a 6% improvement year-over-year. Year-
                                       10
to-date shipments through September 30, 2004, improved to 649,858 tons, an increase of 2% over the 637,600 tons reported for the same year-to-date period of 2003. During the first nine months of 2004, average selling price improved approximately 4%, with product mix enhancements accounting for most of the increase. Together, product pricing and product mix changes accounted for approximately $29 million of the consolidated net sales improvement.

Third quarter net sales and shipments for Printing & Writing decreased 1% and 5%, respectively, as compared to the third quarter of 2003. Net sales declined to $102.6 million in 2004 from $104.1 million reported for the same three-month period in 2003 while shipments declined quarter-over-quarter from the 95,164 tons in 2003 to 90,030 tons in 2004. Average net selling price improved approximately 4% over the third quarter of 2003, with sales mix accounting for the majority of the increase as the volume of higher-margin premium printing and writing papers and consumer products increased 9% and 15%, respectively, quarter-over-quarter. Lower overall shipments were principally due to inconsistent demand and competitive market conditions for paper mill packaging products, while reduced shipments to paper merchants and converters also contributed to the year-over-year decline. Market demand remained similar to prior year with pricing competitive as the fourth quarter began.

Printing & Writing net sales for the first nine months of 2004 improved 1% to $303.9 million compared to $301.9 million in the first nine months of 2003, while shipments declined slightly to 273,151 tons from 274,567 tons shipped in the first nine months of 2003. Average selling price improved approximately 1% year-over-year with sales mix enhancement driving the improvement as real selling prices declined in the first nine months of 2004.

Specialty Products' net sales improved 12% in the three months ended September 30, 2004 over the three months ended September 30, 2003. Net sales were $101.4 million compared to $90.2 million for the third quarters of 2004 and 2003, respectively. Shipments improved to 83,804 tons in the third quarter of 2004 compared to 80,988 tons in 2003. Average net selling price increased more than 8% in the third quarter of 2004 compared to the third quarter of 2003, with product selling price increases resulting, in part, from the pass-through of increased fiber costs accounting for nearly three-quarters of the improvement.

For the first nine months of 2004, Specialty Products' net sales were $308.1 million compared to $272.4 million in the same period of 2003, an increase of 13%. Shipment volume increased 5% year-over year with 263,115 tons shipped in 2004 and 251,314 tons shipped in 2003. Average selling price improvement of 7% year-over-year was driven by actual product pricing improvements of 5% and product mix enhancements of 2%.

Towel & Tissue net sales increased to $58.5 million in the third quarter of 2004, compared with $55.2 million in the same period last year. Shipment volume increased slightly with 39,459 tons shipped in the third quarter of 2004 compared to 39,278 tons shipped in the third quarter of 2003. Average selling price improved by nearly 5% with actual product selling prices increasing 3% and product mix improving approximately 2%.

Year-to-date net sales for Towel & Tissue were $166.4 million in 2004 compared to $157.9 million in 2003. Year-to-date shipments increased 2% to 113,592 tons in 2004 versus 111,719
                                       11
tons shipped in 2003. The "away-from-home" segment of the towel and tissue market grew approximately 2% during the nine months of 2004 compared with the same period in 2003. Average net selling price increased 4%, with an improvement in product mix driving the majority of the increase.

Gross Profit
                                           Three Months           Nine Months
                                         Ended September 30,   Ended September 30,
(Dollars in thousands)                     2004      2003       2004      2003
Gross profit on sales                    $32,445   $28,439     $87,279   $74,414
Gross profit margin                           12%       11%         11%       10%

Gross profit for the three months ended September 30, 2004, was $32.4 million compared to $28.4 million for the three months ended September 30, 2003. Gross profit margins increased slightly compared to those reported in the same period last year as increases in energy and fiber-related prices were offset by improvement in average selling price, operational efficiency gains and cost-reduction efforts. In total, natural gas prices increased 14% resulting in additional cost of $1.1 million in the third quarter of 2004 compared to the third quarter of 2003. Compared to the third quarter of 2003, market pulp prices were higher by $56 per air-dried metric ton, or approximately $5.5 million, wastepaper prices increased $1.5 million, or 44%, and linerboard increased $1.1 million, or approximately 20%, quarter-over-quarter.

Year-to-date, gross profit margins improved to $87.3 million, or 11% of net sales in 2004 compared to $74.4 million, or 10% of net sales in 2003. As in the quarterly comparison, improvements in average selling price, operational efficiency gains and cost-reduction efforts more than offset unfavorable fiber-related and energy costs that negatively impacted the gross profit margin year-over-year. Year-over-year, market pulp prices increased nearly 10% or $13.2 million and natural gas costs increased approximately 2% or $0.5 million. In the nine months ended September 30, 2003, the Company recognized $4.2 million of income as a fee for licensing certain patented dispenser technologies, favorably impacting gross profit margin in that period.

The list price of northern bleached softwood kraft decreased $30 per air-dried metric ton during the third quarter with another $30 per air-dried metric decline occurring early in the fourth quarter. During this period, the list price of most other market pulps has moved lower by lesser amounts. Some market pulp producers have announced a $30 per air-dried metric ton price increase targeted for late in the fourth quarter.

Printing & Writing's gross profit for the third quarter of 2004 and 2003 was 10% of net sales, and on a year-to-date basis, gross profit was 9% for both nine-month periods of 2004 and 2003. As discussed in the consolidated gross margin comparisons, in both the quarter-over-quarter and year-over-year periods, increases in average net selling price combined with cost-reduction efforts offset unfavorable pricing in both natural gas and market pulp.

The Specialty Products' average selling price increase, improved operations and cost-reduction efforts offset the unfavorable impacts of energy and market pulp to report improved year-over-
                                       12
year gross profit margins of 10% in the third quarter of 2004 compared to 8% in the third quarter of 2003. Similarly, year-to-date margins improved to 9% in 2004 from 6% in 2003.

The gross profit margin for Towel & Tissue improved to 21% in the third quarter of 2004 from 20% in the third quarter of 2003. Increased average selling price and improved operations drove the improvement in gross margin on a quarter-over-quarter basis. Year-to-date gross margins remained constant at 20% of net sales in both 2004 and 2003. 2003 results include a favorable $4.2 million settlement of a patent litigation matter.

Consolidated order backlogs increased to approximately 46,300 tons at September 30, 2004, from approximately 33,400 tons at September 30, 2003. Backlog tons at September 30, 2004 represent $57.3 million in sales compared to $37.8 million in sales at September 30, 2003. Improvements in customer backlog were evident in Specialty Products and Towel & Tissue, while Printing & Writing declined slightly. Printing & Writing's backlog tons declined from 10,800 tons as of September 30, 2003, to 10,400 tons at September 30, 2004. Specialty Products' backlog tons improved to 31,000 tons at the end of the third quarter of 2004 compared to 20,100 tons at the end of the third quarter of 2003. Towel & Tissue experienced an increase in backlogs with 4,900 tons and 2,500 tons reported at the end of the third quarter of 2004 and 2003, respectively. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                             Three Months         Nine Months
                                          Ended September 30,  Ended September 30,
(Dollars in thousands)                     2004      2003      2004      2003
Selling and administrative expense       $17,158   $16,426   $55,796   $50,089
Percent increase                               4%       22%       11%        6%
As a percent of net sales                      7%        7%        7%        7%

Selling and administrative expenses in the third quarter of 2004 were $17.2 million compared to $16.4 million in the same period of 2003. Incentive compensation programs based on the market price of the Company's stock resulted in a credit of $0.2 million for the three months ended September 30, 2004 compared to a provision of $0.6 million for the three months ended September 30, 2003. Costs increasing quarter-over quarter included fringe benefit expenses, particularly health-care costs, relocation and recruiting expenses, and consulting expenses related to the Companies compliance work associated with Section 404 of the Sarbanes-Oxley Act.

For the nine months ended September 30, 2004, selling and administrative expenses were $55.8 million compared to $50.1 million in the first nine months of 2003. Expense recognized for stock-incentive based programs for the nine months ended September 30, 2004 and 2003, was $2.0 million and $1.0 million, respectively. As in the quarter-over-quarter comparison, other costs increasing include fringe benefit expenses, particularly health-care costs, relocation and recruiting expenses, and consulting expenses related to the Company's compliance work associated with Section 404 of the Sarbanes-Oxley Act.
                                       13

Other Income and Expense
                                            Three Months         Nine Months
                                         Ended September 30,  Ended September 30,
(Dollars in thousands)                     2004      2003      2004      2003
Interest expense                          $2,608    $2,537    $7,685    $7,608
Other income (expense), net                  191        18       483        19

Interest expense was similar between comparable periods of 2004 and 2003. Quarter-over-quarter, interest expense of $2.6 million was recorded in the third quarter of 2004 compared to $2.5 million in the third quarter of 2003. Interest expense was $7.7 million and $7.6 million for the nine months ended September 30, 2004 and 2003, respectively. Long-term debt was $161.5 million and $162.4 million at September 30, 2004 and 2003, respectively. Long-term debt at December 31, 2003, was $162.2 million. Interest expense is expected to remain similar between 2004 and 2003 for the balance of the year. Other income is higher in 2004 and 2003 in both the quarterly and year-to-date comparisons due to interest income as a result of higher cash and cash equivalent balances year-over-year.

Income Taxes
                                             Three Months          Nine Months
                                          Ended September 30,  Ended September 30,
(Dollars in thousands)                     2004      2003      2004      2003
Provision for income taxes                $4,762    $3,513    $8,984    $6,192
Effective tax rate                           37%      37%        37%      37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2004 is expected to remain at 37%.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten year period beginning in 2005, which are mainly U.S. manufacturing businesses and multinational companies. The Company has not yet completed its assessment of how the Act might impact its future results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

                                                 Nine Months Ended  September 30,
(Dollars in thousands)                                 2004             2003
Cash provided by operating activities                $47,102          $27,864
Capital expenditures                                  16,579           16,794

For the nine months ended September 30, 2004, cash provided by operating activities was $47.1 million compared to cash provided by operations for the nine months ended September 30, 2003, of $27.9 million. The improvement in cash flows provided by operating activities year-over-year
                                       14
is primarily attributable to increased accounts payable levels and current year earnings, offset by increased customer receivables and higher income tax payments.

In 2004, the Company has continued to limit capital spending to necessary maintenance-related and high-return capital projects. Capital spending for the first nine months of 2004 was $16.6 million compared to $16.8 million during the first nine months of 2003. Total capital spending in 2004 is expected to be comparable to 2003 capital spending of $24 million, or less than one-half the Company's rate of depreciation, depletion and amortization.

For the first nine months of 2004, capital expenditures for projects with total spending expected to exceed $1.0 million were $1.2 million in Printing & Writing as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $1.3 million for a digester replacement at the Brokaw mill. In Towel & Tissue, project spending included $0.2 million on a screw press project, $0.3 million on production equipment, and $3.2 million for various converting lines.

The balance of spending during the first nine months of 2004 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $5.1 million for essential non or low-return projects, and approximately $5.3 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

For 2003, capital expenditures for projects with total spending expected to exceed $1.0 million were $2.9 million in Printing & Writing as part of a capital project to expand premium papers production capabilities and $0.3 million for a digester replacement at the Brokaw mill. In addition, $0.4 million was spent on a process control system computer replacement at the Groveton mill. At Towel & Tissue, $2.0 million was spent on a screw press project and $1.8 million was spent for various converting lines.

The balance of spending for the first nine months of 2003 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $6.3 million for essential non-or low-return projects, and approximately $3.1 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

On October 21, 2004, the Company purchased the assets of a specialty manufacturer of high-quality uncoated freesheet paper for $9.6 million in cash. The acquisition will be accounted for as a purchase business combination and, accordingly, the purchase price will be allocated using the fair values of the acquired land, buildings, and machinery and equipment.

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition is being accounted for as a purchase business combination and, accordingly, the purchase price has been allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets.

Debt and Equity

                                                SEPTEMBER 30,   December 31,
(Dollars in thousands)                              2004           2003
Short-term debt                                $       114    $       112
Long-term debt                                     161,544        162,174
Total debt                                         161,658        162,286
Stockholders' equity                               358,546        350,316
Total capitalization                               520,204        512,602
Long-term debt/capitalization ratio                    31%            32%

As of September 30, 2004, there was no significant change in total debt as compared to December 31, 2003.

On August 31, 2004, the Company replaced its $150 million unsecured revolving credit agreement that was scheduled to expire on December 10, 2004 with a four-year, $100 million unsecured revolving credit agreement with four participating banks. Under the new facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios.

On September 30, 2004, the Company had approximately $100 million available borrowing capacity under the bank facility. The Company's cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements and fund dividend payments to shareholders.

Dividends

On June 14, 2004, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on August 16, 2004, to shareholders of record on August 1, 2004. On October 22, 2004, the Board of Director's declared a cash dividend in the amount of $0.085 per share. The dividend is payable on November 15, 2004, to shareholders of record on November 1, 2004.
                                       16

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


ITEM 6.  EXHIBITS

   Exhibits required by Item 601 of Regulation S-K

    4.1 Credit Agreement dated August 31, 2004 among the Company and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris Trust and Savings Bank, and Wells Fargo Bank, National Association
   10.1  Standard Form of Performance Unit Grant Agreement
   10.2  Standard Form of Non-Qualified Performance Stock Option Agreement
   10.3  Standard Form of Non-Qualified Stock Option Agreement
   10.4  Standard Form of Non-Qualified Stock Option Agreement for Directors
   31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
         2002
   32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



November 9, 2004                    SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       19

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

4.1 Credit Agreement dated August 31, 2004 among the Company and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris Trust and Savings Bank, and Wells Fargo Bank, National Association
10.1   Standard Form of Performance Unit Grant Agreement
10.2   Standard Form of Non-Qualified Performance Stock Option Agreement
10.3   Standard Form of Non-Qualified Stock Option Agreement
10.4   Standard Form of Non-Qualified Stock Option Agreement for Directors
31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       20