Form 10-K
period 2004-12-31
WAUSAU MOSINEE PAPER CORP
filed 2005-03-15
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
         (Mark One)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 1-13923

                       WAUSAU-MOSINEE PAPER CORPORATION
              (Exact name of registrant as specified in charter)

                    100 PAPER PLACE                  WISCONSIN
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

      As of June 30, 2004, the aggregate market value of the common stock shares held by non-affiliates was approximately $810,356,815. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 18, 2005, 51,695,251 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR USE IN CONNECTION WITH 2005 ANNUAL MEETING OF SHAREHOLDERS
                    (TO THE EXTENT NOTED HEREIN): PART III

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

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder
                   Matters, and Issuer Purchases of Equity Securities.......15
Item 6.  Selected Financial Data............................................16
Item 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................17
Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........30
Item 8.  Financial Statements and Supplementary Data........................31
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures.....................64
Item 9A. Controls and Procedures............................................64
Item 9B. Other Information..................................................64

PART III
Item 10. Directors and Executive Officers of the Registrant.................65
Item 11. Executive Compensation.............................................66
Item 12. Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters..........................67
Item 13. Certain Relationships and Related Transactions.....................68
Item 14. Principal Accountant Fees and Services.............................68

PART IV
Item 15. Exhibits and Financial Statement Schedules.........................69
                                       -i-
                                    PART I

ITEM 1.  BUSINESS

GENERAL

Wausau-Mosinee Paper Corporation (the "Company") manufactures, converts, and sells paper and paper products within three principal operating groups:
Specialty Products, Printing & Writing and Towel & Tissue. Its principal office is located in Mosinee, Wisconsin. At December 31, 2004, the Company had approximately 3,200 employees at eleven operating facilities located in seven states.

During 2004, the Company introduced the Wausau Paper trademark as part of a unified branding initiative. All three of the Company's business segments currently market their products under the Wausau Paper label.

This report contains certain of management's expectations and other forward-looking information regarding the Company. See the subcaption "Cautionary Statement Regarding Forward-Looking Statements" in this Item 1.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information relating to the Company's sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 12 of the Notes to Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

The Company competes in different markets within the paper industry. Each of its business segments serves distinct market niches. The various markets for the products of the Company are highly competitive, with competition based on service, quality, and price.

The Company's eleven operating facilities are organized into the three business segments as described below.

      SPECIALTY PRODUCTS

Specialty Products produces a wide variety of technical specialty papers at three facilities located in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. The markets for technical specialty papers are diverse and highly fragmented. Specialty Products' market position varies by product, but it is a leading producer of supercalendered backing papers used as a base from which "peel-and-stick" pressure sensitive labels are dispensed. These backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant. Specialty Products is also North America's largest producer of unsaturated masking tape base paper used in the production of masking tape. Other products include a broad range of food, medical, and industrial papers used in a variety of applications including grease-resistant protective barrier paper for pet food and microwave popcorn,
                                       -1-
lightweight paper for sterilized medical packaging, interleaver paper used in steel processing and to protect polished steel after production, and coating and laminating base papers used in composite can labeling.

Specialty Products' papers are sold to manufacturers and converters, primarily in the United States, that serve a host of industries including consumer products, food service, pet food, medical packaging, and manufacturing. Under the Wausau Paper(trademark) label products are marketed under a variety of brands including FLEXCAL(reg-trade-mark), ExperTec(trademark), DuraTec(trademark), ProTec(trademark), ProGard(trademark), ProRedi(trademark), and ProPly(trademark).

Primary competition for Specialty Products comes from approximately 12 paper producing companies including International Paper Corporation, Longview Fibre Corporation, and Fraser Paper, Inc.

      PRINTING & WRITING

Printing & Writing produces and converts two lines of paper products in six facilities. At facilities in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota, the Group manufactures and converts a broad line of premium uncoated printing, writing, and imaging papers in various weights, colors, sizes, and finishes. Approximately 50% of the fine printing and writing papers produced are colored papers. Distribution warehouses are currently maintained in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; Dallas, Texas; and Los Angeles, California.

Under the Wausau Paper{trademark} label, products are marketed under a variety of brands, including Astrobrights{reg-trade-mark}, Astropaque{reg-trade-mark}, Royal, and Professional Series{reg-trade-mark} products. These papers are used for printed and photocopied documents such as annual reports, brochures, announcements, and greeting cards. Over 80% of Printing & Writing's products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply stores to reach small- and home-office customers. Products are also sold in roll form to converters that serve the greeting card, envelope, and announcement industry. The segment's fine printing and writing sales are estimated to be less than 3% of the total uncoated free-sheet market.

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

Printing & Writing also operates converting facilities in Columbus, Wisconsin, and Jackson, Mississippi, which produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating and converting. These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging, and corrugated
                                       -2-
containers. Mosinee Converted Products' moisture barrier laminated roll wrap sales is estimated to be approximately 50% of the North American roll wrap market.

Primary competition in roll wrap comes from approximately 4 other wax and poly laminators and includes Cascades/Sonoco, Inc. and Ludlow Coated Products.

      TOWEL & TISSUE

Towel & Tissue produces a broad line of paper towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market.

Under the Wausau Paper(trademark) name, Bay West(reg-trade-mark) towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft(reg-trade-mark), EcoSoft(trademark), OptiCore(trademark), Revolution(trademark), and Dubl-Tough(reg-trade-mark). These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products. Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels. Towel & Tissue's paper mill is located in Middletown, Ohio and its converting facility and main distribution warehouse are located in Harrodsburg, Kentucky. In addition, the Company currently maintains a distribution warehouse in Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Bay West. Major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

      EXPORT SALES

Currently, foreign sales represent approximately 8 percent of the Company's net sales. In January 2002, the Appellate Body of the World Trade Organization held that the United States extraterritorial income exclusion ("ETI") was a prohibited export subsidy similar to the foreign sales corporation. The United States enacted legislation in October 2004 which addressed the European Union's objections regarding the ETI regime. The American Jobs Act of 2004 included the repeal of ETI and provided a deduction with respect to income of certain United States manufacturing activity in 2005. ETI regime repeal becomes fully effective in 2007. For transactions prior to 2005, the Company will retain 100 percent of their ETI benefits. For transactions in 2005 and 2006, the ETI benefit will be available, but at a reduced rate of the prior benefit of 80 percent and 60 percent, respectively. The Company is currently evaluating the financial impact of the repeal of ETI and the implementation of the qualified production activities deduction.
                                       -3-
      RAW MATERIALS

Pulp is the basic raw material for paper production and represents approximately one-half of the cost of making paper. The Mosinee and Brokaw mills are the only Company facilities with pulping operations. These pulp mills provide a percentage of the fiber needs to our Wisconsin paper operations as follows: Mosinee, 56%; Brokaw 51%; and Rhinelander, 7%.

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

Towel & Tissue fulfills substantially all of its de-inked fiber needs from 100% recycled wastepaper which is readily available from domestic suppliers. Approximately 150,000 standard tons of wastepaper is consumed annually. In addition, approximately 35% of Towel & Tissue's parent roll supply needs are purchased from outside sources at current market prices.

Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

      ENERGY

The Company's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Company operated facilities. The Company generates approximately 35% of its electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fibercake, natural gas, and hydropower. Spent pulping liquor, wood chips, and fibercake are byproducts of mill operations. The Company continues to explore alternative power sources as an ongoing business process and is party to an operating lease for a co-generation electrical power facility for its Groveton mill.

The Company contracts for the supply and delivery of natural gas at some of its facilities. Under these contracts, the Company is committed to the transportation of a fixed volume of natural gas from the Company's natural gas suppliers to the Company's facilities. The Company is not required to buy or sell minimum gas volumes under the agreement but is required to pay a
                                       -4-
minimum transportation fee for the contracted period. Contracts expire at various times between 2005 and 2019. At December 31, 2004, the Company also has commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of fuel oil, natural gas, coal, and certain raw materials. These obligations expire in 2005. The Company may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of the Company's requirements.

      PATENTS AND TRADEMARKS

The Company develops and files trademarks and patents, as appropriate. Trademarks include Wausau Paper(trademark), FLEXCAL(reg-trade-mark), ExperTec(trademark), DuraTec(trademark), ProTec(trademark), ProGard(trademark), ProRedi(trademark), Astrobrights(reg-trade-mark), Astropaque(reg-trade-mark),
Exact(reg-trade-mark), Bay West(reg-trade-mark), EcoSoft(trademark), DublSoft(reg-trade-mark), OptiCore(trademark), Revolution(trademark), and Wave 'N Dry(reg-trade-mark), among others. The Company's patents cover various paper towel dispensers and metering or other mechanisms for towel dispensers and cabinets and certain silicone release papers. The Company considers its trademarks and patents, in the aggregate, to be material to its business, although the Company believes the loss of any one such mark or patent right would not have a material adverse effect on its business. The Company does not own or hold material licenses, franchises or concessions.

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

      MAJOR CUSTOMERS

A substantial portion of the Company's business is with customers in various paper converting, paper merchant, or distribution businesses. No single customer accounted for 10% or more of the consolidated net sales during 2004.

      BACKLOG

Consolidated order backlogs increased to approximately 35,100 tons representing $42.0 million in sales as of December 31, 2004. This compares to 31,600 tons, or $33.4 million in sales as of December 31, 2003, and 33,500 tons, or $35.3 million in sales at December 31, 2002. Improvements in customer order backlog were evident in all three business segments as of December 31, 2004 compared to December 31, 2003. Specialty Products' backlog tons were
                                       -5-
22,800 tons at December 31, 2004 compared to 21,700 tons at December 31,
2003. Printing & Writing's backlog tons improved to 9,900 tons at December 31, 2004 from 8,600 tons at December 31, 2003. In the Towel & Tissue business segment, backlog tons were 2,400 tons at December 31, 2004 and 1,300 tons at December 31, 2003. The change in customer backlog at December 31, 2004 compared to December 31, 2003 does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and do not impact backlog numbers. The entire backlog at December 31, 2004 is expected to be shipped during fiscal 2005.

      RESEARCH AND DEVELOPMENT

Research and development projects for the last three fiscal years primarily involved development of new release liners for Specialty Products' line of "peel-and-stick" liner papers, food-packaging/ food-service papers and the development of new color and writing grades at Printing & Writing. Expenditures for product development were $1,858,000 in 2004, $2,155,000 in 2003, and $2,145,000 in 2002.

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

The Company has a strong commitment to protecting the environment. Like its competitors in the paper industry, the Company faces increasing capital investments and operating costs to comply with expanding and more stringent environmental regulations. The Company estimates that its capital expenditures for environmental purposes will approximate $2.4 million in 2005.
The Company believes that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on its competitive position, consolidated financial condition, liquidity, or earnings.

The Company is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of the Company that under Wisconsin environmental laws it may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells located in close proximity to the landfill. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with three other parties to fund a study of
                                       -6-
the landfill to determine possible remediation strategies. The Company worked with the DNR on the development of the study and work plan which was initiated in early 2003. A report based upon the study was submitted to the DNR in 2004. The DNR has not provided a response to the study submission. The Company estimates that the costs of remediation of the entire site for all parties will be approximately $3 million, based upon the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different since no timetable or decision on the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other potentially responsible parties, the Company is of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of the Company.
The Company is also pursuing insurance coverage of its remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance.

Note 9 of the Notes to Consolidated Financial Statements discusses the Company's policies with respect to the accrual of remediation costs. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation site will not have a material adverse impact on its consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

      EMPLOYEES

The Company had approximately 3,200 employees at the end of 2004. Most hourly mill employees are covered under collective bargaining agreements. One new five-year labor agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union at Specialty Products' Jay, Maine facility was negotiated in 2004. Labor agreements will expire in other facilities in 2005, 2006, 2007, and 2008. The Company expects that new multi-year contracts will be negotiated at competitive rates. The Company maintains good labor relations at all facilities.
                                       -7-
EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to executive officers of the Company as of March 15, 2005. Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

      SAN W. ORR, JR., 63
      Chairman of the Board of the Company and Advisor, Estates of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995; 1989-1990); formerly Chairman of the Board (1987-1997) and a Director (1972-1997) of Mosinee Paper Corporation; also a Director of Marshall & Ilsley Corporation.

      THOMAS J. HOWATT, 55
      President and Chief Executive Officer of the Company since August, 2000. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-
      1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

      STUART R. CARLSON, 58
      Executive Vice President, Administration since October, 2000.
      Previously, Senior Vice President, Specialty Paper Group (1997-2000), and Senior Vice President -Administration (1993-1996), and Vice President Human Resources (1991-1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc. (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

      ALBERT K. DAVIS, 57
      Senior Vice President, Specialty Products since October, 2000. Previously, Vice President of Operations (1996 - 2000), Vice President of Engineering (1990 - 1996), and Director of Engineering (1983-1990), Rhinelander Paper Company, Inc.

      THOMAS W. CRAVEN, 51
      Senior Vice President, Printing & Writing since October, 2004. Previously, Vice President-Operations Wausau Papers (2003-2004), Vice President-Operations Brokaw Mill (1999-2003), and Vice President-Operations (1997-1999), Director of Operations (1995-1997), and Director of Purchasing (1993-1995), Groveton Mill.

      PETE R. CHIERICOZZI, 61
      Senior Vice President, Towel & Tissue since September, 2003. Previously, Consultant, Self-employed (2002), Vice President, Sales and Marketing, SCA Tissue (2001), Executive Vice President, Sales and Marketing, Georgia-Pacific Tissue (2000), Executive Vice-President, Wisconsin Tissue (Division of Chesapeake Corporation) (1999).
                                       -8-

      SCOTT P. DOESCHER, 45
      Senior Vice President, Finance, Secretary and Treasurer since May, 2001. Previously, Vice President, Finance, Printing & Writing Group (1998-
      2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

      DENNIS M. URBANEK, 60
      Senior Vice President, Engineering and Environmental Services since 1998. Previously, Vice President, Engineering and Environmental Services (1996-
      1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, in the Company's website by going to "Investor Information- SEC Filings" at www.wausaupaper.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

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

Forward-looking statements are not guarantees of performance. Forward-looking statements of the Company are based on information available to the Company as of the date of such statements and reflect the Company's expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. Many of the factors that will
                                       -9-
determine these results are beyond the Company's ability to control or predict. Shareholders and others are cautioned not to put undue reliance on any forward-looking statements.

In addition to specific factors which may be described in connection with any of the Company's forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

    (circle)Increased competition from either domestic or foreign paper producers or providers of alternatives to the Company's products, and general over capacity in the paper industry, resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume. The Company competes in three segments of the paper industry. The Company has several competitors in most of its market segments, many of which are larger and have greater capital and marketing resources than the Company. Changes within the paper industry, including the consolidations of producers of products which compete with the Company and consolidation within the distribution channels for Company products, have and may continue to occur and may adversely affect the Company's financial performance.

    (circle)The failure to develop new products to attain the Company's overall goal of generating at least 25% of revenue from products introduced within the previous three years could adversely affect the overall demand for Company products. In addition, changes in customer demand for the Company's products due to overall economic activity affecting the rate of consumption of the Company's products, growth rates of the end markets for the Company's products, and technological or consumer preference changes, may significantly reduce revenues and income.

    (circle)Changes in the price of raw materials, in particular market pulp, purchased parent rolls, and wastepaper. Raw materials comprise approximately 50% of the Company's cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for more than one-half of this total. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity additions, expansions or curtailments of the supply of pulp, inventory building or depletion at pulp consumer levels which affect short-term demand, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

    (circle)Changes in energy prices or difficulty in obtaining adequate supplies of needed fuels or sources of power.

    (circle)Unforeseen or recurring operational problems at any of the Company's facilities causing significant lost production and/or cost increases.

    (circle)Significant changes to the Company's strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, the failure to successfully
                                       -10-
            execute major capital projects or other strategic plans, or the inability to successfully integrate an acquisition.

    (circle)Changes in laws or regulations which affect the Company. The paper industry is subject to stringent environmental laws and regulations and any changes required to comply with such laws or regulations may increase the Company's capital expenditures and operating costs, and decrease the amount of funds available for investment in other areas of operation. In addition, the costs of remediation of known environmental sites, as described in Note 9 of the Notes to Consolidated Financial Statements, may exceed current estimates and there may be additional sites not now known to the Company that may require significant remediation expenses in the future.

    (circle)Unforeseen liabilities arising from current or prospective litigation, including liabilities which may arise from claims under environmental laws which may impose liability for the release of hazardous materials whether or not the Company had knowledge of or was responsible for such release.
                                       -11-
ITEM 2.  PROPERTIES

The Company's headquarters are located in Mosinee, Wisconsin. Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel. The Company's operating facilities consist of the following:

                                        Number of
                                           Paper         Practical          2004
      Facility                Product     Machines     Capacity*(tons)   Actual(tons)
      Printing & Writing
      Brokaw, WI             Paper             4        177,000          168,000
                             Pulp                        99,000           81,000

      Groveton, NH           Paper             2        117,000          115,000

      Brainerd, MN           Paper             2        170,000            7,000

      Appleton, WI
                             Converting        N/A       45,000           24,000

      Columbus, WI and       Laminated/
      Jackson, MS            Coated Papers     N/A      150,000           73,000

      Specialty Products
      Rhinelander, WI        Paper             4        150,000          148,000

      Otis, ME               Paper             2         73,000           69,000

      Mosinee, WI            Paper             4        119,000          116,000
                             Pulp                        96,000           76,000

      Towel & Tissue
      Middletown, OH         Towel & Tissue    2        110,000          106,000
                             Deink Pulp                 110,000          103,000

      Harrodsburg, KY        Converted Towel
                             & Tissue          N/A      190,000          153,000

* "Practical capacity" is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity. At the Company's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

The Company currently maintains warehouse distribution facilities in order to provide prompt delivery of its products. The facilities are:

                                                                 Owned or
Segment                    Location        Square Feet       Leased (Expiration Date)
Printing & Writing        Appleton, WI       36,000            Owned

                          Brokaw, WI        174,000            Owned

                          Dallas, TX         85,000*           Leased (July 2005)

                          Groveton, NH       80,000            Owned

                          Los Angeles, CA    85,000*           Leased (December 2005)(dagger)


Towel &                   Los Angles, CA     45,000*           Leased (December 2005)(dagger)
Tissue
                          Harrodsburg, KY   460,000            Owned

* guaranteed space

(dagger)Aggregate of approximately 130,000 square feet under one agreement which will expire in December 2005.

Specialty Products and Towel & Tissue also lease limited space in various warehouses to facilitate deliveries to specific customers.

The Company owns approximately 120,000 acres of timberland in the state of Wisconsin. The growing stock inventory on Company timberlands is an estimated 8,869 thousand board feet of saw timber and an estimated 570,000 cords of pulpwood.
                                       -13-
ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as a potentially responsible party with respect to a Mosinee, Wisconsin landfill. See "Environment" in Item 1 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.
                                       -14-
                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange under the symbol "WPP".

As of the record date of the annual meeting, February 18, 2005, (the "Record Date") there were approximately 2,900 holders of record of the Company's common stock. The Company estimates that as of the Record Date there were approximately 6,200 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,695,251 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of the Company's common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                                       Market Price        Cash Dividend
      Calendar Quarter              High         Low         Declared
      2004
      First Quarter                $14.11      $12.20         *
      Second Quarter               $17.44      $13.19         $.17
      Third Quarter                $17.40      $14.54         $.085
      Fourth Quarter               $19.12      $15.15         $.085

      2003
      First Quarter                $12.08      $ 9.30            *
      Second Quarter               $12.23      $10.20         $.17
      Third Quarter                $13.40      $11.03         $.085
      Fourth Quarter               $13.85      $11.75         $.085

      2002
      First Quarter                $12.97      $10.50            *
      Second Quarter               $14.00      $11.20         $.17
      Third Quarter                $12.09      $ 9.00         $.085
      Fourth Quarter               $11.81      $ 8.14         $.085

      *Two dividends of $.085 per share were declared in the second quarter in 2004, 2003 and 2002.

Information required by Item 201(d) of SEC Regulation S-K is set forth under
Item 12, Part III of this report.

ITEM 6.  SELECTED FINANCIAL DATA

   WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA

(all amounts in thousands,
except per share data)                                              For The Year Ended December 31,
                                                     2004         2003**      2002         2001          2000*
FINANCIAL RESULTS
Net sales                                        $1,040,717     $971,444     $948,698     $943,729     $990,924
Depreciation, depletion, and amortization            59,965       60,823       60,624       60,948       58,860
Operating profit                                     41,724       35,278       47,422       28,279       17,785
Interest expense                                     10,285       10,188       10,845       14,416       15,713
Earnings before provision for income taxes           32,378       25,180       36,618       14,143        2,325
Net earnings                                         20,393       15,863       23,068        8,913        1,465
Cash dividends paid                                  17,560       17,527       17,520       17,498       17,207
Cash flows from operating activities                 70,737       63,105       76,269      103,866       80,254

PER SHARE
Net earnings - basic and diluted                      $0.39        $0.31        $0.45        $0.17        $0.03
Cash dividends declared                                0.34         0.34         0.34         0.34         0.34
Stockholders' equity                                   6.91         6.80         6.91         7.09         7.33
Basic average number of shares outstanding           51,662       51,549       51,532       51,466       51,354
Price range (low and high closing)             $12.33-19.12  $9.45-13.58  $8.26-13.80  $8.82-14.00  $7.63-14.63

FINANCIAL CONDITION
Working capital                                    $139,542     $136,414     $118,398     $101,724     $138,605
Total assets                                        882,234      858,100      873,757      892,008      954,494
Long-term debt                                      161,833      162,174      162,763      192,264      250,465
Stockholders' equity                                357,092      350,316      355,948      364,855      376,112
Capital expenditures                                 29,565       24,261       19,201       29,791       86,896

RATIOS
Percent net earnings to sales                           2.0%         1.6%         2.4%         1.0%         0.1%
Percent net earnings to average stockholders'
 Equity                                                 5.8%         4.5%         6.4%         2.6%         0.4%
Ratio of current assets to current liabilities     1.9 TO 1     2.2 to 1     2.0 to 1     1.8 to 1     2.1 to 1
Percent of long-term debt to total capitalization      31.2%        31.6%        31.4%        34.5%        40.0%

*In 2000, includes after-tax expense of $14.0 million ($22.3 million pretax) or $0.27 per share for restructuring expense related to the closure of the Sorg Paper Company.
**In 2003, includes after-tax income of $2.6 million ($4.2 million pretax) or $0.05 per share for a fee for licensing certain patent dispenser technologies as a result of a settlement of all claims of the parties in a patent litigation case.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities, and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Statements" in Item 1 of Wausau-Mosinee Paper Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $1.8 million and $1.9 million at December 31, 2004 and 2003, respectively.
                                       -17-
      EXCESS AND OBSOLETE INVENTORY

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

      INCOME TAXES

The Company's estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on an analysis of many factors including interpretations of Federal, state, and foreign income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, Federal and state taxing authorities periodically review the Company's estimates and interpretations of income tax laws. Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly form original estimates and interpretations.

      PENSION BENEFITS

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors. Changes in discount rate and differences from actual results for each assumption will affect the amount of pension expense recognized in future periods. Additional information regarding pension benefits is available in "Note 5 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.
                                       -18-
      OTHER POST-RETIREMENT BENEFITS

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods. Additional information regarding post-retirement benefits is available in "Note 5 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

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

FUTURE ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ( "FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which will be effective for the Company on July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations based on the grant-date fair value of the award. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The Company is currently evaluating our share-based employee compensation programs, the potential impact of this statement on the consolidated financial position and results of operations, and the alternative adoption methods.

In November 2004, the FASB issued SFAS 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151, which is effective for the Company beginning January 1, 2006, requires that abnormal amounts of idle facility expense, freight, handling costs, and
                                       -19-
wasted material (spoilage) be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial statements.

OPERATIONS REVIEW

OVERVIEW

Market conditions improved somewhat in 2004 following generally sluggish demand in 2003. Following four consecutive years of decline, demand for uncoated freesheet papers increased slightly in 2004. Specialty Products and Towel & Tissue demand improved modestly in both 2004 and 2003. Average net selling prices increased in each of the Company's three business segments in 2004 as compared to 2003, with the most significant improvements occurring in Specialty Products and Towel & Tissue. Although production capacity utilization generally improved across the paper industry in 2004 and paper prices increased, excess capacity has kept market conditions competitive. Fiber and energy costs increased significantly in both 2004 and 2003, offsetting much of the benefit of higher average selling prices. Despite only modest improvement in market conditions and significantly higher raw material and energy costs in both 2004 and 2003, the Company made progress with several initiatives intended to help the Company improve its return on capital employed toward a targeted 13 percent. These initiatives include activities intended to reduce the Company's costs, increase production efficiencies and improve the Company's product mix. In 2004, the Company targeted cost reductions equal to 2% of 2003 cost of sales, or approximately $17 million, equalizing for production volume and mix differences and fiber and energy price variations. The Company exceeded this goal for the year. A similar cost reduction goal was achieved in 2003. The Company increased productivity by 2% in 2004 with five of the Company's six paper mills posting improvement, excluding the Company's newly acquired Brainerd, Minnesota, facility. In 2003, productivity increased 1%. Revenues from products developed in the previous three years exceeded our corporate goal of 25% in both 2004 and 2003. New product introductions have helped the Company increase its sales of higher-margin premium products, displacing lower-margin fill grades. The Company's ability to achieve its targeted return on capital employed is influenced by these and other internal initiatives as well as external factors including general economic conditions, the price of raw materials and energy, and changes in market demand and pricing of paper products.

NET SALES

(all dollar amounts in thousands)        2004        2003        2002
Net sales                            $1,040,717     $971,444    $948,698
Percent increase                          7%            2%         1%

Net sales for the year ended December 31, 2004, were $1,040.7 million compared to net sales of $971.4 million for the year ended December 31, 2003. Total shipments increased 2% in 2004 to 863,055 tons from the 844,740 tons shipped in 2003. Net sales in 2002 were $948.7 million, and total tons shipped were 831,808 tons.
                                       -20-
Shipments increased each of the last two years in all three of the Company's business segments as the Company's paper mills operated essentially at full capacity. Average net selling price improved 5%, or $49 million, in 2004 as compared to 2003 with selling price increases accounting for more than half of the improvement. Actual product selling prices improved approximately 3% in 2004, increasing net sales approximately $29 million, while sales mix enhancements improved average selling price by 2% or net sales by $20 million. Compared to 2002, 2003 average net selling price increased 1%, improving net sales by $9 million. Sales mix enhancements improved 2003 average net selling price by approximately 1% and net sales by $8 million.

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

Specialty Products recorded net sales of $410.2 million on total shipments of 348,887 tons for the year ended December 31, 2004, compared with net sales of $362.9 million on shipments of 334,183 tons in 2003. Net sales and shipments in 2002 were $349.0 million and 331,564 tons, respectively. Average net selling price increased 9% in 2004 as compared to 2003, improving net sales by approximately $32 million. Actual selling price gains increased average net selling price by 7% and net sales by $24 million while sales mix enhancements increased average net selling price by 2% and net sales by $8 million.
Improved market conditions enabled Specialty Products to increase selling prices on many of its papers in 2004. Average selling price improved nearly 4% in 2003 compared with 2002, increasing net sales by $13 million. Actual selling price increases and sales mix enhancement each accounted for half of the overall improvement. Market demand improved in Specialty Products' largest product category, pressure-sensitive backing papers, increasing an estimated 4% in 2004 and 2% in 2003. Demand in Specialty Products' second largest product category, food-packaging/food-service papers, increased an estimated 4% in both 2004 and 2003. Demand for other industrial and consumer papers, most notably masking tape base stock, improved over the comparable two-year period. Shipments of Specialty Products' pressure-sensitive backing papers increased 6% and 4% in 2004 and 2003, respectively, while food-packaging/food-service shipments improved 15% in 2004 and 17% in 2003. Shipments of lower-price fill products such as tablet writing papers declined 40% in 2004 and 13% in 2003. Specialty Products continued its focused product development efforts in 2004 with revenues from products developed in the previous three years exceeding the corporate goal of 25%. Despite recent growth in demand, markets remain competitive with conditions essentially unchanged in early 2005.

Printing & Writing net sales were $404.9 million in 2004 on shipments of 362,265 tons compared with 2003 net sales of $395.8 million and shipments of 359,712 tons. In 2002, net sales were $391.2 million on shipments of 353,488 tons. Net sales and shipments were favorably impacted in 2004 by the fourth-quarter acquisition and start-up of the Brainerd, Minnesota, paper mill.
Please refer to "Note 8 - Acquisitions" in the Notes to Consolidated Financial Statements. The Brainerd mill contains two paper machines and finishing equipment capable of producing
                                       -21-
approximately 170,000 tons per year of uncoated freesheet paper, increasing Printing & Writing's uncoated freesheet production capacity by more than half. Brainerd's largest paper machine, at 90,000 tons per year, was started in the fourth quarter. No timetable has been established for the start-up of Brainerd's second paper machine. Average net selling price improved 2%, increasing net sales by $6 million as compared to 2003. Product mix enhancements improved average net selling price 2%, or net sales by $8 million, while actual product selling prices declined less than 1%, impacting net sales by $2 million. Mix improvement was driven largely by an increase in shipments of higher-priced premium printing and writing papers and a reduction in shipments of lower-priced paper mill packaging products. Average net selling price declined approximately 1% in 2003 as compared to 2002, reducing net sales by $3 million. Actual product selling prices were essentially unchanged in 2003 with mix differences accounting for the entire decline in average selling price. Mix differences in 2003 were largely the result of higher paper mill packaging shipments following the first quarter acquisition of the production assets and customer base of Laminated Papers, Inc. Demand for uncoated freesheet papers, the broad market category within which Printing & Writing participates, increased 1% in 2004 following four consecutive years of decline, including a 1% decline in 2003. Demand in the text and cover segment of the uncoated freesheet market declined less than 1% in 2004 following a 9% decline in 2003. Despite the continued difficult market conditions, shipments of the Company's premium printing and writing papers, including text and cover, increased 11% in 2004 and 4% in 2003. Paper mill packaging shipments, comprised primarily of moisture-barrier laminated roll wrap product, declined 7% in 2004 following a 23% increase in 2003. The latter-year reduction in paper mill packaging shipments reflects inconsistent industry demand, continued rationalization of the customer base acquired from Laminated Papers, Inc. in 2003, and competitive market conditions. Shipments through Printing & Writing's retail distribution channel such as office supply stores and other retailers increased 24% in both 2004 and 2003. At the same time, shipments through Printing & Writing's largest distribution channel, traditional paper merchants, declined 1% in 2004 and 7% in 2003, reflecting market demand differences and a shift in paper distribution patterns in favor of retailers. Product pricing has remained very competitive despite the modest uncoated freesheet demand improvement experienced in 2004 and the industry-wide capacity rationalization that has occurred in recent years. As 2005 began, market demand remained soft and product pricing competitive.

Towel & Tissue 2004 net sales were $225.7 million and shipments were 151,903 tons compared to 2003 net sales of $212.7 million and shipments of 150,845 tons. In 2002, net sales were $208.5 million on shipments of 146,756 tons. Average net selling price increased 5% in 2004 as compared to 2003, favorably impacting net sales by $12 million. More than half of the increase was the result of selling price gains. Product selling prices increased approximately 3% in 2004, increasing net sales by more than $6 million while sales mix enhancements and product changes improved average selling price by 2% and net sales by $5 million. Average net selling price declined less than 1% in 2003. Actual selling prices declined nearly 3% in 2003, impacting net sales by $6 million while sales mix enhancements and product changes improved average selling price by 2% and net sales by more than $4 million. The "away-from-home" segment of the Towel & Tissue market grew nearly 2% in each 2004 and 2003. Shipments of Towel & Tissue's higher-priced value-added products increased 11% in 2004 and 6% in 2003, while shipments of lower-priced standard products declined 2% in 2004 after increasing 1% in 2003. Industry
                                       -22-
supply of purchased parent rolls, accounting for approximately 35% of Towel & Tissue's total parent roll supply, tightened somewhat in 2004. Improved Production capacity utilization rates in the industry were the primary reason for the tighter parent roll supply. Parent roll supply improved late in 2004 with adequate supplies expected to be available to support sales plans in 2005. As 2005 began, several "away-from-home" towel and tissue competitors announced product selling price increases of 5% to 10% as market demand continued to expand at a moderate rate.

GROSS PROFIT ON SALES

(all dollar amounts in thousands)     2004       2003        2002
Gross profit on sales              $117,541    $102,897    $112,384
Gross profit margin                   11%          11%         12%

Gross profit margin increased to $117.5 million, or 11.3% of net sales in 2004 compared with $102.9 million, or 10.6% of net sales in 2003. Gross profit margin in 2002 was $112.4 million, or 11.8% of net sales. An increased average selling price, operational efficiency gains and cost reductions offset increased fiber, natural gas and transportation costs, resulting in somewhat improved 2004 margins. After holding essentially unchanged in the first and second quarters of 2004, at 10.6% and 10.7%, respectively, gross margins increased to 12.4% and 11.5% in the third and fourth quarters due, in part, to improved market conditions and seasonal demand variations. Compared to 2002, 2003 gross profit margins decreased as sales mix gains, operations efficiency improvements and cost reductions only partially offset higher fiber and natural gas costs.

Raw materials comprise approximately 50% of the Company's total cost of sales with market pulp and wastepaper accounting for approximately one-half of this total. Labor and fringes are approximately 20% of the Company's total cost of sales while utilities account for approximately 10%. Other operating expenses, including outbound freight, depreciation and maintenance comprise the remaining 20% of the Company's cost of sales.

Market pulp prices, after holding steady the first half of 2002, increased in the third quarter before stabilizing in the fourth quarter. Market pulp prices increased once again in the second quarter of 2003 with prices holding relatively steady the second half of the year. The average price of market pulp increased through the first three quarters of 2004 before declining in the fourth quarter. Wastepaper prices increased early in 2002 with prices then holding steady before declining in the second quarter of 2003. Wastepaper prices generally increased in the fourth quarter of 2003 through the third quarter of 2004 with prices once again declining in the fourth quarter. In 2004, the Company consumed approximately 400,000 air-dried metric tons of market pulp. The Company also consumed approximately 150,000 standard tons of wastepaper. The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $40 per air-dried metric ton, or $16 million, in 2004 as compared to 2003. The average price of market pulp increased $51 per air-dried metric ton, or $21 million, in 2003 compared to 2002. The average price of wastepaper, used in the production of towel and tissue products, increased $19 per standard ton, or $3 million, in 2004 as compared to 2003 after holding even in 2003 as compared to 2002.
Prices for linerboard, used in the production of
                                       -23-
moisture-barrier laminated roll wrap, and pulpwood, used at two company-owned pulp mills, each increased more than $1 million in 2004 as compared to 2003.

Natural gas prices held relatively stable through the first three quarters in 2002 before trending higher late in the year. Prices continued their upward trend early in 2003, peaking in March, before generally declining through the balance of 2003. Average prices held steady through the first half of 2004, before trending higher in the third and fourth quarters. The average price of natural gas increased approximately 9%, or $3 million, in 2004 as compared to 2003 after increasing 69%, or $15 million in 2003 compared with the prior year. The Company, through its cost reduction efforts, has been successful in improving its energy efficiencies and reducing its natural gas consumption in recent years. The Company currently consumes approximately 5.5 million dekatherms annually and has the ability to substitute fuel oil and coal for a portion of this draw if economics allow. The Company price protects, from time-to-time, certain volumes of natural gas through fixed-price contracts. Company policy allows for the price protection of up to 50% of its expected use on a rolling 12-month basis. At the end of 2004, the Company had approximately 80% of its first quarter requirements protected at a price slightly higher than the Company's fourth quarter 2004 average. Outbound freight rates, driven primarily by higher fuel costs, increased approximately $4 million in 2004 after increasing less than $1 million in 2003.

Market pulp list prices, after increasing $30 per air-dried metric ton late in the fourth quarter of 2004, increased another $30 per air-dried metric ton early in the first quarter of 2005. While well above historical averages and remaining quite volatile, natural gas prices trended somewhat lower in early 2005 with market pricing approximately 8% lower than the fourth quarter of 2004.

Labor and fringe costs increased 2.9% in 2004 as compared to 2003 and 3.7% in 2003 as compared to 2002. Health insurance expenses for active employees increased approximately 21% in 2004 following a 14% increase in 2003. Hourly pension and post-retirement expenses were a combined 9% higher in 2004 after increasing 26% in 2003. During 2003 the Company recognized, as a reduction of cost of sales, $4.2 million as a fee for licensing certain patented dispenser technologies. Other operating costs, including raw material use and depreciation, were generally lower in 2004 due, in part, to cost reduction efforts and capital spending sustained at levels below the Company's rate of depreciation in recent years.

Specialty Products gross profit margins were 9.3% in 2004, 6.7% in 2003 and 4.4% in 2002. Selling price increases, sales mix enhancements and production efficiency improvements offset higher market pulp, natural gas and other manufacturing expenses, resulting in improved 2004 margins. Market pulp and natural gas prices increased a combined $11 million in 2004 as compared to 2003 after increasing a combined $15 million in 2003 as compared to the prior year. Gross profit margins improved through the course of 2004 to 11.2% in the fourth quarter as selling prices increased and market pulp prices declined from third quarter levels.

Printing & Writing gross profit margins declined to 8.4% in 2004 from 8.8% in 2003 and 13.9% in 2002. Increased fiber and natural gas prices, and losses associated with the start-up and fourth quarter operation of the Brainerd mill, offset improved average selling price and cost reductions, resulting in lower 2004 margins. Market pulp, linerboard and aspen pulpwood prices increased a combined $8 million in 2004 while natural gas prices increased $3 million. Natural gas and
                                       -24-
market pulp prices increased a combined $20 million in 2003 as compared to 2002. Margins declined late in 2004 due, in part, to losses associated with the start-up and fourth quarter operation of the Brainerd mill.

Towel & Tissue gross profit margin was 20.5% in 2004, 20.9% in 2003 and 20.4% in 2002. Gross profit margin in 2003 included, as a reduction of cost of sales, $4.2 million as a fee for licensing certain patented dispenser technologies. Selling price increases and sales mix enhancements offset increased wastepaper and market pulp prices, higher outbound freight costs and the licensing fee recognized in 2003 which allowed 2004 margins to remain essentially flat with 2003 levels. Wastepaper and market pulp prices increased $3 million in 2004 as compared to 2003 while outbound freight costs increased by more than $2 million over the same period.

Consolidated order backlogs increased to approximately 35,100 tons, representing $42.0 million in sales as of December 31, 2004. This compares to approximately 31,600 tons, or $33.4 million in sales as of December 31, 2003, and approximately 33,500 tons, or $35.3 million in sales at December 31, 2002. Improvements in customer order backlog were evident in all three business segments as of December 31, 2004, compared to December 31, 2003. Specialty Products' backlog tons were 22,800 tons at December 31, 2004, compared to 21,700 tons at December 31, 2003. Printing & Writing's backlog tons improved to 9,900 tons at December 31, 2004, from 8,600 tons at December 31, 2003. In the Towel & Tissue business segment, backlog tons were 2,400 tons at December 31, 2004, and 1,300 tons at December 31, 2003. The change in customer backlog at December 31, 2004, compared to December 31, 2003, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers. The entire backlog at December 31, 2004, is expected to be shipped during fiscal 2005.

LABOR

A new five-year labor agreement was entered into on June 1, 2004, with the Paper, Allied-Industrial, Chemical & Energy Workers International Union at Specialty Products' Jay, Maine facility. The agreement contains wage increases of 1.7% effective June 1 of each year of the contract. Labor agreements will expire at other facilities in 2005, 2006, 2007 and 2008. The Company maintains good labor relations at all facilities.

OPERATING EXPENSES

(all dollar amounts in thousands)    2004        2003        2002
Selling and administrative         $75,817      $67,619     $64,962
Percent increase/(decrease)           12%          4%         (4%)
As a percent of net sales              7%          7%          7%

In 2004, 2003 and 2002, selling and administrative expenses were impacted by stock incentive program charges or credits, which were determined by the Company's common stock price change. During 2004, the charge for these programs was $2.8 million compared to a charge of $1.7 million in 2003 and a credit of $0.2 million in 2002. For additional information on the Company's stock incentive programs, refer to "Note 7 - Stock Compensation Plans" in the Notes
                                       -25-
to Consolidated Financial Statements. In addition, selling and administrative costs included wage, benefit and management incentive expense increases of $4.0 million in 2004 and $0.6 million in 2003. As compared to 2003, 2004 employee recruiting and relocation expenses were $1.3 million higher, and consulting/auditing expenses increased by $0.8 million. Costs associated with the operation of Printing & Writing's Brainerd mill impacted general selling and administrative expenses in 2004, while consulting and auditing expenses were driven somewhat higher by outside services related to the Company's compliance with Section 404 of the Sarbanes-Oxley Act.

OTHER INCOME AND EXPENSE

(all dollar amounts in thousands)     2004       2003        2002
Interest expense                    $10,285     $10,188     $10,845
Other income(expense), net              939          90          41

Interest expense was similar at $10.3 million and $10.2 million for the years ending December 31, 2004 and 2003, respectively. Interest expense for the year ending December 31, 2002, was $10.8 million. Long-term debt levels were $161.8 million, $162.2 million and $162.8 million as of December 31, 2004, 2003 and 2002, respectively.

In 2005, interest expense is expected to be comparable to 2004 as debt levels are expected to remain similar to the December 31, 2004, balance of $161.8 million. Interest capitalized in 2004, 2003 and 2002 was not significant. The Company's capitalized interest methodology is outlined in "Note 1 - Description of the Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Other income and expense includes interest income of $666,000, $65,000, and $25,000 in 2004, 2003 and 2002, respectively. The increase in interest income in 2004 was driven primarily by higher average cash and cash equivalent balances as compared to 2004.

INCOME TAXES

(all dollar amounts in thousands)      2004      2003        2002
Income tax provision                $11,985      $9,317     $13,550
Effective tax rate                       37%         37%         37%

The effective tax rates for the years presented are indicative of the Company's normalized tax rate. The effective rate for 2005 is expected to approximate 37%.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten-year period beginning in 2005, which are mainly for U.S. manufacturing businesses and multinational companies. The Company has not yet completed its assessment of how the Act might impact its future results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

(all dollar amounts in thousands)           2004       2003         2002
Cash provided by operating activities    $70,737    $ 63,105     $ 76,269
Percent increase/(decrease)                   12%        (17%)        (27%)
Working capital                         $139,542    $136,414     $118,398
Percent increase                               2%         15%          16%
Current ratio                              1.9:1       2.2:1        2.0:1
Capital expenditures                     $29,565    $ 24,261     $ 19,201
Percent increase/(decrease)                   22%         26%         (36%)

Cash provided from operating activities increased in 2004 compared to 2003 due, in part, to increased 2004 earnings and higher accounts payable balances in the current year. These factors were somewhat offset by greater 2004 increases in receivables, inventories and other assets. In 2003 compared to 2002, cash provided from operating activities declined, due to reduced 2003 earnings, increased receivables and decreased payables. The Company contributed $20.2 million to defined benefit pension plans during 2004, compared with contributions of $20.8 million and $20.6 million in 2003 and 2002, respectively. Benefit plans are discussed in "Note 5 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

In 2004, the Company continued its initiative to limit capital spending to necessary maintenance-related and high-return capital projects. The Company met its targeted composite internal rate of return of 17% for capital approved in 2004. Capital expenditures totaled $29.6 million, $24.3 million and $19.2 million in 2004, 2003 and 2002, respectively. In 2005, it is expected that capital spending will fall in the range of $40 million to $50 million. Several projects with strong financial returns are expected to increase spending over 2004 levels.

During 2004, capital expenditures for projects with total spending expected to exceed $1.0 million were $1.4 million in Printing & Writing as part of a capital project to expand premium papers production and $1.3 million for a digester replacement at the Brokaw mill , $0.3 million for finishing equipment at the Groveton mill, and $1.1 million on a paper machine applicator at the newly acquired Brainerd mill. Please refer to "Note 8 - Acquisitions" in the Notes to Consolidated Financial Statements. In Towel & Tissue, project spending included $0.2 million for a screw press project, $1.3 million on production equipment, and $3.9 million for various converting lines.

The balance of $20.1 million in 2004 capital spending was related to projects that individually cost less than $1.0 million. These expenditures included $12.0 million for essential non- or low-return projects, including maintenance-related capital and approximately $8.1 million on projects expected to provide a return in excess of the Company's targeted internal rate of return.

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

The Company believes that the available credit under its credit agreements and its earnings for 2005 will be sufficient to meet its cash flow needs for capital, working capital, and investing activities in 2005.

DEBT AND EQUITY

(all dollar amounts in thousands)       2004         2003        2002
Short-term debt                     $      115   $      112   $      --
Long-term debt                         161,833      162,174     162,763
Total debt                             161,948      162,286     162,763
Stockholders' equity                   357,092      350,316     355,948
Total capitalization                   519,040      512,602     518,711
Long-term debt/capitalization ratio        31%          32%         31%

At December 31, 2004, total debt was $161.9 million which is comparable to the $162.3 million reported at December 31, 2003.

The total amount of long-term debt outstanding includes a private placement of $138.5 million in senior notes. The notes mature in 2007, 2009 and 2011 at $35 million, $68.5 million, and $35 million, respectively.

On August 31, 2004, the Company replaced its $150 million unsecured revolving-credit agreement that was scheduled to expire on December 10, 2004, with a four-year $100 million unsecured revolving-credit agreement with four participating banks that expires on August 31, 2008. Under the new facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios. Total facility fees paid were $280,000 in 2004 and $266,000 in 2003 and 2002. There were no borrowings against either agreement at December 31, 2004 and 2003.

On November 2, 2004, the Company entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota. Under the agreement, the Company borrowed $500,000, of which $100,000 is forgivable upon meeting certain employment criteria at the Company's Brainerd, Minnesota facility by November 1, 2006. Interest is payable quarterly on the outstanding balance, less the forgivable portion, at a rate of 2% per annum, beginning January 1, 2005. The loan expires on November 1, 2011.
                                       -28-
The Company maintains a commercial paper placement agreement with one of its four major banks, which provides for the issuance of up to $50 million of unsecured debt obligations. The commercial paper placement agreement requires unused credit availability under the Company's $100 million revolving-credit agreement equal to the amount of outstanding commercial paper.

In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.
The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued by a bank.

On December 31, 2004, the Company had a total of $100 million available for borrowing under existing credit facilities.

The Company does not have material market risk associated with interest-rate risk, foreign currency exchange risk, or commodity-price risk. The Company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

In April 2000, the Company's Board of Directors authorized the repurchase of 2,571,000 shares of the Company's common stock. This authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of the Company's common stock. There were no repurchases in 2004, 2003 or 2002. Repurchases may be made from time to time in the open market or through privately negotiated transactions. At December 31, 2004, there were 2,638,674 shares available for purchase under the existing authorization. During 2004, 2003 and 2002, the Board of Directors declared cash dividends of $0.34 per share of common stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations and payments due by period subsequent to December 31, 2004:

                                                                  Payments Due by Period
(all dollar amounts in thousands)       Total       2005       2006       2007        2008      2009  Thereafter
Long-term debt                        $158,000     $     -   $   158   $35,065    $    66    $68,567    $54,144
Interest on debt                        56,558      10,898    10,863    10,023      8,243      6,374     10,157
Capital lease                              136         115        21         -          -          -          -
Operating leases                         9,412       1,947     1,644     1,528      1,523      1,511      1,259
Capital spending commitments            10,004      10,004         -         -          -          -          -
Purchase obligations                    53,198      25,507     3,764     3,328      3,328      3,047     14,224
Total                                 $287,308     $48,471   $16,450   $49,944    $13,160    $79,499    $79,784

For additional information on debt and interest obligations, please refer to "Note 3 - Debt" in the Notes to Consolidated Financial Statements. For additional information on capital and operating leases, please refer to "Note 4
- Lease Commitments" in the Notes to Consolidated Financial Statements. Commitments for capital spending and additional information with respect to the purchase obligations are described in "Note 9 - Commitments and Contingencies" in the Notes
                                       -29-
to Consolidated Financial Statements. The Company also has various employee benefit plan obligations that are described in "Note 5 - Pension and Other Post-retirement Benefit Plans."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. The Company conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars. On August 31, 1999, the Company issued notes in the amount of $138.5 million that remain outstanding at December 31, 2004 and 2003. The principal amounts, maturities, and interest rates on the notes are: (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%. The fair value of this fixed rate debt was $152.4 million at December 31, 2004, and $153.7 million at December 31, 2003. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company's results of operations or stockholders' equity.

The Company also has $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest. The fair value of these obligations approximated their carrying values at December 31, 2004 and 2003, and would not have been materially affected by a 10% hypothetical change in market interest rates.
                                       -30-
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wausau-Mosinee Paper Corporation and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

      * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

      * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued a report on our assessment of the Company's internal control over financial reporting. This report appears on page 32.
                                       -31-
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau-Mosinee Paper Corporation
Mosinee, WI

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Wausau-Mosinee Paper Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future
                                       -32-
periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2005
                                       -33-
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau-Mosinee Paper Corporation
Mosinee, WI

We have audited the accompanying consolidated balance sheets of Wausau-Mosinee Paper Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule included in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau-Mosinee Paper Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2005

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)                                           As of December 31,
                                                                             2004        2003
ASSETS
Current assets:
   Cash and cash equivalents                                                $  51,914 $   36,305
   Receivables, net                                                            95,731     81,300
   Refundable income taxes                                                         48      1,668
   Inventories                                                                126,932    115,835
   Deferred income taxes                                                        8,592     12,616
   Other current assets                                                         4,075      3,694
    Total current assets                                                      287,292    251,418
Property, plant, and equipment - net                                          551,160    565,722
Other assets                                                                   43,782     40,960
Total Assets                                                                 $882,234   $858,100

LIABILITIES
Current liabilities:
   Current maturities of long-term debt                                     $     115 $      112
   Accounts payable                                                            74,558     55,368
   Accrued and other liabilities                                               73,077     59,524
    Total current liabilities                                                 147,750    115,004

Long-term debt                                                                161,833    162,174
Deferred income taxes                                                         105,885    115,879
Post-retirement benefits                                                       57,303     54,197
Pension                                                                        30,996     40,829
Other noncurrent liabilities                                                   21,375     19,701
    Total liabilities                                                         525,142    507,784

Commitments and contingencies                                                       -          -

STOCKHOLDERS' EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)         -          -
Common stock, no par value (100,000,000 shares authorized;
   issued 60,122,812 shares in 2004 and 2003)                                 173,172    173,037
Retained earnings                                                             323,645    320,823
Unearned compensation                                                             (84)         -
Accumulated other comprehensive loss                                          (26,661)   (28,723)
Treasury stock, at cost (8,427,561 and 8,564,921 shares
   in 2004 and 2003, respectively)                                           (112,980)  (114,821)
    Total stockholders' equity                                                357,092    350,316
Total Liabilities and Stockholders' Equity                                   $882,234   $858,100

         See accompanying Notes to Consolidated Financial Statements.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in thousands,
except per share data)                            For The Year Ended December 31,
                                                   2004        2003        2002
Net sales                                     $1,040,717    $971,444   $948,698
Cost of sales                                    923,176     868,547    836,314
Gross profit                                     117,541     102,897    112,384

Selling and administrative                        75,817      67,619     64,962
Operating profit                                  41,724      35,278     47,422

Other income (expense):
   Interest expense                              (10,285)    (10,188)   (10,845)
   Interest income                                   666          65         25
   Other                                             273          25         16
Earnings before provision for income taxes        32,378      25,180     36,618
Provision for income taxes                        11,985       9,317     13,550

Net earnings                                     $20,393     $15,863    $23,068

Net earnings per share - basic                 $    0.39    $   0.31   $   0.45

Net earnings per share - diluted               $    0.39    $   0.31   $   0.45

Weighted average shares outstanding - basic       51,662      51,549     51,532

Weighted average shares outstanding - diluted     51,940      51,663     51,643

Dividends declared per common share            $    0.34    $   0.34   $   0.34

         See accompanying Notes to Consolidated Financial Statements.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Year Ended December 31,
(all dollar amounts in thousands)                               2004        2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                   $20,393     $15,863    $23,068
Provision for depreciation, depletion, and amortization         59,965      60,823     60,624
Provision (credit) for losses on accounts receivable               103        (261)       307
Loss on property, plant, and equipment disposals                 3,356       3,234        934
Compensation expense for stock option grants                       292          39         37
Deferred income taxes                                             (348)      7,154     16,108
Changes in operating assets and liabilities:
   Receivables                                                 (13,859)     (9,396)    (1,688)
   Inventories                                                 (11,001)      4,548      5,305
   Other assets                                                 (8,406)     (6,198)    (9,420)
   Accounts payable and other liabilities                       15,428     (18,934)   (10,211)
   Accrued and refundable income taxes                           4,814       6,233     (8,795)
Net cash provided by operating activities                       70,737      63,105     76,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (29,565)    (24,261)   (19,201)
Acquisitions                                                    (9,935)     (8,518)         -
Proceeds from property, plant, and equipment disposals              45          13        275
Net cash used in investing activities                          (39,455)    (32,766)   (18,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) under credit agreements                500           -    (28,775)
Payments under capital lease obligation                           (112)        (89)         -
Dividends paid                                                 (17,560)    (17,527)   (17,520)
Proceeds from stock option exercises                             1,499         199        325
Net cash used in financing activities                          (15,673)    (17,417)   (45,970)

Net increase in cash and cash equivalents                       15,609      12,922     11,373
Cash and cash equivalents at beginning of year                  36,305      23,383     12,010
Cash and cash equivalents at end of year                       $51,914     $36,305    $23,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid - net of amount capitalized                      $10,722     $10,647    $11,521
Income taxes paid                                               $9,019      $6,275     $7,124

         See accompanying Notes to Consolidated Financial Statements.

               WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Accumulated
                                                                           Other Com-                  Total
(all dollar amounts in                   Common   Retained      Unearned  prehensive    Treasury   Stockholders'
thousands)                               Stock    Earnings   Compensation Income(Loss)    Stock       Equity
Balances December 31, 2001            $173,114    $316,939    $     0      $(9,682)    $(115,516)    $364,855
  Comprehensive earnings, 2002:
   Net earnings                                     23,068                                             23,068
   Minimum pension liability
      (Net of $9,052 deferred tax)                                         (14,833)                   (14,833)
   Comprehensive earnings, 2002                                                                         8,235
  Cash dividends declared                          (17,522)                                           (17,522)
  Stock options exercised                  (88)                                              413          325
  Tax benefit related to stock options      18                                                             18
  Stock option compensation                 37                                                             37

Balances December 31, 2002             173,081     322,485          0      (24,515)     (115,103)     355,948
  Comprehensive earnings, 2003:
   Net earnings                                     15,863                                             15,863
   Minimum pension liability
      (Net of $2,470 deferred tax)                                          (4,208)                    (4,208)
   Comprehensive earnings, 2003                                                                        11,655
  Cash dividends declared                          (17,525)                                           (17,525)
  Stock options exercised                  (83)                                              282          199
  Stock option compensation                 39                                                             39

BALANCES DECEMBER 31, 2003             173,037     320,823          0      (28,723)     (114,821)     350,316
  COMPREHENSIVE EARNINGS, 2004:
   NET EARNINGS                                     20,393                                             20,393
   MINIMUM PENSION LIABILITY
      (NET OF $1,210 DEFERRED TAX)                                           2,062                      2,062
   COMPREHENSIVE EARNINGS, 2004                                                                        22,455
  CASH DIVIDENDS DECLARED                          (17,571)                                           (17,571)
  RESTRICTED STOCK GRANT                    20                    (87)                        67            0
  RECOGNITION OF RESTRICTED STOCK
     COMPENSATION EXPENSE                                           3                                       3
  STOCK OPTIONS EXERCISED                 (275)                                            1,774        1,499
  TAX BENEFIT RELATED TO STOCK OPTIONS     101                                                            101
  STOCK OPTION COMPENSATION                289                                                            289
BALANCES DECEMBER 31, 2004            $173,172    $323,645       $(84)    $(26,661)    $(112,980)    $357,092

         See accompanying Notes to Consolidated Financial Statements.
                                       -38-
WAUSAU-MOSINEE PAPER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Wausau-Mosinee Paper Corporation (the "Company") manufactures, converts, and sells paper and paper products within three principal segments: Specialty Products, Printing & Writing, and Towel & Tissue. The majority of the Company's products are sold within the United States and Canada.

Specialty Products produces a wide variety of technical specialty papers that include supercalendered backing papers for pressure-sensitive labeling applications, tape backing, and packaging materials for a broad range of food, medical, and industrial applications.

Printing & Writing manufactures, converts, and markets a broad line of premium printing and writing grades. In addition, the business segment includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.

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

CASH AND CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates market. At December 31, 2004, approximately $49.5 million of cash and cash equivalents were on deposit with one bank.

INVENTORIES

Pulpwood, finished paper products, and approximately 95% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Liquidations in individual LIFO
                                       -39-
inventory pools decreased cost of sales by $158,000 and $577,000 for the years ended December 31, 2004 and 2003, respectively.

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

The Company's policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million. Interest capitalized in 2004, 2003 and 2002 was not significant.

The Company assesses the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets, based on a discounted cash flow analysis. No impairment losses were recorded in 2004, 2003 or 2002.

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

INCOME TAXES

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense is the result of changes in the deferred tax asset and liability.
                                       -40-
STOCK-BASED COMPENSATION PLANS

As permitted under Statement of Financial Accounting Standard (SFAS) No. 123, the Company continues to measure compensation cost for stock-based compensation plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." See Note 7 for pro forma information on the impact of the fair-value method of accounting for stock-based compensation plans.

EARNINGS PER SHARE

The Company presents both basic and diluted net earnings per share (EPS) amounts. Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective year. The difference between basic and diluted EPS for the Company is solely attributable to stock compensation plans. See Note 7 for information on stock compensation plans. The Company uses the treasury-stock method to calculate the impact of outstanding stock options and restricted stock awards. Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.

For the years ended December 31, 2004, 2003 and 2002, options for 375,071, 801,715, and 734,694 shares, respectively, were excluded from the diluted EPS calculation for the Company's common stock because the options were antidilutive.

Basic and diluted earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)             2004       2003         2002
Net earnings                                             $  20,393   $  15,863    $  23,068
Basic weighted average common
   shares outstanding                                       51,662      51,549       51,532
Dilutive securities:
   Stock compensation plans                                    278         114          111
Diluted weighted average common
   shares outstanding                                       51,940      51,663       51,643
Net earnings per share - basic                               $0.39       $0.31        $0.45
Net earnings per share - diluted                             $0.39       $0.31        $0.45

REVENUE RECOGNITION

Revenue is recognized, net of estimated discounts, allowances and returns upon shipment of goods at which time title passes to the customer. Upon shipment, the customer is obligated to pay the Company and the Company has no remaining obligation. The Company grants credit to customers in the ordinary course of business.

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of sales in the Consolidated Statements of Operations.
                                       -41-
DERIVATIVES

In the past, the Company has used derivative instruments to mitigate its exposure to interest rate risk. The Company does not issue such instruments for trading purposes. At December 31, 2004 and 2003, there were no derivative instruments outstanding.

OTHER COMPREHENSIVE INCOME (LOSS)

For all periods presented, the accumulated other comprehensive income (loss) is comprised solely of additional minimum pension liability, net of tax of $15,658,000 and $16,868,000 at December 31, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development costs as incurred. Expenditures for product development were $1,858,000 in 2004, $2,155,000 in 2003, and $2,145,000 in 2002.

NEW ACCOUNTING PRONOUNCEMENT

In June 2004, the Financial Accounting Standards Board ("FASB") issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. As required, the Company adopted the provisions of the FSP on July 1, 2004. The impact of the adoption of the FSP resulted in a reduction in the accumulated post-retirement benefit obligation of $5.9 million, as reflected in the net actuarial gain, and a $0.5 million reduction in the net periodic benefit cost for the year ended December 31, 2004. See Note 5 for additional information on the Company's post-retirement health care plans.

FUTURE ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which will be effective for the Company on July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations based on the grant-date fair value of the award. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The Company is currently evaluating our share-based employee compensation programs, the potential impact of this statement on the consolidated financial position and results of operations, and the alternative adoption methods.

In November 2004, the FASB issued SFAS 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151, which is effective for the Company beginning January
                                       -42-
1, 2006, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2  SUPPLEMENTAL BALANCE SHEET INFORMATION

(all dollar amounts in thousands)                      2004        2003
Receivables
   Trade                                        $    95,787  $    82,142
   Other                                              1,778        1,086
                                                     97,565       83,228
   Less: allowances for doubtful accounts            (1,834)      (1,928)
                                                $    95,731  $    81,300
Inventories
   Raw materials                                $    38,247  $    27,282
   Work in process and finished goods                89,992       83,757
   Supplies                                          28,731       27,920
   Inventories at cost                              156,970      138,959
   LIFO reserve                                     (30,038)     (23,124)
                                                $   126,932  $   115,835
Property, plant, and equipment
   Buildings                                    $   138,919  $   137,604
   Machinery and equipment                        1,067,129    1,061,342
                                                  1,206,048    1,198,946
   Less: accumulated depreciation                  (685,916)    (652,990)
   Net depreciated value                            520,132      545,956
   Land                                               6,438        5,521
   Timber and timberlands, net of depletion           5,922        5,818
   Construction in progress                          18,668        8,427
                                                $   551,160  $   565,722
Accrued and other liabilities
   Payroll                                      $     9,322  $     6,802
   Vacation pay                                      12,548       12,237
   Employee retirement plans                          5,978        8,866
   Rebates                                           10,316        9,726
   Accrued income taxes                              10,244          320
   Other                                             24,669       21,573
                                                $    73,077  $    59,524

                                       -44-
NOTE 3  DEBT

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)                                 2004        2003
Senior notes with interest from 7.20% to 7.43%,
   due between August 31, 2007, and August 31, 2011            $138,500    $138,500
Industrial development bonds due July 1, 2023, with weighted
   average interest rate of 1.52% in 2004 and 1.34% in 2003      19,000      19,000
Note payable                                                        500           -
Capitalized leases (see Note 4)                                     136         249
Subtotal                                                        158,136     157,749
Premium on senior notes                                           3,812       4,537
Total debt                                                      161,948     162,286
Less: current maturities of long-term debt (see Note 4)            (115)       (112)
Total long-term debt                                           $161,833    $162,174

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

On August 31, 2004, the Company replaced its $150 million unsecured revolving-credit agreement that was scheduled to expire on December 10, 2004 with a four-year $100 million unsecured revolving-credit agreement with four participating banks that expires on August 31, 2008. Under the new facility, the Company may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group. The Company pays the banks a facility fee under this agreement based on quarterly debt/capitalization ratios. Total facility fees paid were $280,000 in 2004 and $266,000 in 2003 and 2002. There were no borrowings against either agreement at December 31, 2004 and 2003.

In addition to general business and reporting covenants customary in financing agreements of these types, the senior notes and revolving-credit facility require that the Company comply quarterly with a consolidated debt-to-capital ratio of less than 60% and 55%, respectively. Both agreements require an adjustable minimum net worth covenant ($326.5 million and $283.5 million at December 31, 2004 as defined by the senior note and revolving-credit facility, respectively). In addition, the revolving-credit facility includes an interest coverage ratio covenant of 3.5 times. As of December 31, 2004 and 2003, the Company was in compliance with all required covenants.
                                       -45-
The Company maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under the Company's revolving-credit agreement equal to the amount of outstanding commercial paper. There were no borrowings under this agreement at December 31, 2004 and 2003.

On November 2, 2004, the Company entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota. Under the agreement, the Company borrowed $500,000, of which $100,000 is forgivable upon meeting certain employment criteria at the Company's Brainerd, Minnesota facility by November 1, 2006. Interest is payable quarterly on the outstanding balance, less the forgivable portion, at a rate of 2% per annum, beginning January 1, 2005. Quarterly payments of principal and interest commence on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, the Company obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.
The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued by a bank.

The aggregate annual maturities of long-term debt, excluding capital leases (see Note 4), are as follows:

(all dollar amounts in thousands)   2005     2006    2007    2008       2009    THEREAFTER
Annual Maturities                    -       $158   $35,065  $66      $68,567    $54,144

NOTE 4  LEASE COMMITMENTS

The Company has various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment include the following amount for capitalized leases as of December 31:

(all dollar amounts in thousands)       2004        2003
Machinery and equipment                 $347        $347
Allowance for amortization              (110)        (41)
Net value                               $237        $306

Lease amortization is included in depreciation expense.
                                       -46-
Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004:

(all dollar amounts in thousands)     Capital      Operating
                                      Leases        Leases
2005                                   $115       $  1,947
2006                                     21          1,644
2007                                     -           1,528
2008                                     -           1,523
2009                                     -           1,511
Thereafter                               -           1,259
Total minimum payments                 $136       $  9,412

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)     2004        2003        2002
Rent expense                        $6,493       $7,934      $9,039

NOTE 5  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

The Company selected September 30, 2004 and 2003, as the measurement dates for plan assets and obligations in 2004 and 2003, respectively.
                                       -47-
The following schedules present changes in, and components of, the Company's net assets (liabilities) for retirement and other post-retirement benefits:

                                                                                  Other
                                                                             Post-retirement
                                                       Retirement Benefits       Benefits
(all dollar amounts in thousands)                         2004      2003       2004      2003
Change in benefit obligation:
  Benefit obligation at September 30, 2003 and 2002    $159,116   $141,011   $99,888    $82,498
  Service cost                                            6,899      5,517     2,275      2,015
  Interest cost                                           9,828      9,317     5,413      5,424
  Amendments                                              3,637      1,604    (9,368)         -
  Net actuarial loss (gain)                               1,641     10,805    (5,596)    16,269
  Participant contributions                                   -          -     1,595      1,446
  Benefits paid                                          (9,438)    (9,138)   (7,224)    (7,764)
  Benefit obligation September 30, 2004 and 2003       $171,683   $159,116   $86,983    $99,888
Change in plan assets:
  Fair value at September 30, 2003 and 2002            $100,639   $ 77,337         -    $     -
  Actual gain                                            14,046     11,637         -          -
  Company contributions                                  19,901     20,803     5,629      6,318
  Participant contributions                                   -          -     1,595      1,446
  Benefits paid                                          (9,438)    (9,138)   (7,224)    (7,764)
  Fair value at September 30, 2004 and 2003            $125,148   $100,639   $     -    $     -
Net amount recognized:
  Funded status                                        $(46,535)  $(58,477)  $(86,983) $(99,888)
  Unrecognized prior service cost (benefit)              16,694     15,132     (8,047)     (650)
  Unrecognized transition asset                               -        (50)         -         -
  Unrecognized net actuarial loss                        45,361     49,565     30,095    39,461
  Cash contribution subsequent to measurement date        3,266      2,989      1,932         -
  Accrued benefit cost at December 31                  $ 18,786   $  9,159   $(63,003) $(61,077)
Amounts recognized in the Balance Sheet consist of:
  Accrued benefit liability                            $(40,201)  $(51,478)  $(63,003) $(61,077)
  Intangible asset                                       16,668     15,046          -         -
  Accumulated other comprehensive income                 42,319     45,591          -         -
  Net amount recognized at December 31                 $ 18,786   $  9,159   $(63,003) $(61,077)

In 2004 and 2003, amendments to retirement benefit plans reflect union negotiated rate increases. In 2004, other post-retirement benefit plans were amended to reflect increased contributions by retirees for medical benefits.

The total accumulated benefit obligation for pension plans was $168.4 million and $155.1 million at December 31, 2004 and 2003, respectively, and exceeded the plan assets for all of the Company's defined benefit pension plans.
                                       -48-

                                              Pension Benefits
                                      Target      Percentage of Plan Assets
                                    Allocations      at Measurement Date
(all dollar amounts in thousands)                    2004         2003
Asset category
Equity securities                     70.0%         78.2%         74.5%
Debt securities                       30.0%         21.8%         25.5%
Total                                100.0%        100.0%        100.0%

The Company's Benefits Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments. The Benefits Committee is managing toward an asset allocation consisting of approximately 70% equity securities and 30% debt securities. An external investment manager is used to assist the Company in establishing its investment strategies and policies. The Company considers the historical and projected returns for each asset category and believes that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

Although the Company does not have a minimum funding requirement for defined benefit pension plans in 2005, it may elect to make contributions of up to $16.0 million directly to pension plans. The Company also expects to contribute $4.1 million directly to other post-retirement plans. Net benefit payments expected to be paid in each of the next five years and in the aggregate for the five years thereafter are:

                                     Pension Benefits    Other Post-retirement Benefits
2005                                   $  8,035                  $  4,115
2006                                   $  8,474                  $  4,078
2007                                   $  9,299                  $  4,205
2008                                   $ 10,214                  $  4,442
2009                                   $ 11,038                  $  4,657
2010-2014                              $ 65,282                  $ 27,728

The components of net periodic benefit costs recognized in the Consolidated Statements of Income and the weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

                                                    Pension Benefits    Other Post-retirement Benefits
(all dollar amounts in thousands)               2004     2003      2002    2004     2003     2002
Components of net periodic benefit cost:
  Service cost                                 $6,899   $5,517   $4,916   $2,275   $2,015   $1,779
  Interest cost                                 9,828    9,317    8,727    5,413    5,424    4,366
  Expected return on plan assets              (10,012)  (8,223)  (7,453)       -        -        -
  Amortization of:
   Prior service cost (benefit)                 2,075    1,939    1,864   (1,971)    (357)    (357)
   Transition (asset)                             (50)    (189)    (164)       -        -        -
   Actuarial (gain) loss                        1,677      749       64    1,635      899      (23)
  Settlement                                       30      248        -        -        -        -
  Net periodic benefit cost                   $10,447   $9,358   $7,954   $7,352   $7,981   $5,765

                                       -49-

                                                      Pension Benefits   Other Post-retirement Benefits
                                                     2004    2003  2002     2004    2003    2002
Weighted-average assumptions used to
  determine benefit obligations at December 31:
  Discount rate                                      5.75%  6.25%  6.75%    5.75%   6.25%  6.75%
  Rate of compensation increase                      4.25%  4.25%  4.25%     N/A     n/a    n/a
Weighted-average assumptions used to
  determine net periodic benefit cost for
  year ended December 31:
  Discount rate                                      6.25%  6.75%  7.25%     6.0%   6.75%  7.25%
  Expected return on plan assets                     8.50%  8.50%   9.0%     N/A     n/a    n/a
  Rate of compensation increase                      4.25%  4.25%   5.0%     N/A     n/a    n/a
Assumed health care cost trend rates at
  at December 31:
Health care cost trend rate assumed                   N/A    n/a    n/a      10%     10%    10%
Ultimate trend rate                                   N/A    n/a    n/a       5%      5%     5%
Year that the rate reaches the ultimate trend rate    N/A    n/a    n/a    2009    2008    2007

In accordance with the adoption of FSP 106-2 as described in Note 1, the Company remeasured its projected benefit obligation during 2004. As a result, the discount rate reflected for the net periodic benefit cost is a weighted-average rate for 2004.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2004, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

                                                              One percentage point
(all dollar amounts in thousands)                             Increase    Decrease
Effect on the post - retirement benefit obligation             $10,533    $(9,376)
Effect on the sum of the service and interest cost components    1,131       (983)

The Company also sponsors defined contribution pension plans, several of which provide for Company contributions based on a percentage of employee contributions. The cost of such plans totaled $2.7 million in 2004, $2.6 million in 2003, and $2.6 million in 2002.

The Company has deferred-compensation agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred-compensation agreements is not significant. At December 31, 2004 and 2003, the amounts accrued under the deferred-compensation agreements are included in other noncurrent liabilities on the Consolidated Balance Sheets.

NOTE 6  INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.
                                       -50-
The provision (benefit) for income taxes is comprised of the following:

(all dollar amounts in thousands)                 2004       2003        2002
Current tax expense (benefit):
Federal                                        $ 9,898       $  574   $(4,104)
State                                            2,435        1,589     1,546
Total current                                   12,333        2,163    (2,558)

Deferred tax expense (benefit):
Federal                                           (581)       6,447    15,718
State                                              233          707       390
Total deferred                                    (348)       7,154    16,108
Total provision for income taxes               $11,985       $9,317   $13,550

A reconciliation between taxes computed at the federal statutory rate and the Company's effective tax rate follows:

(all dollar amounts in thousands)                   2004            2003             2002
Federal statutory  tax rate                 $11,332    35.0%  $8,813   35.0%   $12,820   35.0%
State taxes (net of  federal tax benefits)    1,684     5.2    1,644    6.5      1,528    4.2
Export sales benefit                           (690)   (2.1)    (336)  (1.3)      (267)  (0.7)
Other                                          (341)   (1.1)    (804)  (3.2)      (531)  (1.5)

Effective tax rate                          $11,985    37.0%  $9,317   37.0%   $13,550   37.0%

At the end of 2004, $150.7 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2019. Because separate state tax returns are filed, the Company is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

(all dollar amounts in thousands)           2004        2003
Deferred tax assets:
  Accrued compensated absences              $  4,277   $   4,288
  Pensions                                     3,360       6,813
  Post - retirement benefits                  25,262      24,441
  State net operating loss carry forward      11,237       8,874
  Other                                       13,894      11,910
  Gross deferred tax asset                    58,030      56,326
  Less valuation allowance                    (8,369)     (5,562)
  Net deferred tax assets                     49,661      50,764
Deferred tax liabilities:
  Property, plant, and equipment            (137,601)   (141,621)
  Other                                       (9,353)    (12,406)
  Gross deferred tax liability              (146,954)   (154,027)
  Net deferred tax liability                $(97,293)  $(103,263)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)             2004       2003
Net deferred tax assets                      $8,592     $12,616
Net long - term deferred tax liabilities   (105,885)   (115,879)
Net deferred tax liability                 $(97,293)  $(103,263)

A valuation allowance has been recognized for the Company and two of its subsidiaries' state loss carry forward and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

NOTE 7  STOCK COMPENSATION PLANS

STOCK OPTIONS, RESTRICTED STOCK AWARDS AND PERFORMANCE UNITS

On April 22, 2004, the Company's shareholders approved an amendment and restatement of an existing stock option plan to permit the award of restricted shares of common stock and performance units in addition to stock options. The Plan was originally adopted by the shareholders of the Company on April 19, 2001. The Company also maintains various other employee stock option plans under which options are outstanding. The plans specify purchase price, time, and method of exercise. As of December 31, 2004, there were 1,525,749 shares of common stock authorized for future issuance.

Options are granted for terms up to 20 years. The option price is equal to the fair market value of the Company's common stock at the date of grant for incentive and non-qualified options. All
                                       -52-
fixed options must be held a minimum of six months before exercise, and performance-based options vest in relation to defined performance.

The following table summarizes the status of all outstanding stock options as of December 31, 2004, 2003, and 2002, and changes during those years:

                                                             2004                 2003                 2002
                                                            WEIGHTED            Weighted             Weighted
                                                            AVERAGE              Average              Average
                                                    2004    EXERCISE     2003   Exercise     2002    Exercise
                                                  SHARES     PRICE     Shares     Price     Shares     Price
Outstanding at January 1                        2,213,768   $11.88   2,464,768   $11.79   2,057,568   $13.84
Granted                                           553,108    17.12     140,000    12.29     705,000    11.38
Terminated/canceled                              (374,784)   12.09    (370,000)   11.57    (267,000)   11.43
Exercised                                        (132,360)   11.33     (21,000)    9.47     (30,800)   10.55
Outstanding at December 31                      2,259,732   $13.15   2,213,768   $11.87   2,464,768   $11.79
Exercisable at December 31                      1,686,624   $11.88   1,794,768   $11.90   1,733,768   $11.94
Fair value of options granted during the year       $5.45                $3.93                $3.46

The preceding table includes performance-based options that vest in relation to achieving defined performance criteria. The following table summarizes the status of outstanding performance-based stock options as of December 31, 2004, 2003, and 2002, and changes during those years:

                                          2004                2003              2002
                                        WEIGHTED            Weighted          Weighted
                                         AVERAGE            Average           Average
                                 2004   EXERCISE     2003   Exercise  2002   Exercise
                                SHARES    PRICE     Shares   Price   Shares    Price
Outstanding at January 1       417,000   $11.247    68,000   $11.30  315,000  $10.71
Granted                        378,108     17.40         0        0  675,000   11.39
Terminated/canceled           (324,000)    11.39  (345,000)   11.38 (222,000)  10.73
Exercised                      (15,000)    10.71    (6,000)   10.71        0       0
Outstanding at December 31     456,108    $16.26   417,000   $11.24  768,000  $11.30
Exercisable at December 31      78,000    $10.74    93,000   $10.73  102,000  $10.73

In accordance with APB No. 25, the Company recognizes expense to the extent the fair market value of the Company's stock exceeds the grant price of the options as certain performance criteria are met. As a result of not achieving certain operating profit levels for the years ended December 31, 2004 and 2003, no compensation expense was recorded. For the year ended December 31, 2002, $37,000 in compensation expense was recorded for vested options.

Additional information regarding all grants outstanding and exercisable at December 31, 2004, is as follows:

                                            Weighted Average
                                               Remaining      Weighted                Weighted
Range of                         Outstanding  Contractual      Average   Exercisable   Average
Exercise Prices                    Options    Life (years) Exercise Price  Options  Exercise Price
Fixed-option grants:
$  8.75 - $10.17                      857,913      15.07         $9.11     857,913      $9.11
$10.71 - $14.98                       382,800      16.36        $12.65     322,800     $12.55
$15.88 - $18.22                       502,161      14.14        $16.88     367,161     $16.75
$18.50 - $21.61                        60,750      11.27        $19.34      60,750     $19.34
                                    1,803,624                            1,608,624
Performance-based option grants:
$10.71 - $11.37                        78,000      17.00        $10.74      78,000     $10.74
$17.40                                378,108      20.00        $17.40           0         $0
                                      456,108                               78,000

On December 17, 2004, 5,000 shares of restricted stock were granted by the Company. In accordance with the plan, the 5,000 shares were valued at the fair value of the Company's stock on the date of grant and reflected in equity as a reduction in treasury stock outstanding. Compensation expense is recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet. Under the plan, shares of restricted stock have voting rights. Cash dividends on the restricted shares are deferred and held by the Company until satisfaction of the vesting requirements.

On December 19, 2003, the Company granted performance units that vested in relation to (1) achieving certain operating profit levels in 2004 and (2) completion of a service requirement. Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned will be paid out in shares of the Company's common stock. Prior to vesting, shares granted as performance units may not be voted. Prior to the measurement date, compensation cost is being recognized as expense over the service period to the extent the fair market value of the Company's stock exceeds the grant price of the performance units. At the measurement date, total compensation expense will be fixed and any unrecognized cost will be expensed over the remaining service period. For the year ended December 31, 2004, $289,000 was recognized as expense for performance units granted in 2003. On December 17, 2004, the Company granted 45,730 performance units that vest in relation to (1) achieving certain operating profit levels in 2005 and (2) completion of a service requirement. No compensation expense was recorded in 2004 with respect to this grant.

STOCK APPRECIATION RIGHTS

The Company maintains various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Company stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Additions or
                                       -54-
reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.

The following table summarizes the activity relating to the Company's stock appreciation rights plans:

                                                            2004       2003      2002
Outstanding at January 1 (number of shares)               289,472   307,805    307,805
Terminated                                                 (4,875)        -          -
Exercised                                                 (30,800)  (18,333)         -
Outstanding and exercisable at December 31
   (number of shares)                                     253,797   289,472    307,805
Price range of rights exercised                       $8.12-$9.33     $6.26        n/a
Price range of outstanding and exercisable rights:
  $4.06 - $9.58                                           243,797   274,597    292,930
  $17.16                                                   10,000    14,875     14,875

At December 31, 2004, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $4.06 and $9.58 was 4.8 years, and with an exercise price of $17.16 was 14 years.

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

The following table summarizes the activity relating to the Company's dividend equivalent plan:

                                                     2004      2003      2002
Outstanding at January 1 (number of shares)        174,114   174,114   174,114
Exercised                                          (19,364)        -         -
Outstanding and exercisable at December 31
   (number of shares)                              154,750   174,114   174,114

The provision (credit) for stock appreciation rights and dividend equivalents were as follows:

(all dollar amounts in thousands)                     2004      2003       2002
Stock appreciation rights                           $1,486    $1,024    $(183)
Dividend equivalents                                   227       169       46
Total                                               $1,713    $1,193    $(137)

                                       -55-
Pro forma net earnings and net earnings per share had the Company elected to adopt the "fair-value-based method" of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are as follows:

(all dollar amounts in thousands, except per share data)                2004     2003      2002
Net earnings:
  As reported                                                         $20,393  $15,863   $23,068
  Add: Total stock - based employee compensation expense (credit)
     under APB No. 25, net of related tax effects                       1,748    1,067      (110)
  Deduct: Total stock - based employee compensation expense
     determined under fair - value - based method for all awards,
     net of related tax effects                                        (2,034)  (1,242)     (137)
Pro forma                                                             $20,107  $15,688   $22,821
Net earnings per share - basic:
  As reported                                                           $0.39    $0.31     $0.45
  Pro forma                                                             $0.39    $0.30     $0.44
Net earnings per share - diluted:
  As reported                                                           $0.39    $0.31     $0.45
  Pro forma                                                             $0.39    $0.30     $0.44

The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                  2004        2003        2002
Risk - free interest rate                         3.71%       3.25%      4.38%
Expected life in years                               6           6           6
Price volatility                                 34.05%      38.97%     38.23%
Dividend yield                                    1.99%       2.78%      3.83%

NOTE 8  ACQUISITIONS

Effective March 3, 2003, the Company acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price was allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No additional liabilities or goodwill were recorded as a result of this acquisition. The pro forma disclosures under SFAS No. 141, "Business Combinations" have not been presented, as the impact of this acquisition does not materially impact the results of operations. The acquired assets are included in the Printing & Writing business segment.

On October 21, 2004, the Company acquired the assets of the Brainerd, Minnesota paper mill of the Missota Paper Company, LLC, for approximately $9.9 million. The purchase price was allocated using the fair values of the acquired property, plant, and equipment. The Company assumed no liabilities of the mill. No goodwill or other intangible assets resulted from the transaction. The acquired assets are included in the Printing & Writing business segment.
                                       -56-
NOTE 9  COMMITMENTS AND CONTINGENCIES

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

In 1986, the Wisconsin Department of Natural Resources (DNR) notified a subsidiary of the Company that it may be a potentially responsible party (PRP) for the Gorski land fill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's (EPA) National Priorities List. The environmental contamination consists of elevated concentrations of chlorinated volatile organic compounds documented in three private water supply wells located in proximity to the designated landfill. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, the Company entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies. The Company worked with the DNR on the development of the study and work plan which was initiated in early 2003. A report based upon the study was submitted to the DNR in 2004. The DNR has not provided a response to the study submission. The Company estimates that the costs of remediation of the entire site for all parties will be approximately $3 million, based on the remediation method the Company's consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different since no timetable or decision on the actual remediation work has yet been developed. The Company's share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs and the number and nature of the other potential responsible parties, the Company is of the opinion that such costs will not have a material adverse impact on the operations, financial condition, or liquidity of the
                                       -57-
Company. The Company is also pursuing insurance coverage of its remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance.

It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and the Company's past experience with these matters. The Company's accrued environmental liabilities, including all remediation and landfill closure costs, totaled $6.1 million and $5.9 million at December 31, 2004 and 2003, respectively. The provision for remediation and landfill costs was not significant for the years ended December 31, 2004, 2003, and 2002, respectively. The Company periodically reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. The Company believes that its share of the costs of cleanup for its current remediation site will not have a material adverse impact on its consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

OTHER COMMITMENTS

As of December 31, 2004, the Company was committed to spend approximately $10 million on capital projects, which were in various stages of completion.

The Company contracts for the supply and delivery of natural gas at some of its facilities. Under these contracts, the Company is committed to the transportation of a fixed volume of natural gas from the Company's natural gas suppliers to the Company's facilities. The Company is not required to buy or sell minimum gas volumes under the agreement but is required to pay a minimum transportation fee for the contracted period. Contracts expire at various times between 2005 and 2019. At December 31, 2004, the Company also has commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of fuel oil, natural gas, coal, and certain raw materials. These obligations expire in 2005.

NOTE 10     PREFERRED SHARE PURCHASE RIGHTS PLAN

The Company maintains a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock. Each right entitles its holder to purchase 1 one-thousandth of a share of Series A Junior

Participating Preferred Stock, at an exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment. The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an "Acquiring Person"). Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right. Upon the
                                       -58-
occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) common stock of the Company (or a successor Company) that has a market value of two times the exercise price of the right. Until exercisable, the rights will not be issued or traded in separate form from the common stock. After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, the Company may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment). At any time prior to any person or group becoming an Acquiring Person, the Company may redeem the rights at a price of $0.01 per right. The rights will expire on October 31, 2008.

NOTE 11 FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND ACCRUED LIABILITIES

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

LONG-TERM DEBT

The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2004 and 2003, the fair value of the long-term debt exceeded the carrying value by approximately $13.9 million and $15.2 million, respectively.

INTEREST RATE AGREEMENT

Interest-rate swaps designated in fair value hedge relationships have been used by the Company in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates. Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates. During 2001, the interest rate agreements were terminated. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments. Debt premium amortization reduced interest expense by approximately $0.7 million for the years ended December 31, 2004, 2003, and 2002.
                                       -59-
NOTE 12 SEGMENT DATA

FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS

The Company's operations are classified into three principal reportable segments: Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

PRODUCTS FROM WHICH REVENUE IS DERIVED

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota. Printing & Writing also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products, and a converting facility that converts printing and writing grades. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. Towel & Tissue operates a paper mill in Middletown, Ohio and a converting facility in Harrodsburg, Kentucky.

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

RECONCILIATIONS

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)                 2004        2003       2002
Net sales external customers:
  Specialty Products                         $  410,206    $362,935  $348,990
  Printing & Writing                            404,859     395,836   391,240
  Towel & Tissue                                225,652     212,673   208,468
                                             $1,040,717    $971,444  $948,698
Operating profit:
  Specialty Products                         $   18,434    $  6,586  $ (1,811)
  Printing & Writing                             10,038      12,880    31,600
  Towel & Tissue                                 29,148      28,691    27,411
  Corporate and eliminations                    (15,896)    (12,879)   (9,778)
                                             $   41,724    $ 35,278  $ 47,422

Segment assets:
  Specialty Products                         $  324,408    $334,079
  Printing & Writing                            299,694     283,711
  Towel & Tissue                                171,080     165,199
  Corporate and unallocated                      87,052      75,111
                                             $  882,234    $858,100

                                       -61-

OTHER SIGNIFICANT ITEMS

                                                    Depreciation,  Expenditures
(all dollar amounts in thousands)                  Depletion, andfor Long - Lived
                                                    Amortization      Assets
2004
SPECIALTY PRODUCTS                                     $23,917     $  7,265
PRINTING & WRITING                                      16,682       14,141
TOWEL & TISSUE                                          18,177        7,128
CORPORATE AND UNALLOCATED                                1,189        1,031
                                                       $59,965      $29,565
2003
Specialty Products                                     $24,613     $  5,025
Printing & Writing                                      17,211       10,743
Towel & Tissue                                          18,218        7,574
Corporate and unallocated                                  781          919
                                                       $60,823      $24,261
2002
Specialty Products                                     $25,084     $  3,551
Printing & Writing                                      16,545        8,751
Towel & Tissue                                          18,077        5,897
Corporate and unallocated                                  918        1,002
                                                       $60,624      $19,201

COMPANY GEOGRAPHIC DATA

The Company has no long-lived assets outside the United States. Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)                2004        2003        2002
United States                                  $954,684    $895,776   $884,213
All foreign countries                            86,033      75,668     64,485
                                             $1,040,717    $971,444   $948,698

                                       -62-

QUARTERLY FINANCIAL DATA (UNAUDITED)

(all dollar amounts in thousands,             First    Second      Third      Fourth
except per share data)                       Quarter   Quarter*    Quarter    Quarter     Annual
2004
NET SALES                                   $251,815   $264,109   $262,428   $262,365  $1,040,717
GROSS PROFIT                                  26,698     28,136     32,445     30,262     117,541
OPERATING PROFIT                               7,814      8,382     15,287     10,241      41,724
NET EARNINGS                                   3,452      3,737      8,108      5,096      20,393
NET EARNINGS PER SHARE BASIC AND DILUTED       $0.07      $0.07      $0.16      $0.10       $0.39

2003
Net sales                                   $239,826   $242,833   $249,529   $239,256    $971,444
Gross profit                                  20,879     25,096     28,439     28,483     102,897
Operating profit                               4,635      7,677     12,013     10,953      35,278
Net earnings                                   1,335      3,228      5,981      5,319      15,863
Net earnings per share basic and  diluted      $0.03      $0.06      $0.12      $0.10       $0.31

2002
Net sales                                   $225,928   $237,820   $251,149   $233,801    $948,698
Gross profit                                  25,328     28,471     28,146     30,439     112,384
Operating profit                               8,256     11,768     14,680     12,718      47,422
Net earnings                                   3,428      5,696      7,577      6,367      23,068
Net earnings per share basic and diluted       $0.07      $0.11      $0.15      $0.12       $0.45

* In 2003, includes after-tax income of $2.6 million ($4.2 million pretax) or $0.05 per share related to the settlement of a patent litigation case.

MARKET PRICES FOR COMMON SHARES (UNAUDITED)

                     2004                     2003                     2002
                            CASH                     Cash                      Cash
                          DIVIDENDS                Dividends                 Dividends
            PRICE   PRICE  PAID PER   Price  Price  Paid Per   Price   Price  Paid Per
Quarter     HIGH     LOW     SHARE    High    Low     Share     High    Low     Share
1st        $14.11  $12.20   $0.085   $12.08  $9.30   $0.085   $12.97  $10.50   $0.085
2nd         17.44   13.19    0.085    12.23  10.20    0.085    14.00   11.20    0.085
3rd         17.40   14.54    0.085    13.40  11.03    0.085    12.09    9.00    0.085
4th         19.12   15.15    0.085    13.85  11.75    0.085    11.81    8.14    0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.
                                       -63-
Schedule II - Valuation and Qualifying Accounts

                                    Allowance for
                                   Doubtful Accounts

Balance December 31, 2001             $ 4,651
   Charges to cost and expense            342
   Deductions                          (2,617)

Balance December 31, 2002               2,376
   Charges to cost and expense           (276)
   Deductions                          (  172)

Balance December 31, 2003                1,928
   Charges to cost and expense              92
   Deductions                            (186)
Balance December 31, 2004              $ 1,834

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on the Company's internal control over financial reporting and material changes in such internal control, and the attestation report of the Company's independent registered public accounting firm on management's assessment of the Company's internal control are set forth in Item 8, pages 31 and 32. There have been no changes in the Company's internal control over financial reporting or in other factors which could materially affect such internal control subsequent to the date the Company carried out its evaluation.

ITEM 9B.  OTHER INFORMATION

Not applicable.
                                       -64-
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to directors of the Company is incorporated into this Form 10-K by this reference to the disclosure in the Company's proxy statement relating to the 2005 annual meeting of shareholders (the "2005 Proxy Statement") under the subcaption "Proposal No. 1 - Election of Directors - Election of Directors."

Information relating to the executive officers of the Company is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers which covers the Company's Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit. Each of these codes is available at "About Wausau Paper - Corporate Governance" on the Company's website (www.wausaupaper.com). Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption. In the event the Company amends or waives any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, the Company intends to disclose such amendment or waiver at the website address where the code may also be found.

CORPORATE GOVERNANCE GUIDELINES AND COMMITTEE CHARTERS

The Company has adopted Corporate Governance guidelines and charters for its Audit, Compensation, and Corporate Governance Committees. These guidelines and charters are available at "About Wausau Paper - Corporate Governance" on the Company's website (www.wausaupaper.com). Shareholders may also request a free copy of these documents by writing to:

                              Corporate Secretary
                              Wausau Paper
                              100 Paper Place
                              Mosinee, WI 54455-9099
                                       -65-
AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies. Mr. Freels (Chairman), Mr. Alexander, Mr. Baur, and Mr. Kuester serve on the Audit Committee.

FINANCIAL EXPERT

The Board of Directors has determined that Gary W. Freels is an audit committee financial expert. Mr. Freels is an independent director under NYSE listing standards. Mr. Freels has 25 years of experience in commercial banking and, for the last 9 years, has managed the investment portfolios of the private foundation he serves as chief executive officer. He has also served on the Audit Committee of the Company since 1996, and as its chairman since April, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Proposal No. 1 - Election of Directors - Compensation of Directors."

EXECUTIVE OFFICER COMPENSATION

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the disclosure in the 2005 Proxy Statement beginning under the caption "Executive Compensation," through the
disclosure ending under the subcaption,      "- Retirement Benefits," and (2)
the disclosure in the 2005 Proxy Statement under the subcaption "- Report of the Compensation Committee - Committee Interlocks and Insider Participation."
                                       -66-
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to Wausau-Mosinee Paper Corporation to be the beneficial owner of more than 5% of its voting stock, and
(2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Stock Ownership" in the Proxy Statement.

The following table provides information with respect to compensation plans under which the Company's common stock is authorized for future issuance:

Plan category         Number of securities to be     Weighted-average exercise     Number of securities
                      issued upon exercise of        price of outstanding          remainingavailable for
                      outstanding options,           options, warrants and         future issuanceunder
                      warrants and rights (1)(2)     rights (1) (2) (3)            equitycompensation plans
                                                                                   (excluding securities
                                                                                   reflected in column(a))(1)(2)
                                     (a)                     (b)                            (c)
Equity compensation plans
approved by security
holders                          2,170,525                 $12.26                           1,525,749

Equity compensation plans
not approved by security
holders                                  0                    N/A                                   0

Total                            2,170,525                 $12.26                           1,525,749

   (1) Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Emplyee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan.
   (2) Table excludes options with respect to 165,200 shares granted under stock option plans of Mosinee Paper Corporation as of December 17, 1997 (the date of the merger between Wausau Paper Mills Company and Mosinee Paper Corporation) at a weighted-average exercise price of $11.96. No additional options will be granted from the stock-option plans of Mosinee Paper Corporation.
   (3) The exercise price calculation is based only on outstanding options to purchase 2,094,532 shares. Shares issuable pursuant to performance units have no exercise price.

BENEFICIAL OWNERSHIP

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement beginning under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers, and 5% Shareholders" and ending at the subcaption "- Section 16(a) Beneficial Ownership Reporting Compliance."
                                       -67-
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Proposal No. 1
- Election of Directors - Determination of Independence of Directors."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of the Company's principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2005 Proxy Statement under the subcaption "Report of the Audit Committee and Related Matters - Independent Auditor and Fees," and "Audit Committee Pre-Approval Policies."
                                       -68-
                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report

(1) The following consolidated financial statements of the Company and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

      (i)   Consolidated Balance Sheets as of December 31, 2004 and 2003
      (ii) Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
      (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
      (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002
      (v)   Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

      The following financial statement schedule is filed as part of this report:

      (i) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002 (page 64)

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

      4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 (a) to Amendment No. 1 to the Company's Registration Statement on Form 8-A, filed on December 19, 2000)
      4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A, filed on October 29, 1998)
      4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
      4.5 Credit Agreement dated August 31, 2004 among the Company and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris Trust and Savings Bank, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)
      4.6 $12,500,000.00 364-day Credit Facility Between the Company and Marshall & Ilsley Bank Dated March 8, 2002 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
      10.1 Supplemental Retirement Plan, as last amended October 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001)*
      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.4 Deferred Compensation Agreement dated July 1, 1994, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
            1998)*
      10.9  Directors Retirement Benefit Policy, as amended December 12, 2002*
      10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
                                       -70-
      10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 15, 1991, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*
      10.14 2003 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
      10.15 2004 Incentive Compensation Plan for Executive Officers*
      10.16 2000 Stock Incentive Plan (incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)*
      10.17 Executive Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003)*
      10.18 2005 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 17, 2004)*
      10.19 2005 Directors Deferred Compensation Plan
      10.20 2005 Executive Deferred Compensation Plan
      10.21 Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 17, 2004)*
      10.22 Standard Form of Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*
      10.23 Standard Form of Non-Qualified Performance Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*
      10.24 Standard Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the quarterly period ended September 30, 2004)*
      10.25 Standard Form of Non-Qualified Stock Option Agreement for Directors
            (incorporated by reference to Exhibit 10.4 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*
      21.1  Subsidiaries of the Company
      23.1  Consent of Deloitte & Touche LLP
      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      32.1 Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002

      * Executive compensation plans or arrangements. All plans are sponsored or maintained by the Company unless otherwise noted.

(b)   Exhibits

      See Item 15(a)(3).

(c)   Financial Schedules

      See Item 15(a)(2).
                                       -72-
                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER
                                    CORPORATION


March 15, 2005                      SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                       Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                      Principal Financial and Accounting
                                      Officer)
                                       -73-
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 15, 2005



THOMAS J. HOWATT                           SAN W. ORR, JR.
Thomas J. Howatt                           San W. Orr, Jr.
President and Chief Executive Officer      Chairman of the Board
(Principal Executive Officer)


WALTER ALEXANDER                           ANDREW N. BAUR
Walter Alexander                           Andrew N. Baur
Director                                   Director



GARY W. FREELS                             DENNIS J. KUESTER
Gary W. Freels                             Dennis J. Kuester
Director                                   Director

DAVID B. SMITH, JR.
David B. Smith, Jr.
Director
                                       -74-
                                EXHIBIT INDEX*
                                      TO
                                   FORM 10-K
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))


Exhibit 10.9   Directors Retirement Benefit Policy, as amended December 12,
               2002

Exhibit 10.19  2005 Directors Deferred Compensation Plan

Exhibit 10.20  2005 Executive Deferred Compensation Plan

Exhibit 21.1   Subsidiaries of the Company

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