Form 10-Q
period 2005-03-31
WAUSAU MOSINEE PAPER CORP
filed 2005-05-10
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2005

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

The number of common shares outstanding at April 29, 2005 was 51,695,251.

                       WAUSAU-MOSINEE PAPER CORPORATION

                               AND SUBSIDIARIES

                                     INDEX
                                                                     PAGE NO.
PART I.                      FINANCIAL INFORMATION

         Item 1.                Financial Statements
                                Condensed Consolidated Statements of
                                Operations, Three Months Ended
                                March 31, 2005 (unaudited) and
                                March 31, 2004 (unaudited)                  1

                                Condensed Consolidated Balance
                                Sheets, March 31, 2005 (unaudited)
                                and December 31, 2004 (derived from
                                audited financial statements)               2

                                Condensed Consolidated Statements
                                of Cash Flows, Three Months Ended
                                March 31, 2005 (unaudited) and
                                March 31, 2004 (unaudited)                  3

                                Notes to Condensed Consolidated
                                Financial Statements (unaudited)          3-8

         Item 2.                Management's Discussion and
                                Analysis of Financial Condition
                                and Results of Operations                9-14

         Item 3.                Quantitative and Qualitative Disclosures
                                About Market Risk                          15

         Item 4.                Controls and Procedures                    15

PART II.    OTHER INFORMATION

         Item 6.                Exhibits                                   16

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
(all amounts in thousands, except per share data)       2005          2004
NET SALES                                           $ 267,741     $ 251,815

Cost of products sold                                 244,606       225,117

GROSS PROFIT                                           23,135        26,698

Selling and administrative expenses                    17,527        18,884

OPERATING PROFIT                                        5,608         7,814

Interest expense                                       (2,650)       (2,527)

Other income (expense), net                               115           194

EARNINGS BEFORE INCOME TAXES                            3,073         5,481

Provision for income taxes                              1,137         2,029

NET EARNINGS                                       $    1,936     $   3,452

NET EARNINGS PER SHARE - BASIC                     $     0.04     $    0.07

NET EARNINGS PER SHARE - DILUTED                   $     0.04     $    0.07

Weighted average shares outstanding-basic              51,690        51,617

Weighted average shares outstanding-diluted            51,991        51,805

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


(all dollar amounts in thousands)                    MARCH 31,   December 31,
                                                       2005         2004
ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                       $   21,741  $   51,914
   Receivables, net                                   106,332      95,731
   Inventories                                        136,166     126,932
   Deferred income taxes                               12,453       8,592
   Other current assets                                 3,884       4,123
      Total current assets                            280,576     287,292

Property, plant and equipment, net                    544,519     551,160
Other assets                                           44,336      43,782

TOTAL ASSETS                                       $  869,431  $  882,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt            $      108  $      115
   Accounts payable                                    73,843      74,558
   Accrued and other liabilities                       53,482      73,077
      Total current liabilities                       127,433     147,750

Long-term debt                                        161,630     161,833
Deferred income taxes                                 109,568     105,885
Postretirement benefits                                58,806      57,303
Pension                                                30,865      30,996
Other noncurrent liabilities                           22,083      21,375
      Total liabilities                               510,385     525,142
Stockholders' equity                                  359,046     357,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  869,431  $  882,234

See Notes to Condensed Consolidated Financial Statements.

Wausau-Mosinee Paper Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
(all dollar amounts in thousands)                         2005         2004
Net cash (used in) provided by operating activities  ($ 17,118)    $ 14,031

Cash flows from investing activities:
     Capital expenditures                               (8,633)      (3,937)

Cash flows from financing activities:
     Payment under capital lease obligation                (28)         (28)
     Dividends paid                                     (4,394)      (4,382)
     Proceeds from stock option exercises                    0        1,087
Cash used in financing activities                       (4,422)      (3,323)

Net (decrease) increase in cash and cash equivalents   (30,173)       6,771
Cash and cash equivalents, beginning of period          51,914       36,305

Cash and cash equivalents, end of period              $ 21,741     $ 43,076

Interest paid-net of amount capitalized               $  5,268     $  5,198
Income taxes paid                                     $  6,578     $    654

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The condensed consolidated financial statements include the results of Wausau-Mosinee Paper Corporation and our consolidated subsidiaries.
        All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2004, for the Company's accounting policies and other disclosures, which are pertinent to these statements.

Note 2. Basic and diluted earnings per share are reconciled as follows:

       (all amounts in thousands, except per share data)         Three Months
                                                                Ended March 31,
                                                               2005        2004
       Net earnings                                        $  1,936     $  3,452

       Basic weighted average common shares outstanding      51,690       51,617
       Dilutive securities:
          Stock compensation plans                              301          187
       Diluted weighted average common shares outstanding    51,991       51,805

       Net earnings per share-basic                       $    0.04     $   0.07
       Net earnings per share-diluted                     $    0.04     $   0.07

       For the three months ended March 31, 2005, options for 567,911 shares were excluded from the diluted EPS calculation because the options were antidilutive. For the three months ended March 31, 2004, options for 465,368 shares were excluded from the diluted EPS calculation because the options were antidilutive.

Note 3. Net earnings include provisions, or credits, for stock incentive plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all grants under such plans had been exercised on that day. For the three months ended March 31, 2005, the credit for incentive plans on a pretax basis was $1.9 million. For the three months ended March 31, 2004, the provision for incentive plans on a pretax basis was $0.2 million.

       As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."

       Pro forma net earnings and earnings per share had the Company elected to adopt the "fair-value based method" of SFAS No. 123 are as follows:

      (all dollar amounts in thousands, except per share amounts)   Three Months
                                                                   Ended March 31,
                                                                 2005        2004
      Net earnings:
      As reported                                              $1,936      $3,452
      Add:   Total stock-based employee compensation
             expense (credit) under APB No. 25, net of
             related tax effects                               (1,196)         96
      Deduct:Total stock-based compensation (expense)
             credit determined under fair-value based method
             for all awards, net of related tax effects         1,050        (140)
      Pro forma                                                $1,790      $3,408

      Net earnings per share - basic:
         As reported                                            $0.04       $0.07
         Pro forma                                              $0.03       $0.07
      Net earnings per share - diluted:
         As reported                                            $0.04       $0.07
         Pro forma                                              $0.03       $0.07

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
       2004), "Share-Based Payment" ("SFAS 123R"), which was to be effective for the Company on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a rule that defers the effective date of 123R. As a result, the effective date for the Company is now January 1, 2006.

Note 4. Accounts receivable consisted of the following:

       (all dollar amounts in thousands)          MARCH 31,  December 31,
                                                    2005         2004
       Trade                                      $106,215    $ 95,787
       Other                                         2,178       1,778
                                                   108,393      97,565
       Less: allowances for doubtful accounts       (2,061)     (1,834)
                                                  $106,332    $ 95,731

Note 5. The various components of inventories were as follows:

       (all dollar amounts in thousands)           MARCH 31,  December 31,
                                                     2005        2004
       Raw materials                              $ 40,457   $  38,247
       Work in process and finished goods           96,984      89,992
       Supplies                                     29,987      28,731
       Inventories at cost                         167,428     156,970
       Less:  LIFO reserve                         (31,262)    (30,038)
                                                  $136,166   $ 126,932

Note 6. The accumulated depreciation on fixed assets was $698.7 million as of March 31, 2005, and $685.9 million as of December 31, 2004. The provision for depreciation, amortization and depletion for the three months ended March 31, 2005 and March 31, 2004 was $15.3 million and $15.0 million, respectively.

Note 7. The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 are as follows:

                                                                          Other
                                                                     Post-retirement
                                                 Pension Benefits        Benefits
                                                  2005      2004      2005     2004
       Service cost                             $1,810    $1,720    $  629   $  671
       Interest cost                             2,396     2,423     1,185    1,541
       Expected return on plan assets           (2,708)   (2,501)        0        0
       Amortization of:
         Prior service cost                        549       487      (764)     (87)
         Actuarial loss                            466       419       338      447
         Transition (asset)                          0       (14)        0        0
         Settlement                                305         0         0        0
       Net periodic benefit cost                $2,818    $2,534    $1,388   $2,572

       The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that although it does not have a minimum funding requirement for defined benefit pension plans in 2005, it may elect to make contributions of up to $16.0 million to pension plans. As of March 31, 2005, the Company has made payments of $2.2 million to its pension plans. In addition, as previously reported, the Company expects to contribute $4.1 million directly to post-retirement plans. As of March 31, 2005, the Company has contributed $0.9 million to its post-retirement plans.
                                       6
Note 8. Interim Segment Information

       The Company has reclassified certain prior-year interim segment information to conform to the 2005 presentation. The reclassification is the result of a change in the management of two converting facilities from the Printing & Writing segment to the Specialty Products segment.

      FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
      The Company's operations are classified into three principal reportable segments: Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

      PRODUCTS FROM WHICH REVENUE IS DERIVED
      Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products. Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota. Printing & Writing also includes a converting facility which converts printing and writing grades. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.
                                       7
       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                            Three Months
                                                           Ended March 31,
       (all dollar amounts in thousands)                 2005         2004
       Net sales external customers:
         Specialty Products                           $118,364    $114,137
         Printing & Writing                             92,604      86,895
         Towel & Tissue                                 56,773      50,783
                                                      $267,741    $251,815
       Operating profit (loss):
         Specialty Products                           $  3,940    $  4,983
         Printing & Writing                            (4,569)       1,019
         Towel & Tissue                                  7,884       5,301
         Corporate & eliminations                      (1,647)      (3,489)
                                                      $  5,608    $  7,814

                                                      MARCH 31,  December 31,
                                                        2005         2004
         Specialty Products                           $344,857     $342,724
         Printing & Writing                            292,290      281,378
         Towel & Tissue                                172,023      171,080
         Corporate & Unallocated*                       60,261       87,052
                                                      $869,431     $882,234

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the first quarter of 2005 were $1.9 million or $0.04 per share compared to prior-year net earnings of $3.5 million or $0.07 per share. Net earnings for the first three months of 2005 included after-tax losses of $3.2 million, or $0.06 per share, related to the operation of the Printing & Writing segment's mill in Brainerd, Minnesota, which was acquired in October 2004.
Also unfavorably impacting the current quarter were significant energy, freight, fiber and other raw material cost increases. Despite business conditions that have softened from late 2004, first quarter 2005 net sales increased over the same period of 2004 in all three of the Company's business segments. Effective with the first quarter of 2005, the Specialty Products business segment includes the results from two of the Company's converting facilities, which were previously included in the Printing & Writing business segment. As a result, the Company has reclassified certain prior-year interim segment information to conform to the 2005 presentation.

OPERATIONS REVIEW

Net Sales
                                                 Three Months Ended March 31,
(all dollar amounts in thousands)                    2005           2004
Net sales                                         $267,741       $251,815
Percent increase                                         6%             5%

Consolidated net sales of $267.7 million for the three months ended March 31, 2005 improved 6% over consolidated net sales of $251.8 million for the three months ended March 31, 2004. Shipments increased approximately 3% quarter-over-quarter with 221,235 tons shipped during the first quarter of 2005 and 215,248 tons shipped during the first quarter of 2004. During the same comparative periods, average net selling price improved nearly 4%, or approximately $9 million with actual product selling price increases offsetting a slight decline in product mix.

Specialty Products' net sales for the first quarter of 2005 were $118.4 million, an increase of 4% over net sales of $114.1 million reported during the same period in 2004. The increase in net sales was driven by an average net selling price increase of nearly 6% or approximately $6 million, with actual selling price increases generating three-quarters of the improvement.
Partially offsetting the improvement in average selling price was a 2% reduction in volume of products shipped. In the first three months of 2005, the business segment shipped 104,788 tons compared to 106,635 tons in the first quarter of 2004. The decline is due primarily to reduced current year volumes of laminated roll wrap product.

For the three months ended March 31, 2005, Printing & Writing recorded net sales of $92.6 million, an increase of 7% over reported net sales in the first three months of 2004 of $86.9 million. The current quarter improvement in net sales was due to a 10% increase in volume as 80,160 tons were shipped during the first quarter of 2005 compared to 73,190 tons during the first quarter of 2004. The improvement in shipment tons quarter-over-quarter was somewhat offset by a decline in average net selling price of approximately 3%. The decrease in average net selling price is principally due to the commodity-oriented product mix produced and shipped from the Brainerd mill. Actual product selling prices increased less than 2% as compared with last year as inconsistent demand for uncoated freesheet papers has made it difficult to increase selling prices.

Towel & Tissue reported net sales of $56.8 million for the three-month period ended March 31, 2005, an increase of 12% from net sales of $50.8 million reported in the same three-month period of 2004. Shipments of higher-margin value added products increased 6% in the current quarter as total shipments increased 2% to 36,287 tons from 35,423 tons during the same period last year. Average net selling price increased 10%, or more than $5 million, in the first quarter of 2005 over the first quarter of 2004 with modest mix improvement adding to the more significant pricing gains experienced in this business segment.

Gross Profit
                                                  Three Months Ended March 31,
(all dollar amounts in thousands)                      2005         2004
Gross profit on sales                                $23,135      $26,698
Gross profit margin                                       9%          11%

Gross profit for the three months ended March 31, 2005, was $23.1 million compared to $26.7 million for the three months ended March 31, 2004. Gross profit margins decreased compared to those reported in the same period last year as increases in energy, fiber-related costs and losses at Printing & Writing's newly acquired Brainerd mill more than offset improvements in average net selling price. In total, natural gas prices increased approximately 20% resulting in an additional cost of $2.0 million in the first quarter of 2005 compared to the first quarter of 2004 while electricity costs increased $1.1 million in the same comparative period. In addition, market pulp prices increased $46 per air-dried metric ton, or approximately $5.2 million, pulpwood prices were more than 17% higher, or $1.3 million, linerboard increased $1.3 million, or approximately 24 %, and purchased towel and tissue parent roll prices increased nearly 9%, or $1.0 million. Brainerd mill results unfavorably impacted gross profit margin by 2 percentage points in the first quarter of 2005.

The list price of northern bleached softwood kraft increased $30 per air-dried metric ton during the first quarter of 2005 after a $30 per air-dried metric ton increase late in the fourth quarter of 2004. During this period, the list price of most other market pulps have moved higher by comparable amounts. Some market pulp producers of northern bleached softwood kraft have recently announced a $30 per air-dried metric ton price decrease effective May 1, 2005.

The Specialty Products' average selling price increase, improved operations and cost-reduction efforts were more than offset by the unfavorable impacts of energy, market pulp and linerboard to report quarter-over quarter gross profit margins of 8% in the first quarter of 2005 compared to 10% in the first quarter of 2004.

Printing & Writing's gross profit margin for the first quarter of 2005 was 2% of net sales compared to 8% of net sales for the first quarter of 2004. In addition to the unfavorable impacts of energy and market pulp prices described in the consolidated comparison, the Printing & Writing business segment absorbed operational losses of $5.1 million incurred at the Brainerd mill which was acquired in October 2004. Difficulties in ramping-up production at the mill resulted in higher than expected losses during Brainerd's first full quarter of operation. These difficulties unfavorably impacted both manufacturing throughput and the ability to produce a profitable mix of products.

The gross profit margin for Towel & Tissue was 21% in the first quarter of 2005 compared to 19% in the first quarter of 2004. Increased average selling price and improved operations more than offset unfavorable purchased towel and tissue parent roll and energy prices to drive the improvement in gross margin on a quarter-over-quarter basis.

Consolidated order backlogs decreased to approximately 38,700 tons at March 31, 2005, from approximately 44,400 tons at March 31, 2004. Backlog tons at March 31, 2005 represent $46.9 million in sales compared to $51.2 million in sales at March 31, 2004. Improvements in customer backlog were evident in Printing & Writing, while Specialty Products' customer backlogs declined and Towel & Tissue's backlogs remained flat quarter-over-quarter. Specialty Products' backlog tons declined from 34,400 tons as of March 31, 2004, to 24,000 tons at March 31, 2005. Printing & Writing backlog tons improved to 11,800 tons at the end of the first quarter of 2005 compared to 7,100 tons at the end of the first quarter of 2004. Towel & Tissue experienced similar backlogs with 2,900 tons reported at the end of the first quarter of 2005 and 2004, respectively. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                                    Three Months Ended March 31,
(all dollar amounts in thousands)                       2005         2004
Selling and administrative expense                    $17,527      $18,884
Percent increase/(decrease)                                (7%)         16%
As a percent of net sales                                   7%           7%

Selling and administrative expenses in the first quarter of 2005 were $17.5 million compared to $18.9 million in the same period of 2004. Incentive compensation programs based on the market price of the Company's stock resulted in a credit of $1.9 million for the three months ended March 31, 2005 compared to a provision of $0.2 million for the three months ended March 31, 2004. Partially offsetting the impact of the first quarter credit were administrative costs associated with the Brainerd mill and consulting expenses.
                                       11

Other Income and Expense
                                                   Three Months Ended March 31,
(all dollar amounts in thousands)                        2005         2004
Interest expense                                       $2,650       $2,527
Other income(expense), net                                115          194

Interest expense was similar between comparable periods of 2005 and 2004 at $2.6 million. Long-term debt was $161.6 million and $162.0 million at March 31, 2005 and 2004, respectively. Long-term debt at December 31, 2004, was $161.8 million. Interest expense in 2005 is expected to be similar to 2004 levels. Other income in the first quarter of 2005 is lower than the same period last year due to reduced interest income as a result of lower cash and cash equivalent balances in the current period.

Income Taxes
                                                   Three Months Ended March 31,
(all dollar amounts in thousands)                        2005         2004
Provision for income taxes                             $1,137       $2,029
Effective tax rate                                         37%          37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The effective rate for 2005 is expected to remain at 37%.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten year period beginning in 2005, which are mainly U.S. manufacturing businesses and multinational companies. The Company has not yet completed its assessment of how the Act might impact its future results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures
                                                  Three Months Ended March 31,
(all dollar amounts in thousands)                       2005         2004
Cash (used in) provided by operating activities      ($17,118)     $14,031
Capital expenditures                                    8,633        3,937

For the three months ended March 31, 2005, cash used in operating activities was $17.1 million compared to cash provided by operating activities of $14.0 million for same period in 2004. In the first quarter of 2005, receivables and inventories increased a combined $19.8 million while accounts payable, accrued income taxes, and other liabilities decreased approximately $12.5 million. For the three months ended March 31, 2004, receivables and inventories increased a combined $11.0 million. This use of cash was somewhat offset by a nearly $9.0 million increase in accounts payable, accrued income taxes and other liabilities. While both the first quarter of 2005 and 2004 reflect seasonal builds in receivables and inventories, inventories in the first quarter of 2005 increased approximately $8.0 million more than the first quarter of 2004 in order
                                       12
to support the requirements of the Brainerd mill, acquired during the fourth quarter of 2004, and the Company's growing towel and tissue business segment.

The Company has established an average internal rate of return target of 17% on all capital projects approved in 2005. This objective was achieved on projects approved during the first three months of the year. Capital spending for the first three months of 2005 was $8.6 million compared to $3.9 million during the first three months of 2004. Total capital spending for the full-year of 2005 is expected to be between $40 million and $50 million.

For 2005, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in Towel & Tissue with $0.3 million spent on various converting lines.

The balance of spending for the first three months of 2005 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $5.7 million for essential non-or low-return projects, and approximately $2.6 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

For the first quarter of 2004, capital expenditures for projects with total spending expected to exceed $1.0 million occurred at Printing & Writing's Brokaw mill with $0.6 million spent on a digester replacement project. In addition, Towel & Tissue spent $0.1 million on a screw press project and $0.4 million spent for various converting lines. The balance of the spending in the first three months of 2004 was on projects that individually were under $1.0 million. These expenditures included approximately $1.7 million for essential non or low-return projects, and approximately $1.1 million on projects expected to provide a return on investment that exceeded the Company's cost of capital.

The Company recently announced its intent to sell approximately 12,000 acres of timberlands, generating expected after-tax earnings of $16 million, or $0.31 per share, over the next three years. The timberlands identified for sale are not considered strategic sources of supply for the Company's pulp mills.

Debt and Equity
                                                    MARCH       December 31,
(all dollar amounts in thousands)                   2005           2004
Short-term debt                                 $      108    $       115
Long-term debt                                     161,630        161,833
Total debt                                         161,738        161,948
Stockholders' equity                               359,046        357,092
Total capitalization                               520,784        519,040
Long-term debt/capitalization ratio                    31%            31%

As of March 31, 2005, there was no significant change in total debt as compared to December 31, 2004.
                                       13
On March 31, 2005, the Company had approximately $100 million available borrowing capacity under a bank facility that expires on August 31, 2008. The Company's cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, fund dividend payments to shareholders, and pursue a plan to repurchase shares of the Company's common stock.

Early in the second quarter of 2005, the Company announced its intent to reactivate its common stock buy-back program. A total of 2.6 million shares remain available for repurchase through authorizations approved by the Board of Directors in 1998 and 2000. Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 17, 2004, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on February 15, 2005, to shareholders of record on February 1, 2005. On April 21, 2005, the Board of Director's declared a cash dividend in the amount of $0.085 per share. The dividend is payable on May 16, 2005, to shareholders of record on May 2, 2005.
                                       14
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

This report contains certain of management's expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While the Company believes that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance, and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks, and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, changes in the prices of raw materials or energy, competitive pricing in the markets served by the Company as a result of economic conditions, overcapacity in the industry and the demand for paper products, manufacturing problems at Company facilities and various other risks and assumptions. These and other assumptions, risks, and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and from time to time, in the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the Company's Form 10-K for the year ended December 31, 2004.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       16

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU-MOSINEE PAPER CORPORATION



May 10, 2005                        SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)


                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                       WAUSAU-MOSINEE PAPER CORPORATION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       17