Form 10-Q
period 2005-06-30
WAUSAU PAPER CORP.
filed 2005-08-09
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2005

                                      OR
        [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from____________ to _________________

                       Commission file number:  1-13923

                              WAUSAU PAPER CORP.
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

The number of common shares outstanding at July 29, 2005 was 51,471,251.

                              WAUSAU PAPER CORP.

                               AND SUBSIDIARIES

                                     INDEX
                                                                      PAGE NO.
PART I.       FINANCIAL INFORMATION

      Item 1.     Financial Statements
                  Condensed Consolidated Statements of
                  Operations, Three Months and Six Months Ended
                  June 30, 2005 (unaudited) and
                  June 30, 2004 (unaudited)                              1

                  Condensed Consolidated Balance
                  Sheets, June 30, 2005 (unaudited)
                  and December 31, 2004 (derived from
                  audited financial statements)                          2

                  Condensed Consolidated Statements
                  of Cash Flows, Six Months Ended
                  June 30, 2005 (unaudited) and
                  June 30, 2004 (unaudited)                              3

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                     3-9

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                          10-18

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                           18

      Item 4.     Controls and Procedures                               18

PART II.    OTHER INFORMATION

      Item 2.     Unregistered Sales of Equity Securities and Use
                  of Proceeds                                           19

      Item 4.     Submission of Matters to a Vote of Security Holders   20

      Item 6.     Exhibits                                              20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                June 30,
(all amounts in thousands, except per share data)      2005       2004         2005      2004
NET SALES                                            $275,291   $264,109    $543,032   $515,924

Cost of products sold                                 258,445    235,973      503,051   461,090

GROSS PROFIT                                           16,846     28,136       39,981    54,834

Selling and administrative expenses                    18,376     19,754       35,903    38,638
Restructuring expense                                     177          0          177         0
OPERATING (LOSS) PROFIT                                (1,707)     8,382        3,901    16,196

Interest expense                                       (2,687)    (2,550)      (5,337)   (5,077)

Other income, net                                         122         98          237       292

(LOSS) EARNINGS BEFORE INCOME TAXES                    (4,272)     5,930       (1,199)   11,411

(Credit) provision for income taxes                    (1,581)     2,193         (444)    4,222

NET (LOSS) EARNINGS                                  ($ 2,691)  $  3,737   ($     755) $  7,189

NET (LOSS) EARNINGS PER SHARE-BASIC                  ($  0.05)  $   0.07   ($    0.01) $   0.14

NET (LOSS) EARNINGS PER SHARE-DILUTED                ($  0.05)  $   0.07   ($    0.01) $   0.14

Weighted average shares outstanding-basic              51,589     51,663       51,640    51,640

Weighted average shares outstanding-diluted            51,589     51,929       51,640    51,867

Dividends declared per common share                  $   0.17   $   0.17    $    0.17  $   0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)                    JUNE 30,    December 31,
                                                       2005         2004
ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                        $  20,435   $  51,914
   Receivables, net                                   107,395      95,731
   Inventories                                        143,494     126,932
   Deferred income taxes                               13,149       8,592
   Other current assets                                 3,398       4,123
      Total current assets                            287,871     287,292

Property, plant and equipment, net                    536,347     551,160
Other assets                                           45,812      43,782

TOTAL ASSETS                                        $ 870,030   $ 882,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt             $      89   $     115
   Accounts payable                                    85,972      74,558
   Accrued and other liabilities                       61,961      73,077
      Total current liabilities                       148,022     147,750

Long-term debt                                        161,449     161,833
Deferred income taxes                                 105,226     105,885
Postretirement benefits                                58,942      57,303
Pension                                                28,948      30,996
Other noncurrent liabilities                           22,488      21,375
      Total liabilities                               525,075     525,142
Stockholders' equity                                  344,955     357,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 870,030   $ 882,234

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Six Months Ended
                                                                     June 30,
(all dollar amounts in thousands)                                2005         2004
Net cash (used in) provided by operating activities         ($  4,498)    $ 40,085

Cash flows from investing activities:
   Capital expenditures                                       (15,631)      (9,471)
   Proceeds from property, plant and equipment disposals          222           12
Cash used in investing activities                            ( 15,409)      (9,459)

Cash flows from financing activities:
   Payments under capital lease obligation                        (47)         (55)
   Dividends paid                                              (8,787)      (8,773)
   Payments for purchase of company stock                      (2,738)           0
   Proceeds from stock option exercise                              0        1,279
Cash used in financing activities                             (11,572)      (7,549)

Net (decrease) increase in cash and cash equivalents          (31,479)      23,077
Cash and cash equivalents, beginning of period                 51,914       36,305

Cash and cash equivalents, end of period                      $20,435     $ 59,382

Interest-net of amount capitalized                           $  5,227     $  5,330
Income taxes paid                                               9,102        3,597

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2004, for the Company's accounting policies and other disclosures, which are pertinent to these statements.

Note 2. Basic and diluted (loss) earnings per share are reconciled as follows:

       (all amounts in thousands,                Three Months           Six Months
       except per share data)                    Ended June 30,        Ended June 30,
                                                2005       2004        2005      2004
       Net (loss) earnings                   ($ 2,691)    $ 3,737    ($  755)   $ 7,189

       Basic weighted average common
       shares outstanding                      51,589      51,663     51,640    51,640
       Dilutive securities:
         Stock compensation plans                   0         266          0       227
       Dilutive weighted average common
       shares outstanding                      51,589      51,929     51,640    51,867

       Net (loss) earnings per share-basic   ($  0.05)    $  0.07   ($  0.01)   $ 0.14

       Net (loss) earnings per share-diluted ($  0.05)    $  0.07   ($  0.01)   $ 0.14

        For the three months ended June 30, 2005 and 2004, 1,950,729 and 432,911 shares under stock compensation plans, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive. For the six months ended June 30, 2005 and 2004, 1,950,729 and 449,140 shares, respectively, were excluded from the diluted EPS calculation because the options were antidilutive.

Note 3. Net earnings or loss include provisions, or credits, for stock-based compensation plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all grants under such plans had been exercised on that day. In addition, fixed compensation expense is recognized for certain stock-based compensation plans over the remaining service or vesting period of the grant. For the three months ended June 30, 2005, the credit for stock-based compensation plans on a pretax basis was $0.8 million. For the three months ended June 30, 2004, the provision for stock-based compensation plans on a pretax basis was $2.0 million. For the six months ended June 30, 2005, the credit for stock-based compensation plans on a pretax basis was $2.7 million. For the six months ended June 30, 2004, the provision for stock-based compensation plans on a pretax basis was $2.2 million.

       As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to measure compensation cost for stock-option plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees."
                                       4
       Pro forma net (loss) earnings and (loss) earnings per share had the Company elected to adopt the "fair-value based method" of SFAS No. 123 are as follows:

      (all dollar amounts in thousands, except per share amounts)

                                                 Three Months          Six Months
                                                 Ended June 30,       Ended June 30,
                                                2005       2004      2005       2004
       Net (loss) earnings, as reported      ($ 2,691)  $ 3,737  ($    755)  $ 7,189
       Add: Total stock-based employee
            compensation expense (credit)
            under APB No. 25, net of
            related tax effects                  (518)    1,269     (1,714)    1,365
       Deduct: Total stock-based
            compensation (expense) credit
            determined under fair-value
            based method for all awards,
            net of related tax effects            379    (1,345)     1,429    (1,485)
       Proforma                              ($ 2,830)  $ 3,661   ($ 1,040)  $ 7,069

       (Loss) earnings per share - basic:
            As reported                       ($ 0.05)  $  0.07   ($ 0.01)   $  0.14
            Pro forma                         ($ 0.05)  $  0.07   ($ 0.02)   $  0.14
       (Loss) earnings per share - diluted:
            As reported                       ($ 0.05)  $  0.07   ($ 0.01)   $  0.14
            Pro forma                         ($ 0.05)  $  0.07   ($ 0.02)   $  0.14

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
       2004), "Share-Based Payment" ("SFAS 123R"), which was to be effective for the Company on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a rule that defers the effective date of SFAS 123R. The Company plans to adopt SFAS 123R in the first quarter of 2006 and is currently evaluating which method of adoption will be utilized.

Note 4. Accounts receivable consisted of the following:

       (all dollar amounts in thousands)          JUNE 30,   December 31,
                                                    2005         2004
       Trade                                      $107,950    $ 95,787
       Other                                         1,566       1,778
                                                   109,516      97,565
       Less: allowances for doubtful accounts       (2,121)     (1,834)
                                                  $107,395    $ 95,731

Note 5. The various components of inventories were as follows:

       (all dollar amounts in thousands)           JUNE 30,   December 31,
                                                     2005        2004
       Raw materials                              $ 40,084   $  38,247
       Work in process and finished goods          105,557      89,992
       Supplies                                     29,104      28,731
       Inventories at cost                         174,745     156,970
       Less:  LIFO reserve                         (31,251)    (30,038)
                                                  $143,494   $ 126,932

Note 6. The accumulated depreciation on fixed assets was $714.7 million as of June 30, 2005, and $685.9 million as of December 31, 2004. The provision for depreciation, amortization and depletion for the three months ended June 30, 2005 and June 30, 2004 was $18.8 million and $14.9 million, respectively. The provision for depreciation, amortization and depletion for the six months ended June 30, 2005 and June 30, 2004 was $34.1 million and $29.9 million, respectively. Quarter-over-quarter and year-over-year increases in depreciation expense are primarily the result of accelerated depreciation recorded in the three months ended June 30, 2005 in connection with the closure of Printing & Writing's sulfite pulp mill located in Brokaw, Wisconsin. See Note 8 for additional pulp mill closure information.

Note 7. The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 are as follows:

       (all dollar amounts in thousands)                            Other
                                                                Post-retirement
                                          Pension Benefits        Benefits
                                          2005       2004       2005     2004
       Service cost                      $1,815    $1,720      $  628  $  671
       Interest cost                      2,396     2,423       1,185   1,505
       Expected return on plan assets    (2,708)   (2,504)          0       0
       Amortization of:
          Prior service cost                549       488       (764)     (87)
          Actuarial loss                    465       420         338     447
          Transition (asset)                  0       (12)          0       0
       Net periodic benefit cost         $2,517    $2,535      $1,387  $2,536

       The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 are as follows:

       (all dollar amounts in thousands)                            Other
                                                                Post-retirement
                                          Pension Benefits        Benefits
                                          2005       2004       2005     2004
       Service cost                      $3,625    $3,440      $1,257  $1,342
       Interest cost                      4,792     4,846       2,370   3,046
       Expected return on plan assets   (5,416)    (5,005)          0       0
       Amortization of:
          Prior service cost              1,098       975     (1,528)    (174)
          Actuarial loss                    931       839         676     894
          Transition (asset)                  0       (26)          0       0
       Settlement                           305         0           0       0
       Net periodic benefit cost         $5,335    $5,069      $2,775  $5,108

       The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that although it does not have a minimum funding requirement for defined benefit pension plans in 2005, it may elect to make contributions of up to $16.0 million to pension plans. As of June 30, 2005, the Company has made payments of $6.3 million to its pension plans. In addition, as previously reported, the Company expects to contribute $4.1 million directly to post-retirement plans. As of June 30, 2005, the Company has contributed $2.4 million to its post-retirement plans.

Note 8.  Pulp Mill Closure

       In July 2005, the Company announced plans to permanently close the sulfite pulp mill at its Brokaw, Wisconsin, papermaking facility. The pulp mill closure is expected to be substantially completed by the end of 2005 and will result in the elimination of approximately 60 permanent jobs, or 11% of the facility's total workforce. The related long-lived assets will be abandoned. The cost of products sold for the period ended June 30, 2005, as reflected in the Condensed Consolidated Statements of Operations include $9.3 million in pre-tax charges for accelerated depreciation and an adjustment of pulp mill inventory to net realizable value. Restructuring expense for the period ended June 30, 2005 reflects a pre-tax charge of $0.2 million for certain assets disposed as a direct result of the closure. Additional pre-tax closure charges of approximately $35 million are expected to be recognized over the next 12 months, of which $23 million is expected to be recorded in the third quarter of 2005, $11 million in the fourth quarter of 2005 and $1 million in the first half of 2006.

       The following table sets forth information with respect to pulp mill closure charges:

         (all dollar amounts in thousands)
                                                                 Expected in
                                           THREE MONTHS       Third     Fourth
                                              ENDED          Quarter    Quarter
                                           JUNE 30, 2005      2005       2005
       Depreciation on equipment to be
          abandoned                           $3,680        $22,000     $7,450
       Inventory write-down                    5,611              0          0
       Employee severance                          0            100         50
       Other associated costs                    177            900      3,500
          Total                               $9,468        $23,000    $11,000

Note 9. Interim Segment Information

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

       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                 Three Months          Six Months
                                                Ended June 30,      Ended June 30,
       (all dollar amounts in thousands)         2005      2004      2005      2004
       Net sales external customers
          Specialty Products                   $113,981  $118,528   $232,345   $232,665
          Printing & Writing                     95,246    88,424    187,850    175,319
          Towel & Tissue                         66,064    57,157    122,837    107,940
                                               $275,291  $264,109   $543,032   $515,924
       Operating (loss) profit
          Specialty Products                   $  3,829  $  4,760   $  7,769   $  9,743
          Printing & Writing                    (13,100)      586    (17,669)     1,605
          Towel & Tissue                          9,922     8,131     17,806     13,432
          Corporate & eliminations               (2,358)   (5,095)    (4,005)    (8,584)
          (Loss) earnings before income taxes   ($1,707) $  8,382   $  3,901   $ 16,196

                                                      JUNE 30,   December 31,
                                                        2005         2004
       Segment assets:
         Specialty Products                           $346,207     $342,724
         Printing & Writing                            290,909      281,378
         Towel & Tissue                                173,503      171,080
         Corporate & Unallocated*                       59,411       87,052
                                                      $870,030     $882,234

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

                                       9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the second quarter of 2005, the Company reported a net loss of $2.7 million or $0.05 per share compared to prior year net earnings of $3.7 million or $0.07 per share. The net loss for the second quarter of 2005 included an after-tax charge of $6.0 million, or $0.12 per share related to the July 6, 2005 announced closure of the Printing & Writing segment's sulfite pulp mill in Brokaw, Wisconsin due to the unit's high cost of operation and capital investment requirements related to aging plant and equipment and after-tax losses of $2.4 million, or $0.05 per share, related to the operation of the Printing & Writing segment's mill in Brainerd, Minnesota, which was acquired in October 2004. For the six months ended June 30, 2005, the Company reported a net loss of $0.8 million or $0.01 per share compared to net earnings of $7.2 million or $0.14 per share in the first six months of 2004. In addition to sulfite pulp mill closure charges of $0.12 per share, results for the first half of 2005 included after-tax losses of $5.6 million or $0.11 per share for the Brainerd mill. While second quarter market conditions were strong for the Company's towel and tissue products, demand was weaker for the Company's printing and writing and specialty products. Market conditions remained weakest within the Company's Printing &Writing business segment with uncoated freesheet demand declining in each of the first six months of the year.
Despite challenging business conditions, the Company increased both shipments and sales compared with the prior year, with two of the Company's three business segments posting increases.

Effective with the first quarter of 2005, the Specialty Products business segment includes the results from two of the Company's converting facilities, which were previously included in the Printing &Writing business segment. As a result, the Company has reclassified certain prior-year interim segment information to conform to the 2005 presentation.

OPERATIONS REVIEW

Net Sales
                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
(all dollar amounts in thousands)      2005        2004        2005       2004
Net sales                            $275,291   $264,109    $543,032   $515,924
Percent increase                        4%         9%          5%         7%

Consolidated net sales of $275.3 million for the three months ended June 30, 2005 improved 4% over consolidated net sales of $264.1 million for the three months ended June 30, 2004. Shipments were essentially flat quarter-over-quarter with 222,081 tons shipped during the second quarter of 2005 and 221,317 tons shipped during the second quarter of 2004. During the same comparative periods, average net selling price improved nearly 4%, or approximately
$11 million, with a slight decline in overall product mix offsetting actual product selling price increases.
                                       10
For the six months ended June 30, 2005 and 2004, consolidated net sales were $543.0 million and $515.9 million, respectively, or a 5% improvement year-over-year. Year-to-date shipments at June 30, 2005 were 443,316 tons which represented a 2% increase over the 436,565 tons shipped during the same six-month period in 2004. During the first six months of 2005, average net selling price improved approximately 4%, or $20 million, with actual selling price increases of approximately 5% offset by a slight decline in product mix.

Specialty Products' net sales for the second quarter of 2005 were $114.0 million, a decline of nearly 4% from net sales of $118.5 million reported during the same period in 2004. Reduced non-core shipments and weakness in several core product categories resulted in an 8% decline in shipments during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, with 100,404 tons and 109,704 tons shipped during the quarter ended June 30, 2005 and 2004, respectively. Partially offsetting the decline in volume was an increase in average net selling price of 5%, or approximately $6 million, with actual selling price increases generating more than one-half of the improvement.

For the first half of 2005, Specialty Products' net sales were similar at $232.3 million compared to $232.7 million in the first half of 2004. Shipment volume declined 5% to 205,192 tons during the first half of 2005 compared to 216,339 tons shipped during the first half of 2004. The decline in volume year-over-year was offset by a like increase in average net selling price of 5%. While the traditional markets in which this segment competes remain price sensitive, the improvement in average net selling price is due in part to the segment's focus on new product development and the introduction of new products in the market place. To date, approximately one-third of the improvement in average net selling price is due to product mix enhancements.

For the three months ended June 30, 2005, Printing & Writing reported net sales of $95.2 million, an increase of 8% over reported net sales in the second three months of 2004 of $88.4 million. The current quarter improvement in net sales was due to a 10% increase in volume as 80,411 tons were shipped during the second quarter of 2005 compared to 72,903 tons during the second quarter of 2004. The improvement in shipment tons quarter-over-quarter was due primarily to increased shipments from the Brainerd mill, acquired in the fourth quarter of 2004, and was somewhat offset by a decline in average net selling price of nearly 3%. The decrease in average net selling price is principally due to the commodity-oriented product mix produced and shipped from the Brainerd mill. Actual product selling prices increased approximately 3%, or approximately $3 million, as compared with last year as continued year-over-year declines in the uncoated freesheet paper markets have made it difficult to increase selling prices.

Year-to-date net sales for Printing & Writing increased 7% to $187.9 million in 2005 from $175.3 million in 2004. Shipment volume improved 10% year-over-year with 160,571 tons shipped during the six months ended June 30, 2005 and 146,093 tons shipped during the six months ended June 30, 2004. As in the quarterly comparison, the increase in volume is due primarily to increased shipments from the Brainerd mill which is somewhat offset by a decline in average net selling price of nearly 3% due to the commodity-oriented product mix produced and shipped from the Brainerd mill.
                                       11
Towel & Tissue reported net sales of $66.1 million for the three-month period ended June 30, 2005, an increase of 16% from net sales of $57.2 million reported in the same three-month period of 2004. Shipments of higher-margin value added products increased 12% in the current quarter as total shipments increased 7% to 41,266 tons from 38,710 tons during the same period last year, despite minimal growth in the "away-from-home" towel and tissue market in which this business segment competes. Average net selling price increased nearly 9%, or approximately $5 million, in the second quarter of 2005 over the second quarter of 2004 with modest mix improvement adding to the more significant pricing gains experienced in this business segment.

Net sales for the first six months of 2005 and 2004 were $122.8 million and $107.9 million, respectively, for Towel & Tissue-an improvement of 14%. Product selling price increases of nearly 8% drove an increase in average net selling price of more than 9% as compared to 2004. In addition, shipments of 77,553 tons during the first half of 2005 increased 3,420 tons or 5% over shipments of 74,133 tons during the first half of 2004.

Gross Profit
                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
(all dollar amounts in thousands)         2005      2004        2005      2004
Gross profit on sales                   $16,846   $28,136     $39,981   $54,834
Gross profit margin                       6%        11%         7%        11%

Gross profit for the three months ended June 30, 2005, was $16.8 million compared to $28.1 million for the three months ended June 30, 2004. Gross profit margins decreased compared to those reported in the same period last year as the announced closing of Printing & Writing's sulfite pulp mill located in Brokaw, Wisconsin, losses at Printing & Writing's Brainerd mill and increases in energy and fiber-related costs more than offset improvements in average net selling price and volume gains. The pulp mill closure charge and Brainerd mill results unfavorably impacted gross profit margin by nearly 5 percentage points in the second quarter of 2005. In total, natural gas prices increased approximately 15% resulting in an additional cost of $1.2 million in the second quarter of 2005 compared to the second quarter of 2004. In addition, market pulp prices increased $25 per air-dried metric ton, or approximately $2.5 million, pulpwood prices were more than 20% higher, or $1.3 million, linerboard increased $0.8 million, or approximately 10 %, and purchased towel and tissue parent roll prices increased more than 14%, or $1.8 million.

Year-to-date, gross profit decreased from $54.8 million, or 11% of consolidated net sales, to $40.0 million, or 7% of consolidated net sales. As in the quarterly comparison, pulp mill closure charges, losses at Printing & Writing's acquired Brainerd mill and unfavorable energy and fiber-related costs negatively impacted the gross profit margin year-over-year. These negative factors more than offset average net selling price increases, volume gains and continuing cost reduction efforts. Year-over-year, market pulp prices increased 8%, or $39 per air-dried metric ton.

Specialty Products' average selling price increase and cost-reduction efforts were more than offset by higher current year manufacturing costs, including market pulp, linerboard and energy,
                                       12
and lower shipment volumes resulting in lower gross margins of 8% in the second quarter and first six months of 2005 compared to 9% in the second quarter and first six months of 2004.

Printing & Writing's gross profit was unfavorably impacted by a $9.3 million pre-tax charge to cost of products sold as a result of the announced closure of the sulfite pulp mill located in Brokaw, Wisconsin. The pulp mill closure charge included accelerated depreciation on pulp mill related assets that will be abandoned as a result of the closure and a write-down of related pulp mill inventory to net realizable value. Excluding this closure charge, gross margin for the second quarter of 2005 was 2% of net sales compared to 6% of net sales for the second quarter of 2004. In addition to the unfavorable impacts of energy and market pulp prices described in the consolidated comparison, the Printing & Writing business segment absorbed operational losses incurred at the Brainerd mill which was acquired in October 2004. Second quarter operating efficiencies at the Brainerd mill improved from the first quarter of 2005 when difficulties were encountered in ramping-up production at the mill.

Year-to-date, excluding the pre-tax pulp mill closure charge recorded in the second quarter of 2005, the gross profit margin for Printing & Writing was 2% in 2005 compared to 7% in 2004. As in the quarter-over-quarter comparison, operational losses at the segment's Brainerd mill, unfavorable impacts of energy and market pulp prices were also factors in the year-over-year comparison.

The gross profit margin for Towel & Tissue was 22% in both the second quarter of 2005 and the second quarter of 2004. Increased average selling price and improved operations offset unfavorable increases in purchased towel and tissue parent roll and energy prices described in the consolidated comparison.

Towel & Tissue gross profit margin improved to 22% during the first six months of 2005 compared to 20% reported during the first six months of 2004. The year-over-year comparison was impacted by similar factors as the quarter-over-quarter comparison; however, year-over-year improvements in average net selling price were greater than year-over-year increases in purchased towel and tissue parent roll and energy prices.

Consolidated order backlogs decreased to approximately 43,200 tons at June 30, 2005, from approximately 49,600 tons at June 30, 2004. Backlog tons at June 30, 2005 represent $52.7 million in sales compared to $59.2 million in sales at June 30, 2004. Quarter-over-quarter improvements in customer backlog were evident in Printing & Writing and Towel & Tissue, while Specialty Products' customer backlogs declined. Specialty Products' backlog tons declined from 37,400 tons as of June 30, 2004, to 29,700 tons at June 30, 2005. Printing & Writing backlog tons improved to 10,100 tons at the end of the second quarter of 2005 compared to 9,100 tons at the end of the second quarter of 2004. Towel & Tissue experienced slightly improved backlogs with 3,400 tons and 3,100 tons reported at the end of the second quarter of 2005 and 2004, respectively. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.
                                       13

Selling and Administrative Expenses
                                             Three Months          Six Months
                                             Ended June 30,      Ended June 30,
(all dollar amounts in thousands)           2005      2004      2005      2004
Selling and administrative expense        $18,376   $19,754   $35,903   $38,638
Percent increase(decrease)                  (7%)      13%        (7%)     15%
As a percent of net sales                    7%        7%         7%       7%

Selling and administrative expenses in the second quarter of 2005 were $18.4 million compared to $19.8 million in the same period of 2004. Stock-based incentive compensation programs resulted in a credit of $0.8 million for the three months ended June 30, 2005 compared to a provision of $2.0 million for
the three months ended June 30, 2004.   After adjusting for stock-based
incentive compensation programs, the balance of the increase is due to Brainerd mill expenses as well as higher wage and benefit costs, particularly health-care related costs, legal, audit and consulting expenses.

Selling and administrative expenses for the six months ended June 30, 2005 were $35.9 million compared to $38.6 million in the same period of 2004. Stock-based incentive compensation programs resulted in a credit of $2.7 million for the three months ended June 30, 2005 compared to a provision of $2.2 million for the three months ended June 30, 2004. As in the quarterly comparison, after adjusting for incentive compensation programs, the balance of the year-over-year change is due to Brainerd mill expenses as well as higher wage and benefit costs, particularly health-care related costs, legal, audit and consulting expenses.

Restructuring Charge

The Company recorded a pre-tax $0.2 million closure charge in the second quarter of 2005 for certain assets disposed as a direct result of the announced closing of the sulfite pulp mill located at Printing & Writing's Brokaw papermaking mill. Additional restructuring charges related to the pulp mill closure are expected to be recorded in the third and fourth quarters of 2005 as a result of employee severance costs and other associated costs.
                                       14

Other Income and Expense

                                            Three Months         Six Months
                                           Ended June 30,       Ended June 30,
(all dollar amounts in thousands)          2005      2004      2005      2004
Interest expense                         $2,687    $2,550    $5,337    $5,077
Other income                                122        98       237       292

Interest expense was slightly higher between comparable quarterly periods of 2005 and 2004 at $2.7 million and $2.6 million, respectively, as well as comparable year-to-date periods of 2005 and 2004 at $5.3 million and $5.1 million, respectively. The increase was due to slightly higher interest rates in 2005 compared to 2004. Long-term debt was $161.4 million and $161.8 million at June 30, 2005 and 2004, respectively. Long-term debt at December 31, 2004, was $161.8 million. Interest expense in 2005 is expected to be similar to 2004 levels. Other income, consisting principally of interest income, in the second quarter of 2005 is similar to the same period last year. Year-to-date other income is slightly lower in 2005 compared to 2004 due to reduced interest income as a result of lower cash and cash equivalent balances in the current period.

Income Taxes
                                            Three Months         Six Months
                                           Ended June 30,       Ended June 30,
(all dollar amounts in thousands)          2005      2004      2005      2004
Provision for income taxes               ($1,581)   $2,193    ($444)    $4,222
Effective tax rate                            37%       37%      37%        37%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures
                                                    Six Months Ended June 30,
(all dollar amounts in thousands)                      2005        2004
Cash (used in) provided by operating activities    ($ 4,498)     $40,085
Capital expenditures                                 15,631        9,471

For the six months ended June 30, 2005, cash used in operating activities was $4.5 million compared to cash provided by operating activities of $40.1 million for same period in 2004. Inventory increased approximately $17 million during the first half of 2005 compared to a
                                       15
decline in inventory of approximately $6 million during the first half of 2004 accounting for approximately one-half of the change in cash used in operating activities year-over-year. The increase in inventory levels is attributable to seasonal inventory builds in all business segments, as well as, inventory requirements to support the operations of the Brainerd mill which was acquired in October 2004. The remaining use of cash is related to accounts payable, accrued and other liabilities and income taxes. On a combined basis, these items decreased approximately $4 million during the first half of 2005 compared to an increase of nearly $17 million during the first half of 2004.

The Company has established an average internal rate of return target of 17% on all capital projects approved in 2005. This objective was achieved on projects approved during the first six months of the year. Capital spending for the first six months of 2005 was $15.6 million compared to $9.5 million during the first six months of 2004. Total capital spending for the full-year of 2005 is expected to be between $30 million and $35 million.

For 2005, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments. Specialty Products spent $1.2 million on paper mill related equipment at the Rhinelander and Mosinee, Wisconsin mills. Printing & Writing spent $0.3 million on a palletizer project at the Groveton, New Hampshire facility and Towel & Tissue spent $1.4 million on various converting lines.

The balance of spending for the first six months of 2005 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $8.8 million for essential non-or low-return projects, and approximately $3.9 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

For the first six months of 2004, capital expenditures for projects with total spending expected to exceed $1.0 million were $0.6 million in Printing & Writing as part of a capital project to expand premium papers production capabilities at the Brokaw mill and $1.3 on a digester replacement. In Towel & Tissue, $0.2 million was spent on a screw press project and $1.7 million was spent for various converting lines.

The balance of spending during the first six months of 2004 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $4.3 million for essential non or low-return projects, and approximately $1.4 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

During the second quarter, the Company announced its intent to sell approximately 12,000 acres of timberlands, or 10% of the Company timberland holdings, generating expected after-tax earnings of $16 million, or $0.31 per share, over the next three years. During the three months and year-to-date periods ended June 30, 2005, timberland sales activity was not significant. With the planned closure of the sulfite pulp mill in Brokaw, Wisconsin, the Company may increase the number of acres included in the sales program to include lands that supported the supply of pulpwood to that pulp mill.
                                       16

Debt and Equity
                                                  JUNE 30,      December 31,
(all dollar amounts in thousands)                   2005           2004
Short-term debt                                $        89    $       115
Long-term debt                                     161,449        161,833
Total debt                                         161,538        161,948
Stockholders' equity                               344,955        357,092
Total capitalization                               506,493        519,040
Long-term debt/capitalization ratio                     32%            31%

On June 28, 2005, the Company and the required holders of the Company's $138.5 million Senior Notes agreed to amend certain financial covenants included in the related Note Purchase Agreement in order to bring the covenants into conformity with the financial covenants under the Company's existing $100.0 million senior credit facility which will expire on August 31, 2008. At the time of the amendment, the Company was in full compliance with the terms of all financial and other covenants under the Senior Notes and the credit facility and remains in compliance with the amended terms. As of June 30, 2005, there was no significant change in total debt as compared to December 31, 2004.

On June 30, 2005, the Company had approximately $100 million available borrowing capacity under a bank facility that expires on August 31, 2008. The Company's cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, fund dividend payments to shareholders, and continue to repurchase shares of the Company's common stock.

Early in the second quarter of 2005, the Company announced its intent to reactivate its common stock buy-back program. As a result, during the three months ended June 30, 2005, a total of 224,000 shares were repurchased in the open market under authorizations approved by the Board of Directors in 1998 and 2000. At June 30, 2005, there are 2.4 million shares remaining under the authorization approved in 2000 and no shares remaining under the 1998 authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 17, 2004, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on February 15, 2005, to shareholders of record on February 1, 2005. On April 21, 2005, the Board of

Director's declared a cash dividend in the amount of $0.085 per share. The dividend was paid on May 16, 2005, to shareholders of record on May 2, 2005. At a meeting held on June 13, 2005, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on August 15, 2005, to shareholders of record on August 1, 2005.
                                       17
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company's President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in all material respects as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities - Quarter ending June 30, 2005

                                                                            Maximum number
                                                        Total number       (or approximate
                                                        of shares (or      dollar value) of
                       Total number                    units) purchased    shares (or units)
                         of shares   Average price    as part of publicly  that may yet be
                        (or units)  paid per share     announced plans    purchased under the
                         purchased    (or unit)         or programs        plans or programs
Period                       (a)          (b)           (c)(1)          (d)(2)
April                          0            0               0                      0
May                      224,000      $12.191         224,000               2,414,674
June                           0            0               0                       0
Quarterly Totals         224,000      $12.191         224,000               2,414,674

(1) Includes 67,674 shares purchased pursuant to program announced on August 31, 1998, pursuant to which the Board of Directors authorized the repurchase of up to 5,650,000 shares in open market or privately negotiated transactions (the "1998 Plan"). Also includes 156,326 shares purchased pursuant to program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in open market or privately negotiated transactions (the "2000 Plan"). No price or expiration date was specified for either program's purchases.
(2) No authorized shares are remaining for purchase under the 1998 Plan. 2,414,674 shares may yet be purchased under the 2000 Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 21, 2005.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

      Matter                                    Shares Voted
                                         For              Withheld
1.  Election of Class III Directors
  (a)  Gary W. Freels                  47,606,687         1,296,605
  (b)  Thomas J. Howatt                48,546,713           356,579
  (c)  Michael M. Knetter              48,677,503           225,789

                                                Shares Voted
      Matter                                                                     Broker
                                             For        Against     Abstention  Non-Vote
2.  Amendment to restated articles
     of incorporation to change name
     to "Wausau Paper Corp."            48,717,614      146,885       38,793        0

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

31.1  Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
31.2  Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
      2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       20
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WAUSAU PAPER CORP.



August 9, 2005                      SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              WAUSAU PAPER CORP.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       22