Form 10-Q
period 2005-09-30
WAUSAU PAPER CORP.
filed 2005-11-09
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2005

                                      OR
        [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ____________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes ____     No __X__

The number of common shares outstanding at October 31, 2005 was 51,291,950.

                              WAUSAU PAPER CORP.

                               AND SUBSIDIARIES

                                     INDEX
                                                                       PAGE NO.
PART I.                      FINANCIAL INFORMATION

      Item 1.   Financial Statements
                Condensed Consolidated Statements of
                Operations, Three Months and Nine Months Ended
                September 30, 2005 (unaudited) and
                September 30, 2004 (unaudited)                               1

                Condensed Consolidated Balance
                Sheets, September 30, 2005 (unaudited)
                and December 31, 2004 (derived from
                audited financial statements)                                2

                Condensed Consolidated Statements
                of Cash Flows, Nine Months Ended
                September 30, 2005 (unaudited) and
                September 30, 2004 (unaudited)                               3

                Notes to Condensed Consolidated
                Financial Statements (unaudited)                           3-9

      Item 2.   Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                                10-18

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk  18

      Item 4.   Controls and Procedures                                     18

PART II.    OTHER INFORMATION

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds 19

      Item 6.   Exhibits                                                    19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended      Nine Months Ended
                                                              September 30,        September 30,
(all dollar amounts in thousands, except per share data)     2005      2004       2005      2004
NET SALES                                                 $285,624  $262,428   $828,656  $778,352

Cost of products sold                                      277,482   229,983    780,533   691,073

GROSS PROFIT                                                 8,142    32,445     48,123    87,279

Selling and administrative expenses                         19,108    17,158     55,011    55,796
Restructuring expense                                          226         0        403         0
OPERATING (LOSS) PROFIT                                    (11,192)   15,287     (7,291)   31,483

Interest expense                                            (2,718)   (2,608)    (8,055)   (7,685)

Other income, net                                              124       191        361       483

(LOSS) EARNINGS BEFORE INCOME TAXES                        (13,786)   12,870    (14,985)   24,281

(Credit) provision for income taxes                         (4,794)    4,762     (5,238)    8,984

NET (LOSS) EARNINGS                                      ($  8,992)  $ 8,108  ($  9,747)  $15,297

NET (LOSS) EARNINGS PER SHARE-BASIC                      ($   0.18)  $  0.16  ($   0.19)  $  0.30

NET (LOSS) EARNINGS PER SHARE-DILUTED                    ($   0.18)  $  0.16  ($   0.19)  $  0.29

Weighted average shares outstanding-basic                   51,369    51,681    51,548     51,654

Weighted average shares outstanding-diluted                 51,369    51,980    51,548     51,905

Dividends declared per common share                       $      0   $     0   $  0.17    $  0.17


See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS


(all dollar amounts in thousands)                  SEPTEMBER 30, December 31,
                                                       2005         2004
ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                         $ 12,285    $ 51,914
   Receivables, net                                   108,278      95,731
   Inventories                                        141,695     126,932
   Deferred income taxes                               10,744       8,592
   Other current assets                                 4,536       4,123
      Total current assets                            277,538     287,292

Property, plant and equipment, net                    510,225     551,160
Other assets                                           46,278      43,782

TOTAL ASSETS                                         $834,041    $882,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt              $     60    $    115
   Accounts payable                                    75,344      74,558
   Accrued and other liabilities                       58,299      73,077
      Total current liabilities                       133,703     147,750

Long-term debt                                        161,268     161,833
Deferred income taxes                                  98,344     105,885
Postretirement benefits                                58,599      57,303
Pension                                                25,173      30,996
Other noncurrent liabilities                           23,181      21,375
      Total liabilities                               500,268     525,142
Stockholders' equity                                  333,773     357,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $834,041    $882,234

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Nine Months Ended
                                                               September 30,
(all dollar amounts in thousands)                            2005        2004
Net cash provided by operating activities                $  3,708     $47,102

Cash flows from investing activities:
   Capital expenditures                                   (26,606)    (16,579)
   Proceeds from property, plant and equipment disposals    1,490          43
Cash used in investing activities                         (25,116)    (16,536)

Cash flows from financing activities:
   Payments under capital lease obligation                   (76)        (83)
   Dividends paid                                        (13,162)    (13,166)
   Payments for purchase of company stock                 (4,983)          0
   Proceeds from stock option exercise                         0       1,413
Cash used in financing activities                        (18,221)    (11,836)

Net (decrease) increase in cash and cash equivalents     (39,629)     18,730
Cash and cash equivalents, beginning of period            51,914      36,305

Cash and cash equivalents, end of period                $ 12,285     $55,035

Interest-net of amount capitalized                      $ 10,441     $10,568
Income taxes paid                                          9,606       7,701

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

Note 2. Basic and diluted (loss) earnings per share are reconciled as follows:

        (all amounts in thousands,                  Three Months          Nine Months
        except per share data)                   Ended September 30,  Ended September 30,
                                                    2005      2004       2005      2004
        Net (loss) earnings                      ($8,992)   $8,108   ($9,747)   $15,297

        Basic weighted average common
        shares outstanding                        51,369    51,681    51,548     51,654
        Dilutive securities:
          Stock compensation plans                     0       299         0        251
        Dilutive weighted average common
        shares outstanding                        51,369    51,980    51,548     51,905

        Net (loss) earnings per share-basic     ($  0.18)  $  0.16  ($  0.19)  $   0.30

        Net (loss) earnings per share-diluted   ($  0.18)  $  0.16  ($  0.19)  $   0.29

        For the three months ended September 30, 2005 and 2004, 1,949,880 shares and 288,586 shares under stock compensation plans, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive. For the nine months ended September 30, 2005 and 2004, 1,949,880 shares and 395,622 shares, respectively, were excluded from the diluted EPS calculation because the options were antidilutive.

Note 3. Net loss or earnings include provisions, or credits, for certain stock-based compensation plans calculated by using the average price of the Company's stock at the close of each calendar quarter as if all grants under such plans had been exercised on that day. In addition, fixed compensation expense is recognized for certain stock-based compensation plans over the remaining service or vesting period of the grant. For the three months ended September 30, 2005, the provision for stock-based compensation plans on a pretax basis was $0.3 million. For the three months ended September 30, 2004, the credit for stock-based compensation plans on a pretax basis was $0.2 million. For the nine months ended September 30, 2005, the credit for stock-based compensation plans on a pretax basis was $2.5 million. For the nine months ended September 30, 2004, the provision for stock-based compensation plans on a pretax basis was $2.0 million.

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

      (all dollar amounts in thousands, except per share data)

                                                     Three Months          Nine Months
                                                 Ended September 30,  Ended September 30,
                                                   2005       2004      2005       2004
       Net (loss) earnings, as reported         ($8,992)    $8,108   ($ 9,747)    $15,297
       Add: Total stock-based employee
            compensation expense (credit)
            under APB No. 25, net of
            related tax effects                     163       (110)    (1,551)      1,255
       Deduct: Total stock-based
            compensation (expense) credit
            determined under fair-value
            based method for all awards,
            net of related tax effects             (320)        27      1,109      (1,458)
       Proforma                                 ($9,149)    $8,025   ($10,189)    $15,094

       (Loss) earnings per share - basic:
            As reported                         ($ 0.18)    $ 0.16   ($  0.19)    $  0.30
            Pro forma                           ($ 0.18)    $ 0.16   ($  0.20)    $  0.29
       (Loss) earnings per share - diluted:
            As reported                         ($ 0.18)    $ 0.16   ($  0.19)    $  0.29
            Pro forma                           ($ 0.18)    $ 0.15   ($  0.20)    $  0.29

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
        2004), "Share-Based Payment" ("SFAS 123R"), which was to be effective for the Company on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a rule that defers the effective date of SFAS 123R. The Company plans to adopt SFAS 123R in the first quarter of 2006 and is currently evaluating which method of adoption will be utilized. As a result, the Company is unable to disclose the impact that adopting this statement will have on its financial position and results of operations when adopted.

Note 4. Accounts receivable consisted of the following:

       (all dollar amounts in thousands)        SEPTEMBER 30,December 31,
                                                    2005         2004
       Trade                                     $108,664    $ 95,787
       Other                                        1,806       1,778
                                                  110,470      97,565
       Less: allowances for doubtful accounts      (2,192)     (1,834)
                                                 $108,278    $ 95,731

Note 5. The various components of inventories were as follows:

       (all dollar amounts in thousands)         SEPTEMBER 30,December 31,
                                                     2005        2004
       Raw materials                             $ 38,935    $ 38,247
       Work in process and finished goods         107,173      89,992
       Supplies                                    29,336      28,731
       Inventories at cost                        175,444     156,970
       Less:  LIFO reserve                        (33,749)    (30,038)
                                                 $141,695    $126,932

Note 6. The accumulated depreciation on fixed assets was $748.3 million as of September 30, 2005, and $685.9 million as of December 31, 2004. The provision for depreciation, amortization and depletion for the three months ended September 30, 2005 and September 30, 2004 was $36.2 million and $14.9 million, respectively. The provision for depreciation, amortization and depletion for the nine months ended September 30, 2005 and September 30, 2004 was $70.2 million and $44.9 million, respectively. Quarter-over-quarter and year-over-year increases in depreciation expense are primarily the result of accelerated depreciation recorded in the three months and nine months ended September 30, 2005, of $22.1 million and $25.8 million, respectively, in connection with the closure of Printing & Writing's sulfite pulp mill located in Brokaw, Wisconsin. See Note 8 for additional pulp mill closure information.

Note 7. The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 are as follows:

        (all dollar amounts in thousands)                             Other
                                                                   Post-retirement
                                            Pension Benefits         Benefits
                                           2005       2004       2005     2004
        Service cost                    $ 1,813   $  1,730    $   628  $   466
        Interest cost                     2,396      2,491      1,185    1,183
        Expected return on plan assets   (2,708)    (2,503)         0        0
        Amortization of:
           Prior service cost               549        549       (763)    (899)
           Actuarial loss                   465        419        338      371
           Transition (asset)                 0        (12)         0        0
        Settlement                           12         30          0        0
        Net periodic benefit cost       $ 2,527   $  2,704    $ 1,388  $ 1,121

        The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 are as follows:

        (all dollar amounts in thousands)                            Other
                                                                 Post-retirement
                                            Pension Benefits        Benefits
                                           2005       2004       2005     2004
        Service cost                    $ 5,438    $ 5,170    $ 1,885  $ 1,808
        Interest cost                     7,188      7,337      3,555    4,229
        Expected return on plan assets   (8,124)    (7,508)         0        0
        Amortization of:
           Prior service cost             1,647      1,524     (2,291)  (1,073)
           Actuarial loss                 1,396      1,258      1,014    1,265
           Transition (asset)                 0        (38)         0        0
        Settlement                          317         30          0        0
        Net periodic benefit cost       $ 7,862    $ 7,773    $ 4,163  $ 6,229

        The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that although it does not have a minimum funding requirement for defined benefit pension plans in 2005, it may elect to make contributions of up to $16.0 million to pension plans. As of September 30, 2005, the Company has made payments of $11.9 million to its pension plans. The Company previously reported that it expected to contribute $4.1 million directly to post-retirement plans. As of September 30, 2005, the Company has contributed $3.8 million to its post-retirement plans and now expects to contribute, in total, approximately $5.2 million to post-retirement plans for 2005.

Note 8. Pulp Mill Closure

        In July 2005, the Company announced plans to permanently close the sulfite pulp mill at its Brokaw, Wisconsin, papermaking facility. The pulp mill closure is expected to be substantially completed by the end of 2005 and will result in the elimination of approximately 60 permanent jobs, or 11% of the facility's total workforce. The related long-lived assets will be abandoned. The cost of products sold for the three month and nine month periods ended September 30, 2005, as reflected in the Condensed Consolidated Statements of Operations include $20.6 million and $29.9 million, respectively, in pre-tax charges for accelerated depreciation, an adjustment of pulp mill inventory to net realizable value, and a third quarter revision to the original pulp mill inventory value based upon additional usage of inventories. Pre-tax restructuring expense related to certain assets disposed as a direct result of the closure and other associated costs were $0.2 million and $0.4 million for the three months and nine months ended September 30, 2005, respectively. Additional pre-tax closure charges of approximately $12.1 million are expected to be recognized over the next three quarters, with $11.5 million in the fourth quarter of 2005, and $0.6 million in the first half of 2006.

       The following table sets forth information with respect to pulp mill closure charges:

         (all dollar amounts in thousands)
                                                                      Expected in
                                         THREE MONTHS    NINE MONTHS
                                              ENDED         ENDED       Fourth
                                          SEPTEMBER 30,  SEPTEMBER 30, Quarter
                                              2005          2005         2005
       Depreciation on equipment to be
          abandoned                        $22,078         $25,758      $7,400
       Inventory write-down                 (1,757)          3,854           0
       Severance and benefit continuation      383             383         600
       Other associated costs                  104             281       3,500
          Total                            $20,808         $30,276     $11,500

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

        RECONCILIATIONS
        The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                     Three Months         Nine Months
                                                  Ended September 30,   Ended September 30,
        (all dollar amounts in thousands)          2005        2004       2005       2004
        Net sales external customers
           Specialty Products                    $115,461    $114,580   $347,806   $347,245
           Printing & Writing                     100,549      89,361    288,399    264,680
           Towel & Tissue                          69,614      58,487    192,451    166,427
                                                 $285,624    $262,428   $828,656   $778,352
        Operating (loss) profit
           Specialty Products                    $  4,260    $  6,330   $ 12,029   $16,073
           Printing & Writing                     (23,103)      3,998    (40,772)    5,603
           Towel & Tissue                          10,776       7,855     28,582    21,287
           Corporate & eliminations                (3,125)     (2,896)    (7,130)  (11,480)
           (Loss) earnings before income taxes  ($ 11,192)   $ 15,287   ($ 7,291)  $31,483

                                                     SEPTEMBER 30,December 31,
                                                         2005         2004
        Segment assets:
          Specialty Products                           $337,423     $342,724
          Printing & Writing                            271,496      281,378
          Towel & Tissue                                174,852      171,080
          Corporate & Unallocated*                       50,270       87,052
                                                       $834,041     $882,234

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

                                       9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the third quarter of 2005, the Company reported a net loss of $9.0 million or $0.18 per share compared to prior year net earnings of $8.1 million or $0.16 per share. The net loss for the third quarter of 2005 included an after-tax charge of $13.6 million, or $0.26 per share related to the previously announced closure of the Printing & Writing segment's sulfite pulp mill in Brokaw, Wisconsin and after-tax losses of $1.8 million, or $0.04 per share, related to the operation of the Printing & Writing segment's mill in Brainerd, Minnesota, which was acquired in October 2004. While third quarter market conditions were strong for the Company's towel and tissue products, demand was weaker for the Company's printing and writing and specialty products. Market conditions remained weakest within the Company's Printing & Writing business segment with year-to-date uncoated freesheet demand declining approximately 4%. In response to weak market conditions, the Printing & Writing segment reduced third quarter production by approximately 5,000 tons, taking four days of downtime at the segment's Brainerd mill and nearly one month on a 50,000 ton-per-year paper machine at the Brokaw paper mill-one of the facility's four machines. The Brokaw facility's paper machine remains temporarily idle. Despite challenging business conditions, the Company increased both shipments and sales compared with the prior year, with two of the Company's three business segments posting increases.

For the nine months ended September 30, 2005, the Company reported a net loss of $9.7 million or $0.19 per share compared to net earnings of $15.3 million or $0.29 per diluted share in the first nine months of 2004. In addition to sulfite pulp mill closure charges of $0.38 per diluted share, results for the first nine months of 2005 included after-tax losses of $7.6 million, or $0.15 per share, for the Brainerd mill.

Effective with the first quarter of 2005, the Specialty Products business segment includes the results from two of the Company's converting facilities, which were previously included in the Printing &Writing business segment. As a result, the Company has reclassified certain prior-year interim segment information to conform to the 2005 presentation.

OPERATIONS REVIEW

Net Sales
                                         Three Months            Nine Months
                                      Ended September 30,    Ended September 30,
(all dollar amounts in thousands)     2005        2004        2005       2004
Net sales                            $285,624   $262,428    $828,656   $778,352
Percent increase                        9%         5%          6%         6%

Consolidated net sales of $285.6 million for the three months ended September 30, 2005 improved 9% over consolidated net sales of $262.4 million for the three months ended September 30, 2004. Shipments improved 7% quarter-over-quarter with 228,775 tons shipped during the third quarter of 2005 and 213,293 tons shipped during the third quarter of 2004.
                                       10
During the same comparative periods, average net selling price improved nearly 1%, or approximately $2 million, with a decline in overall product mix partially offsetting the benefit of actual product selling price increases.

For the nine months ended September 30, 2005 and 2004, consolidated net sales were $828.7 million and $778.4 million, respectively, or a 6% improvement year-over-year. Year-to-date shipments at September 30, 2005 were 672,091 tons which represented a 3% increase over the 649,858 tons shipped during the same nine-month period in 2004. During the first nine months of 2005, average net selling price improved approximately 3%, or $21 million, with actual selling price increases of approximately 4% partially offset by a slight decline in product mix.

Quarter-over-quarter net sales and shipments in the Specialty Products' business segment were essentially unchanged for the third quarters of 2005 and 2004. Net sales were $115.5 million and $114.6 million for the three months ended September 30, 2005 and 2004, respectively. Third quarter shipments were 101,385 tons and 101,547 tons in 2005 and 2004, respectively.

For the first nine months of 2005, Specialty Products' net sales were similar at $347.8 million compared to $347.2 million in the first nine months of 2004. Shipment volume declined 4% to 306,577 tons during the first nine months of 2005 compared to 317,886 tons shipped during the first nine months of 2004. Approximately one-half of the year-over-year decline in volume was due to reduced paper mill packaging shipments. The decline in total volume year-over-year was offset by a like increase in average net selling price of 3%. While the traditional markets in which this segment competes remain price sensitive, the improvement in average net selling price is due in part to the segment's focus on new product development and the introduction of new products in the market place. To date, approximately one-third of the improvement in average net selling price is due to product mix enhancements.

For the three months ended September 30, 2005, Printing & Writing reported net sales of $100.5 million, an increase of 13% over reported net sales in the third quarter of 2004 of $89.4 million. The current quarter improvement in net sales was due to a more than 16% increase in volume as 84,194 tons were shipped during the third quarter of 2005 compared to 72,287 tons during the third quarter of 2004. The improvement in shipment tons quarter-over-quarter was due primarily to increased shipments from the Brainerd mill, acquired in the fourth quarter of 2004, and was somewhat offset by a decline in average net selling price of nearly 5%. The decrease in average net selling price is principally due to the commodity-oriented product mix produced and shipped from the Brainerd mill. Actual product selling prices increased approximately 1%, or approximately $1 million, as compared with last year as continued year-over-year declines in the uncoated freesheet paper markets have made it difficult to increase selling prices.

Year-to-date net sales for Printing & Writing increased 9% to $288.4 million in 2005 from $264.7 million in 2004. Shipment volume improved 12% year-over-year with 244,765 tons shipped during the nine months ended September 30, 2005 and 218,380 tons shipped during the nine months ended September 30, 2004. As in the quarterly comparison, the increase in volume is due primarily to increased shipments from the Brainerd mill which is somewhat offset by a
                                       11
decline in average net selling price of approximately 3% due to the commodity-oriented product mix produced and shipped from the Brainerd mill.

Towel & Tissue reported net sales of $69.6 million for the three-month period ended September 30, 2005, an increase of 19% from net sales of $58.5 million reported in the same three-month period of 2004. Total shipments increased 9% to 43,196 tons from 39,459 tons during the same period last year, despite less than one percent growth in the "away-from-home" towel and tissue market in which this business segment competes. Average net selling price increased nearly 10%, or approximately $6 million, in the third quarter of 2005 over the third quarter of 2004 due principally to significant pricing gains experienced in this business segment.

Net sales for the first nine months of 2005 and 2004 were $192.5 million and $166.4 million, respectively, for Towel & Tissue-an improvement of 16%. Product selling price increases drove an increase in average net selling price of more than 9% as compared to 2004. In addition, shipments of 120,749 tons during the first three quarters of 2005 increased 7,157 tons or 6% over shipments of 113,592 tons during the first three quarters of 2004.

Gross Profit
                                          Three Months           Nine Months
                                       Ended September 30,   Ended September 30,
(all dollar amounts in thousands)        2005      2004        2005      2004
Gross profit on sales                   $8,142    $32,445     $48,123   $87,279
Gross profit margin                       3%        12%         6%        11%

Gross profit for the three months ended September 30, 2005, was $8.1 million compared to $32.4 million for the three months ended September 30, 2004. The third quarter of 2005 includes $20.6 million in charges related to the planned closure of Printing & Writing's sulfite pulp mill located in Brokaw, Wisconsin. The charges, which impacted gross profit by more than 7 percentage points, consist primarily of accelerated depreciation on assets that will be abandoned upon closure. Energy-related prices, impacted by the production and supply disruptions caused by Hurricane Katrina, increased approximately $5 million in the third quarter of 2005 compared to the third quarter of 2004, with natural gas prices and fuel surcharges accounting for $1.7 million and $1.2 million of the increase, respectively. Quarter-over-quarter, fiber prices decreased approximately $1 million with market pulp declining $1.3 million or 2%; wastepaper declining $1.3 million or 28%; and linerboard declining $0.4 million or 6%. Partially offsetting these reductions were increases in pulpwood prices of $0.9 million or 12% and purchased towel and tissue parent rolls of $0.8 million or 6%.

Year-to-date, gross profit decreased from $87.3 million, or 11% of consolidated net sales, to $48.1 million, or 6% of consolidated net sales. As in the quarterly comparison, pulp mill closure charges and unfavorable energy costs negatively impacted the gross profit margin year-over-year. In addition, on a year-to-date basis, market pulp costs, pulpwood prices, linerboard and purchased towel and tissue parent roll prices negatively impacted the gross profit margin. These negative factors more than offset average net selling price increases, volume gains and continuing cost reduction efforts. Year-over-year, market pulp prices increased 4%, or $7 million.
                                       12
Specialty Products' cost-reduction efforts were more than offset by higher current year manufacturing costs, including market pulp, linerboard and energy, resulting in lower gross margins of 8% in the third quarter and first nine months of 2005 compared to 10% in the third quarter and first nine months of 2004.

In the third quarter of 2005, Printing & Writing's gross profit as a percent of net sales was a negative 17% compared to gross profit of 10% of net sales for the third quarter of 2004. Gross profit margin was unfavorably impacted by a $20.6 million pre-tax charge to cost of products sold, or a 20 percentage-point reduction in gross profit, as a result of the planned closure of the sulfite pulp mill located in Brokaw, Wisconsin. The pulp mill closure charge included accelerated depreciation on pulp mill related assets that will be abandoned as
a result of the closure.    In addition to the unfavorable impacts of energy
described in the consolidated comparison, the Printing & Writing business segment absorbed operational losses incurred at the Brainerd mill which was acquired in October 2004.

Year-to-date, Printing & Writing's gross profit margin was a negative 8% in 2005 compared to 8% for the same nine month period of 2004. The business segment recorded a pre-tax pulp mill closure charge of $29.9 million to cost of goods sold, a 10 percentage-point reduction in gross profit. As in the quarter-over-quarter comparison, operational losses at the segment's Brainerd mill and unfavorable impacts of energy prices drove the current-year gross profit margin lower. In addition, year-over-year unfavorable market pulp prices were also a factor in deterioration of the gross profit margin for the first nine months of 2005.

The gross profit margin for Towel & Tissue was 22% in the third quarter of 2005 compared to 20% in the third quarter of 2004. Increased average selling price, improved operations and a decline in wastepaper prices offset increases in purchased towel and tissue parent roll and energy prices described in the consolidated comparison.

Towel & Tissue gross profit margin improved to 22% during the first nine months of 2005 compared to 20% reported during the first nine months of 2004. The year-over-year comparison was impacted by similar factors as the quarter-over-quarter comparison.

Consolidated order backlogs were similar year-over-year with approximately 46,400 tons at September 30, 2005, and approximately 46,300 tons at September 30, 2004. Backlog tons at September 30, 2005 represent $58.0 million in sales compared to $57.3 million in sales at September 30, 2004. Improvements in customer backlog were evident in Printing & Writing and Towel & Tissue, while Specialty Products' customer backlogs declined. Specialty Products' backlog tons declined from 33,900 tons as of September 30, 2004, to 31,800 tons at September 30, 2005. Printing & Writing backlog tons improved to 9,600 tons at the end of the third quarter of 2005 compared to 7,500 tons at the end of the third quarter of 2004. Towel & Tissue experienced slightly improved backlogs with 5,000 tons and 4,900 tons reported at the end of the third quarter of 2005 and 2004, respectively. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.
                                       13

Selling and Administrative Expenses
                                           Three Months          Nine Months
                                         Ended September 30, Ended September 30,
(all dollar amounts in thousands)          2005      2004      2005      2004
Selling and administrative expense        $19,108   $17,158   $55,011   $55,796
Percent increase (decrease)                  11%      4%         (1%)     11%
As a percent of net sales                     7%      7%          7%       7%

Selling and administrative expenses in the third quarter of 2005 were $19.1 million compared to $17.2 million in the same period of 2004. Stock-based incentive compensation programs resulted in a provision of $0.3 million for the three months ended September 30, 2005 compared to a credit of $0.2 million for
the three months ended September 30, 2004.   After adjusting for stock-based
incentive compensation programs, the balance of the increase is due to Brainerd mill expenses, as well as, advertising and promotional expenses associated with new product introductions.

Selling and administrative expenses for the nine months ended September 30, 2005 were $55.0 million compared to $55.8 million in the same period of 2004. Stock-based incentive compensation programs resulted in a credit of $2.5 million for the nine months ended September 30, 2005 compared to a provision of $2.0 million for the nine months ended September 30, 2004. After adjusting for incentive compensation programs, the balance of the year-over-year change is due to Brainerd mill expenses, as well as, increased advertising and promotional expenses, wage and benefit costs, legal, audit and consulting expenses.

Restructuring Charge

The Company recorded a pre-tax $0.2 million closure charge in the third quarter of 2005 for employee severance benefits and other associated closure costs directly related to the announced closing of the sulfite pulp mill located at Printing & Writing's Brokaw papermaking mill. For the first nine months of 2005, the Company has recorded pre-tax restructuring charges of $0.4 million. Additional restructuring charges related to the pulp mill closure are expected to be recorded in the fourth quarter of 2005 as a result of employee severance costs and other associated costs.

Other Income and Expense

                                           Three Months          Nine Months
                                         Ended September 30, Ended September 30,
(all dollar amounts in thousands)          2005      2004      2005      2004
Interest expense                         $2,718    $2,608    $8,055    $7,685
Other income                                124       191       361       483

Interest expense was slightly higher between comparable quarterly periods of 2005 and 2004 at $2.7 million and $2.6 million, respectively, as well as comparable year-to-date periods of 2005 and 2004 at $8.1 million and $7.7 million, respectively. The increase was due to slightly higher interest rates in 2005 compared to 2004. Long-term debt was $161.3 million and $161.5 million
                                       14
at September 30, 2005 and 2004, respectively. Long-term debt at December 31, 2004, was $161.8 million. Interest expense in 2005 is expected to be comparable to 2004 levels for the remainder of the year. Other income, consisting principally of interest income, in the third quarter of 2005 is similar to the same period last year. Year-to-date other income is slightly lower in 2005 compared to 2004 due to reduced interest income as a result of lower cash and cash equivalent balances in the current period.

Income Taxes
                                            Three Months         Nine Months
                                         Ended September 30, Ended September 30,
(all dollar amounts in thousands)          2005      2004      2005      2004
(Credit) provision for income taxes      ($4,794)   $4,762   ($5,238)   $8,984
Effective tax rate                           35%       37%       35%       37%

The effective tax rates for the periods presented are indicative of the Company's normalized tax rate. The change in the effective tax rate for 2005 is due to minor adjustments to the Company's deferred income taxes. The effective rate for 2005 is expected to remain at 35%.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten year period beginning in 2005, which are mainly for U.S. manufacturing businesses and multinational companies. The Company has not yet completed its assessment of how the Act might impact its future results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures
                                                Nine Months Ended September 30,
(all dollar amounts in thousands)                      2005        2004
Cash provided by operating activities                $ 3,708     $47,102
Capital expenditures                                  26,606      16,579

For the nine months ended September 30, 2005, cash provided by operating activities was $3.7 million compared to cash provided by operating activities of $47.1 million for same period in 2004. Inventory increased approximately $15 million during the first nine months of 2005 compared to flat year-over-year inventories during the first nine months of 2004. The increase in inventory levels are primarily attributable to the Printing & Writing business segment where weak demand, as well as, an inventory build at the Brainerd mill which was acquired in October 2004, have driven inventories to higher levels. The remaining use of cash is related to year-over year decreases in accounts payable, accrued and other liabilities and income taxes. On a combined basis, these items decreased approximately $20 million during the first three quarters of 2005 compared to an increase of nearly $7 million during the first three quarters of 2004.

The Company has established an average internal rate of return target of 17% on all capital projects approved in 2005. This objective was achieved on projects approved during the first nine months of the year. Capital spending for the first nine months of 2005 was $26.6 million
                                       15
compared to $16.6 million during the first nine months of 2004. Total capital spending for the full-year of 2005 is expected to be between $30 million and $35 million.

For 2005, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments. Specialty Products spent $2.1 million on paper mill related equipment at the Rhinelander, Wisconsin, Mosinee, Wisconsin and Jay, Maine mills. Printing & Writing spent $1.1 million on a palletizer project at the Groveton, New Hampshire facility and $0.2 million as part of a capital project to expand premium papers production capabilities at the Brokaw, Wisconsin paper mill. Towel & Tissue spent $4.5 million on various converting lines.

The balance of spending for the first nine months of 2005 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $13.2 million for essential non or low-return projects, and approximately $5.5 million on projects expected to provide a return on investment that exceeds the Company's cost of capital.

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

During the second quarter, the Company announced its intent to sell approximately 12,000 acres of timberlands, or 10% of the Company timberland holdings. During the third quarter of 2005, the Company sold approximately 670 acres of timberlands for $1.2 million, generating an after-tax gain of $0.7 million. Year-to-date through September 30, 2005, the Company has sold approximately 750 acres for $1.4 million, recording an after-tax gain of approximately $0.9 million.

On October 24, 2005, the Company announced that due to the planned fourth quarter closure of the sulfite pulp mill in Brokaw, Wisconsin, lands that supported the supply of pulpwood to that pulp mill are no longer strategic to the operations of the Company. As a result, the timberland divesture program will be expanded from 12,000 acres to 42,000 acres. Under this expanded program, the Company expects to generate proceeds of $46 million and an after-tax gain of approximately $29 million or $0.57 per share over the next three to four years.
                                       16

Debt and Equity
                                                SEPTEMBER 30,   December 31,
(all dollar amounts in thousands)                   2005           2004
Short-term debt                                $        60    $       115
Long-term debt                                     161,268        161,833
Total debt                                         161,328        161,948
Stockholders' equity                               333,773        357,092
Total capitalization                               495,101        519,040
Long-term debt/capitalization ratio                    33%            31%

As of September 30, 2005, there was no significant change in total debt as compared to December 31, 2004.

On September 30, 2005, the Company had approximately $100 million available borrowing capacity under a credit facility that expires on August 31, 2008.
The Company's cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, fund dividend payments to shareholders, and continue to repurchase shares of the Company's common stock.

Early in the second quarter of 2005, the Company announced its intent to reactivate its common stock buy-back program. As a result, during the three months and nine months ended September 30, 2005, a total of 180,000 shares and 404,000 shares, respectively, were repurchased in the open market under authorizations approved by the Board of Directors in 1998 and 2000. At September 30, 2005, there are 2.2 million shares remaining under the authorization approved in 2000 and no shares remaining under the 1998 authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On June 13, 2005, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on August 15, 2005, to shareholders of record on August 1, 2005. At a meeting held on October 21, 2005, the Board of Director's declared a cash dividend in the amount of $0.085 per share on its common stock. The dividend is payable on November 15, 2005, to shareholders of record on November 1, 2005.
                                       17
INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

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

                          PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities - Quarter ending September 30, 2005

                                                                                 Maximum number
                                                        Total number            (or approximate
                                                        of shares (or           dollar value) of
                       Total number                    units) purchased         shares (or units)
                         of shares    Average price   as part of publicly        that may yet be
                        (or units)   paid per share    announced plans         purchased under the
                         purchased      (or unit)        or programs            plans or programs
Period                      (a)            (b)             (c)(1)                     (d)(1)
July                      10,000       $12.63             10,000
August                   170,000       $12.43            170,000
September                      0            0                  0
Quarterly Totals         180,000       $12.44            180,000                    2,234,674

(1) Includes shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in open market or privately negotiated transactions (the "2000 Plan"). No price or expiration date was specified for the program's purchases.

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

                                    WAUSAU PAPER CORP.



November 9, 2005                    SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              WAUSAU PAPER CORP.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       21