Form 10-K
period 2005-12-31
WAUSAU PAPER CORP.
filed 2006-03-15
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
         (Mark One)
  (checked box) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

      (box)     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 1-13923

                              WAUSAU PAPER CORP.
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                          Yes  (box)          No  (checked box)

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                          Yes  (box)          No  (checked box)

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  (checked box)  No  (box)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (checked box)

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of

"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act.
      Large accelerated filer (box)      Accelerated filer (checked box)
      Non-accelerated filer (box)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                          Yes  (box)          No  (checked box)

      As of June 30, 2005, the aggregate market value of the common stock shares held by non-affiliates was approximately $556,501,154. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 16, 2006, 51,021,276 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR USE IN CONNECTION WITH 2006 ANNUAL MEETING OF SHAREHOLDERS
                    (TO THE EXTENT NOTED HEREIN): PART III

                               TABLE OF CONTENTS

                                                                           Page
PART I
Item 1.  Business............................................................1
Item 1A. Risk Factors........................................................9
Item 1B. Unresolved Staff Comments..........................................15
Item 2.  Properties.........................................................16
Item 3.  Legal Proceedings..................................................18
Item 4.  Submission of Matters to a Vote of Security Holders................18

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder
Matters,
                   and Issuer Purchases of Equity Securities................19
Item 6.  Selected Financial Data............................................21
Item 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................22
Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........37
Item 8.  Financial Statements and Supplementary Data........................38
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures.....................72
Item 9A. Controls and Procedures............................................72
Item 9B. Other Information..................................................73

PART III
Item 10. Directors and Executive Officers of the Registrant.................73
Item 11. Executive Compensation.............................................74
Item 12. Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters..........................75
Item 13. Certain Relationships and Related Transactions.....................76
Item 14. Principal Accountant Fees and Services.............................76

PART IV
Item 15. Exhibits and Financial Statement Schedules.........................77

                          FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption "Information Concerning Forward-Looking Statements" in Item 7. This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Wausau Paper Corp. ("Wausau Paper") manufactures, converts, and sells paper and paper products within three principal operating segments: Specialty Products, Printing & Writing and Towel & Tissue. All three of our business segments market their products under the Wausau Paper(trademark) label. Our principal office is located in Mosinee, Wisconsin. At December 31, 2005, we had approximately 3,000 employees at eleven operating facilities located in seven states.


FINANCIAL INFORMATION ABOUT SEGMENTS

Information relating to our sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 13 of the Notes to Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

Wausau Paper competes in different markets within the paper industry. Each of our business segments serve distinct market niches. The various markets for our products are highly competitive, with competition based on service, quality, and price.

Wausau Paper's eleven operating facilities are organized into the three business segments as described below.

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

Specialty Products' papers are sold to manufacturers and converters, primarily in the United States, that serve a host of industries including consumer products, food service, pet food, medical packaging, and manufacturing. Under the Wausau Paper(trademark) label, products are marketed under a variety of brands including ExperTec(trademark), DuraTec(trademark), InvenTec(trademark), ProGard(trademark), ProRedi(trademark), ProPly(trademark), and ProTec(trademark).

Primary competition for Specialty Products comes from approximately 12 paper producing companies of which our principal competitors include Thilmany LLC, Longview Fibre Company, Stora Enso, and Fraser Paper, Inc.

Specialty Products also operates converting facilities in Columbus, Wisconsin, and Jackson, Mississippi, which produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating, and converting. These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging, and corrugated containers. Specialty Products' moisture-barrier laminated roll wrap sales are estimated to be approximately 44% of the North American roll wrap market.

Primary competition in roll wrap comes from approximately 4 other wax and poly laminators and includes Cascades/Sonoco, Inc. and Ludlow Coated Products.

      PRINTING & WRITING

Printing & Writing produces and converts fine printing and writing paper products in four facilities. At facilities in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota, Printing & Writing manufactures and converts a broad line of premium uncoated printing, writing, imaging, text, cover; and board grades, in various weights, colors, sizes, and finishes. Approximately 55% of the fine printing and writing papers produced are colored papers. Distribution warehouses are currently maintained in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; Dallas, Texas; and Los Angeles, California.

Under the Wausau Paper(trademark) label, products are marketed under a variety of brands, including Astrobrights(reg-trade-mark), Astropaque(reg-trade-mark), Royal, Professional Series(trademark), and Creative Collection(trademark). These papers are used for printed and photocopied documents such as annual reports, brochures, announcements, and greeting cards. Approximately 75% of Printing & Writing's products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply and mass merchandisers to reach consumers. Products are also sold in roll form to converters that serve the greeting card, envelope, and announcement industry. The segment's fine printing and writing sales are estimated to be less than 3% of the total uncoated free-sheet market although greater share is held in certain segments of the market.
                                       -2-
Competition in printing and writing grades comes from specialty divisions of major integrated paper companies as well as smaller, privately held non-integrated companies. We estimate that the number of principal competitors in the printing and writing grade papers portion of the uncoated free-sheet market is approximately 14 of which our principal competition includes International Paper Company, Domtar, Inc., and Weyerhaeuser Company.

      TOWEL & TISSUE

Towel & Tissue produces a broad line of paper towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial "away-from-home" market.

Under the Wausau Paper(trademark) name, Bay West(reg-trade-mark) towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft(reg-trade-mark), EcoSoft(trademark), OptiCore(trademark), Revolution(trademark), and Dubl-Tough(reg-trade-mark). These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products. Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels. Towel & Tissue's paper mill is located in Middletown, Ohio and its converting facility and main distribution warehouse are located in Harrodsburg, Kentucky. In addition, Towel & Tissue currently maintains a distribution warehouse in Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Towel & Tissue. Our major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

      EXPORT SALES

Currently, foreign sales represent approximately 8 percent of Wausau Paper's consolidated net sales, with sales to Canada representing 6 percent of consolidated net sales. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

In January 2002, the Appellate Body of the World Trade Organization ("WTO") held that the United States extraterritorial income exclusion ("ETI") was a prohibited export subsidy similar to the benefits derived from a foreign sales corporation. The United States enacted legislation in October 2004 which addressed the European Union's objections regarding the ETI regime. The American Jobs Creation Act of 2004 included the repeal of ETI and provided a deduction with respect to income of certain United States manufacturing activity in 2005. The ETI regime repeal becomes fully effective in 2007. For transactions prior to 2005, we will retain 100 percent of the ETI benefit. For transactions in 2005 and 2006, the ETI benefit will be available, but at a reduced rate of 80 percent and 60 percent, respectively. During February 2006, the WTO appellate panel ruled that because the American Jobs Creation Act of 2004 allowed for a gradual phaseout of ETI, the United States is still in breach of the WTO rules. In the absence of a
                                       -3-
resolution to the dispute, European Union sanctions could be imposed by May 14, 2006. We are currently evaluating the financial impact of the repeal of ETI and the implementation of the qualified production activities deduction.

      RAW MATERIALS

Pulp is the basic raw material for paper production and represents approximately one-half of the total raw material cost of making paper. The

Mosinee and Brokaw mills were our only facilities with pulping operations. In November 2005, the Brokaw pulping operation was permanently shut down. During 2005, the pulp mills provided a percentage of the fiber needs to our Wisconsin paper operations as follows: Mosinee, 60%; Brokaw, 51%; and Rhinelander, 5%.

Wood fiber required for operation of our pulp mills in 2005 was purchased on the open market in the form of pulpwood and chips from independent contractors. In addition, approximately 9% of the timber consumed in pulping operations is produced from Wausau Paper-owned timberlands. Open-market pulpwood was purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis. Open-market chips were also purchased from independent sawmills. The balance of our pulp needs at Mosinee and Brokaw and all of the pulp used at our other facilities (an aggregate of approximately 450,000 air-dried metric tons in 2005) was purchased on the open market, principally from pulp mills throughout the United States and Canada.
We have purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for Printing & Writing's recycled products. Recycled fiber is in adequate supply and readily obtainable. Additionally, Towel & Tissue fulfills substantially all of its de-inked fiber needs from 100% recycled wastepaper which is readily available from domestic suppliers. Approximately 150,000 standard tons of wastepaper is consumed annually. In addition, approximately 40% of Towel & Tissue's parent roll supply needs are purchased from outside sources at then current market prices.

Various chemicals are used in the pulping and papermaking processes. These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

      ENERGY

Wausau Paper's paper mills require large amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Wausau Paper operated facilities. We generate approximately 33% of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower. Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations. We continue to explore alternative power sources as an ongoing business process and are party to an operating lease for a co-generation electrical power facility for our Groveton mill.
                                       -4-
Wausau Paper contracts for the supply and delivery of natural gas at some of our facilities. Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period. Contracts expire at various times between 2006 and 2019.
At December 31, 2005, we also have volume commitments for the supply of fuel oil, natural gas, coal, paper, and certain raw materials. These obligations expire in 2006 and 2007. Wausau Paper may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

      PATENTS AND TRADEMARKS

Wausau Paper develops and files trademarks and patents, as appropriate. Trademarks include Wausau Paper(trademark), ProPly(trademark), ExperTec(trademark), DuraTec(trademark), InvenTec(trademark),
ProGard(trademark), ProRedi(trademark), ProTec(trademark),
Astrobrights(reg-trade-mark), Astropaque(reg-trade-mark),
Exact(reg-trade-mark), Bay West(reg-trade-mark), EcoSoft(trademark), DublSoft(reg-trade-mark), OptiCore(trademark), Revolution(trademark), and Wave 'N Dry(reg-trade-mark), among others. Our patents cover various paper towel dispensers and metering or other mechanisms for towel dispensers and cabinets and certain silicone release papers. We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business. We do not own or hold material licenses, franchises or concessions.

      SEASONAL NATURE OF BUSINESS

The markets for some of the grades of paper produced by Wausau Paper tend to be somewhat seasonal. However, the marketing seasons for these grades are not necessarily the same. Overall, we generally experience lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers following the year-end holiday season.

      WORKING CAPITAL

As is customary in the paper industry, Wausau Paper carries adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to our customers.

      MAJOR CUSTOMERS

A substantial portion of our business is with customers in various paper converting, paper merchant, or distribution businesses. No single customer accounted for 10% or more of our consolidated net sales during 2005. On a segment basis, one customer accounted for approximately 18% of our Printing & Writing business net sales and one customer accounted for approximately 13% of our Towel & Tissue net sales while no single customer in Specialty Products' business segment comprised 10 % or more of the respective segment net sales.
                                       -5-
      BACKLOG

Consolidated order backlogs at December 31, 2005 increased to approximately 42,500 tons representing $52.1 million in sales compared to 35,100 tons, or $42.0 million of sales at December 31, 2004 and 31,600 tons, or $33.4 million in sales at December 31, 2003. The change in customer order backlog at December 31, 2005 compared to December 31, 2004 does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers. A backlog of unmade customer orders is monitored to optimize paper machine production. The majority of our customer orders are filled within 15 days of receipt. The entire backlog at December 31, 2005 is expected to be shipped during fiscal 2006. Information on backlogs by business segment is included in Item 7 of this report.

      RESEARCH AND DEVELOPMENT

Research and development projects for the last three fiscal years primarily involved development of new release liners for Specialty Products' line of "peel-and-stick" liner papers, food-packaging/food-service papers and the development of new color and writing grades at Printing & Writing.
Expenditures for product development were $1.9 million in 2005, $1.9 million in 2004, and $2.2 million in 2003.

      ENVIRONMENT

Wausau Paper is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require us to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase our capital requirements and certain operating expenses in future years.

Wausau Paper has a strong commitment to protecting the environment. Like our competitors in the paper industry, we face increasing capital investments and operating expenses to comply with expanding and more stringent environmental regulations. We estimate that our capital expenditures for environmental purposes will approximate $3.5 million in 2006.
We believe that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on our competitive position, consolidated financial condition, liquidity, or results of operations.

Wausau Paper is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of Wausau Paper that under Wisconsin environmental laws we may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells located in close proximity to the landfill. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June
                                       -6-
2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, we entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies. We worked with the DNR on the development of the study and work plan which was initiated in early 2003. A report based upon the study was submitted to the DNR in 2004. The DNR has not provided a response to the study submission. We estimate that the costs of remediation of the entire site for all parties will be approximately $3 million, based upon the remediation method our consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different since no timetable or decision on the actual remediation work has yet been developed. Our share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other PRPs, we are of the opinion that such costs will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of Wausau Paper. We are also pursuing insurance coverage of our remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance.

Note 10 of the Notes to Consolidated Financial Statements discusses our policies with respect to the accrual of remediation costs. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs. We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

      EMPLOYEES

Wausau Paper had approximately 3,000 employees at the end of 2005. Most hourly mill employees are covered under collective bargaining agreements. A new four-year labor agreement was negotiated with USW International Union at Specialty Products' Mosinee, Wisconsin facility in 2005. The labor contract at our Specialty Products' Rhinelander, Wisconsin facility expired on December 31, 2005 and is in the process of being negotiated. Labor agreements will expire at other facilities in 2006, 2007, 2008 and 2009. We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.
                                       -7-
EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to executive officers of Wausau Paper as of March 15, 2006. Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

      SAN W. ORR, JR., 64
      Chairman of the Board of the Company and Advisor, Estates of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995; 1989-1990); formerly Chairman of the Board (1987-1997) and a Director (1972-1997) of Mosinee Paper Corporation; also a Director of Marshall & Ilsley Corporation.

      THOMAS J. HOWATT, 56
      President and Chief Executive Officer. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

      STUART R. CARLSON, 59
      Executive Vice President, Administration. Previously, Senior Vice President, Specialty Paper Group (1997-2000), and Senior Vice President - Administration (1993-1996), and Vice President Human Resources (1991-
      1993) of Mosinee Paper Corporation. Also Director of Human Resources, Georgia Pacific, Inc. (1990-1991) and Corporate Director of Industrial Relations, Great Northern Nekoosa Corporation (1989-1990).

      ALBERT K. DAVIS, 58
      Senior Vice President, Specialty Products and Acting Senior Vice President, Printing & Writing. Previously, Vice President of Operations (1996 - 2000), Vice President of Engineering (1990 - 1996), and Director of Engineering (1983-1990), Rhinelander Paper Company, Inc.

      PETE R. CHIERICOZZI, 62
      Senior Vice President, Towel & Tissue since September, 2003. Previously, Consultant, Self-employed (2002), Vice President, Sales and Marketing, SCA Tissue (2001), Executive Vice President, Sales and Marketing, Georgia-Pacific Tissue (2000), Executive Vice-President, Wisconsin Tissue (Division of Chesapeake Corporation) (1999).

      SCOTT P. DOESCHER, 46
      Senior Vice President, Finance, Secretary and Treasurer since May, 2001. Previously, Vice President, Finance, Printing & Writing Group (1998-
      2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).
                                       -8-
      DENNIS M. URBANEK, 61
      Senior Vice President, Engineering and Environmental Services. Previously, Vice President, Engineering and Environmental Services (1996-
      1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee's Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

AVAILABLE INFORMATION

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to "Investor Information
- SEC Filings" at www.wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission ("SEC").

ITEM 1A.  RISK FACTORS

An investment in Wausau Paper stock involves risk. You should carefully consider the following risk factors and the other information contained in this Annual Report on Form 10-K and in other reports that we file from time to time with the SEC. Our business, financial condition and results of operations could be harmed if any of the following risks occur. In that case, the trading price of our common stock may decline. In addition to the following risk factors, you should carefully review the cautionary statement made under "Information Concerning Forward-Looking Statements" in Item 7.

      THE SEGMENTS OF THE PAPER INDUSTRY IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE OUR SALES AND PROFITABILITY.

      We compete in different markets within the paper industry on the basis of the quality of our products, customer service, product development activities, price, and distribution. All of our markets are highly competitive. Our competitors vary in size, and many have greater financial and marketing resources than we do. In some of our markets, the industry's capacity to make products exceeds current demand levels. Competitive conditions in some of our segments have caused us to incur lower net selling prices and reduced gross margins and net earnings. These conditions may continue indefinitely. See
Item 1 of this report for information regarding the number and identities of our competitors in our operating segments. See Item 7 concerning recent competitive conditions in the markets we serve.

      As a producer of specialty papers, we target markets in which our relative size, equipment and product development capabilities, and customer service emphasis provide us a competitive advantage. We work to limit our exposure to commodity products where larger competitors with more efficient equipment generally have production cost advantages. Recent improvements in some commodity products have narrowed the quality differential between these products and our specialty products. Changes of this nature could further "commoditize" and reduce the size of our target markets.
                                       -9-
      CHANGES WITHIN THE PAPER INDUSTRY MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

      Changes in the identity, ownership structure, and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance. New competitors may include foreign-based companies and commodity-based domestic producers who could enter our specialty markets if they are unable to compete in their traditional markets. The paper industry has also experienced consolidation of producers and distribution channels. Further consolidation could unite other producers with distribution channels through which we currently sell, limiting access to our target markets.

      OUR BUSINESS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY DOWNTURNS IN THE TARGET MARKETS THAT WE SERVE OR REDUCED DEMAND FOR THE TYPES OF PRODUCTS WE SELL.

      Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our products. For example, our "away-from-home" towel and tissue business usually declines during periods of economic slowdowns as business and recreational travel is curtailed. Also, demand for uncoated freesheet papers, the broad market category in which Printing & Writing competes, has declined in five of the last six years due to such factors as general economic conditions, office employment trends and the increased use of electronic communications. There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

      THE COST OF RAW MATERIALS AND ENERGY USED TO MANUFACTURE OUR PRODUCTS COULD INCREASE.

      Raw materials comprise approximately 50% of our cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for more than one-half of this total. Raw material prices will change based on supply and demand on a worldwide spectrum. Pulp price changes can occur due to worldwide consumption levels of pulp, pulp capacity, expansions or curtailments, inventory building or depletion, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

      We generate approximately 33% of our energy needs. Energy costs may fluctuate significantly due to increased worldwide consumption levels, disruptions in supply due to natural catastrophes or political turmoil, or decreased production capacity.

      We may not be able to pass increased cost for raw materials or energy to our customers if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. Even if we are able to pass through increased cost of raw materials or energy, the resulting increase in the selling prices for our products could reduce the volume of products we sell and decrease our revenues. While we may try, from time to time, to hedge against price increases, we may not be successful in doing so.
                                       -10-
      We currently purchase approximately 40%, or more than 60,000 tons per year, of our towel and tissue parent roll needs from other producers in the paper industry. A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

      THE FAILURE TO DEVELOP NEW PRODUCTS COULD REDUCE THE OVERALL DEMAND FOR OUR PRODUCTS AND OUR NET INCOME.

      We have a goal of generating at least 25% of our annual revenue from products introduced within the previous three years. Our sales volume and net earnings may decrease if we do not satisfy new customer product preferences or fail to meet new technology demands of our customers.

      IF WE FAIL TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR LARGER CUSTOMERS, OUR BUSINESS MAY BE HARMED.

      We do not have long-term, fixed quantity supply agreements with our customers. Due to competition or other factors we may lose business from our customers, either partially or completely. The loss of one or more of our significant customers, or a substantial reduction of orders by any of our significant customers, could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to replace that revenue source, which could harm our financial results.

      WE MAY BE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH ORGANIZED LABOR
UNIONS.

      The majority of our hourly production workforce is represented by labor unions. While we believe we enjoy satisfactory relationships with all of the labor organizations that represent our employees, we cannot guarantee that labor-related disputes will not arise. Labor disputes could result in disruptions in production and could also cause increases in production costs, which could damage our relationships with our customers and adversely affect our business and financial results.

      THE COSTS OF COMPLYING WITH ENVIRONMENTAL REGULATIONS MAY INCREASE SUBSTANTIALLY AND ADVERSELY AFFECT OUR CONSOLIDATED FINANCIAL CONDITION, LIQUIDITY, OR RESULTS OF OPERATIONS.

      We are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes. Environmental laws impose liability and clean-up responsibility for releases of hazardous substances into the environment. We will continue to incur substantial capital and operating expenses in order to comply with current law. Any changes in these laws or their interpretation by government agencies or the courts may significantly increase our capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of operation. In addition, we may be required to eliminate or mitigate any adverse effects on the
                                       -11-
environment caused by the release of hazardous materials, whether or not we had knowledge of, or were responsible for, such release. We may also incur liability for personal injury and property damages as a result of discharges into the environment. The costs of remediation of known environmental sites, such as described in Note 10 of the Notes to Consolidated Financial Statements, may exceed current estimates and there may be additional sites not now known to us that may require significant remediation expenses in the future. If costs or liabilities related to environmental compliance increase significantly, our consolidated financial condition, liquidity, or results of operations may be adversely affected.

      WE MAY BE UNABLE TO GENERATE SUFFICIENT CASH FLOW TO SIMULTANEOUSLY FUND OUR OPERATIONS, FINANCE CAPITAL EXPENDITURES, SATISFY OTHER OBLIGATIONS, AND MAKE DIVIDEND PAYMENTS ON OUR COMMON STOCK.

      Our business is capital intensive and requires significant expenditures for equipment maintenance and new or enhanced equipment for environmental compliance matters, and to support our business strategies. We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of timberlands, our existing credit facility or other bank lines of credit, and other long-term debt. If we are unable to generate sufficient cash flow from these sources or if we are unable to secure needed credit, we could be unable to meet our near- and longer-term cash needs or make dividend payments.

      IF WE HAVE A CATASTROPHIC LOSS OR UNFORESEEN OR RECURRING OPERATIONAL PROBLEMS AT ANY OF OUR FACILITIES, WE COULD SUFFER SIGNIFICANT LOST PRODUCTION AND/OR COST INCREASES.

      Our paper making and converting facilities and distribution warehouses may suffer catastrophic loss due to fire, flood, terrorism, or other natural or man-made events. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, delay or reduce shipments, reduce revenue, and result in significant expenses to repair or replace the facility. These expenses and losses may not be adequately covered by property or business interruption insurance. Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

      OUR ACQUISITIONS, FACILITY CLOSINGS, OR OTHER STRUCTURAL CHANGES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

      In the normal course of business, we frequently engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition of another business. We also continually review and may implement structural changes designed to improve our operations or to reflect anticipated changes in long-term market conditions. As a result of recent or similar future transactions, our financial results may differ from the investment community's expectations in a given quarter, or over the long term. We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. We may also have difficulty integrating a new manufacturing facility into current operations. These difficulties can arise for a variety of reasons, including, the size and
                                       -12-
complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, liquidity, and results of operations could be negatively impacted.

      IF WE INCUR A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND STOCK PRICE.

      Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations promulgated by the SEC (collectively, "Section 404") require us to assess and report on our internal control over financial reporting as of the end of each fiscal year. In our report under Section 404 which is included in
Item 8 of this report, we have concluded that our internal control over financial reporting is effective. Our auditors have concurred on that assessment.

      If we should develop a material weakness in our control over financial reporting, it could have a material adverse effect on the company. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. If a material weakness occurs, it could adversely affect our financial reporting process and our financial statements. If we fail to maintain an effective internal control environment it could have a material adverse effect on our business, operating results, and our stock price.

      FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY ADVERSELY AFFECT OUR REPORTED RESULTS OF OPERATIONS.

      A change in financial accounting standards can have a significant effect on our reported results. New accounting pronouncements may adversely affect our reported financial results in the future or require us to restate results we have already reported. New financial accounting standards or interpretations may require us to recognize additional expenses in the future or change the manner in which amounts currently recognized are determined. Such additional expense recognition may result in lower reported net earnings or increased balance sheet liabilities, either of which may reduce the market price of our common stock or affect our compliance with various covenants relating to our indebtedness.

      WE MAY INCUR SIGNIFICANT, UNEXPECTED LIABILITIES FROM CURRENT OR FUTURE CLAIMS, INCLUDING MATTERS NOW THREATENED OR IN LITIGATION.

      We deal with claims which are threatened or made by third parties in the normal course of our business. Some claims result in formal administrative or legal proceedings in which the amounts claimed are significant. We assess each claim and make a judgment whether the claim will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations. Claims which we believe could have material adverse effect if not resolved in our favor, or other claims which we believe to be significant, are discussed in
Item 3 of this report
                                       -13-
and in Note 10 of the Notes to Consolidated Financial Statements for the most recent fiscal year which are included in Item 8 of this report. Our reports do not disclose or discuss all claims of which we are aware. Our assessment of the materiality of any claim is based upon the amount involved, the underlying facts, and our assessment of the likelihood of a material adverse outcome. If our assessment of a claim as immaterial is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity, or results of operations could be harmed.

      WE MAY BECOME INVOLVED IN CLAIMS CONCERNING INTELLECTUAL PROPERTY RIGHTS, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR RELATED EXPENSES IN DEFENDING OUR OWN INTELLECTUAL PROPERTY RIGHTS OR DEFENDING CLAIMS THAT WE INFRINGED THE RIGHTS OF OTHERS.

      None of our trademarks or patents is, in itself, considered to be material to our business. However, taken together, we consider our intellectual property to be a material asset. We may lose market share and suffer a decline in our revenue and net earnings if we cannot successfully defend one or more trademarks or patents.

      We do not believe that any of our products infringe the valid intellectual property rights of third parties. However, we may be unaware of intellectual property rights of others that may cover some of our products or services. In that event, we may be subject to significant claims for damages.

      Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into license agreements, which would reduce our operating margins, or in some cases, we may not be able to obtain license agreements on terms acceptable to us.

      SOME ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS, AS WELL AS PROVISIONS OF WISCONSIN LAW, COULD IMPAIR A TAKEOVER ATTEMPT.

      Our articles of incorporation and bylaws, and our shareholders rights plan, could have the effect of rendering more difficult or discouraging an acquisition of Wausau Paper that is deemed undesirable by our board of directors. These include provisions that:

   (circle)permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, including stock with voting, liquidation, dividend, and other rights superior to our common stock;

   (circle)impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

   (circle)divide our board of directors into three classes of directors serving staggered terms;

   (circle)allow the board of directors to fill any vacancies on our board;
                                       -14-
   (circle)under our articles of incorporation, prohibit us from entering into a "business combination" transaction with any person who acquires 10% of our voting stock at any time (an "interested 10% shareholder") unless certain "fair price" requirements are met or, in the alternative, either
      (a) two-thirds of the shares entitled to vote which are not held by the interested shareholder are voted for the transaction, or (b) the board of directors has approved the transaction;

   (circle)under Wisconsin law, require that two-thirds of our voting stock must vote to approve any merger with another corporation, a share exchange, or the sale of substantially all of our assets;

   (circle)under Wisconsin law, prohibit us from entering into a "business combination" transaction with an interested 10% shareholder for a period of three years from the date such person makes such an acquisition unless our board of directors had approved the business combination or the acquisition of shares before the date of the acquisition;

   (circle)under Wisconsin law, prohibit us from entering into a "business combination" transaction with an interested 10% shareholder at any time after a period of three years from the date of becoming an interested 10% shareholder unless our board of directors had approved the acquisition of shares before the date of the acquisition, the business combination meets certain "fair price" requirements, or the business combination is approved by a majority of the shares entitled to vote which are not beneficially owned by the interested 10% shareholder;

   (circle)under Wisconsin law, reduce the voting power of any shares held by a shareholder who holds in excess of 20% of the shares outstanding to 10% of the full voting power of the excess shares;

   (circle)require a vote by the holders of four-fifths of our outstanding shares to amend the provisions of our articles or bylaws described above; and

   (circle)require that, in many potential takeover situations, rights issued under our shareholder rights plan become exercisable to purchase our common stock and potentially other securities at a price substantially discounted from the then applicable market price.

These provisions and similar provisions that could apply to us in the future may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of, and the voting and other rights of the holders of, our common stock. Such provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than the candidates nominated by our board of directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Wausau Paper's headquarters are located in Mosinee, Wisconsin. Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel. Our operating facilities consist of the following:

                                            Number of
                                              Paper       Practical           2005
      Facility              Product          Machines   Capacity*(tons)    Actual(tons)
      Specialty Products
      Rhinelander, WI        Paper              4          150,000          147,500

      Otis, ME               Paper              2           71,000           68,800

      Mosinee, WI            Paper              4          116,000          112,800
                             Pulp                           96,000           77,300

      Columbus, WI and       Laminated/
      Jackson, MS            Coated Papers      N/A        150,000           66,700

      Printing & Writing
      Brokaw, WI             Paper              4          177,000          150,000

      Groveton, NH           Paper              2          117,000          111,400


      Brainerd, MN           Paper              2          170,000           76,900

      Appleton, WI           Converting         N/A         70,000           35,000

      Towel & Tissue
      Middletown, OH         Towel & Tissue     2          110,000          109,100
                             Deink Pulp                    110,000          106,200

      Harrodsburg, KY        Converted Towel
                             & Tissue           N/A        200,000          163,500

* "Practical capacity" is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity. At Wausau Paper's converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

Wausau Paper currently maintains warehouse distribution facilities in order to provide prompt delivery of its products. The facilities are:

                                                              Owned or
Segment                 Location          Square Feet         Leased (Expiration Date)
Printing & Writing    Appleton, WI          36,000            Owned

                      Brokaw, WI           174,000            Owned

                      Dallas, TX            70,000*           Leased (December 2006)

                      Groveton, NH          80,000            Owned

                      Los Angeles, CA       85,000*           Leased (December 2006)(dagger)


Towel &               Los Angeles, CA       45,000*           Leased (December 2006)(dagger)
Tissue
                      Harrodsburg, KY      460,000            Owned

* guaranteed space

(dagger)Aggregate of approximately 130,000 square feet under one agreement which will expire in December 2006.

Specialty Products and Towel & Tissue also lease limited space in various warehouses to facilitate deliveries to specific customers.

Wausau Paper owns approximately 119,000 acres of timberland in the state of Wisconsin. The growing stock inventory on Company timberlands is an estimated 8 million board feet of saw timber and an estimated 570,000 cords of pulpwood. During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands. During the year we sold approximately 1,200 acres of timberlands. Our timberland sales program is expected to increase to a pace in 2006 that will allow us to complete our sales program within the time period specified.
                                       -17-
ITEM 3.  LEGAL PROCEEDINGS

Wausau Paper has been named as a potentially responsible party with respect to a Mosinee, Wisconsin landfill. See "Environment" in Item 1 and Note 10 in Notes to Consolidated Financial Statements included in Item 8 of this report.

Wausau Paper strives to maintain compliance with applicable environmental discharge regulations at all times. However, from time to time, our operating facilities may exceed permitted levels of materials into the environment or inadvertently discharge other materials. Such discharges may be caused by equipment malfunction, prevailing environmental conditions, or other factors. It is our policy to report any violation of environmental regulations to the appropriate environmental authority as soon as we become aware of such an occurrence and to work with such authorities to take appropriate remediatory or corrective actions.

Wausau Paper may be involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations. See Item 1A, page 13, concerning the possible effect of unexpected liabilities from current or future claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.
                                       -18-
                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND DIVIDEND INFORMATION

Wausau Paper common stock is traded on the New York Stock Exchange under the symbol "WPP".

As of the record date of the annual meeting, February 16, 2006, (the "Record Date") there were approximately 2,800 holders of record of Wausau Paper common stock. We estimate that as of the Record Date there were approximately 6,100 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 51,021,276 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

                                      Market Price        Cash Dividend
      Calendar Quarter              High         Low         Declared
      2005
      First Quarter                $18.13      $13.57           *
      Second Quarter               $14.63      $11.16         $.17
      Third Quarter                $13.23      $11.28         $.085
      Fourth Quarter               $12.63      $10.08         $.085

      2004
      First Quarter                $14.11      $12.20           *
      Second Quarter               $17.44      $13.19         $.17
      Third Quarter                $17.40      $14.54         $.085
      Fourth Quarter               $19.12      $15.15         $.085

      2003
      First Quarter                $12.08      $ 9.30           *
      Second Quarter               $12.23      $10.20         $.17
      Third Quarter                $13.40      $11.03         $.085
      Fourth Quarter               $13.85      $11.75         $.085

      *Two dividends of $.085 per share were declared in the second quarter in 2005, 2004 and 2003.

                                       -19-
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities - Quarter ending December 31, 2005

                                                                          Maximum number
                                                     Total number       (or approximate
                                                      of shares (or     dollar value) of
                       Total number                units) purchased     shares (or units)
                         of shares  Average price as part of publicly   that may yet be
                        (or units) paid per share  announced plans     purchased under the
                         purchased    (or unit)      or programs        plans or programs
Period                      (a)          (b)           (c)(1)                 (d)(1)
October                   40,000       $10.84           40,000
November                 214,700       $11.35          214,700
December                       0            0                0
Quarterly Totals         254,700       $11.27          254,700              1,979,974

(1) Includes shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in open market or privately negotiated transactions (the "2000 Plan"). No price or expiration date was specified for the program's purchases.

STOCK AVAILABLE UNDER COMPENSATION PLANS

Information required by Item 201(d) of SEC Regulation S-K is set forth under
Item 12, Part III of this report.
                                       -20-
ITEM 6.  SELECTED FINANCIAL DATA

WAUSAU PAPER CORP. AND SUBSIDIARIES SELECTED FINANCIAL DATA

(all amounts in thousands,
except per share data)                                            For the Year Ended December 31,
                                                      2005*        2004        2003**      2002        2001
FINANCIAL RESULTS
Net sales                                        $1,097,093   $1,040,717    $971,444    $948,698    $943,729
Depreciation, depletion, and amortization            91,554       59,965      60,823      60,624      60,948
Operating (loss) profit                             (23,129)      41,724      35,278      47,422      28,279
Interest expense                                     10,957       10,285      10,188      10,845      14,416
(Loss) earnings before (credit) provision
    for income taxes                                (33,590)      32,378      25,180      36,618      14,143
Net (loss) earnings                                 (19,465)      20,393      15,863      23,068       8,913
Cash dividends paid                                  17,523       17,560      17,527      17,520      17,498
Cash flows from operating activities                 18,223       70,737      63,105      76,269     103,866

PER SHARE
Net (loss) earnings - basic and diluted             $ (0.38)       $0.39       $0.31       $0.45       $0.17
Cash dividends declared                                0.34         0.34        0.34        0.34        0.34
Stockholders' equity                                   6.03         6.91        6.80        6.91        7.09
Basic average number of shares outstanding           51,448       51,662      51,549      51,532      51,466
Price range (low and high closing)             $10.35-17.64 $12.33-19.12 $9.45-13.58 $8.26-13.80 $8.82-14.00

FINANCIAL CONDITION
Working capital                                    $130,719     $139,542    $136,414    $118,398    $101,724
Total assets                                        820,513      882,234     858,100     873,757     892,008
Long-term debt                                      161,011      161,833     162,174     162,763     192,264
Stockholders' equity                                310,219      357,092     350,316     355,948     364,855
Capital expenditures                                 31,494       29,565      24,261      19,201      29,791

RATIOS
Percent net earnings to sales                          (1.8%)        2.0%        1.6%        2.4%        1.0%
Percent net earnings to average stockholders' equity   (5.8%)        5.8%        4.5%        6.4%        2.6%
Ratio of current assets to current liabilities      1.9 TO 1    1.9 to 1    2.2 to 1    2.0 to 1    1.8 to 1
Percent of long-term debt to total capitalization       34.2%       31.2%       31.6%       31.4%       34.5%

  *In 2005, includes after-tax expense of $24.2 million ($38.4 million pretax) or $0.47 per share for closure costs and restructuring expense as a result of closing the sulfite pulp mill at Printing & Writing's Brokaw, Wisconsin facility.
**In 2003, includes after-tax income of $2.6 million ($4.2 million pretax) or $0.05 per share for a fee for licensing certain patent dispenser technologies as a result of a settlement of all claims of the parties in a patent litigation case.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the economy, and any other expressions of similar import or covering other matters relating to our business and operations. Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions. These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report. We assume no obligation, and do not intend, to update these forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following are the accounting policies which could have the most significant effect on our reported results and require subjective or complex judgments by management.

      SALES RETURNS AND ALLOWANCES

Wausau Paper maintains reserves for expected returns and allowances based on return practices and historical experience. Reserves for returns and allowances may need to be adjusted if actual sales returns differ from estimates.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

Wausau Paper records allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances. Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $1.7 million and $1.8 million at December 31, 2005 and 2004, respectively.

      EXCESS AND OBSOLETE INVENTORY

Wausau Paper records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than we have estimated.

      IMPAIRMENT OF LONG-LIVED ASSETS

Wausau Paper evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We use judgment when applying the impairment rules to determine when an impairment test is necessary.
Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. We are required to make estimates of our future cash flows related to the asset subject to review. These estimates require assumptions about demand for our products, future market conditions, and technological developments. Other assumptions include determining the discount rate and future growth rates.

      INCOME TAXES

Wausau Paper's estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on an analysis of many factors including interpretations of federal, state, and foreign income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed, realization of income tax benefits in future years, and current accounting standards. Estimates are reviewed and updated on a quarterly basis as facts and circumstances change and actual results are known. In addition, federal and state taxing authorities periodically review our estimates and interpretations of income tax laws. Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.
                                       -23-
      PENSION BENEFITS

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors. Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods. Additional information regarding pension benefits is available in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

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

      LITIGATION, CLAIMS, AND CONTINGENCIES

Wausau Paper records environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from third-party experts and our past experience with these matters. At third-party sites where more than one potentially responsible party has been identified, we record a liability for its estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.

FUTURE ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which will be effective for Wausau Paper on January 1, 2006. SFAS 123R requires compensation cost on all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations over the requisite service period based on the grant-date fair value of the award. Additional information regarding the adoption of SFAS 123R is contained in "Note 1 - Description of the Business and Summary of Significant Accounting Policies."
                                       -24-
Other significant accounting policies, not involving the same level of uncertainties as those previously discussed, are important to an understanding of the Consolidated Financial Statements. Additional information regarding significant accounting policies is available in "Note 1 - Description of the Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

OPERATIONS REVIEW

OVERVIEW

Market conditions in 2005 varied significantly among each of our three business segments. Demand for uncoated freesheet papers, the broad market category within which our Printing & Writing business competes, declined modestly in 2005. Uncoated freesheet demand has now declined in five of the last six years with only 2004 showing a slight improvement over this period. Demand for products manufactured in our Towel & Tissue and Specialty Products business segments improved modestly in 2005 and 2004, although demand for specialty products varied widely by product category. Product pricing also varied by business segment with average net selling price increasing in our Towel & Tissue and Specialty Products businesses, but declining in our Printing & Writing segment due primarily to a higher percentage of lower-priced fill products such as commodity offset and reply card in the 2005 sales mix.

On a consolidated basis, the benefits of year-over-year increases in average selling price and shipments were insufficient to offset higher manufacturing costs, losses associated with first full-year operation of the paper mill in Brainerd, Minnesota, and charges related to the closure of a sulfite pulp mill, resulting in a net loss in 2005 as compared to a net earnings in 2004. Additional information on the acquisition of the Brainerd, Minnesota mill and the closure of the sulfite pulp mill is available in "Note 9 - Acquisitions" and "Note 2 - Pulp Mill Closure" in the Notes to Consolidated Financial Statements, respectively. Manufacturing cost increases were due, in large part, to record-high energy prices and increased fiber costs in the most recent year. These increases were in addition to energy and raw material price escalations experienced in 2004.

Despite these near-term cost pressures, we continued to pursue our core business strategies in 2005 and 2004, focusing on product innovation, benchmark customer service, and operational excellence to drive long-term results.
During 2005 and 2004, revenues from products developed in the previous three years exceeded our corporate goal of 25%, helping to increase sales of higher-margin premium products. Paper mill productivity increased 1% in 2005 following a 2% improvement in 2004. In addition, we targeted cost reductions equal to 2% of prior-year cost of sales in both 2005 and 2004, equalizing for production volume and mix differences as well as fiber and energy price variations. While falling slightly short of this goal in 2005, the objective was fully achieved in 2004. In both 2005 and 2004, we achieved a composite internal rate of return for capital approved that exceeded our goal of 17%. These and other improvement initiatives are intended to help us achieve a long-term return-on-capital-employed target of 13%. Our ability to ultimately achieve this target is influenced by internal initiatives as well as external factors including general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and paper pricing.
                                       -25-
Effective with the first quarter of 2005, the Specialty Products business segment included the results from two of our converting facilities, which were previously included in the Printing & Writing business segment. As a result, certain prior-year segment information has been reclassified to conform to the 2005 presentation.

NET SALES

(all dollar amounts in thousands)       2005        2004         2003
Net sales                           $1,097,093   $1,040,717    $971,444
Percent increase                         5%           7%         2%

Net sales for the year ended December 31, 2005, were $1,097.1 million compared to net sales of $1,040.7 million for the year ended December 31, 2004. Total shipments increased 2% in 2005 to 882,267 tons from the 863,055 tons shipped in 2004. Net sales in 2003 were $971.4 million, and total tons shipped were 844,740 tons.

Average net selling price increased nearly 3%, improving net sales by $28 million, in 2005 as compared to 2004, with selling price increases offsetting a slight decline in product mix. Actual product selling prices improved approximately 3%, increasing net sales $33 million while sales mix differences reduced net sales by more than $4 million. Compared to 2003, 2004 average net selling price improved 5%, or $49 million, with actual product selling prices improving 3%, or $29 million, and mix enhancements improving average selling price by 2%, or net sales by $20 million.

Discussion of market conditions and trends is included in the segment summaries that follow. If published market data is available, it is referenced in the discussion. Certain markets within which Wausau Paper competes are small and highly fragmented. Where industry data is not available, our analysis is based on more subjective market indicators, such as order patterns for Wausau Paper products and discussion with customers regarding overall industry volumes.

Specialty Products recorded net sales of $459.0 million on total shipments of 403,747 tons for the year ended December 31, 2005, compared with net sales of $462.8 million on shipments of 421,449 tons in 2004. Lower sales and shipments in 2005 were primarily due to reduced paper mill packaging - comprised primarily of moisture-barrier laminated roll wrap product - and fill product volumes including tablet writing papers. Net sales and shipments in 2003 were $417.1 million and 412,157 tons, respectively. Average net selling price increased 3% in 2005 as compared to 2004, improving net sales by approximately $14 million with the improvement nearly evenly split between actual selling price increases and mix enhancements. Average selling price improved 9% in 2004 compared with 2003, increasing net sales by $37 million. Actual selling price gains increased average net selling price by 6% and net sales by nearly $27 million while sales mix enhancement increased average net selling price by 3% and net sales by $10 million.

Market demand improved in Specialty Products' largest product category, pressure-sensitive backing papers, increasing an estimated 4% in both 2005 and 2004. Demand in Specialty
                                       -26-
Products' second largest product category, food-packaging/food-service papers, also increased an estimated 4% in both 2005 and 2004. Demand for paper mill packaging products declined in both 2005 and 2004 as production of uncoated freesheet, newsprint, and other paper grades trended lower across the industry. Demand for other industrial and consumer papers, most notably masking tape base stock, improved modestly over the comparable two-year period.

Shipments of Specialty Products' pressure-sensitive backing papers decreased 1% in 2005 after increasing 8% in 2004, while food-packaging/food-service shipments improved 3% in 2005 and 6% in 2004. Paper mill packaging shipments declined 13% and 6% in 2005 and 2004, respectively. Shipments of lower-price fill products declined more than 60% in 2005 and nearly 40% in 2004. Specialty Products continued its focused product development efforts in 2005 with revenues from products developed in the previous three years exceeding the corporate goal of 25%.

Despite recent growth in demand, markets remained competitive with competition coming from paper-based products as well as other film-based substrates. As 2006 began, Specialty Products announced selling price increases of 4% to 7% on select paper products as market demand continued to grow at a moderate rate. The success of these increases will likely vary from product to product.

Printing & Writing net sales were $378.1 million in 2005 on shipments of 316,234 tons compared with 2004 net sales of $352.3 million and shipments of 289,703 tons. In 2003, net sales were $341.7 million on shipments of 281,738 tons. Net sales and shipments were favorably impacted in 2005 and 2004 by the fourth-quarter 2004 acquisition and start-up of the Brainerd paper mill. The largest of Brainerd's two paper machines - with production capacity of 90,000 tons per year of uncoated freesheet paper - was started in the fourth quarter of 2004. Weak market conditions, coupled with Brainerd's added production capacity, resulted in higher 2005 production and shipment of lower-priced fill products such as commodity offset and reply card. As weak market conditions persisted throughout 2005, a decision was made to take approximately 23,000 tons of production downtime in the second half of the year. As part of this downtime, a 50,000 ton-per-year machine was temporarily idled at Printing & Writing's Brokaw, Wisconsin, paper mill late in the third quarter with that machine remaining down in early 2006. Management anticipates the restart of this paper machine although no timetable has been established for this machine or the start up of Brainerd's second paper machine, which has production capacity of 80,000 tons per year.

Average net selling price declined 3% in 2005, reducing net sales by $10 million as compared to 2004. Product mix differences, primarily related to higher fill volumes, reduced average net selling price 5%, or net sales by $17 million, while actual product selling prices increased 2%, impacting net sales by more than $7 million. Average net selling price increased less than 1% in 2004 as compared to 2003, improving net sales by $1 million. Product mix enhancements improved average selling price by more than 1%, or net sales by $5 million, while actual product selling prices declined approximately 1%, impacting net sales by $4 million.

Demand for uncoated freesheet papers declined 3% in 2005 following a 1% increase in 2004. Uncoated freesheet demand, impacted by such factors as employment trends and increased
                                       -27-
electronic data communications, declined in five of the last six years. Demand in the text and cover segment of the uncoated freesheet market declined 4% in 2005 following a 1% decline in 2004. Despite continued difficult market conditions, shipments of our premium printing and writing papers, including text and cover, increased 4% in 2005 and 11% in 2004. Shipments through Printing & Writing's retail distribution channel such as office supply stores and other retailers increased 5% in 2005 and 24% in 2004. At the same time, shipments through Printing & Writing's largest distribution channel, traditional paper merchants, increased 9% in 2005 while declining 1% in

2004. Increased paper merchant shipments are the result of higher fill volumes sold in the most recent year. Product pricing has remained very competitive despite the industry-wide capacity rationalization that has occurred in recent years. As 2006 began, prices were firming somewhat due primarily to improved supply discipline within the industry.

Towel & Tissue 2005 net sales were $260.0 million and shipments were 162,286 tons compared to 2004 net sales of $225.7 million and shipments of 151,903 tons. In 2003, net sales were $212.7 million on shipments of 150,845 tons. Average net selling price increased 9% in 2005 as compared to 2004, favorably impacting net sales by $19 million. Actual product price increases improved average selling price by more than 7% and net sales by $17 million, while mix enhancements improved average selling price and net sales by 1% and more than $2 million, respectively. Average net selling price increased 5% in 2004 as compared to 2003, favorably impacting net sales by $12 million. Actual product selling prices increased 3% in 2004, improving net sales by more than $6 million, while sales mix enhancements improved average selling price by 2% and net sales by $5 million.

The "away-from-home" segment of the Towel & Tissue market grew nearly 1% in 2005 and 2% in 2004. Steady growth and industry rationalization of production capacity have resulted in a balanced market and pricing leverage over the past two years. As a result, significant selling price increases were implemented in 2005 and 2004. Shipments of Towel & Tissue's higher-priced, value-added products increased 10% in 2005 and 11% in 2004, while shipments of lower-priced standard products increased 5% in 2005 and declined 2% in 2004.

Approximately 40%, or more than 60,000 tons per year, of Towel & Tissue's total parent roll supply is purchased from other towel and tissue manufacturers. Industry supply of these parent rolls tightened somewhat in 2004 as a result of improved production capacity utilization rates in the industry. Parent roll supply improved late in 2004 with adequate supplies available throughout 2005. We believe that adequate parent roll supply will continue to be available to meet our converting needs. As 2006 began, "away-from-home" towel and tissue market conditions remained stable with demand continuing to expand at a moderate rate.

GROSS PROFIT ON SALES

(all dollar amounts in thousands)     2005       2004        2003
Gross profit on sales               $52,626    $117,541    $102,897
Gross profit margin                    5%         11%         11%

                                       -28-
Gross profit margin decreased to $52.6 million, or 4.8% of net sales in 2005 compared with $117.5 million, or 11.3% of net sales in 2004. Gross profit margin in 2003 was $102.9 million, or 10.6% of net sales. An increased average selling price, operational efficiency gains, and cost reductions were insufficient to offset higher manufacturing costs - most notably energy and fiber prices - and charges related to the closure of the sulfite pulp mill at our Brokaw mill, resulting in lower 2005 margins. Gross profit margins decreased from 8.6% in the first quarter of 2005 to 1.7% in the fourth quarter due, in part, to increased energy costs, pulp mill closure charges, and market demand differences. Compared to 2003, 2004 gross profit margins improved somewhat as an increased average selling price, operational efficiency improvements, and cost reductions more than offset increased fiber, natural gas, and transportation costs.

Raw materials comprise approximately 50% of our total cost of sales with market pulp and wastepaper accounting for approximately one-half of this total. Labor and fringes are approximately 20% of our total cost of sales while utilities account for approximately 10%. Other operating expenses, including outbound freight, depreciation, and maintenance, comprise the remaining 20% of our cost of sales.

Fiber prices - consisting primarily of market pulp, wastepaper, linerboard, pulpwood, and purchased towel and tissue parent rolls - increased over the last two years. As compared to 2004, 2005 fiber costs increased approximately $16 million after increasing approximately $20 million in 2004 as compared with 2003.

Market pulp prices increased over the first half of 2003 before holding relatively steady the balance of the year. Pulp prices increased in the first three quarters of 2004 before declining late in the year. Prices moved higher once again in the first quarter of 2005 followed by another increase in the third quarter before declining somewhat in the fourth quarter. Wastepaper prices declined in the second quarter of 2003 before increasing late in the year through the third quarter of 2004. Pricing declined in the fourth quarter of 2004 with additional declines occurring throughout 2005. In 2005, we consumed approximately 450,000 air-dried metric tons of market pulp and 150,000 standard tons of wastepaper. Approximately 400,000 air-dried metric tons of market pulp and 150,000 standard tons of wastepaper were consumed in 2004. The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $22 per air-dried metric ton, or $9 million, in 2005 as compared to 2004. As compared with 2003, the average price of market pulp increased $40 per air-dried metric ton, or $16 million in 2004. The average price of wastepaper, used in the production of towel and tissue products, decreased $21 per standard ton, or $3 million, in 2005 as compared to 2004 after increasing a like amount in 2004 as compared to 2003. Prices for linerboard, used in the production of moisture-barrier laminated roll wrap, increased approximately $2 million in 2005 as compared to 2004 while pulpwood, used at the company's pulp mills, increased $4 million. Linerboard and pulpwood prices each increased more than $1 million in 2004 as compared to 2003. Purchased towel and tissue parent rolls, used in Towel & Tissue's converting operation, increased $71 per standard ton, or more than $4 million, in 2005 as compared to 2004 after decreasing $18 per standard ton, or $1 million the year before.

Energy-related prices - consisting primarily of natural gas, electricity, coal, fuel oil, and transportation - increased dramatically in 2005 after increasing at a significant but more modest
                                       -29-
rate in 2004. While natural gas prices have been the most volatile of our energy sources, all forms of energy have moved higher in 2005. In total, energy-related costs increased $23 million in 2005 as compared with 2004 and $7 million in 2004 as compared with 2003.

Natural gas prices continued an upward trend in early 2003, peaking in March before generally declining through the balance of the year. Average prices held steady through the first half of 2004, before trending higher in the third and fourth quarters. Natural gas prices trended generally higher in the first three quarters of 2005 before moving significantly higher in the fourth quarter. The late-year move was related, in part, to supply disruptions caused by hurricanes impacting the Gulf of Mexico in the late summer and early fall seasons. The average price of natural gas increased approximately 33%, or $11 million, in 2005 as compared to 2004 after increasing 9%, or $3 million, in 2004 compared with the prior year. Through our cost reduction efforts, we have been successful in improving our energy efficiencies and reducing natural gas consumption in recent years. We currently consume approximately 5 million decatherms annually and have the ability to substitute fuel oil and coal for a portion of this draw if economics allow. We price protect, from time to time, certain volumes of natural gas through fixed-price contracts. Our policy allows for the price protection of up to 50% of our expected use on a rolling 12-month basis. Early in the first quarter of 2006, we had approximately 25% of our April through December 2006 requirements protected at a price 30% below our fourth-quarter 2005 average.

In addition to natural gas, price increases were experienced in 2005 with other sources of energy that are significant to our operations. As compared with 2004, 2005 electricity costs increased 14% or more than $3 million, fuel oil costs increased 35% or $2 million, and coal costs increased 14% or nearly $2 million. Prices for each of these energy costs were relatively flat in 2004 as compared with 2003. In addition, transportation prices increased nearly $5 million in 2005 as compared with 2004 after increasing approximately $4 million the year before.

Market pulp list prices remain relatively stable in early 2006 while natural gas prices have trended lower. Although lower than fourth-quarter levels, natural gas prices are well above historical averages and remain quite volatile.

Labor and fringe costs increased 2.5% in 2005 as compared to 2004 and 2.9% in 2004 as compared to 2003. Health insurance expenses for active employees increased approximately 3% in 2005 following a 21% increase in 2004. Depreciation expenses increased nearly 60% in 2005 as compared with 2004 due primarily to accelerated depreciation related to the 2005 closure of the sulfite pulp mill at Brokaw. Other operating costs, including maintenance, were generally higher in 2005 as a result of operating Brainerd for a full year.

Specialty Products gross profit margins were 7.4% in 2005, 9.8% in 2004, and 7.6% in 2003. Selling price increases, sales mix enhancements, and production efficiency improvements only partially offset higher manufacturing expenses - including energy and fiber - resulting in lower 2005 margins. Energy prices increased more than $6 million in 2005 as compared with 2004 while fiber costs increased more than $7 million over the same period. Energy and fiber costs increased a combined $11 million in 2004 as compared to 2003. Gross profit margins
                                       -30-
deteriorated through the course of 2005 to 4.7% in the fourth quarter as late-year energy cost increases significantly impacted margins.

Printing & Writing recorded a negative gross margin of 9.7% in 2005 compared with gross profit margins of 7.6% in 2004 and 8.2% in 2003. Gross profit in 2005 was unfavorably impacted by a $37.1 million charge to cost of goods sold as a result of the fourth-quarter closure of the sulfite pulp mill located in Brokaw. The pulp mill closure charge, which impacted 2005 gross profit margins by nearly 10 percentage points, included accelerated depreciation on pulp mill related assets that were abandoned as a result of the closure and a write-down of related pulp mill inventory to net realizable value. The pulp mill was closed due to the unit's high cost of operation and capital investment requirements related to aging plant and equipment. Additional charges related to the closure of $0.6 million are expected in the first quarter of 2006.
Gross profit was also unfavorably impacted by losses incurred at the Brainerd mill in its first full year of operation, market-related production downtime taken during the second half of 2005, and increased energy and fiber costs. As compared with 2004, 2005 energy prices increased more than $12 million while fiber prices increased more than $6 million. Energy and fiber costs increased a combined $11 million in 2004 as compared with 2003.

Towel & Tissue gross profit margin was 21.6% in 2005, 20.5% in 2004, and 20.9% in 2003. Gross profit margin in 2003 included, as a reduction of cost of sales, $4.2 million as a fee for licensing certain patented dispenser technologies. Selling price increases and mix enhancements offset increased energy and fiber prices, improving 2005 margins as compared to 2004. Energy prices increased $4 million in 2005 as compared with 2004 while fiber prices increased $2 million. As compared with 2003, 2004 energy costs increased $2 million while fiber prices increased $3 million.

Consolidated customer order backlogs increased to approximately 42,500 tons, representing $52.1 million in sales at December 31, 2005, compared to 35,100 tons, representing $42.0 million in sales as of December 31, 2004.
Consolidated customer order backlogs were 31,600 tons, or $33.4 million in sales as of December 31, 2003. The increase in customer order backlogs was due to our Specialty Products business segment where backlog totaled 32,200 tons at December 31, 2005, compared to 23,600 tons at December 31, 2004. Printing & Writing's backlog tons decreased from 9,100 tons at December 31, 2004, to 8,400 tons at December 31, 2005. In the Towel & Tissue business segment, backlog tons were 1,900 tons at December 31, 2005, compared to 2,400 tons at December 31, 2004. The change in customer backlog at December 31, 2005, compared to December 31, 2004, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers. The entire backlog at December 31, 2005, is expected to be shipped during fiscal 2006.
                                       -31-
LABOR

A new four-year labor agreement was negotiated with USW International Union at Specialty Products' Mosinee, Wisconsin, facility in 2005. The labor contract at Specialty Products' Rhinelander, Wisconsin, facility expired on December 31, 2005, and is in the process of being negotiated. Labor agreements will expire at other facilities in 2006, 2007, 2008, and 2009. We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

SELLING AND ADMINISTRATIVE EXPENSES

(all dollar amounts in thousands)    2005        2004        2003
Selling and administrative expense $74,423      $75,817     $67,619
Percent increase/(decrease)          (2%)          12%         4%
As a percent of net sales             7%           7%          7%

In 2005, 2004, and 2003, selling and administrative expenses were impacted by stock incentive program charges or credits, which were determined by Wausau Paper's common stock price change. During 2005, the credit for these programs was $2.4 million compared to charges of $2.8 million in 2004 and $1.7 million in 2003. For additional information on our stock incentive programs, refer to "Note 8 - Stock Compensation Plans" in the Notes to Consolidated Financial Statements. In addition, selling and administrative costs included advertising expense increases of $1.1 million in 2005 as compared with 2004. Other expense categories were generally higher in 2005 due to the first full-year operation of the Brainerd mill.

RESTRUCTURING CHARGE

Wausau Paper recorded a pre-tax $1.3 million closure charge for the year ending December 31, 2005, for employee severance benefits and other associated closure costs directly related to the closure of the sulfite pulp mill located at Printing & Writing's Brokaw papermaking mill. Other associated closure costs of approximately $0.6 million are expected to be recorded in the first half of 2006. For additional information on the closure of our sulfite pulp mill, refer to "Note 2 - Pulp Mill Closure" in the Notes to Consolidated Financial Statements.

OTHER INCOME AND EXPENSE

(all dollar amounts in thousands)     2005       2004        2003
Interest expense                    $10,957     $10,285     $10,188
Other income (expense), net             496         939          90

Interest expense was higher for the year ending December 31, 2005, at $11.0 million compared to $10.3 million for the year ending December 31, 2004, due principally to increased interest rates year over year. Interest expense for the year ending December 31, 2003, was $10.2 million. Long-term debt levels were $161.0 million, $161.8 million, and $162.2 million as of December 31, 2005, 2004, and 2003, respectively.
                                       -32-
In 2006, interest expense is expected to increase somewhat compared with 2005, as a modestly higher average debt level is expected to be carried in 2006. Interest capitalized in 2005, 2004, and 2003 was not significant. Our capitalized interest methodology is outlined in "Note 1 - Description of the Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Other income and expense includes interest income of $0.5 million, $0.7 million, and $0.1 million in 2005, 2004, and 2003, respectively. The decrease in interest income in 2005 was driven primarily by lower average cash and cash equivalent balances as compared to 2004.

INCOME TAXES

(all dollar amounts in thousands)     2005        2004        2003
Income tax (credit) provision     ($14,125)     $11,985      $9,317
Effective tax rate                    (42%)         37%         37%

In 2005, our effective tax rate was favorably impacted by $1.7 million for changes in state tax laws which lowered our effective state rate. The effective rate for 2006 is expected to approximate a 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS AND CAPITAL EXPENDITURES

(all dollar amounts in thousands)            2005         2004      2003
Cash provided by operating activities   $  18,223    $  70,737   $  63,105
Percent increase/(decrease)                   (74%)         12%        (17%)
Working capital                         $ 130,719    $ 139,542   $ 136,414
Percent increase/(decrease)                    (6%)          2%         15%
Current ratio                               1.9:1        1.9:1       2.2:1
Capital expenditures                    $  31,494    $  29,565   $  24,261
Percent increase                                7%          22%         26%

Cash provided by operating activities decreased in 2005 compared to 2004 due, in part, to a net loss in 2005, increased inventory levels, higher receivable balances, and a decline in income taxes payable in the current year. In 2004, cash provided by operating activities increased compared to 2003 due, in part, to increased 2004 earnings and higher accounts payable balances in 2004. These factors were somewhat offset by greater 2004 increases in receivables, inventories, and other assets. We contributed $16.0 million to defined benefit pension plans during 2005, compared with contributions of $20.2 million and $20.8 million in 2004 and 2003, respectively. Benefit plans are discussed in "Note 6 - Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

In 2005, we continued our initiative to limit capital spending to necessary maintenance-related and high-return capital projects. We met our targeted composite internal rate of return of 17% for capital approved in 2005. Capital expenditures totaled $31.5 million, $29.6 million, and
                                       -33-
$24.3 million in 2005, 2004, and 2003, respectively. In 2006, it is expected that capital spending will approximate 2005 levels.

For 2005, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments. Specialty Products spent $2.5 million on paper mill related equipment at the Rhinelander, Wisconsin, Mosinee, Wisconsin, and Jay, Maine, mills. Printing & Writing spent $1.1 million on a palletizer project at the Groveton, New Hampshire facility and $0.3 million as part of a capital project to expand premium papers production capabilities at the Brokaw, Wisconsin, paper mill. Towel & Tissue spent $4.5 million on various converting lines.

The balance of $23.1 million in 2005 capital spending was related to projects that individually cost less than $1.0 million. These expenditures included $16.8 million for essential non- or low-return projects, including maintenance-related capital and approximately $6.3 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2004, capital expenditures for projects with total spending expected to exceed $1.0 million were $1.4 million in Printing & Writing as part of a capital project to expand premium papers production and $1.3 million for a digester replacement at the Brokaw mill, $0.3 million for finishing equipment at the Groveton mill, and $1.1 million on a paper machine applicator at the Brainerd mill. Please refer to "Note 9 - Acquisitions" in the Notes to Consolidated Financial Statements. In Towel & Tissue, project spending included $0.2 million for a screw press project, $1.3 million on production equipment, and $3.9 million for various converting lines.

During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands at values expected to result in an after-tax gain of $29 million. During the year we sold approximately 1,200 acres of timberlands for an after-tax gain of $1.3 million. Our timberland sales program is expected to increase to a pace in 2006 that will allow us to complete our sales program within the time period specified.

We believe that the available credit under our credit agreements and our earnings for 2006 will be sufficient to meet our cash flow needs for capital, working capital, and investing activities in 2006.

DEBT AND EQUITY

(all dollar amounts in thousands)        2005         2004        2003
Short-term debt                       $     86    $     115     $   112
Long-term debt                         161,011      161,833     162,174
Total debt                             161,097      161,948     162,286
Stockholders' equity                   310,219      357,092     350,316
Total capitalization                   471,316      519,040     512,602
Long-term debt/capitalization ratio         34%          31%         32%

At December 31, 2005, total debt was $161.1 million, which is comparable to the $161.9 million reported at December 31, 2004.
                                       -34-
The total amount of long-term debt outstanding includes a private placement of $138.5 million in senior notes. The notes mature in 2007, 2009, and 2011 at $35 million, $68.5 million, and $35 million, respectively. In addition, we have a $100 million unsecured revolving-credit agreement with four participating banks that expires on August 31, 2008. Under the facility, we may elect the base for interest from either domestic or offshore rates. In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.

On June 28, 2005, Wausau Paper and the required holders of our $138.5 million senior notes agreed to amend certain financial covenants included in the related Note Purchase Agreement in order to bring the covenants into conformity with the financial covenants under our existing $100 million senior credit facility, which will expire on August 31, 2008.

Wausau Paper maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper. There were no borrowings under this agreement at December 31, 2005 and 2004.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota. Under the agreement, we borrowed $500,000, of which $100,000 is forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006. Interest is payable quarterly on the outstanding balance, less the forgivable portion, at a rate of 2% per annum, beginning January 1, 2005. Quarterly payments of principal and interest commence on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued by a bank.

On December 31, 2005, we had a total of $100 million available for borrowing under existing credit facilities.

We do not have material market risk associated with interest-rate risk, foreign currency exchange risk, or commodity-price risk. Wausau Paper conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

In April 2000, our Board of Directors authorized the repurchase of 2,571,000 shares of Wausau Paper common stock. This authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of Wausau Paper common stock. During 2005, we repurchased 658,700 shares of common stock. There were no repurchases in 2004 or 2003. Repurchases may be made from time to time in the open market or through privately negotiated transactions.
                                       -35-
At December 31, 2005, there were 1,979,974 shares available for purchase under the existing authorization.

During 2005, 2004, and 2003, the Board of Directors declared cash dividends of $0.34 per share of common stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2005:

                                                             Payments Due by Period
(all dollar amounts in thousands)   Total       2006       2007       2008       2009       2010      Thereafter
Long-term debt                    $157,990    $   65     $35,065    $   66     $68,568     $   69      $54,157
Interest on debt                    47,488    11,003      10,128     8,348       6,479      3,140        8,390
Capital lease                           21        21           -         -           -          -            -
Operating leases                     7,553     1,650       1,555     1,551       1,536      1,261            -
Capital spending commitments         5,157     5,157           -         -           -          -            -
Purchase obligations                82,917    38,206      23,485     3,670       3,328      1,650       12,578
                                  $301,126   $56,102     $70,233   $13,635     $79,911     $6,120      $75,125

For additional information on debt and interest obligations, please refer to "Note 4 - Debt" in the Notes to Consolidated Financial Statements. For additional information on capital and operating leases, please refer to "Note 5
- Lease Commitments" in the Notes to Consolidated Financial Statements. Commitments for capital spending and additional information with respect to the purchase obligations are described in "Note 10 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements. The Company also has various employee benefit plan obligations that are described in "Note 6 - Pension and Other Post-retirement Benefit Plans."
                                       -36-
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Wausau Paper does not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. We conduct U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars. On August 31, 1999, we issued notes in the amount of $138.5 million that remain outstanding at December 31, 2005 and 2004. The principal amounts, maturities, and interest rates on the notes are: (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%. The fair value of this fixed rate debt was $146.8 million at December 31, 2005, and $152.4 million at December 31, 2004. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders' equity.

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest. The fair value of these obligations approximated their carrying values at December 31, 2005 and 2004, and would not have been materially affected by a 10% hypothetical change in market interest rates.
                                       -37-
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

      * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

      * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on our assessment of our internal control over financial reporting. This report appears on page 39.
                                       -38-
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, WI

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Wausau Paper Corp. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
                                       -39-
In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 21, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 21, 2006
                                       -40-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, WI

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 21, 2006

                      WAUSAU PAPER CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)                                               As of December 31,
                                                                                 2005        2004
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  15,500  $  51,914
   Receivables, net                                                             97,904     95,731
   Refundable income taxes                                                       5,831         48
   Inventories                                                                 145,846    126,932
   Deferred income taxes                                                         9,971      8,592
   Other current assets                                                          4,632       4,075
    Total current assets                                                       279,684    287,292
Property, plant, and equipment - net                                           494,228    551,160
Other assets                                                                    46,601     43,782
Total Assets                                                                  $820,513   $882,234

LIABILITIES
Current liabilities:
   Current maturities of long-term debt                                       $     86   $    115
   Accounts payable                                                             78,726     74,558
   Accrued and other liabilities                                                70,153     73,077
    Total current liabilities                                                  148,965    147,750

Long-term debt                                                                 161,011    161,833
Deferred income taxes                                                           91,334    105,885
Post-retirement benefits                                                        58,171     57,303
Pension                                                                         26,905     30,996
Other noncurrent liabilities                                                    23,908     21,375
    Total liabilities                                                          510,294    525,142

Commitments and contingencies                                                        -          -

STOCKHOLDERS' EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)          -          -
Common stock, no par value (100,000,000 shares authorized;
   issued 60,122,812 shares in 2005 and 2004)                                  173,456    173,172
Retained earnings                                                              286,713    323,645
Unearned compensation                                                                -        (84)
Accumulated other comprehensive loss                                           (29,119)   (26,661)
Treasury stock, at cost (9,085,562 and 8,427,561 shares
   in 2005 and 2004, respectively)                                            (120,831)  (112,980)
    Total stockholders' equity                                                 310,219    357,092
Total Liabilities and Stockholders' Equity                                    $820,513   $882,234

         See accompanying Notes to Consolidated Financial Statements.

                      WAUSAU PAPER CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in thousands,
except per share data)                             For the Year Ended December 31,
                                                     2005        2004        2003
Net sales                                       $1,097,093   $1,040,717  $971,444
Cost of sales                                    1,044,467      923,176   868,547
Gross profit                                        52,626      117,541   102,897

Selling and administrative                          74,423       75,817    67,619
Restructuring                                        1,332            -         -
Operating (loss) profit                            (23,129)      41,724    35,278

Other income (expense):
   Interest expense                                (10,957)     (10,285)  (10,188)
   Interest income                                     479          666        65
   Other, net                                           17          273        25
(Loss) earnings before (credit) provision
   for income taxes                                (33,590)      32,378    25,180
(Credit) provision for income taxes                (14,125)      11,985     9,317

Net (loss) earnings                             $  (19,465)  $   20,393  $ 15,863

Net (loss) earnings per share - basic           $    (0.38)  $     0.39  $   0.31

Net (loss) earnings per share - diluted         $    (0.38)  $     0.39  $   0.31

Weighted average shares outstanding - basic         51,448       51,662    51,549

Weighted average shares outstanding - diluted       51,448       51,940    51,663

Dividends declared per common share             $     0.34   $     0.34  $   0.34

         See accompanying Notes to Consolidated Financial Statements.

                      WAUSAU PAPER CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Year Ended December 31,
(all dollar amounts in thousands)                          2005        2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                      $(19,465)  $20,393    $15,863
Provision for depreciation, depletion, and amortization    91,554    59,965     60,823
Provision (credit) for losses on accounts receivable          248       103       (261)
Loss on property, plant, and equipment disposals              497     3,356      3,234
Compensation expense for stock option grants                  487       292         39
Deferred income taxes                                     (13,878)     (348)     7,154
Changes in operating assets and liabilities:
   Receivables                                             (2,421)  (13,859)    (9,396)
   Inventories                                            (18,914)  (11,001)     4,548
   Other assets                                           (15,361)   (8,406)    (6,198)
   Accounts payable and other liabilities                   6,739     15,428   (18,934)
   Accrued and refundable income taxes                    (11,263)     4,814     6,233
Net cash provided by operating activities                  18,223     70,737    63,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      (31,494)   (29,565)  (24,261)
Acquisitions                                                    -     (9,935)   (8,518)
Proceeds from property, plant, and equipment disposals      2,366         45        13
Net cash used in investing activities                     (29,128)   (39,455)  (32,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings  (repayments) of notes payable                     (10)       500         -
Payments under capital lease obligation                      (115)      (112)      (89)
Dividends paid                                            (17,523)   (17,560)  (17,527)
Proceeds from stock option exercises                            -      1,499       199
Payments for purchase of company stock                     (7,861)         -         -
Net cash used in financing activities                     (25,509)    15,673)  (17,417)

Net increase (decrease) in cash and cash equivalents      (36,414)    15,609    12,922
Cash and cash equivalents at beginning of year             51,914     36,305    23,383
Cash and cash equivalents at end of year                 $ 15,500   $ 51,914  $ 36,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid - net of amount capitalized                 $10,734     $10,722  $10,647
Income taxes paid                                         $11,131      $9,019   $6,275

         See accompanying Notes to Consolidated Financial Statements.

                      WAUSAU PAPER CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Accumulated
                                                                            Other Com-                 Total
(all dollar amounts in               Common    Retained      Unearned       prehensive   Treasury  Stockholders'
thousands)                            Stock     Earnings    Compensation    Income(Loss)   Stock      Equity
Balances December 31, 2002           $173,081   $322,485     $    -           $(24,515)  $(115,103)    $355,948
  Comprehensive earnings, 2003:
   Net earnings                                   15,863                                                 15,863
   Minimum pension liability
      (Net of $2,470 deferred tax)                                              (4,208)                  (4,208)
   Comprehensive earnings, 2003                                                                          11,655
  Cash dividends declared                        (17,525)                                               (17,525)
  Stock options exercised                 (83)                                                 282          199
  Stock option compensation                39                                                                39

Balances December 31, 2003            173,037    320,823          -            (28,723)   (114,821)     350,316
  Comprehensive earnings, 2004:
   Net earnings                                   20,393                                                 20,393
   Minimum pension liability
      (Net of $1,210 deferred tax)                                               2,062                    2,062
   Comprehensive earnings, 2004                                                                          22,455
  Cash dividends declared                        (17,571)                                               (17,571)
  Restricted stock grant                   20                   (87)                            67            -
  Recognition of restricted stock
     compensation expense                                         3                                           3
  Stock options exercised                (275)                                               1,774        1,499
  Tax benefit related to stock options    101                                                               101
  Stock option compensation               289                                                               289

BALANCES DECEMBER 31, 2004            173,172    323,645        (84)           (26,661)   (112,980)     357,092
  COMPREHENSIVE EARNINGS, 2005:
   NET (LOSS)                                    (19,465)                                               (19,465)
   MINIMUM PENSION LIABILITY
      (NET OF $1,443 DEFERRED TAX)                                              (2,458)                  (2,458)
   COMPREHENSIVE (LOSS), 2005                                                                           (21,923)
  CASH DIVIDENDS DECLARED                        (17,467)                                               (17,467)
  RECOGNITION OF RESTRICTED STOCK
     COMPENSATION EXPENSE                                        84                                          84
  SETTLEMENT OF PERFORMANCE
   UNIT GRANT                             (14)                                                  10           (4)
  TAX BENEFIT RELATED TO STOCK OPTIONS     (4)                                                               (4)
  STOCK OPTION COMPENSATION               302                                                               302
  PURCHASES OF TREASURY STOCK                                                               (7,861)      (7,861)
BALANCES DECEMBER 31, 2005           $173,456   $286,713      $   -           $(29,119)  $(120,831)    $310,219

         See accompanying Notes to Consolidated Financial Statements.

WAUSAU PAPER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Wausau Paper Corp. manufactures, converts, and sells paper and paper products within three principal segments: Specialty Products, Printing & Writing, and Towel & Tissue. The majority of our products are sold within the United States and Canada.

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Wausau Paper Corp. and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS

We define cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates market. At December 31, 2005, approximately $7.8 million of cash and cash equivalents were on deposit with one bank.

INVENTORIES

Pulpwood, finished paper products, and approximately 93% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventories are valued at the lower of average cost or market. Liquidations in individual LIFO
                                       -46-
inventory pools decreased cost of sales by $1.4 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes. Land and construction in progress are stated at cost. The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the statements of operations.

Buildings are depreciated over a 20- to 45-year period; machinery and equipment over a three- to 20-year period. Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful lives of the assets are added to the plant and equipment accounts.

Our policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million. Interest capitalized in 2005, 2004, and 2003 was not significant.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, based on a discounted cash flow analysis. No impairment losses were recorded in 2005, 2004, or 2003.

Timber and timberlands are stated at net depleted value. We capitalize the cost of purchasing timberlands and reforestation costs. Interest and taxes related to timberlands are expensed as incurred. Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning. Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years. Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product. Depletion is calculated using the block and units-of-production methods. Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract. As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block is harvested.

INCOME TAXES

Estimates of income taxes refundable and payable, deferred income tax assets and liabilities, and the effective tax rate are based on an analysis of many factors including interpretations of Federal, state, and foreign income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed, realization of income tax benefits in future years, and current accounting standards. Estimates are reviewed and updated on a quarterly basis as facts and circumstances change and actual results are known. Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

TREASURY STOCK

Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

OTHER COMPREHENSIVE INCOME (LOSS)

For all periods presented, the accumulated other comprehensive income (loss) is comprised solely of additional minimum pension liability, net of tax of $17.1 million and $15.7 million at December 31, 2005 and 2004, respectively.

REVENUE RECOGNITION

Revenue is recognized, net of estimated discounts, allowances and returns upon shipment of goods at which time title passes to the customer. Upon shipment, the customer is obligated to pay us and we have no remaining obligation. We grant credit to customers in the ordinary course of business.

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of sales in the Consolidated Statements of Operations.

STOCK-BASED COMPENSATION PLANS

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 123, we have measured compensation cost for stock-based compensation plans using the "intrinsic value based method" prescribed under APB No. 25, "Accounting for Stock Issued to Employees." Compensation expense for restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Wausau Paper common stock and the likelihood of achieving performance goals. The exercise price of all employee stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees.
See Note 8 for the pro forma impact had we elected to adopt the "fair-value based method" of SFAS No. 123.

EARNINGS PER SHARE

We present both basic and diluted net (loss) earnings per share ("EPS") amounts. Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective year. The difference between basic and diluted EPS is solely attributable to stock-based compensation plans. See Note 8 for information on stock-based compensation plans. We use the treasury-stock method to calculate the impact of outstanding stock options and restricted stock awards. Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.
                                       -48-
For the years ended December 31, 2005, 2004, and 2003, stock-based grants for 2,160,804, 375,071, and 801,715 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)     2005        2004        2003
Net (loss) earnings                                ($19,465)   $  20,393  $  15,863
Basic weighted average common
   shares outstanding                                51,448       51,662     51,549
Dilutive securities:
   Stock compensation plans                               -          278        114
Diluted weighted average common
   shares outstanding                                51,448       51,940     51,663
Net (loss) earnings per share - basic                $(0.38)       $0.39      $0.31
Net (loss) earnings per share - diluted              $(0.38)       $0.39      $0.31

DERIVATIVES

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk. We do not issue such instruments for trading purposes. At December 31, 2005 and 2004, there were no derivative instruments outstanding.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Expenditures for product development were $1.9 million in 2005, $1.9 million in 2004, and $2.2 million in 2003.

FUTURE ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which will be effective for Wausau Paper on January 1, 2006. SFAS 123R requires compensation cost on all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations over the requisite service period based on the grant-date fair value of the award. As permitted under the new standard, we will be using the modified prospective transition method to reflect the adoption of SFAS 123R. The effect of adoption of SFAS 123R is currently estimated to be an after-tax expense of $0.4 million to $0.7 million, or $0.01 per share, for 2006; however, our actual share-based compensation expense in 2006 depends on a number of factors, including the fair value of awards at the time of grant.
                                       -49-
NOTE 2  PULP MILL CLOSURE

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, papermaking facility. The pulp mill was closed in November 2005 and the related long-lived assets were abandoned. The closure resulted in the elimination of 57 permanent jobs, or approximately 10% of the facility's total workforce. The cost of sales for the year ending December 31, 2005, as reflected in the Consolidated Statements of Operations, includes $37.1 million in pre-tax charges for accelerated depreciation, an adjustment of pulp mill inventory to net realizable value, and a portion of the severance and benefit continuation expense. Pre-tax restructuring expense related to certain assets disposed of as a direct result of the closure and other associated costs were $1.3 million for the twelve months ended December 31, 2005.

The following table sets forth information with respect to pulp mill closure charges:

 (all dollar amounts in thousands)                   YEAR ENDED
                                                    DECEMBER 31,
                                                        2005
Depreciation on abandoned equipment                   $31,970
Inventory write-down                                    4,635
Severance and benefit continuation                        862
Other associated costs                                    973
          Total                                       $38,440

Additional pre-tax closure charges of approximately $0.6 million are expected to be recognized in the first half of 2006.
                                       -50-
NOTE 3  SUPPLEMENTAL BALANCE SHEET INFORMATION

(all dollar amounts in thousands)                      2005        2004
Receivables
   Trade                                        $    97,829  $    95,787
   Other                                              1,736        1,778
                                                     99,565       97,565
   Less: allowances for doubtful accounts            (1,661)      (1,834)
                                                $    97,904  $    95,731
Inventories
   Raw materials                                $    36,810  $    38,247
   Work in process and finished goods               112,776       89,992
   Supplies                                          32,008       28,731
   Inventories at cost                              181,594      156,970
   LIFO reserve                                     (35,748)     (30,038)
                                                $   145,846  $   126,932
Property, plant, and equipment
   Buildings                                    $   133,197  $   138,919
   Machinery and equipment                        1,016,297    1,067,129
                                                  1,149,494    1,206,048
   Less: accumulated depreciation                  (675,285)    (685,916)
   Net depreciated value                            474,209      520,132
   Land                                               6,896        6,438
   Timber and timberlands, net of depletion           5,998        5,922
   Construction in progress                           7,125       18,668
                                                $   494,228  $   551,160
Accrued and other liabilities
   Payroll                                      $     7,446  $     9,322
   Vacation pay                                      12,971       12,548
   Employee retirement plans                          5,768        5,978
   Rebates                                           13,899       10,316
   Accrued income taxes                               5,371       10,244
   Other                                             24,698       24,669
                                                $    70,153  $    73,077

NOTE 4  DEBT

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)                                   2005        2004
Senior notes with interest from 7.20% to 7.43%,
   due between August 31, 2007, and August 31, 2011              $138,500     $138,500
Industrial development bonds due July 1, 2023, with weighted
   average interest rate of 2.70% in 2005 and 1.52% in 2004        19,000       19,000
Note payable                                                          490          500
Capitalized leases (see Note 5)                                        21          136
Subtotal                                                          158,011      158,136
Premium on senior notes                                             3,086        3,812
Total debt                                                        161,097      161,948
Less: current maturities of long-term debt (see Note 5)               (86)        (115)
Total long-term debt                                              $161,011    $161,833

Wausau Paper has $138.5 million outstanding in unsecured private placement notes that were closed and funded on August 31, 1999. The principal amounts, maturities, and interest rates on the notes are (1) $35 million, eight years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years,
7.43%. In connection with the note offering, we entered into an interest-rate swap agreement under which the interest rate paid by us with respect to (1) $58.5 million of the 10-year notes was the three-month LIBOR rate, plus .4925%, and (2) $30 million of the 12-year notes was the three-month LIBOR rate, plus ..55%. During 2001, we terminated its interest-rate swap arrangement in exchange for cash payments of $6.4 million. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments. See Note 12 for additional information regarding the interest-rate swap and amortization of debt premium.

We have a $100 million unsecured revolving-credit agreement with four participating banks that expires on August 31, 2008. Under the facility, we may elect a base rate which is a fluctuating rate per annum for interest from either domestic or offshore rates plus an applicable rate based upon our consolidated leverage ratio. In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group. We pay the banks a facility fee under this agreement based on quarterly debt/capitalization ratios. Total facility fees paid on this agreement and previous agreements were $303,000 in 2005, $280,000 in 2004, and $266,000 in 2003. There were no borrowings against the agreement at December 31, 2005 and 2004.

On June 28, 2005, Wausau Paper and the required holders of our $138.5 million senior notes agreed to amend certain financial covenants included in the related Note Purchase Agreement in order to bring the covenants into conformity with the financial covenants under our existing $100 million senior credit facility. In addition to general business and reporting covenants customary in financing agreements of these types, the senior notes and revolving-credit facility require that we comply quarterly with a consolidated debt-to-capital ratio of less than 55%. Both agreements require an adjustable minimum net worth covenant ($284.0 million at December 31, 2005). In
                                       -52-
addition, the revolving-credit facility includes an interest coverage ratio covenant of 3.5. As of December 31, 2005 and 2004, we were in compliance with all required covenants.

Wausau Paper maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper. There were no borrowings under this agreement at December 31, 2005 and 2004.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota. Under the agreement, we borrowed $500,000, of which $100,000 is forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006. Interest is payable quarterly on the outstanding balance, less the forgivable portion, at a rate of 2% per annum, beginning January 1, 2005. Quarterly payments of principal and interest commence on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that was issued by a bank.

The aggregate annual maturities of long-term debt, excluding capital leases (see Note 5), are as follows:

(all dollar amounts in thousands)    2006    2007    2008    2009    2010    THEREAFTER
Annual Maturities                    $65   $35,065   $66   $68,568   $69      $54,157

NOTE 5  LEASE COMMITMENTS

Wausau Paper has various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements. Property, plant and equipment include the following amount for capitalized leases as of December 31:

(all dollar amounts in thousands)      2005        2004
Machinery and equipment                $347        $347
Allowance for amortization             (179)       (110)
Net value                              $168        $237

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005:

(all dollar amounts in thousands)     Capital      Operating
                                      Leases        Leases
2006                                 $   21        $ 1,650
2007                                     -           1,555
2008                                     -           1,551
2009                                     -           1,536
2010                                     -           1,261
Thereafter                               -              -
Total minimum payments               $   21        $ 7,553

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)     2005        2004        2003
Rent expense                        $7,691       $6,493      $7,934

NOTE 6  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Wausau Paper Corp. and our subsidiaries sponsor defined benefit pension plans covering substantially all employees. Retirement benefits for salaried and nonunion employees are based on pay and company performance. Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The defined benefit pension plans are funded in accordance with federal laws and regulations.

We have supplemental retirement agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The supplemental retirement agreements are unfunded.

Wausau Paper also provides certain defined benefit post-retirement health and life insurance plans that cover qualifying retirees. Benefits and eligibility for various employee groups vary by location and union agreements. The defined benefit post-retirement plans are unfunded.

We selected September 30, 2005 and 2004, as the measurement dates for plan assets and obligations in 2005 and 2004, respectively.

The following schedules present changes in, and components of, net assets
(liabilities) for retirement and other post-retirement benefits:

                                                                                    Other
                                                                               Post-retirement
                                                      Retirement Benefits         Benefits
(all dollar amounts in thousands)                        2005       2004       2005      2004
Change in benefit obligation:
  Benefit obligation at September 30, 2004 and 2003   $171,683   $159,116   $86,983     $99,888
  Service cost                                           7,250      6,899     2,513       2,275
  Interest cost                                          9,584      9,828     4,740       5,413
  Amendments                                             1,651      3,637    (3,329)     (9,368)
  Net actuarial loss (gain)                             13,990      1,641    12,332      (5,596)
  Participant contributions                                  -          -     2,063       1,595
  Benefits paid                                         (9,663)    (9,438)   (7,884)     (7,224)
  Settlements                                           (1,063)         -         -           -
  Benefit obligation September 30, 2005 and 2004      $193,432   $171,683   $97,418     $86,983
Change in plan assets:
  Fair value at September 30, 2004 and 2003           $125,148   $100,639   $      -   $      -
  Actual gain                                           17,491     14,046          -          -
  Company contributions                                 15,183     19,901      5,821      5,629
  Participant contributions                                  -          -      2,063      1,595
  Benefits paid                                         (9,663)    (9,438)    (7,884)    (7,224)
  Settlements                                           (1,063)         -          -          -
  Fair value at September 30, 2005 and 2004           $147,096   $125,148   $      -   $      -
Net amount recognized:
  Funded status                                       $(46,336)  $(46,535)  $(97,418)  $(86,983)
  Unrecognized prior service cost (benefit)             16,095     16,694     (8,321)    (8,047)
  Unrecognized net actuarial loss                       50,514     45,361     41,075     30,095
  Cash contribution subsequent to measurement date       4,040      3,266      1,293      1,932
  Accrued benefit cost at December 31                 $ 24,313   $ 18,786   $(63,371)  $(63,003)
Amounts recognized in the Balance Sheet consist of:
  Accrued benefit liability                           $(37,990)  $(40,201)  $(63,371)  $(63,003)
  Intangible asset                                      16,083     16,668          -          -
  Accumulated other comprehensive income                46,220     42,319          -          -
  Net amount recognized at December 31                $ 24,313   $ 18,786   $(63,371)  $(63,003)

For 2005, the amendment to retirement benefit plans reflects the impact of a discretionary interest credit. In 2004, amendments to retirement benefit plans reflect union negotiated rate increases. Previously, we utilized the 1983 Group Annuity Mortality Table for our expected life assumption. For 2005, we adopted the RP-2000 Static Mortality Table which, due to an increased life expectancy assumption for participants, resulted in an actuarial loss of approximately $8.0 million for our retirement benefit plans. For 2005 and 2004, other post-retirement benefit plans were amended to reflect increased contributions by retirees for medical benefits.

The total accumulated benefit obligation for pension plans was $189.1 million and $168.4 million at December 31, 2005 and 2004, respectively, and exceeded the plan assets for all of the defined benefit pension plans.

                                              Pension Benefits
                                      Target      Percentage of Plan Assets
                                    Allocations      at Measurement Date
                                                     2005         2004
Asset category
Equity securities                     70.0%         71.0%         78.2%
Debt securities                       30.0%         29.0%         21.8%
Total                                100.0%        100.0%        100.0%

Wausau Paper's Benefits Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments. The Benefits Committee is managing toward an asset allocation consisting of approximately 70% equity securities and 30% debt securities. An external investment manager is used to assist us in establishing our investment strategies and policies. We consider the historical and projected returns for each asset category and believe that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

Although we do not have a minimum funding requirement for defined benefit pension plans in 2006, we may elect to make contributions of up to $17.6 million directly to pension plans. We also expect to contribute $4.4 million directly to other post-retirement plans. Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

(all dollar amounts in thousands)        Pension           Other Post-retirement
                                     Benefit Payments Benefit Payments    Subsidy
2006                                    $ 8,753           $ 4,423         $  210
2007                                    $ 9,563           $ 4,600         $  233
2008                                    $10,477           $ 4,902         $  256
2009                                    $11,047           $ 5,195         $  280
2010                                    $12,052           $ 5,551         $  299
2011-2015                               $71,486           $33,269         $1,866

The components of net periodic benefit costs recognized in the Consolidated
Statements of Operations and the weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

                                                  Pension Benefits    Other Post-retirement Benefits
(all dollar amounts in thousands)             2005     2004     2003     2005     2004     2003
Components of net periodic benefit cost:
  Service cost                               $7,250   $6,899   $5,517   $2,513   $2,275   $2,015
  Interest cost                               9,584    9,828    9,317    4,740    5,413    5,424
  Expected return on plan assets            (10,832) (10,012)  (8,223)       -        -        -
  Amortization of:
   Prior service cost (benefit)               2,250    2,075    1,939   (3,055)  (1,971)    (357)
   Transition (asset)                             -      (50)    (189)       -        -        -
   Actuarial (gain) loss                      1,862    1,677      749    1,352    1,635      899
  Settlement                                    316       30      248        -        -        -
  Net periodic benefit cost                 $10,430  $10,447   $9,358   $5,550   $7,352   $7,981

                                       -56-

                                                         Pension Benefits  Other Post-retirement Benefits
                                                      2005   2004     2003    2005    2004   2003
Weighted-average assumptions used to
  determine benefit obligations at September 30:
  Discount rate                                       5.50%  5.75%   6.25%    5.50%  5.75%  6.25%
  Rate of compensation increase                       4.25%  4.25%   4.25%     N/A    n/a    n/a
Weighted-average assumptions used to
  determine net periodic benefit cost for
  year ended December 31:
  Discount rate                                       5.75%  6.25%   6.75%    5.75%   6.0%  6.75%
  Expected return on plan assets                      8.25%  8.50%   8.50%     N/A    n/a    n/a
  Rate of compensation increase                       4.25%  4.25%   4.25%     N/A    n/a    n/a
Assumed health care cost trend rates at
  at December 31:
Health care cost trend rate assumed                    N/A    n/a     n/a       10%    10%    10%
Ultimate trend rate                                    N/A    n/a     n/a        5%     5%     5%
Year that the rate reaches the ultimate trend rate     N/A    n/a     n/a     2010   2009    2008

In accordance with the adoption of FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, on July 1, 2004, we remeasured our post-retirement benefit obligation during 2004 which resulted in a net actuarial gain of $5.9 million and a $0.5 million reduction in net periodic benefit cost for the year ended December 31, 2004. In addition, the discount rate reflected for the net periodic benefit cost is a weighted-average rate for 2004.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2005, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

                                                              One percentage point
(all dollar amounts in thousands)                             Increase    Decrease
Effect on the post-retirement benefit obligation               $14,676   $(12,755)
Effect on the sum of the service and interest cost components    1,391     (1,153)

Wausau Paper also sponsors defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions. The cost of such plans totaled $2.7 million in 2005, $2.7 million in 2004, and $2.6 million in 2003.

We have deferred-compensation agreements with certain present and past key officers, directors, and employees. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. The annual cost of the deferred-compensation agreements is not significant. At December 31, 2005 and 2004, the amounts accrued under the deferred-compensation agreements are included in other noncurrent liabilities on the Consolidated Balance Sheets.
                                       -57-
NOTE 7  INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The (credit) provision for income taxes is comprised of the following:

(all dollar amounts in thousands)                 2005       2004        2003
Current tax (credit) expense:
Federal                                      $  (1,074)   $  9,898     $   574
State                                              827       2,435       1,589
Total current                                     (247)     12,333       2,163

Deferred tax (credit) expense:
Federal                                        (10,615)       (581)      6,447
State                                           (3,263)        233         707
Total deferred                                 (13,878)       (348)      7,154
Total (credit) provision for income taxes     $(14,125)    $11,985      $9,317

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)                    2005              2004        2003
Federal statutory tax rate                $ (11,757)   (35.0%) $11,332   35.0% $8,813  35.0%
State taxes (net of federal tax benefits)    (2,796)    (8.3)    1,684    5.2   1,644   6.5
Export sales benefit                           (438)    (1.3)     (690)  (2.1)   (336) (1.3)
Other                                           866      2.3      (341)  (1.1)   (804) (3.2)
Effective tax rate                        $ (14,125)   (42.3%) $11,985   37.0% $9,317  37.0%

At the end of 2005, $195.6 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2020. Because separate state tax returns are filed, Wausau Paper is not able to offset consolidated income with the subsidiaries' losses. Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.
                                       -58-
The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

(all dollar amounts in thousands)              2005        2004
Deferred tax assets:
  Accrued compensated absences            $   4,289  $    4,277
  Pensions                                    1,698       3,360
  Post - retirement benefits                 24,754      25,262
  State net operating loss carry forward     14,257      11,237
  Other                                      22,377      13,894
  Gross deferred tax asset                   67,375      58,030
  Less valuation allowance                  (10,927)     (8,369)
  Net deferred tax assets                    56,448      49,661
Deferred tax liabilities:
  Property, plant, and equipment           (126,734)   (137,601)
  Other                                     (11,077)     (9,353)
  Gross deferred tax liability             (137,811)   (146,954)
  Net deferred tax liability              $ (81,363) $  (97,293)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)           2005       2004
Net deferred tax assets                   $   9,971   $   8,592
Net long - term deferred tax liabilities    (91,334)   (105,885)
Net deferred tax liability                $ (81,363)  $ (97,293)

A valuation allowance has been recognized for Wausau Paper and two of our subsidiaries' state loss carry forward and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

NOTE 8  STOCK COMPENSATION PLANS

STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND PERFORMANCE UNITS

Wausau Paper has one stock incentive plan, the "2000 Stock Incentive Plan", under which awards to grantees are issued. Under the 2000 Stock Incentive Plan, in addition to stock options, awards of restricted shares of common stock and performance units may be granted. We also maintain various other employee stock option plans under which options are outstanding. The plans provide for the determination of purchase price, time, and method of exercise. As of December 31, 2005, there were 1,280,404 shares of common stock authorized for future issuance.
                                       -59-
OPTIONS

Options are granted for terms up to 20 years. The option price is equal to the fair market value of Wausau Paper common stock at the date of grant for incentive and non-qualified options. Fixed option grant agreements define service condition vesting requirements and other transferability restrictions on a grant-by-grant basis, and performance-based options vest in relation to defined performance.

The following table summarizes the status of all outstanding stock options as of December 31, 2005, 2004, and 2003, and changes during those years:

                                                2005                  2004                   2003
                                              WEIGHTED              Weighted               Weighted
                                              AVERAGE               Average                Average
                                                2005   EXERCISE       2004     Exercise      2003      Exercise
                                               SHARES    PRICE       Shares     Price       Shares      Price
Outstanding at January 1                     2,259,732   $13.15    2,213,768    $11.88    2,464,768    $11.79
Granted                                        624,562    12.49      553,108     17.12      140,000     12.29
Terminated/canceled                           (394,452)   17.37     (374,784)    12.09     (370,000)    11.57
Exercised                                            -        -     (132,360)    11.33      (21,000)     9.47
Outstanding at December 31                   2,489,842   $12.32    2,259,732    $13.15    2,213,768    $11.87
Exercisable at December 31                   2,026,624   $12.32    1,686,624    $11.88    1,794,768    $11.90
Fair value of options granted during the year    $4.14                 $5.45                  $3.93

The preceding table includes performance-based options that vest in relation to achieving defined performance criteria. The following table summarizes the status of outstanding performance-based stock options as of December 31, 2005, 2004, and 2003, and changes during those years:

                                         2005                 2004                 2003
                                       WEIGHTED             Weighted             Weighted
                                        AVERAGE              Average              Average
                                 2005  EXERCISE     2004     Exercise    2003     Exercise
                                SHARES   PRICE     Shares     Price     Shares     Price
Outstanding at January 1      456,108   $16.26     417,000    $11.24    768,000    $11.30
Granted                       384,562    12.10     378,108     17.40          -         -
Terminated/canceled          (384,452)   16.93    (324,000)    11.39   (345,000)    11.38
Exercised                           -        -     (15,000)    10.71     (6,000)    10.71
Outstanding at December 31    456,218   $12.08     456,108    $16.26    417,000    $11.24
Exercisable at December 31     78,000   $10.74      78,000    $10.74     93,000    $10.73

In accordance with APB No. 25, we recognize expense to the extent the fair market value of Wausau Paper stock exceeds the grant price of the options as certain performance criteria are met. As a result of not achieving certain operating profit levels for the years ended December 31, 2005, 2004, and 2003, no compensation expense was recorded for performance-based option grants.
                                       -60-

Additional information regarding all grants outstanding and exercisable at December 31, 2005, is as follows:

                                            Weighted Average
                                                Remaining      Weighted                      Weighted
Range of                           Outstanding  Contractual     Average     Exercisable      Average
Exercise Prices                      Options   Life (years) Exercise Price   Options      Exercise Price
Fixed-option grants:
$8.75 - $10.17                       857,913      12.43         $ 9.11       857,913          $ 9.11
$10.71 - $14.98                      617,800      17.08         $12.61       587,800          $12.59
$15.58 - $18.22                      497,161      12.59         $16.85       442,161          $16.84
$18.50 - $21.61                       60,750       7.91         $19.34        60,750          $19.34

Performance-based option grants:
$10.71 - $12.36                      456,218      19.00         $12.08        78,000          $10.74

RESTRICTED STOCK

On December 17, 2004, 5,000 shares of restricted stock were granted by Wausau Paper. In accordance with the plan, the 5,000 shares were valued at the fair value of Wausau Paper's stock on the date of grant and reflected in equity as a reduction in treasury stock outstanding. Compensation expense was recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet. Under the plan, shares of restricted stock have voting rights. Cash dividends on the restricted shares were deferred and held by us until satisfaction of the vesting requirements which occurred on December 17, 2005. For the year ended December 31, 2005, $84,000 in expense was recognized for restricted stock.

PERFORMANCE UNITS

Under the 2000 Stock Incentive Plan, we granted performance units that vested in relation to (1) achieving certain operating profit levels and (2) completion of a service requirement. Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned will be paid out in whole shares of Wausau Paper's common stock, with fractional shares paid in cash. Prior to vesting, no shares are issued and performance units have no voting rights. Under APB No. 25, prior to the measurement date, compensation cost is being recognized as expense over the service period to the extent the fair market value of Wausau Paper's stock exceeds the grant price of the performance units. At the measurement date, total compensation expense is fixed and any unrecognized cost is expensed over the remaining service period.
                                       -61-
The following table summarizes the activity relating to performance unit grants:

                                                    2005       2004      2003
Outstanding at January 1 (number of units)        75,993      29,578         -
Granted                                           43,533      46,415    31,101
Terminated                                       (18,404)          -    (1,523)
Settled                                          (10,593)          -         -
Outstanding at December 31 (number of units)      90,529      75,993    29,578

Total compensation expense recognized for performance units for the years ended December 31 totaled $0.4 million in 2005 and $0.3 million in 2004. No compensation expense was recognized for the year ended December 31, 2003.

STOCK APPRECIATION RIGHTS

Wausau Paper maintains various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Wausau Paper stock. The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant. In all instances, the rights lapse if not exercised within 20 years of the grant date. Additions or reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.

The following table summarizes the activity relating to our stock appreciation rights plans:

                                                          2005           2004      2003
Outstanding at January 1 (number of shares)             253,797       289,472   307,805
Terminated                                                    -        (4,875)        -
Exercised                                                     -       (30,800)  (18,333)
Outstanding and exercisable at December 31
   (number of shares)                                   253,797       253,797   289,472
Price range of rights exercised                     $8.12-$9.33   $8.12-$9.33     $6.26
Price range of outstanding and exercisable rights:
  $4.06 - $9.58                                         243,797       243,797   274,597
  $17.16                                                 10,000        10,000    14,875

At December 31, 2005, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $4.06 and $9.58 was 4.1 years, and with an exercise price of $17.16 was 13 years.

DIVIDEND EQUIVALENTS

We maintain a Dividend Equivalent Plan. Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the grant. The cash value is determined by the sum of the value of cash
                                       -62-
dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Wausau Paper stock. Additions or reductions to compensation expense are recorded in each period based upon the quoted market value of the shares and the exercise provisions.

The following table summarizes the activity relating to our dividend equivalent plan:

                                                     2005      2004      2003
Outstanding at January 1 (number of shares)        154,750  174,114    174,114
Exercised                                                -  (19,364)         -
Outstanding and exercisable at December 31
   (number of shares)                              154,750  154,750    174,114

The provision (credit) for stock appreciation rights and dividend equivalents were as follows:

(all dollar amounts in thousands)                     2005      2004       2003
Stock appreciation rights                         $(1,897)    $1,486    $1,024
Dividend equivalents                                 (175)       227       169
Total                                             $(2,072)    $1,713    $1,193

Pro forma net earnings and net earnings per share had we elected to adopt the "fair-value-based method" of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are as follows:

(all dollar amounts in thousands, except per share data)                   2005    2004    2003
Net earnings:
  As reported                                                          $(19,465) $20,393 $15,863
  Add: Total stock - based employee compensation expense (credit)
     under APB No. 25, net of related tax effects                        (1,505)   1,748   1,067
  Deduct: Total stock - based employee compensation expense
     determined under fair - value - based method for all awards,
     net of related tax effects                                             468   (2,034) (1,242)
Pro forma                                                              $(20,502) $20,107 $15,688
Net earnings per share - basic:
  As reported                                                            $(0.38)   $0.39   $0.31
  Pro forma                                                              $(0.40)   $0.39   $0.30
Net earnings per share - diluted:
  As reported                                                            $(0.38)   $0.39   $0.31
  Pro forma                                                              $(0.40)   $0.39   $0.30

                                       -63-
The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                  2005        2004        2003
Risk - free interest rate                         4.42%       3.71%      3.25%
Expected life in years                              11           6          6
Price volatility                                 29.16%      34.05%     38.97%
Dividend yield                                    2.49%       1.99%      2.78%

NOTE 9  ACQUISITIONS

On October 21, 2004, we acquired the assets of the Brainerd, Minnesota, paper mill of the Missota Paper Company, LLC, for approximately $9.9 million. The purchase price was allocated using the fair values of the acquired property, plant, and equipment. We assumed no liabilities of the mill. No goodwill or other intangible assets resulted from the transaction. The acquired assets are included in the Printing & Writing business segment.

Effective March 3, 2003, we acquired certain assets of a laminated papers producer for approximately $8.5 million in cash. The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price was allocated using the fair values of the acquired receivables, inventory, machinery and equipment, and identifiable intangible assets. No additional liabilities or goodwill were recorded as a result of this acquisition. The pro forma disclosures under SFAS No. 141, "Business Combinations," have not been presented, as the impact of this acquisition does not materially impact the results of operations. The acquired assets are included in the Specialty Products business segment.

NOTE 10 COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CLAIMS

Wausau Paper may be involved from time to time in various legal and administrative proceedings or be subject to various claims in the normal course of its business. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

As a result of a settlement of all claims of the parties in a patent litigation case, we recognized $4.2 million of income in 2003 as a fee for licensing certain patented dispenser technologies.

ENVIRONMENTAL MATTERS

Wausau Paper is subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations. These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require us to obtain and operate in compliance with conditions of permits and other governmental authorizations. Future regulations could materially increase our capital requirements and certain operating expenses in future years.

In 1986, the Wisconsin Department of Natural Resources ("DNR") notified a subsidiary of Wausau Paper that under Wisconsin environmental laws we may be a potentially responsible party ("PRP") for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency's ("EPA") National Priorities List. The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells located in close proximity to the landfill. The DNR has identified 10 PRPs. No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site. In October 2001, we entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies. We worked with the DNR on the development of the study and work plan which was initiated in early 2003. A report based upon the study was submitted to the DNR in 2004. The DNR has not provided a response to the study submission. We estimate that the costs of remediation of the entire site for all parties will be approximately $3 million, based upon the remediation method our consultants believe to be the most likely to be used. This estimate is preliminary. Actual costs of remediation of the site could be materially different since no timetable or decision on the actual remediation work has yet been developed. Our share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other PRPs, we are of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of Wausau Paper. We are also pursuing insurance coverage of our remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance.

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters. Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $6.2 million and $6.1 million at December 31, 2005 and 2004, respectively. The provision for remediation and landfill costs was not significant for the years ended December 31, 2005, 2004, and 2003, respectively. We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs. We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position. As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

OTHER COMMITMENTS

As of December 31, 2005, Wausau Paper was committed to spend approximately $5.2 million on capital projects, which were in various stages of completion.

Wausau Paper contracts for the supply and delivery of natural gas at some of its facilities. Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period. Contracts expire at various times between 2006 and 2019. At December 31, 2005, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of fuel oil, natural gas, coal, paper, and certain raw materials. These obligations expire in 2006 and 2007. Wausau Paper may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

NOTE 11 PREFERRED SHARE PURCHASE RIGHTS PLAN

Wausau Paper maintains a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock. Each right entitles its holder to purchase 1 one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment. The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an "Acquiring Person"). Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right. Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) our common stock (or a successor company) that has a market value of two times the exercise price of the right. Until exercisable, the rights will not be issued or traded in separate form from the common stock. After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, we may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment). At any time prior to any person or group becoming an Acquiring Person, we may redeem the rights at a price of $0.01 per right. The rights will expire on October 31, 2008.

NOTE 12 FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND ACCRUED LIABILITIES

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

LONG-TERM DEBT

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities. At December 31, 2005 and 2004, the fair value of the long-term debt exceeded the carrying value by approximately $8.3 million and $13.9 million, respectively.

INTEREST RATE AGREEMENT

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates. Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates. During 2001, the interest rate agreements were terminated. The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates. The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments. Debt premium amortization reduced interest expense by approximately $0.7 million for the years ended December 31, 2005, 2004, and 2003.
                                       -67-
NOTE 13 SEGMENT DATA

Wausau Paper has reclassified certain prior-year segment information to conform to the 2005 presentation. The reclassification is the result of a change in the management of two converting facilities from the Printing & Writing segment to the Specialty Products segment.

FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS

Our operations are classified into three principal reportable segments:
Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

PRODUCTS FROM WHICH REVENUE IS DERIVED

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products. Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota. Printing & Writing also includes a converting facility that converts printing and writing grades. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

During 2005, no single customer accounted for 10% or more of our consolidated net sales. On a segment basis, one customer accounted for approximately 18% of Printing & Writing business net sales and one customer accounted for approximately 13% of Towel & Tissue net sales while no single customer Specialty Products' business segment comprised 10 % or more of the respective segment net sales.

MEASUREMENT OF SEGMENT PROFIT AND ASSETS

We evaluate performance and allocate resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

RECONCILIATIONS

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)                 2005        2004       2003
Net sales external customers:
  Specialty Products                         $  459,028  $  462,779  $417,085
  Printing & Writing                            378,073     352,286   341,686
  Towel & Tissue                                259,992     225,652   212,673
                                             $1,097,093  $1,040,717  $971,444
Operating (loss) profit:
  Specialty Products                         $   11,974  $   22,666  $ 11,490
  Printing & Writing                            (62,855)      5,806     7,976
  Towel & Tissue                                 37,991      29,148    28,691
  Corporate and eliminations                    (10,239)    (15,896)  (12,879)
                                             $  (23,129) $    41,724 $ 35,278

Segment assets:
  Specialty Products                         $  333,482  $  342,724
  Printing & Writing                            254,528     281,378
  Towel & Tissue                                175,134     171,080
  Corporate and unallocated                      57,369      87,052
                                             $  820,513  $  882,234

                                       -69-

OTHER SIGNIFICANT ITEMS

                                                    Depreciation,  Expenditures
(all dollar amounts in thousands)                  Depletion, and for Long-Lived
                                                    Amortization      Assets
2005
SPECIALTY PRODUCTS                                     $24,756      $11,273
PRINTING & WRITING                                      45,958       10,014
TOWEL & TISSUE                                          19,642        9,758
CORPORATE AND UNALLOCATED                                1,198          449
                                                       $91,554      $31,494
2004
Specialty Products                                     $25,072      $ 7,543
Printing & Writing                                      15,527       13,863
Towel & Tissue                                          18,177        7,128
Corporate and unallocated                                1,189        1,031
                                                       $59,965      $29,565
2003
Specialty Products                                     $25,897      $ 5,176
Printing & Writing                                      15,927       10,592
Towel & Tissue                                          18,218        7,574
Corporate and unallocated                                  781          919
                                                       $60,823      $24,261

COMPANY GEOGRAPHIC DATA

We have no long-lived assets outside the United States. Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)                2005         2004        2003
United States                                $1,005,818     $954,684   $895,776
All foreign countries                            91,275       86,033     75,668
                                             $1,097,093   $1,040,717   $971,444

                                       -70-

QUARTERLY FINANCIAL DATA (UNAUDITED)

(all dollar amounts in thousands,          First      Second    Third      Fourth
except per share data)                    Quarter    Quarter*  Quarter**   Quarter**     Annual
2005
NET SALES                                $267,741   $275,291   $285,624   $268,437   $1,097,093
GROSS PROFIT                               23,135     16,846      8,142      4,503       52,626
OPERATING (LOSS) PROFIT                     5,608     (1,707)   (11,192)   (15,838)     (23,129)
NET (LOSS) EARNINGS                         1,936     (2,691)    (8,992)    (9,718)     (19,465)
NET (LOSS) EARNINGS PER SHARE BASIC
  AND DILUTED                               $0.04     $(0.05)    $(0.18)    $(0.19)      $(0.38)

2004
Net sales                                $251,815   $264,109   $262,428   $262,365   $1,040,717
Gross profit                               26,698     28,136     32,445     30,262      117,541
Operating profit                            7,814      8,382     15,287     10,241       41,724
Net earnings                                3,452      3,737      8,108      5,096       20,393
Net earnings per share basic and diluted    $0.07      $0.07      $0.16      $0.10        $0.39

2003
Net sales                                $239,826   $242,833   $249,529   $239,256     $971,444
Gross profit                               20,879     25,096     28,439     28,483      102,897
Operating profit                            4,635      7,677     12,013     10,953       35,278
Net earnings                                1,335      3,228      5,981      5,319       15,863
Net earnings per share basic and diluted    $0.03      $0.06      $0.12      $0.10        $0.31

* In 2005, includes after-tax expense of $6.0 million ($9.5 million pretax) or $0.12 per share related to closure costs and restructuring expense associated with the closing of the sulfite pulp mill at Printing & Writing's Brokaw, Wisconsin facility. In 2003, includes after-tax income of $2.6 million ($4.2 million pretax) or $0.05 per share related to the settlement of a patent litigation case.
**In 2005, the third and fourth quarters include after-tax expense of $13.6 million ($20.8 million pretax) or $0.26 per share and $5.1 million ($8.1 million pretax) or $0.10 per share, respectively, related to closure costs and restructuring expense related to the closing of the sulfite pulp mill at Printing & Writing's Brokaw, Wisconsin facility.

MARKET PRICES FOR COMMON SHARES (UNAUDITED)

                       2005                        2004                         2003
                                 CASH                        Cash                       Cash
                              DIVIDENDS                   Dividends                   Dividends
            PRICE     PRICE    PAID PER  Price     Price   Paid Per   Price    Price   Paid Per
Quarter     HIGH       LOW      SHARE    High       Low      Share    High      Low      Share
1st        $18.13    $13.57    $0.085   $14.11    $12.20    $0.085   $12.08    $9.30    $0.085
2nd         14.63     11.16     0.085    17.44     13.19     0.085    12.23    10.20     0.085
3rd         13.23     11.28     0.085    17.40     14.54     0.085    13.40    11.03     0.085
4th         12.63     10.08     0.085    19.12     15.15     0.085    13.85    11.75     0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.
                                       -71-

Financial Statement Schedule II - Valuation and Qualifying Accounts

                                    Allowance for           Valuation Allowance
                                   Doubtful Accounts     for Deferred Tax Assets
Balance December 31, 2002             $ 2,376                    $ 3,259
   Charges to cost and expense           (276)                     3,202
   Deductions                            (172)                      (899)

Balance December 31, 2003               1,928                      5,562
   Charges to cost and expense             92                      2,824
   Deductions                            (186)                       (17)

Balance December 31, 2004               1,834                      8,369
   Charges to cost and expense            256                      3,849
   Deductions                            (429)                    (1,291)
Balance December 31, 2005             $ 1,661                    $10,927

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of the our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on our internal control over financial reporting and material changes in such internal control, and the attestation report of our independent registered public accounting firm on management's assessment of our internal control are set forth in Item 8, pages 38 and 39. There have been no changes in the our internal control over financial reporting or in other factors which could materially affect such internal control subsequent to the date we carried out our evaluation.
                                       -72-
ITEM 9B.  OTHER INFORMATION

Not applicable.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2006 annual meeting of shareholders (the "2006 Proxy Statement") under the subcaption "Election of Directors - Election of Directors."

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit. Each of these codes is available at "About Wausau Paper - Corporate Governance" on the Company's website (www.wausaupaper.com). Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption. In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose such amendment or waiver at the website address where the code may also be found.

CORPORATE GOVERNANCE GUIDELINES AND COMMITTEE CHARTERS

We have adopted Corporate Governance guidelines and charters for the Board of Directors' Audit, Compensation, and Corporate Governance Committees. These guidelines and charters are available at "About Wausau Paper - Corporate Governance" on our website (www.wausaupaper.com). Shareholders may also request a free copy of these documents by writing to:

                              Corporate Secretary
                              Wausau Paper
                              100 Paper Place
                              Mosinee, WI 54455-9099
                                       -73-
AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies. Mr. Freels (Chairman), Mr. Alexander, Mr. Baur, Mr. Knetter, and Mr. Kuester serve on the Audit Committee.

FINANCIAL EXPERT

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert. Mr. Freels is an independent director under NYSE listing standards. Mr. Freels has 25 years of experience in commercial banking and, for the last 10 years, has managed the investment portfolios of the private foundation he serves as chief executive officer. He has also served on the Audit Committee since 1996, and as its chairman since April, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Election of Directors - Compensation of Directors."

EXECUTIVE OFFICER COMPENSATION

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to (1) the disclosure in the 2006 Proxy Statement beginning under the caption "Executive Compensation," through the disclosure under the subcaption "- Retirement Benefits," and (2) the disclosure in the 2006 Proxy Statement under the subcaption "- Report of the Compensation Committee - Committee Interlocks and Insider Participation."
                                       -74-
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Stock Ownership" in the 2006 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Plan category         Number of securities to be    Weighted-average exercise    Number of securities
                      issued upon exercise of       price of outstanding         remaining available for
                      outstanding options,          options, warrants and        future issuance under
                      warrants and rights (1)(2)    rights (1)(2)(3)             equity compensation plans
                                                                                (excluding securities
                                                                                 reflected in column (a)) (1)(2)
                                (a)                          (b)                           (c)
Equity compensation plans
approved by security
holders                      2,415,171                     $12.35                      1,280,404

Equity compensation plans
not approved by security
holders                              0                        n/a                              0

Total                        2,415,171                     $12.35                      1,280,404

   (1) Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan.
   (2) Table excludes options with respect to 165,200 shares granted under stock option plans of Mosinee Paper Corporation as of December 17, 1997 (the date of the merger between Wausau Paper Mills Company and Mosinee Paper Corporation) at a weighted-average exercise price of $11.96. No additional options will be granted from the stock-option plans of Mosinee Paper Corporation.
   (3) The exercise price calculation is based only on outstanding options to purchase 2,324,642 shares. Shares issuable pursuant to performance units have no exercise price.

BENEFICIAL OWNERSHIP

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement beginning under the caption "Stock Ownership - Stock Ownership of Directors, Executive Officers, and 5% Shareholders" and ending at the subcaption "- Section 16(a) Beneficial Ownership Reporting Compliance."
                                       -75-
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers is incorporated into this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Election of Directors - Determination of Independence of Directors."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2006 Proxy Statement under the subcaption "Report of the Audit Committee and Related Matters - Independent Auditor and Fees," and "Audit Committee Pre-Approval Policies."
                                       -76-
                                   PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report

(1) The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

      (i)   Consolidated Balance Sheets as of December 31, 2005 and 2004
      (ii) Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
      (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
      (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
      (v)   Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

      The following financial statement schedule is filed as part of this report:

      (i) Financial Statement Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003 (page 72)

      All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

(3)   Exhibits

      The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

      Exhibit
      Number                  Description
      3.1 Restated Articles of Incorporation, as amended May 12, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 2005)
      3.2 Restated Bylaws, as amended May 12, 2005 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated May 12, 2005)
      4.1 Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to
            Exhibit 4.1 to Registration Statement on Form 8-A dated October 21,
            1998)

      4.2 First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A, filed on December 19, 2000)
                                       -77-
      4.3 Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A, filed on October 29, 1998)
      4.4 $138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)
      4.5 Amendment No. 1, dated June 28, 2005, to Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Current Report on Form 8-K dated June 28, 2005)
      4.6 Credit Agreement dated August 31, 2004 among Wausau Paper and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris Trust and Savings Bank, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)
      10.1  Supplemental Retirement Plan, as last amended December 16, 2005*
      10.2 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.3 1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.4 Deferred Compensation Agreement dated March 2, 1990, as last amended December 16, 2005 (incorporated by reference to Exhibit
            10.9 to Current Report on Form 8-K dated December 16, 2005)*
      10.5 1991 Employee Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.6 1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.7 Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated December 16,
            2005)*
      10.8 Directors' Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.9 Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*
      10.10 Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.11 Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit
            10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*
      10.12 Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 16, 2005)*
                                       -78-
      10.13 Mosinee Paper Corporation 1994 Stock Option Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*
      10.14 2005 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2004)*
      10.15 2006 Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 16, 2005)*
      10.16 2000 Stock Incentive Plan (incorporated by reference to Exhibit
            10.7 to Current Report on Form 8-K dated December 16, 2005)*
      10.17 Executive Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.6 to Current Report on Form 8-K dated December 16,
            2005)*
      10.18 2005 Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 16, 2005)*
      10.19 2005 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated December 16, 2005)*
      10.20 Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2004)*
      10.21 Standard Form of Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*
      10.22 Standard Form of Non-Qualified Performance Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*
      10.23 Standard Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated December 16, 2005)*
      10.24 Standard Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated December 16, 2005)*
      10.25 Board of Directors Compensation Policy dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2005)*
      10.26 Form of Grant of Performance Units Pursuant to Director Compensation Policy dated December 16, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 16, 2005)*
      21.1  Subsidiaries of Wausau Paper
      23.1  Consent of Deloitte & Touche LLP
      31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      32.1 Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002

      * Executive compensation plans or arrangements. All plans are sponsored or maintained by Wausau Paper unless otherwise noted.
                                       -79-

 (b)  Exhibits

      See Item 15(a)(3).

 (c)  Financial Schedules

      See Item 15(a)(2).
                                       -80-
                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WAUSAU PAPER CORP.


March 15, 2006                    SCOTT P. DOESCHER
                                  Scott P. Doescher
                                  Senior Vice President - Finance,
                                  Secretary and Treasurer

                                  (On behalf of the Registrant and as
                                   Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 15, 2006



THOMAS J. HOWATT                           SAN W. ORR, JR.
Thomas J. Howatt                           San W. Orr, Jr.
President and Chief Executive Officer      Chairman of the Board
(Principal Executive Officer)



WALTER ALEXANDER                           ANDREW N. BAUR
Walter Alexander                           Andrew N. Baur
Director                                   Director



GARY W. FREELS                             MICHAEL M. KNETTER
Gary W. Freels                             Michael M. Knetter
Director                                   Director



DENNIS J. KUESTER                          DAVID B. SMITH, JR.
Dennis J. Kuester                          David B. Smith, Jr.
Director                                   Director

                                EXHIBIT INDEX*
                                      TO
                                   FORM 10-K
                                      OF
                              WAUSAU PAPER CORP.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                 PURSUANT TO SECTION 102(D) OF REGULATION S-T
                        (17 C.F.R. Section 232.102(D))

Exhibit 10.1   Supplemental Retirement Plan, as last amended December 16, 2005

Exhibit 21.1   Subsidiaries of Wausau Paper

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