Form 10-Q
period 2006-03-31
WAUSAU PAPER CORP.
filed 2006-05-10
CIK 105076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       (Mark One)
   (checked box)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

                                      OR
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

The number of common shares outstanding at April 28, 2006 was 51,120,809.

                              WAUSAU PAPER CORP.

                               AND SUBSIDIARIES

                                     INDEX
                                                                       PAGE NO.
PART I.        FINANCIAL INFORMATION

     Item 1.      Financial Statements
                  Condensed Consolidated Statements of
                  Operations, Three Months Ended
                  March 31, 2006 (unaudited) and
                  March 31, 2005 (unaudited)                               1

                  Condensed Consolidated Balance
                  Sheets, March 31, 2006 (unaudited)
                  and December 31, 2005 (derived from
                  audited financial statements)                            2

                  Condensed Consolidated Statements
                  of Cash Flows, Three Months Ended
                  March 31, 2006 (unaudited) and
                  March 31, 2005 (unaudited)                               3

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)                      3-11

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                            12-18

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                             19

      Item 4.     Controls and Procedures                                 19

PART II.    OTHER INFORMATION

      Item 1A.    Risk Factors                                            20

      Item 2.     Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                20

      Item 6.     Exhibits                                                20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended
                                                                     March 31,
(all amounts in thousands, except per share data)               2006          2005
NET SALES                                                   $ 283,663     $ 267,741
Cost of products sold                                         261,338       244,606

GROSS PROFIT                                                   22,325        23,135

Selling and administrative expenses                            20,976        17,527
Restructuring                                                     132             -

OPERATING PROFIT                                                1,217         5,608

Interest expense                                               (2,713)       (2,650)
Other income (expense), net                                        42           115

(LOSS) EARNINGS BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE       (1,454)        3,073

(Credit) provision for income taxes                              (538)        1,137

(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                       (916)        1,936
Cumulative effect of a change in accounting
   principle (net of income taxes)                               (427)            -

NET (LOSS) EARNINGS                                         $  (1,343)    $   1,936

(LOSS) EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE - BASIC AND DILUTED  $   (0.02)    $    0.04
Cumulative effect of a change in accounting
   principle (net of income taxes), per share                   (0.01)            -
NET (LOSS) EARNINGS PER SHARE - BASIC AND DILUTED           $   (0.03)    $    0.04

Weighted average shares outstanding-basic                      51,041        51,690
Weighted average shares outstanding-diluted                    51,041        51,991

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)                    MARCH 31,   December 31,
                                                       2006         2005
ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                         $  7,491     $ 15,500
   Receivables, net                                   108,600       97,904
   Refundable income taxes                              5,479        5,831
   Inventories                                        148,814      145,846
   Deferred income taxes                               10,072        9,971
   Other current assets                                 4,787        4,632
      Total current assets                            285,243      279,684

Property, plant, and equipment - net                  487,009      494,228
Other assets                                           47,251       46,601

TOTAL ASSETS                                         $819,503     $820,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt              $    237     $     86
   Accounts payable                                    80,123       78,726
   Accrued and other liabilities                       56,740       70,153
      Total current liabilities                       137,100      148,965

Long-term debt                                        170,536      161,011
Deferred income taxes                                  91,588       91,334
Post-retirement benefits                               59,744       58,171
Pension                                                25,639       26,905
Other noncurrent liabilities                           25,382       23,908
      Total liabilities                               509,989      510,294
Stockholders' equity                                  309,514      310,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $819,503     $820,513

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
(all dollar amounts in thousands)                                  2006        2005
Net cash used in operating activities                         ($ 10,409)   ($ 17,118)

Cash flows from investing activities:
      Capital expenditures                                       (4,912)      (8,633)
      Proceeds from property, plant, and equipment disposals      1,655            -
Net cash used in investing activities                            (3,257)      (8,633)
Cash flows from financing activities:
     Issuance of commercial paper                                 9,500            -
     Payment under capital lease obligation and note payable        (35)         (28)
     Dividends paid                                              (4,340)      (4,394)
     Proceeds from stock option exercises                         1,405            -
     Excess tax benefits related to stock options                    94            -
     Payments for purchase of company stock                        (967)           -
Cash provided by (used in) financing activities                   5,657       (4,422)

Net decrease in cash and cash equivalents                        (8,009)     (30,173)
Cash and cash equivalents, beginning of period                   15,500       51,914

Cash and cash equivalents, end of period                      $   7,491    $  21,741

Supplemental Cash Flow Information:
Interest paid-net of amount capitalized                       $   5,170    $   5,268
Income taxes paid                                             $     658    $   6,578

Noncash investing and financing activities: A capital lease obligation of $393 was recorded in the first quarter of 2006 when we entered into a new lease agreement for equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
       The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries. All significant intercompany transactions have been eliminated. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and
                                       3
       which are necessary for a fair statement of the results for the periods presented. Results for the interim period are not necessarily indicative of future results. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America. Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2005, for our accounting policies and other disclosures, which are pertinent to these statements.

NOTE 2. EARNINGS PER SHARE
       The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

       (all amounts in thousands, except per share data)          Three Months
                                                                Ended March 31,
                                                               2006         2005
       Net (loss) earnings                                 $ (1,343)    $   1,936

       Basic weighted average common shares outstanding      51,041        51,690
       Effect of dilutive securities:
          Share-based compensation awards                         -           301
       Diluted weighted average common shares outstanding    51,041        51,991

       Net (loss) earnings per share:
       Basic                                               $  (0.03)    $    0.04
       Diluted                                             $  (0.03)    $    0.04

       Share-based compensation awards for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. Due to the loss reported in the quarter ended March 31, 2006, all share-based compensation award shares are considered to be antidilutive. As a result, for the three months ended March 31, 2006 and March 31, 2005, 2,180,942 shares and 567,911 shares, respectively, issued under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.

NOTE 3. SHARE-BASED COMPENSATION
       Effective January 1, 2006, Wausau Paper adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transition method. This accounting standard requires compensation cost related to share-based payment transactions to be recognized as an operating expense in the statement of operations over the requisite service period based on the grant-date fair value of the award.

       Prior to adopting SFAS 123R, we measured compensation cost for stock-based compensation plans using the "intrinsic value based method" prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                                       4
       Employees." As a result, compensation expense for restricted stock was recognized ratably over the service period based upon the grant-date market value and compensation expense for performance stock awards was recognized ratably over the performance period based on changes in quoted market prices of Wausau Paper common stock and the likelihood of achieving performance goals. The exercise price of all employee stock options was at least equal to their grant-date market value. Accordingly, no compensation expense was recorded for stock options granted to employees.

       Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement. The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, net of any related tax effects, was recorded as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations.

       The impact of accounting for share-based compensation to our reported net loss for the three months ended March 31, 2006 under the provisions of SFAS 123R using the "fair value based method" compared to the "intrinsic based method" was an after-tax expense of $0.3 million, or approximately $0.01 per share.

       SFAS 123R also requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than an operating cash flow. Before the adoption on January 1, 2006, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

       STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND PERFORMANCE UNITS
       During the three months ended March 31, 2006, we recognized approximately $0.1 million in share-based compensation expense which included fixed option grants and performance unit awards. We recognize compensation expense on grants of stock options, restricted stock and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award. As of March 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $0.1 million which will be recognized ratably through December 31, 2006.

       We are authorized to deliver up to 3.7 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units and restricted stock under various incentive plans. Wausau Paper has one stock incentive plan, the "2000 Stock Incentive Plan" under which awards to grantees are available for future grant. Approximately
       1.4 million shares were available under the 2000 Stock Incentive Plan for future grant at March 31, 2006. We use treasury stock to deliver common stock shares under these plans. Non-qualified stock options expire twenty years from the grant date.

       Stock Options
       During the three months ended March 31, 2006, no stock options were granted. A summary of stock option activity during the three months ended March 31, 2006 is as follows:

       (all dollar amounts in thousands)
                                                                      Wtd. Avg.
                                                       Wtd. Avg.     Remaining    Aggregate
                                                       Exercise      Contractual  Intrinsic
                                             Shares      Price      Term (years)    Value
       Outstanding at beginning of period  2,489,842    $12.32
       Granted                                     -         -
       Exercised                            (139,000)     10.11
       Forfeited/Cancelled                   (75,000)     15.51
       Outstanding at end of period        2,275,842      12.35        14.8        $3,294
       Exercisable at end of period        1,897,624      12.49        12.3         3,294

       The table below presents stock option activity for the three months ended March 31, 2006 and 2005:

       (all dollar amounts in thousands)                         Three Months
                                                                Ended March 31,
                                                                2006      2005
       Total intrinsic value of stock options exercised       $  529    $   -
       Cash received from stock option exercises               1,405        -
       Income tax benefit from the exercise of stock options      94        -
       Total fair value of stock options vested during period     25       42

       Restricted Stock
       We may also grant restricted stock awards to certain employees. No grants of restricted stock were made during the three months ended March 31, 2006.

       Performance Units
       Under the 2000 Stock Incentive Plan, performance unit awards may be granted to certain employees and directors of Wausau Paper. The vesting of certain performance awards may be subject to (1) achieving certain operating profit levels and (2) completion of a service requirement. Service condition vesting ranges from zero to two years. We value performance unit awards at the average of the high and low sales price of our common stock on the date of grant.

       A summary of performance unit activity for the three months ended March 31, 2006 is as follows:

       (all dollar amounts in thousands)
       Aggregate
                                            Number       Wtd. Avg. Intrinsic
                                           Of Units     Fair Value   Value
       Balance at beginning, nonvested       57,838       $12.27
       Granted                               10,592        11.33
       Vested                               (10,495)       11.43
       Forfeited                             (4,199)       12.22
       Balance at end of period, nonvested   53,736        12.25   $   756

       STOCK APPRECIATION RIGHTS AND DIVIDEND EQUIVALENTS
       Wausau Paper maintains various stock appreciation rights plans that entitle certain management employees to receive settlement in cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Wausau Paper common stock.

       We also maintain a dividend equivalent plan. Under the plan, upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the grant. The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Wausau Paper common stock.

       All outstanding stock appreciation rights and dividend equivalents were fully vested as of January 1, 2006. During the three months ended March 31, 2006, $8,827 was paid to a participant in settlement of dividend equivalents.

       During the three months ended March 31, 2006, we recognized approximately $0.8 million in share-based compensation expense related to stock appreciation rights and dividend equivalents as these awards were remeasured to their fair value as of March 31, 2006, in accordance with the provisions of SFAS 123R.
                                       7

       PRIOR YEAR PRO FORMA EXPENSE
       The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123R:

  (all dollar amounts in thousands, except per share amounts)
                                                             Three Months Ended
                                                                March 31, 2005

      Net earnings:
      As reported                                                   $1,936
      Add:   Total stock-based employee compensation
             expense (credit) under APB No. 25, net of
             related tax effects                                    (1,196)
      Deduct:Total stock-based compensation (expense)
             credit determined under fair-value based method
             for all awards, net of related tax effects              1,050
      Pro forma                                                     $1,790

      Net earnings per share - basic:
         As reported                                                $ 0.04
         Pro forma                                                  $ 0.03
      Net earnings per share - diluted:
         As reported                                                $ 0.04
         Pro forma                                                  $ 0.03

NOTE 4. RECEIVABLES
       Accounts receivable consisted of the following:

       (all dollar amounts in thousands)          MARCH 31,  December 31,
                                                    2006         2005
       Trade                                     $108,476     $97,829
       Other                                        1,901       1,736
                                                  110,377      99,565
       Less: allowances for doubtful accounts      (1,777)     (1,661)
                                                 $108,600     $97,904

                                       8

NOTE 5. INVENTORY
       The various components of inventories were as follows:

       (all dollar amounts in thousands)           MARCH 31,  December 31,
                                                     2006       2005
       Raw materials                             $ 38,796    $ 36,810
       Work in process and finished goods         113,309     112,776
       Supplies                                    32,887      32,008
       Inventories at cost                        184,992     181,594
       Less:  LIFO reserve                        (36,178)    (35,748)
                                                 $148,814    $145,846

NOTE 6. ACCUMULATED DEPRECIATION
       The accumulated depreciation on fixed assets was $687.1 million as of March 31, 2006, and $675.3 million as of December 31, 2005. The provision for depreciation, amortization and depletion for the three months ended March 31, 2006 and March 31, 2005 was $14.6 million and $15.3 million, respectively.

NOTE 7.PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
       The components of net periodic benefit costs recognized in the Condensed
       Consolidated Statements of Operations for the three months ended March
       31, 2006 and 2005 are as follows:
                                                                      Other
                                                                  Post-retirement
                                                Pension Benefits    Benefits
                                                 2006     2005     2006    2005
       Service cost                           $ 1,958   $1,810   $  804 $   629
       Interest cost                            2,596    2,396    1,243   1,185
       Expected return on plan assets          (3,003)  (2,708)       -       -
       Amortization of:
         Prior service cost                       539      549   (1,038)   (764)
         Actuarial loss                           797      466      410     338
         Settlement                                 -      305        -       -
       Net periodic benefit cost              $ 2,887   $2,818   $1,419  $1,388

       Wausau Paper previously disclosed in our consolidated financial statements for the year ended December 31, 2005, that although we do not have a minimum funding requirement for defined benefit pension plans in 2006, we may elect to make contributions of up to $17.6 million directly to pension plans. As of March 31, 2006, we have made payments of approximately $3.7 million to our pension plans. In addition, as previously reported, we expect to contribute $4.4 million directly to other post-retirement plans in 2006. As of March 31, 2006, we have contributed $1.6 million to our post-retirement plans.
                                       9
NOTE 8. DEBT
       During the first quarter of 2006, Wausau Paper issued $9.5 million of commercial paper under an existing unrated commercial paper placement agreement with a bank. This agreement requires unused credit availability under our $100 million unsecured revolving-credit agreement that expires August 31, 2008 equal to the amount of outstanding commercial paper. The amount of commercial paper outstanding at March 31, 2006 has been classified as long-term as we intend and have the ability to refinance the obligations under the revolving credit agreement.

       In February 2006, we entered into a capital lease to finance certain equipment. As a result, we recorded a capital lease obligation and related asset in the amount of $0.4 million.

NOTE 9. PULP MILL CLOSURE
       In July 2005, Wausau Paper announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, facility. The pulp mill was closed in November 2005 and the related long-lived assets were abandoned. Pre-tax restructuring expenses were $0.1 million for the three months ended March 31, 2006.

NOTE 10. INTERIM SEGMENT INFORMATION

      FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS
      Wausau Paper's operations are classified into three principal reportable segments: Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

      PRODUCTS FROM WHICH REVENUE IS DERIVED
      Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products. Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota. Printing & Writing also includes a converting facility which converts printing and writing grades. Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the "away-from-home" market. Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.
                                       10
       RECONCILIATIONS
       The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                            Three Months
                                                           Ended March 31,
       (all dollar amounts in thousands)                 2006         2005
       Net sales external customers:
         Specialty Products                          $121,492      $118,364
         Printing & Writing                            99,318        92,604
         Towel & Tissue                                62,853        56,773
                                                     $283,663      $267,741
       Operating profit (loss):
         Specialty Products                          $  2,350      $ 3,940
         Printing & Writing                            (7,105)      (4,569)
         Towel & Tissue                                 9,016        7,884
         Corporate & eliminations                      (3,044)      (1,647)
                                                     $  1,217      $ 5,608
                                                      MARCH 31,  December 31,
                                                        2006         2005
       Segment assets:
         Specialty Products                           $331,855     $333,482
         Printing & Writing                            257,043      254,528
         Towel & Tissue                                178,387      175,134
         Corporate & Unallocated*                       52,218       57,369
                                                      $819,503     $820,513

       * Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2005, for our accounting policies and other disclosures which are pertinent to these statements.

Change in Accounting Policy

Effective January 1, 2006, Wausau Paper adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transition method. This accounting standard requires compensation cost related to share-based payment transactions to be recognized as an operating expense in the statement of operations over the requisite service period based on the grant-date fair value of the award. As of March 31, 2006, we have approximately $0.1 million of unrecognized compensation cost which will be recognized ratably through the balance of 2006. Actual share-based compensation expense for 2006 depends on various factors, including the number and type of share-based compensation awards granted and the fair value of awards at the time of grant.

Prior to adopting SFAS 123R, we measured compensation cost for stock-based compensation plans using the "intrinsic value based method" prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, compensation expense for restricted stock was recognized ratably over the service period based upon the grant-date market value and compensation expense for performance stock awards was recognized ratably over the performance period based on changes in quoted market prices of Wausau Paper common stock and the likelihood of achieving performance goals. The exercise price of all employee stock options was at least equal to their grant-date market value. Accordingly, no compensation expense was recorded for stock options granted to employees.

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement. The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was recorded as a cumulative effect of a change of accounting principle of $0.4 million, net of related income taxes.
                                       12

OVERVIEW

For the first quarter of 2006, we reported a net loss of $1.3 million or $0.03 per share compared to prior-year net earnings of $1.9 million or $0.04 per share. The net loss for the first three months of 2006 included a charge for cumulative effect of a change in accounting principle, net of related income taxes, of $0.4 million or $0.01 per share as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" on January 1, 2006. Compared to the first quarter of 2005, net sales increased 6%, with each of our business segments reporting year-over-year improvement. The improvements in sales price, product mix, and volume only partially offset higher manufacturing costs--most notably unfavorable energy prices--experienced in the first three months of 2006 compared to the same period in 2005.

OPERATIONS REVIEW

Net Sales
                                                 Three Months Ended March 31,
(all dollar amounts in thousands)                    2006           2005
Net sales                                         $283,663       $267,741
Percent increase                                         6%             6%

Consolidated net sales of $283.7 million for the three months ended March 31, 2006 improved 6% over consolidated net sales of $267.7 million for the three months ended March 31, 2005. Shipments increased approximately 1% quarter-over-quarter with 224,207 tons shipped during the first quarter of 2006 and 221,235 tons shipped during the first quarter of 2005. During the same comparative periods, average net selling price improved nearly 4%, or approximately $10 million with actual product selling price and mix contributing equally to the net selling price improvement.

Specialty Products' net sales for the first quarter of 2006 were $121.5 million, an increase of 3% over net sales of $118.4 million reported during the same period in 2005. The increase in net sales was driven by an average net selling price increase of approximately 3% or nearly $4 million, with actual selling price increases generating more than one-half of the improvement. Partially offsetting the improvement in average selling price was a 2% reduction in volume of products shipped. In the first three months of 2006, the business segment shipped 102,287 tons compared to 104,788 tons in the first quarter of 2005. The decline is due primarily to reduced current year volumes of laminated roll wrap product.

For the three months ended March 31, 2006, Printing & Writing recorded net sales of $99.3 million, an increase of 7% over reported net sales in the first three months of 2005 of $92.6 million. The current quarter improvement in net sales was due to a 4% increase in volume as 83,631 tons were shipped during the first quarter of 2006 compared to 80,160 tons during the first quarter of 2005 and an improvement in average net selling price of more than 2%. The increase in average net selling price is predominantly due to an improved product mix. Actual product selling prices remained relatively flat as compared with last year. As a result of
                                       13
improving uncoated freesheet market conditions during the first quarter of 2006, we announced a selling price increase of $40 per ton across a broad range of products early in the second quarter of 2006.

Towel & Tissue reported net sales of $62.9 million for the three-month period ended March 31, 2006, an increase of 11% from net sales of $56.8 million reported in the same three-month period of 2005. Shipments of higher-margin value added products increased 14% in the current quarter as total shipments increased 6% to 38,289 tons from 36,287 tons during the same period last year. Average net selling price increased more than 5%, or approximately $3 million, in the first quarter of 2006 over the first quarter of 2005 with modest mix improvement adding to the more significant pricing gains experienced in this business segment.

Gross Profit
                                                  Three Months Ended March 31,
(all dollar amounts in thousands)                      2006         2005
Gross profit on sales                                $22,325      $23,135
Gross profit margin                                        8%           9%

Gross profit for the three months ended March 31, 2006, was $22.3 million compared to $23.1 million for the three months ended March 31, 2005. Gross profit margins decreased compared to those reported in the same period last year as increases in energy and other manufacturing costs more than offset improvements in average net selling price. In total, natural gas prices increased approximately 40% resulting in an additional cost of approximately $3.5 million in the first quarter of 2006 compared to the first quarter of 2005 while electricity costs increased $1.4 million in the same comparative period.

The Specialty Products' average selling price increase and improved operations were more than offset by the unfavorable impacts of energy to report quarter-over-quarter gross profit margins of 7% in the first quarter of 2006 compared to 8% in the first quarter of 2005.

Printing & Writing's gross margin for the first quarter of 2006 was a negative 1% of net sales compared to 2% of net sales for the first quarter of 2005. Unfavorable impacts of energy described in the consolidated comparison more than offset gains in average selling price. With uncoated freesheet market conditions significantly improved from late in 2005, we elected to restart the Brokaw papermaking facility's idle paper machine late in the first quarter of 2006. We will continue to operate our Printing & Writing business segment at full capacity as long as market demand supports this level of operations.

The gross profit margin for Towel & Tissue was 22% in the first quarter of 2006 compared to 21% in the first quarter of 2005. Increased average selling price more than offset unfavorable purchased towel and tissue parent roll and energy prices to drive the improvement in gross margin on a quarter-over-quarter basis.

Consolidated order backlogs increased to approximately 57,700 tons at March 31, 2006, from approximately 38,700 tons at March 31, 2005. Backlog tons at March 31, 2006 represent $69.9
                                       14
million in sales compared to $46.9 million in sales at March 31, 2005. Improvements in customer backlog were evident in all three business segments.

Specialty Products' backlog tons increased from 24,000 tons as of March 31, 2005, to 35,600 tons at March 31, 2006. Printing & Writing backlog tons improved to 18,600 tons at the end of the first quarter of 2006 compared to 11,800 tons at the end of the first quarter of 2005. Towel & Tissue experienced increased backlogs with 3,500 tons reported at the end of the first quarter of 2006 and 2,900 tons reported at the end of the first quarter of

2005. The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses
                                                   Three Months Ended March 31,
(all dollar amounts in thousands)                       2006         2005
Selling and administrative expense                   $20,976      $17,527
Percent increase/(decrease)                               20%          (7%)
As a percent of net sales                                  7%           7%

Selling and administrative expenses in the first quarter of 2006 were $21.0 million compared to $17.5 million in the same period of 2005. As a result of the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), share-based compensation expense for the first quarter of 2006 was $1.3 million compared to a credit of $1.9 million for the three months ended March 31, 2005. Prior to the adoption of SFAS 123R, we accounted for share-based compensation using the "intrinsic value based method" prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Restructuring Charge

Wausau Paper recorded a pre-tax $0.1 million closure charge for the three months ended March 31, 2006, for other associated costs directly related to the closure of the sulfite pulp mill located at Printing & Writing's Brokaw papermaking mill. The permanent closure of the pulp mill facility was announced in July 2005. The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.

Other Income and Expense
                                                   Three Months Ended March 31,
(all dollar amounts in thousands)                        2006         2005
Interest expense                                       $2,713       $2,650
Other income(expense), net                                 42          115

Interest expense was similar between comparable periods of 2006 and 2005 at $2.7 million. Long-term debt was $170.5 million and $161.6 million at March 31, 2006 and 2005, respectively. Long-term debt at December 31, 2005, was $161.0 million. Interest expense in 2006 is expected to be somewhat higher than 2005 levels, as modestly higher average debt levels are expected to be carried in 2006. Other income in the first quarter of 2006 is lower than the
                                       15
same period last year due to reduced interest income as a result of lower cash and cash equivalent balances in the current period.

Income Taxes
                                                   Three Months Ended March 31,
(all dollar amounts in thousands)                        2006         2005
(Credit) provision for income taxes                   $ (538)       $1,137
Effective tax rate                                        37%          37%

The effective tax rates for the periods presented are indicative of our normalized tax rate. The effective rate for 2006 is expected to remain at 37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures
                                                  Three Months Ended March 31,
(all dollar amounts in thousands)                       2006         2005
Cash used in operating activities                     $10,409      $17,118
Capital expenditures                                    4,912        8,633

For the three months ended March 31, 2006, cash used in operating activities was $10.4 million compared to cash used in operating activities of $17.1 million for same period in 2005. In the first quarter of 2006, receivables and inventories increased a combined $13.7 million while accounts payable and other liabilities decreased more than $5.4 million. For the three months ended March 31, 2005, receivables and inventories increased a combined $19.8 million. In addition, accounts payable, accrued income taxes and other liabilities decreased a combined $12.5 million. Both the first quarter of 2006 and 2005 reflect seasonal builds in receivables and inventories, with 2005 including the build of inventory relating to Printing & Writing's Brainerd mill which was acquired in the fourth quarter of 2004.

Wausau Paper has established an average internal rate of return target of 17% on all capital projects approved in 2006. This objective was achieved on projects approved during the first three months of the year. Capital spending for the first three months of 2006 was $4.9 million compared to $8.6 million during the first three months of 2005. Total capital spending for the full-year of 2006 is expected to be approximately $30 million.

For 2006, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in two of our three business segments. Specialty Products spent $1.5 million on a stock prep consolidation project at the Rhinelander, Wisconsin facility and $0.3 million on paper mill related equipment at the Mosinee, Wisconsin paper mill. Printing & Writing spent $0.1 million on a palletizer project at the Groveton, New Hampshire paper mill.

The balance of the spending for the first three months of 2006 was related to projects that individually are expected to cost less that $1.0 million. These expenditures included approximately $2.0 million for essential non-or low-return projects, and approximately $1.0 million on projects expected to provide a return in excess of our targeted internal rate of return.
                                       16
For 2005, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in Towel & Tissue with $0.3 million spent on various converting lines.

The balance of spending for the first three months of 2005 was related to projects that individually are expected to cost less than $1.0 million. These expenditures included approximately $5.7 million for essential non-or low-return projects, including maintenance-related capital and approximately $2.6 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million. During the first quarter of 2006, we sold approximately 700 acres of timberlands, recording an after-tax gain of $1.0 million. Since announcing our intent to sell timberlands which are not considered strategic sources of supply for our pulp mill, we have sold approximately 1,900 acres for an after-tax gain of $2.3 million. We expect our timberland sales program to gain momentum during 2006 and ultimately increase to a pace that will allow us to complete our sales program within the time period specified.

Debt and Equity
                                                    MARCH       December 31,
(all dollar amounts in thousands)                   2006           2005
Short-term debt                                   $    237       $     86
Long-term debt                                     170,536        161,011
Total debt                                         170,773        161,097
Stockholders' equity                               309,514        310,219
Total capitalization                               480,287        471,316
Long-term debt/capitalization ratio                     36%            34%

As of March 31, 2006, long-term debt increased $9.5 million as compared to the $161.0 million borrowed at December 31, 2005. The increase in debt is due primarily to seasonal builds in inventory.

During the first quarter of 2006, we issued $9.5 million of commercial paper under an existing unrated commercial paper placement agreement with a bank. This agreement requires unused credit availability under our $100 million unsecured revolving-credit agreement that expires August 31, 2008, equal to the amount of outstanding commercial paper. The amount of commercial paper outstanding at March 31, 2006 has been classified as long-term as we intend and have the ability to refinance the obligations under the revolving credit agreement.

In February 2006, we entered into a capital lease to finance certain equipment. As a result, we recorded a capital lease obligation and related asset in the amount of $0.4 million.

On March 31, 2006, we had approximately $90.5 million available borrowing capacity under a bank facility that expires on August 31, 2008. Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending
                                       17
requirements, fund dividend payments to shareholders, and pursue a plan to repurchase shares of Wausau Paper common stock.

During 2005, we reactivated our common stock buy-back program. At December 31, 2005, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2000. During the first quarter of 2006, we repurchased 74,800 shares at a total cost of approximately $1.0 million. As of March 31, 2006, there were approximately 1.9 million shares available for repurchase. Repurchases may be made from time to time in the open market or through privately negotiated transactions. We intend to continue repurchasing shares at a similar pace to repurchases in recent quarters.

Dividends

On December 16, 2005, the Board of Directors declared a quarterly cash dividend of $0.085 per common share. The dividend was paid on February 15, 2006, to shareholders of record on February 1, 2006. On April 20, 2006, the Board of Director's declared a cash dividend in the amount of $0.085 per share. The dividend is payable on May 15, 2006, to shareholders of record on May 1, 2006.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the economy, and any other expressions of similar import or covering other matters relating to our business and operations. Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions. These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report. We do not intend to update these forward-looking statements.
                                       18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the information provided in response to
Item 7A of the our Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of Wausau Paper's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon, and as of the date of such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects. There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
                                       19
                          PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities - Quarter ending March 31, 2006

                                                                             Maximum number
                                                      Total number          (or approximate
                                                      of shares (or         dollar value) of
                        Total number                 units) purchased      shares (or units)
                         of shares  Average price   as part of publicly    that may yet be
                        (or units)  paid per share    announced plans     purchased under the
                         purchased    (or unit)        or programs        plans or programs
Period                      (a)          (b)             (c)(1)                  (d)(1)
January                        0            0                0
February                  74,800       $12.90           74,800
March                          0            0                0
Quarterly Totals          74,800       $12.90           74,800                  1,905,174

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

                                    WAUSAU PAPER CORP.



May 10, 2006                        SCOTT P. DOESCHER
                                    Scott P. Doescher
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer

                                    (On behalf of the Registrant and as
                                    Principal Financial Officer)
                                       21


                                 EXHIBIT INDEX
                                      TO
                                   FORM 10-Q
                                      OF
                              WAUSAU PAPER CORP.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                 Pursuant to Section 102(d) of Regulation S-T
                        (17 C.F.R. Section 232.102(d))



The following exhibits are filed as part of this report:

31.1   Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
31.2   Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of
       2002
32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       22