Form 10-Q
period 2006-06-30
WAUSAU PAPER CORP.
filed 2006-08-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to _________________

Commission file number:  1-13923

WAUSAU PAPER CORP.

(Exact name of registrant as specified in charter)

WISCONSIN

39-0690900

(State of incorporation)

(I.R.S. Employer Identification Number)

100 Paper Place

Mosinee, Wisconsin 54455-9099

(Address of principal executive office)

Registrant’s telephone number, including area code:  715-693-4470

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐ Accelerated filer   ☒ Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

The number of common shares outstanding at July 31, 2006 was 50,964,209.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Six Months Ended
	June 30, 2006 (unaudited) and
	June 30, 2005 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, June 30, 2006 (unaudited)
	and December 31, 2005 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Six Months Ended
	June 30, 2006 (unaudited) and
	June 30, 2005 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-13

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2006	2005	2006	2005

Net sales	$297,286	$275,291	$580,949	$543,032
Cost of products sold	268,946	258,445	530,284	503,051

Gross profit	28,340	16,846	50,665	39,981
Selling and administrative expenses	19,735	18,376	40,711	35,903
Restructuring	77	177	209	177

Operating profit (loss)	8,528	(1,707)	9,745	3,901
Interest expense	(2,879)	(2,687)	(5,592)	(5,337)
Other income (expense), net	47	122	89	237
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	5,696	(4,272)	4,242	(1,199)
Provision (credit) for income taxes	2,108	(1,581)	1,570	(444)
Earnings (loss) before cumulative effect of a change in accounting principle	3,588	(2,691)	2,672	(755)
Cumulative effect of a change in accounting principle (net of income taxes)	––	––	(427)	––

Net earnings (loss)	$ 3,588	($ 2,691)	$ 2,245	($ 755)

Earnings (loss) per share before cumulative effect of a change in accounting principle-basic and diluted	$ 0.07	($ 0.05)	$ 0.05	($ 0.01)
Cumulative effect of a change in accounting principle (net of income taxes), per share	––	––	(0.01)	––
Net earnings (loss) per share-basic and diluted	$ 0.07	($ 0.05)	$ 0.04	($ 0.01)

Weighted average shares outstanding-basic	51,041	51,589	51,041	51,640
Weighted average shares outstanding-diluted	51,358	51,589	51,342	51,640

Dividends declared per common share	$ 0.17	$ 0.17	$ 0.17	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 4,609	$ 15,500
Receivables, net	110,372	97,904
Refundable income taxes	2,525	5,831
Inventories	156,695	145,846
Deferred income taxes	9,766	9,971
Other current assets	4,656	4,632

Total current assets	288,623	279,684

Property, plant, and equipment net	480,429	494,228
Other assets	48,550	46,601

Total Assets	$817,602	$820,513

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 265	$ 86
Accounts payable	82,522	78,726
Accrued and other liabilities	71,111	70,153

Total current liabilities	153,898	148,965

Long-term debt	163,748	161,011
Deferred income taxes	87,847	91,334
Post-retirement benefits	60,797	58,171
Pension	23,647	26,905
Other noncurrent liabilities	25,422	23,908

Total liabilities	515,359	510,294
Stockholders’ equity	302,243	310,219

Total Liabilities and Stockholders’ Equity	$817,602	$820,513

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2006	2005

Net cash provided by (used in) operating activities	$ 5,191	($ 4,498)
Cash flows from investing activities:
Capital expenditures	(11,779)	(15,631)
Proceeds from property, plant , and equipment disposals	3,205	222

Cash used in investing activities	(8,574)	(15,409)
Cash flows from financing activities:
Net issuances/payments of commercial paper	3,000	––
Payments under capital lease obligation and note payable	(115)	(47)
Dividends paid	(8,685)	(8,787)
Proceeds from stock option exercises	1,437	––
Excess tax benefits related to stock options	99	––
Payments for purchase of company stock	(3,244)	(2,738)

Cash used in financing activities	(7,508)	(11,572)

Net decrease in cash and cash equivalents	(10,891)	(31,479)
Cash and cash equivalents, beginning of period	15,500	51,914

Cash and cash equivalents, end of period	$ 4,609	$20,435

Supplemental Cash Flow Information:
Interest paid – net of amount capitalized	$ 5,417	$ 5,227
Income taxes paid	1,934	9,102

Noncash investing and financing activities:  A capital lease obligation of $393 was recorded in the first quarter of 2006 when we entered into a new lease agreement for equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.

Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2005, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.

Earnings Per Share

Basic and diluted earnings (loss) per share (“EPS”) are reconciled as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2006	2005	2006	2005

Net earnings (loss)	$ 3,588	($ 2,691)	$ 2,245	($ 755)

Basic weighted average common shares outstanding	51,041	51,589	51,041	51,640
Effect of dilutive securities:
Share-based compensation awards	317	––	301	––

Diluted weighted average common shares outstanding	51,358	51,589	51,342	51,640

Net earnings (loss) per share:
Basic	$ 0.07	($ 0.05)	$ 0.04	($ 0.01)
Diluted	$ 0.07	($ 0.05)	$ 0.04	($ 0.01)

Share-based compensation awards for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three and six months ended June 30, 2006, 553,911 and 707,277 shares, respectively, under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the loss reported in the quarter and year-to-date periods ended June 30, 2005, all 1,950,729 shares awarded under share-based compensation plans were considered to be antidilutive.

Note 3.

Share-Based Compensation

Effective January 1, 2006, Wausau Paper adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method.  The modified prospective application transition method requires that as of the effective date, compensation cost related to share-based payment transactions is recognized as an operating expense in the statement of operations over the requisite service period of the grant based on the grant-date fair value of the award.  As such, prior periods will not reflect restated amounts.

Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the “intrinsic value based method” prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As a result, compensation expense for restricted stock was recognized ratably over the service period based upon the grant-date market value and compensation expense for performance stock awards was recognized ratably over the performance period based on changes in quoted market prices of Wausau Paper common stock and the likelihood of achieving performance goals.  The exercise price of all employee stock options was at least equal to their grant-date market value.  Accordingly, no compensation expense was recorded for stock options granted to employees.

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

The impact of accounting for share-based compensation to our reported net earnings for the six months ended June 30, 2006 under the provisions of SFAS 123R using the “fair value based method” compared to the “intrinsic based method” was an after-tax expense of $0.4 million, or approximately $0.01 per share.

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

Stock Options, Restricted Stock Awards, and Performance Units

During the three months and six months ended June 30, 2006, we recognized, approximately $0.1 million and $0.2 million, respectively, in share-based compensation expense which included fixed option grants and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock , and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of June 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $0.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately .5 years.

We are authorized to deliver up to 3.7 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units , and restricted stock under various incentive plans.  Wausau Paper has one stock incentive plan, the “2000 Stock Incentive Plan” under which awards to grantees are available for future grant.  Approximately 1.4 million shares were available under the 2000 Stock Incentive Plan for future grant at June 30, 2006.  We use treasury stock to deliver common stock shares under these plans.  Non-qualified stock options expire twenty years from the grant date.

Stock Options

During the six months ended June 30, 2006, 16,000 stock options were granted at a weighted average grant date fair value of $4.20 per share.  A summary of stock option activity during the six months ended June 30, 2006, is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(all dollar amounts in thousands)	Shares	Price	Term (years)	Value

Outstanding at January 1, 2006	2,489,842	$12.32
Granted	16,000	13.92
Exercised	(142,000)	10.12
Forfeited/Cancelled	(157,750)	15.47

Outstanding at June 30, 2006	2,206,092	$12.25	14.9	$4,545
Exercisable at June 30, 2006	1,824,624	$12.37	12.2	$4,522

We estimated the fair value of each option on the date of grant using the binomial tree model and the following assumptions:

Six Month
Ended June 30,
(all dollar amounts in thousands)	2006

Average risk-free interest rate	5.27%
Expected dividend yield	2.71%
Expected volatility	31.06%
Expected term (years)	11.42

The table below presents stock option exercise and vesting activity for the six months ended June 30, 2006 and 2005:

	Six Months
	Ended June 30,
(all dollar amounts in thousands)	2006	2005

Total intrinsic value of stock options exercised	$ 542	––
Cash received from stock option exercises	1,437	––
Income tax benefit from the exercise of stock options	99	––
Total fair value of stock options vested during period	50	42

Restricted Stock

We may also grant restricted stock awards to certain employees.  No grants of restricted stock were made during the six months ended June 30, 2006.

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

A summary of performance unit activity for the six months ended June 30, 2006 is as follows:

			Aggregate
	Number of	Wtd. Avg.	Intrinsic
(all dollar amounts in thousands)	Units	Fair Value	Value

Nonvested at January 1, 2006	57,838	$12.27
Granted	10,825	11.09
Vested	(10,640)	11.28
Forfeited/Cancelled	(5,676)	12.21

Nonvested at June 30, 2006	52,347	$12.23	$659

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

All outstanding stock appreciation rights and dividend equivalents were fully vested as of January 1, 2006.  During the six months ended June 30, 2006, $8,827 was paid to a participant in settlement of dividend equivalents.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three months ended June 30, 2006, we recognized approximately $0.5 million as a credit to share-based compensation related to these awards.  For the six months ended June 30, 2006, we recognized approximately $0.2 million in share-based compensation expense related to stock appreciation rights and dividend equivalents.

Prior Year Pro forma Expense

The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123R:

		Three Months	Six Months
		Ended June	Ended June
		30,	30,
	(all amounts in thousands, except per share amounts)	2005	2005

	Net loss, as reported	($2,691)	($ 755)
Add:	Total stock-based employee compensation credit
	under APB No. 25, net of related tax effects	(518)	(1,714)

	Deduct: Total stock-based compensation credit
	determined under fair-value based method for all
	awards , net of related tax effects	379	1,429

	Proforma	($2,830)	($1,040)

	Loss per share – basic:
	As reported	($ 0.05)	($ 0.01)
	Pro forma	($ 0.05)	($ 0.02)

	Loss per share – diluted:
	As reported	($ 0.05)	($ 0.01)
	Pro forma	($ 0.05)	($ 0.02)

Note 4.

Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2006	2005

Trade	$111,096	$97,829
Other	1,116	1,736

	112,212	99,565
Less: allowances for doubtful accounts	(1,840)	(1,661)

	$110,372	$97,904

Note 5.

Inventory

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2006	2005

Raw materials	$ 44,518	$ 36,810
Work in process and finished goods	114,006	112,776
Supplies	34,450	32,008

Inventories at cost	192,974	181,594
Less: LIFO reserve	(36,279)	(35,748)

	$156,695	$145,846

Note 6.

Accumulated Depreciation

The accumulated depreciation on fixed assets was $697.5 million as of June 30, 2006, and $675.3 million as of December 31, 2005.  The provision for depreciation, amortization , and depletion for the three months ended June 30, 2006 and June 30, 2005 was $14.3 million and $18.8 million, respectively.  The provision for depreciation, amortization , and depletion for the six months ended June 30, 2006 and June 30, 2005 was $28.9 million and $34.1 million, respectively.  Quarter-over-quarter and year-over-year decreases in depreciation expense are primarily the result of accelerated depreciation recorded in the three months ended June 30, 2005 in connection with the closure of Printing & Writing’s sulfite pulp mill located in Brokaw, Wisconsin.  See Note 9 for additional pulp mill closure information.

Note 7.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
(all dollar amounts in thousands)	2006	2005	2006	2005

Service cost	$1,959	$1,815	$ 797	$ 628
Interest cost	2,595	2,396	1,378	1,185
Expected return on plan assets	(3,003)	(2,708)	––	––
Amortization of:
Prior service cost	539	549	(624)	(764)
Actuarial loss	798	465	573	338

Net periodic benefit cost	$2,888	$2,517	$2,124	$1,387

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
(all dollar amounts in thousands)	2006	2005	2006	2005

Service cost	$3,917	$3,625	$1,601	$1,257
Interest cost	5,191	4,792	2,621	2,370
Expected return on plan assets	(6,006)	(5,416)	––	––
Amortization of:
Prior service cost	1,078	1,098	(1,662)	(1,528)
Actuarial loss	1,595	931	983	676
Settlement	––	305	––	––

Net periodic benefit cost	$5,775	$5,335	$3,543	$2,775

Wausau Paper previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that although we do not have a minimum funding requirement for defined benefit pension plans in 2006, we may elect to make contributions of up to $17.6 million to pension plans.  As of June 30, 2006, we have made payments of $8.1 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.4 million directly to post-retirement plans.  As of June 30, 2006, Wausau Paper has contributed $2.1 million to our post-retirement plans.

Note 8.

Debt

As of June 30, 2006, Wausau Paper issued $3.0 million of commercial paper under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our unsecured revolving-credit agreement equal to the amount of outstanding commercial paper.  The amount of commercial paper outstanding at June 30, 2006 has been classified as long-term as we intend and have the ability to refinance the obligations under the revolving - credit agreement.

In February 2006, we entered into a capital lease to finance certain equipment.  As a result, we recorded a capital lease obligation and related asset in the amount of $0.4 million.

On July 27, 2006, we amended and restated our existing $100 million revolving-credit facility to provide an unsecured $125 million facility with five financial institutions that will expire on July 27, 2011.  Under the new credit agreement, we will pay an annual facility fee (initially, .175%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and a consolidated net worth of $285.4 million (increased by 25% of net quarterly income and proceeds from equity sales).  At June 30, 2006, we were in compliance with covenants related to the $100 million revolving-credit facility.

Note 9.

Pulp Mill Closure

In July 2005, Wausau Paper announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, facility.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  The cost of products sold for the three-month period ended June 30, 2006 and 2005, as reflected in the Condensed Consolidated Statements of Operations include $0.1 million and $9.3 million, respectively, in pre-tax charges for adjustments of pulp mill inventory to net realizable value and, in 2005, accelerated depreciation on the long-lived assets that were abandoned upon closure.  Restructuring expense for the three months ended June 30, 2006 and 2005, reflect pre - tax charges of $0.1 million and $0.2 million, respectively, for other associated closure costs.  In addition, other associated closure costs of $0.2 million were recorded in both six month periods ended June 30, 2006 and 2005.

Note 10.

Interim Segment Information

Wausau Paper has reclassified certain prior-year interim segment information to conform to the 2006 presentation.  The reclassification is the result of a reporting change, effective January 1, 2006, for timberland assets held for sale and gains from the disposal of such assets from the operating segments to corporate.

Factors Used to Identify Reportable Segments

Wausau Paper’s operations are classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products from which Revenue is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine.  Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota.  Printing & Writing also includes a converting facility which converts printing and writing grades.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2006	2005	2006	2005
Net sales external customers
Specialty Products	$111,937	$113,981	$ 233,429	$232,345
Printing & Writing	112,033	95,246	211,351	187,850
Towel & Tissue	73,316	66,064	136,169	122,837

	$297,286	$275,291	$580,949	$543,032
Operating profit (loss)
Specialty Products	$ 1,259	$ 3,857	$ 3,609	$ 7,797
Printing & Writing	(3,052)	(13,289)	(10,157)	(17,858)
Towel & Tissue	11,207	9,922	20,223	17,806
Corporate & eliminations	(886)	(2,197)	(3,930)	(3,844)

	$ 8,528	($ 1,707)	$ 9,745	$ 3,901

	June 30,	December 31,
	2006	2005
Segment assets:
Specialty Products	$335,644	$333,482
Printing & Writing	254,983	254,528
Towel & Tissue	180,694	175,134
Corporate & Unallocated*	46,281	57,369

	$817,602	$820,513

* Segment assets do not include intersegment accounts receivable, cash, deferred tax assets and certain other assets, which are not identifiable with segments.

Note 11.

Future Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of January 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the Annual Report on Form 10-K for the year ended December 31, 2005, for our accounting policies and other disclosures which are pertinent to these statements.

Wausau Paper has reclassified certain prior-year interim segment information to conform to the 2006 presentation.  The reclassification is the result of a reporting change, effective January 1, 2006, for timberland assets held for sale from the operating segments to corporate.

Overview

In the second quarter of 2006, Wausau Paper reported net earnings of $3.6 million or $0.07 per share compared to a prior year net loss of $2.7 million or $0.05 per share.  The net loss for the second quarter of 2005 included an after-tax charge of $6.0 million, or $0.12 per share related to the closure of the Printing & Writing segment’s sulfite pulp mill in Brokaw, Wisconsin.  For the six months ended June 30, 2006, we reported net earnings of $2.2 million or $0.04 per share compared to a net loss of $0.8 million or $0.01 per share in the first six months of 2005.  Net earnings for the first six months of 2006 include a charge for the cumulative effect of a change in accounting principle, net of related income taxes, of $0.4 million or $0.01 per share as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006.  The net loss for the first six months of 2005 included an after-tax charge of $6.0 million, or $0.12 per share related to the closure of the Printing & Writing segment’s sulfite pulp mill in Brokaw, Wisconsin.

Compared to 2005, net sales and shipments for the second quarter of 2006 increased 8% and 4%, respectively.  Year-to-date, net sales improved 7% and shipments increased 3% in 2006 compared to the same period in 2005.  Strong towel and tissue markets and improved uncoated freesheet market conditions drove much of the improvement in the quarter and year-to-date comparisons as both the Towel & Tissue and Printing & Writing segments posted gains in sales and shipments.  Volume declines in paper mill packaging grades and competitive market conditions in other sectors of the Specialty Products business segment resulted in weaker sales and shipments in this business segment.  In both the quarter and year-over-year consolidated comparisons, improvements in average selling prices and volume gains were nearly offset by higher manufacturing costs, including market pulp and energy prices.

Operations Review

Net Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Net sales	$297,286	$275,291	$580,949	$543,032
Percent increase	8%	4%	7%	5%

Consolidated net sales of $297.3 million for the three months ended June 30, 2006 improved 8% over consolidated net sales of $275.3 million for the three months ended June 30, 2005.  Shipments increased 4% quarter-over-quarter with 232,005 tons shipped during the second quarter of 2006 and 222,081 tons shipped during the second quarter of 2005.  During the same comparative periods, average net selling price improved 3%, or approximately $8.3 million, with actual product selling price increases driving substantially all of the improvement.

For the six months ended June 30, 2006 and 2005, consolidated net sales were $580.9 million and $543.0 million, respectively, or a 7% improvement year-over-year.  Year-to-date shipments at June 30, 2006 were 456,212 tons which represented a 3% increase over the 443,316 tons shipped during the same six-month period in 2005.  During the first six months of 2006, average net selling price improved nearly 4%, or $19.5 million, with actual selling price increases accounting for approximately two-thirds of the increase and  product mix improvements comprising the balance of the improvement.

Specialty Products’ net sales for the second quarter of 2006 were $111.9 million, a decline of nearly 2% from net sales of $114.0 million reported during the same period in 2005.  Reduced paper mill packaging grade volume accounted for more than half of the 6% decline in shipments during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, with 94,720 tons and 100,404 tons shipped during the quarter ended June 30, 2006 and 2005, respectively.  Partially offsetting the decline in volume was an increase in average net selling price of nearly 3%, or approximately $2.9 million, with actual selling price increases and product mix improvements contributing equally to the increase.

For the first half of 2006, Specialty Products’ net sales were similar at $233.4 million compared to $232.3 million in the first half of 2005.  Shipment volume declined 4% to 197,007 tons during the first half of 2006 compared to 205,192 tons shipped during the first half of 2005.  The decline in volume year-over-year was offset by a like increase in average net selling price of more than 3%.  To date, product mix enhancements have accounted for the majority of the selling price improvement as the markets in which Specialty Products compete remain price sensitive.

For the three months ended June 30, 2006, Printing & Writing reported net sales of $112.0 million, an increase of 18% over reported net sales in the second three months of 2005 of $95.2 million.  The current quarter improvement in net sales was due to a 16% increase in volume as 93,311 tons were shipped during the second quarter of 2006 compared to 80,411 tons during the second quarter of 2005.  Average net selling price improved more than 1%, with increases in actual product selling prices of approximately 3% more than offsetting a weaker product mix.

Year-to-date net sales for Printing & Writing increased 13% to $211.4 million in 2006 from $187.9 million in 2005.  Shipment volume improved 10% year-over-year with 176,942 tons shipped during the six months ended June 30, 2006 and 160,571 tons shipped during the six months ended June 30, 2005.  Average net selling price improved 2%, with actual selling price driving the increase quarter-over-quarter.

Towel & Tissue reported net sales of $73.3 million for the three-month period ended June 30, 2006, an increase of 11% from net sales of $66.1 million reported in the same three-month period of 2005.  Total shipments increased 7% to 43,974 tons from 41,266 tons during the same period last year.  Average net selling price increased nearly 5%, or approximately $3.5 million, in the second quarter of 2006 over the second quarter of 2005 with modest mix improvement adding to the more significant pricing gains experienced in this business segment.

Net sales for the first six months of 2006 and 2005 were $136.2 million and $122.8 million, respectively, for Towel & Tissue—an improvement of 11%.  Product selling price increases of approximately 4% drove an increase in average net selling price of more than 5% as compared to 2005.  In addition, shipments of 82,263 tons during the first half of 2006 increased 6% over shipments of 77,553 tons during the first half of 2005, while  the “away-from-home” towel and tissue market expanded approximately 2% during the first half of 2006.  For the first six months of 2006, shipments of our value-added products increased 14%.

Gross Profit

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Gross profit on sales	$28,340	$16,846	$50,665	$39,981
Gross profit margin	10%	6%	9%	7%

Gross profit for the three months ended June 30, 2006, was $28.3 million compared to $16.8 million for the three months ended June 30, 2005.  Impacting gross profit margin in the second quarters of 2006 and 2005 were pre-tax charges of $0.1 million and $9.3 million, respectively, related to the closure of Printing & Writing’s sulfite pulp mill located in Brokaw, Wisconsin.  The closure was announced in July 2005.  The pulp mill was closed in November 2005 and the related long-lived assets abandoned.  In addition, gross profit for the second quarter of 2006 was impacted by the gain on sales of timberlands as described in the Liquidity and Capital Resources discussion.  Overall improvements in average net selling price and volume gains in the quarter-over-quarter comparison more than offset unfavorable energy and fiber-related cost increases.  In total, natural gas prices increased approximately 16% resulting in an additional cost of approximately $1.4 million in the second quarter of 2006 compared to the second quarter of 2005.  In addition, market pulp prices increased $12 per air-dried metric ton, or approximately $1.4 million.

Year-to-date, gross profit increased from $40.0 million, or 7% of consolidated net sales, to $50.7 million, or 9% of consolidated net sales.  As in the quarterly comparison, the year-to-date comparisons include the impact of pulp mill closure charges of $0.1 million for the first six months of 2006 and $9.3 million for the first six months of 2005.  As in the quarterly comparison, year-to-date gross margin was also impacted by the gain on sales of timberlands in 2006.  Please refer to the discussion of Liquidity and Capital Resources for additional information.  Year-over-year, gains in average net selling price and shipments were entirely offset by unfavorable energy and fiber-related costs resulting is similar gross profit margins for the comparable periods.  Year-over-year, natural gas increased nearly 29%, or $4.8 million and market pulp prices increased 2%, or $2.2 million.

In both the quarterly and year-to-date comparisons, Specialty Products’ average selling price increase and cost-reduction efforts were more than offset by higher current year manufacturing costs, including market pulp, linerboard and energy, and lower shipment volumes resulting in lower gross margins of 6% in the second quarter and first six months of 2006 compared to 8% in the second quarter and first six months of 2005.

Printing & Writing’s second quarter 2006 and 2005 gross margins were 3% and negative 7% of net sales, respectively.  Both quarterly periods were unfavorably impacted by a $0.1 million and $9.3 million pre-tax charge to cost of products sold in 2006 and 2005, respectively, as a result of the announced closure of the sulfite pulp mill located in Brokaw, Wisconsin.  The pulp mill closure charge included accelerated depreciation on pulp mill related assets that were abandoned as a result of the closure completed in November 2005 and a write-down of related pulp mill inventory to net realizable value.  Average net selling price improvements and volume gains in this business segment more than offset unfavorable market pulp and energy costs experienced in the second quarter of 2006 compared to the same period of 2005.

Year-to-date gross margins for the Printing & Writing business segment were 1% and a negative 3% for the six months ended June 30, 2006 and 2005, respectively.  The pre-tax pulp mill closure charge described in the consolidated comparison was included in the cost of products sold for this business segment in the six months ending June 30, 2006 and 2005.  Year-to-date, improvements in product selling price and volume gains have not offset the unfavorable manufacturing cost pressures experienced with respect to market pulp and energy.

The gross profit margin for Towel & Tissue was 23% for the second quarter of 2006 and 22% for the second quarter of 2005.  Towel & Tissue gross profit margin was 22% during the first six months of 2006 and the first six months of 2005.  In both the quarter-over-quarter and year-over-year comparisons, increased average selling price and improved operations offset unfavorable increases in purchased towel and tissue parent roll and energy prices.

Consolidated order backlogs decreased to approximately 42,900 tons at June 30, 2006, from approximately 43,200 tons at June 30, 2005.  Backlog tons at June 30, 2006 represent $55.3 million in sales compared to $52.7 million in sales at June 30, 2005.  Quarter-over-quarter improvements in customer backlog were evident in Printing & Writing and Towel & Tissue, while Specialty Products’ customer backlogs declined.  Specialty Products’ backlog tons declined from 29,700 tons as of June 30, 2005, to 23,600 tons at June 30, 2006.  Printing & Writing backlog tons improved to 15,600 tons at the end of the second quarter of 2006 compared to 10,100 tons at the end of the second quarter of 2005.  Towel & Tissue experienced slightly improved backlogs with 3,700 tons and 3,400 tons reported at the end of the second quarter of 2006 and 2005, respectively.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Selling and administrative expense	$19,735	$18,376	$40,711	$35,903
Percent increase (decrease)	7%	(7%)	13%	(7%)
As a percent of net sales	7%	7%	7%	7%

Selling and administrative expenses in the second quarter of 2006 were $19.7 million compared to $18.4 million in the same period of 2005.  Stock-based incentive compensation programs resulted in a credit of $0.7 million and $0.8 million for the three months ended June 30, 2006 and June 30, 2005, respectively.  After adjusting for stock-based incentive compensation programs, increased wages, benefits, legal , and consulting expenses accounted for the increase quarter-over-quarter.

Selling and administrative expenses for the six months ended June 30, 2006 were $40.7 million compared to $35.9 million in the same period of 2005.  Stock-based incentive compensation programs resulted in expense of $0.6 million for the six months ended June 30, 2006 compared to a credit of $2.7 million for the six months ended June 30, 2005.  As in the quarterly comparison, after adjusting for incentive compensation programs, the balance of the year-over-year increase is due to higher wages, benefits, legal , and consulting expenses.

Restructuring Charge

As a result of the permanent closure of the sulfite pulp mill located at Printing & Writing’s Brokaw, Wisconsin, papermaking mill, which was announced in July 2005 and completed in November 2005, we recorded a pre-tax closure charge of $0.1 million and $0.2 million in the second quarters of 2006 and 2005, respectively, and $0.2 million in the year-to-date periods of both 2006 and 2005.  In 2006, these charges related to other associated closure costs in connection with the closed facility.  In 2005, the charge related to certain assets disposed as a direct result of the announced closing of the sulfite pulp mill.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Interest expense	$2,879	$2,687	$5,592	$5,337
Other income (expense), net	47	122	89	237

Interest expense was slightly higher between comparable quarterly periods of 2006 and 2005 at $2.9 million and $2.7 million, respectively, as well as comparable year-to-date periods of 2006 and 2005 at $5.6 million and $5.3 million, respectively.  The increase was due to slightly higher debt levels in 2006 compared to 2005.  Long-term debt was $163.7 million and $161.4 million at June 30, 2006 and 2005, respectively.  Long-term debt at December 31, 2005, was $161.0 million.  Interest expense in 2006 is expected to be slightly higher than 2005 levels, as modestly higher debt average debt levels are expected to be carried in 2006.  Other income, consisting principally of interest income, in the second quarter and year-to-date periods of 2006 is less than the same periods last year as a result of lower cash and cash equivalent balances in 2006.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Provision (credit) for income taxes	$2,108	($1,581)	$1,570	($444)
Effective tax rate	37%	37%	37%	37%

The effective tax rates for the periods presented are indicative of the Company’s normalized tax rate.  The effective rate for 2006 is expected to remain at 37%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2006	2005

Cash provided by (used in) operating activities	$ 5,191	($ 4,498)
Capital expenditures	11,779	15,631

For the six months ended June 30, 2006, cash provided by operating activities was $5.2 million compared to cash used in operating activities of $4.5 million for same period in 2005.  More than one-half of the change in the year-over-year comparisons of cash provided by operating activities was related to the levels of inventory build during the respective time periods.  For the first half of 2006, inventories increased approximately $11 million compared to an increase in inventory of approximately $17 million during the first half of 2005.  The increase in inventory levels is attributable to seasonal inventory builds in all business segments.  In addition, the first half of 2005 included increased inventory requirements to support the operations of Printing & Writing’s Brainerd mill which was acquired in the fourth quarter of 2004.  The remaining provision of cash is related to a reduction in income taxes paid in the first six months of 2006 compared to the same period in 2005, offset somewhat by decreases in the change in accounts payable and other accrued liabilities and increases in accounts receivable and other assets from the December 31 of each year to June 30.  On a combined basis, these items resulted in a use of cash of approximately $3 million during the first half of 2006 compared to the first half of 2005.

Wausau Paper has established an average internal rate of return target of 17% on all capital projects approved in 2006.  This objective was achieved on projects approved during the first six months of the year.  Capital spending for the first six months of 2006 was $11.8 million compared to $15.6 million during the first six months of 2005.  Total capital spending for the full-year of 2006 is expected to be slightly below $30 million.

For 2006, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments.  Specialty Products spent $3.3 million on a stock prep consolidation project at the Rhinelander, Wisconsin facility and $0.9 million on paper mill related equipment at the Mosinee, Wisconsin paper mill.  Printing & Writing spent $0.2 million on a palletizer project at the Groveton, New Hampshire paper mill and Towel & Tissue spent $0.1 million on various converting lines.

The balance of the spending for the first six months of 2006 was related to projects that individually are expected to cost less that $1.0 million.  These expenditures included approximately $5.4 million for essential non-or low-return projects, and approximately $1.9 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 2,400 acres and have realized after-tax earnings of approximately $3.1 million.  During the second quarter of 2006, we sold approximately 500 acres of timberlands, resulting in an after-tax gain of $0.8 million.  Year-to-date, we have sold approximately 1,200 acres of timberlands, resulting in an after-tax gain of $1.8 million.  Timberland sales activity during the three months and year-to-date periods ended June 30, 2005, was not significant.  We expect our timberland sales program to gain momentum during 2006 and ultimately increase to a pace that will allow for completion of our sales program within the time period specified.

Debt and Equity

(all dollar amounts in thousands)	June 30,	December 31,
	2006	2005

Short-term debt	$ 265	$ 86
Long-term debt	163,748	161,011
Total debt	164,013	161,097
Stockholders’ equity	302,243	310,219
Total capitalization	466,256	471,316
Long-term debt/capitalization ratio	35%	34%

As of June 30, 2006, long-term debt was $163.7 million, or approximately $2.7 million higher, than the $161.0 million at December 31, 2005.  The increase in debt is primarily due to seasonal builds in inventory.

At June 30, 2006, we had $3.0 million of commercial paper issued under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our unsecured revolving-credit facility in an amount equal to the amount of our outstanding commercial paper.  The amount of commercial paper outstanding has been classified as long-term as we intend and have the ability to refinance the obligations under the revolving-credit facility.

On June 30, 2006, we had approximately $97 million available borrowing capacity under the revolving-credit ..  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, fund dividend payments to shareholders, and continue to repurchase shares of Wausau Paper common stock.

On July 27, 2006, we amended and restated our existing $100 million revolving-credit facility to provide an unsecured $125 million facility with five financial institutions that will expire on July 27, 2011.  Under the new credit agreement, we will pay an annual facility fee (initially, .175%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and a consolidated net worth of $285.4 million (increased by 25% of net quarterly income and proceeds from equity sales).  At June 30, 2006, we were in compliance with covenants related to the $100 million revolving-credit facility.

During 2005, we reactivated our common stock buy-back program.  At December 31, 2005, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  Under this authorization, we have repurchased 234,400 shares during the first half of 2006 at a total cost of approximately $3.2 million, with 159,600 shares at a cost of approximately $2.2 million repurchased during the second quarter of 2006.  At June 30, 2006, there are approximately 1.7 million shares available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We intend to continue repurchasing shares at a similar pace to repurchases in recent quarters.

Dividends

On December 16, 2005, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2006, to shareholders of record on February 1, 2006.  On April 20, 2006, the Board of Director’s declared a cash dividend in the amount of $0.085 per share.  The dividend was paid on May 15, 2006, to shareholders of record on May 1, 2006.  At a meeting held on June 16, 2006, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on August 15, 2006, to shareholders of record on August 1, 2006.

Information Concerning Forward - Looking Statements

The foregoing discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We do not intend to update these forward-looking statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of Wausau Paper’s Form 10-K for the year ended December 31, 2005.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Wausau Paper’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, our President and Chief Executive Officer and the Chief Financial Officer concluded that the our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending June 30, 2006

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)

April
May	159,600	$14.2407	159,600
June

Quarterly Totals	159,600	$14.2407	159,600	1,745,574

(1)   Shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in open market or privately negotiated transactions (the “2000 Plan”).  No price or expiration date was specified for the program’s purchases.

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 20, 2006.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Matter	Shares Voted
	For	Withheld

1. Election of Class I Directors

(a) San W. Orr, Jr.	43,398,870	949,865
(b) David B. Smith, Jr.	42,635,960	1,712,775

Item 6.

Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1

2000 Stock Incentive Plan

10.2

1991 Employee Stock Option Plan

10.3

Mosinee Paper Corporation 1985 Executive Stock Option Plan

10.4

Mosinee Paper Corporation 1994 Stock Option Plan

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

WAUSAU PAPER CORP.

August 9, 2006

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

10.1

2000 Stock Incentive Plan

10.2

1991 Employee Stock Option Plan

10.3

Mosinee Paper Corporation 1985 Executive Stock Option Plan

10.4

Mosinee Paper Corporation 1994 Stock Option Plan

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002