Form 10-Q
period 2006-09-30
WAUSAU PAPER CORP.
filed 2006-11-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of common shares outstanding at October 31, 2006 was 50,804,209.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Nine Months Ended
	September 30, 2006 (unaudited) and
	September 30, 2005 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, September 30, 2006 (unaudited)
	and December 31, 2005 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Nine Months Ended
	September 30, 2006 (unaudited) and
	September 30, 2005 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-14

Item 2.	Management’s Discussion and
	Analysis of Financial Condition
	and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

_____________________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2006	2005	2006	2005

Net sales	$306,699	$285,624	$887,648	$828,656
Cost of products sold	270,213	277,482	800,497	780,533

Gross profit	36,486	8,142	87,151	48,123
Selling and administrative expenses	21,768	19,108	62,479	55,011
Restructuring expense	17	226	226	403

Operating profit (loss)	14,701	(11,192)	24,446	(7,291)
Interest expense	(2,904)	(2,718)	(8,496)	(8,055)
Other income, net	121	124	210	361

Earnings (loss) before income taxes and
cumulative effect of a change in
accounting principle	11,918	(13,786)	16,160	(14,985)
Provision (credit) for income taxes	4,409	(4,794)	5,979	(5,238)

Earnings (loss) before cumulative effect of
a change in accounting principle	7,509	(8,992)	10,181	(9,747)
Cumulative effect of a change in accounting
principle (net of income taxes)	0	0	(427)	0

Net earnings (loss)	$ 7,509	($ 8,992)	$ 9,754	($ 9,747)

Earnings (loss) per share before
cumulative effect of a change in
accounting principle – basic and diluted	$ 0.15	($ 0.18)	$ 0.20	($ 0.19)
Cumulative effect of a change in accounting
principle (net of income taxes), per share	0	0	(0.01)	0

Net earnings (loss) per share – basic and
diluted	$ 0.15	($ 0.18)	$ 0.19	($ 0.19)
Weighted average shares outstanding-basic	50,889	51,369	50,990	51,548
Weighted average shares outstanding-diluted	51,162	51,369	51,282	51,548

Dividends declared per common share	$ 0	$ 0	$ 0.17	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	September 30,	December 31,
	2006	2005
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 8,854	$ 15,500
Receivables, net	112,731	97,904
Refundable income taxes	685	5,831
Inventories	158,543	145,846
Deferred income taxes	8,812	9,971
Other current assets	3,722	4,632

Total current assets	293,347	279,684

Property, plant and equipment, net	474,550	494,228
Other assets	50,810	46,601

Total Assets	$ 818,707	$ 820,513

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 267	$ 86
Accounts payable	86,488	78,726
Accrued and other liabilities	69,133	70,153

Total current liabilities	155,888	148,965

Long-term debt	160,517	161,011
Deferred income taxes	85,379	91,334
Post-retirement benefits	61,485	58,171
Pension	21,138	26,905
Other noncurrent liabilities	26,341	23,908

Total liabilities	510,748	510,294
Stockholders’ equity	307,959	310,219

Total Liabilities and Stockholders’ Equity	$ 818,707	$ 820,513

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Nine Months Ended September 30,

(all dollar amounts in thousands)	2006	2005

Net cash provided by operating activities	$ 17,080	$ 3,708

Cash flows from investing activities:
Capital expenditures	(17,387)	(26,606)
Proceeds from property, plant and equipment disposals	10,562	1,490

Cash used in investing activities	(6,825)	(25,116)

Cash flows from financing activities:
Payments under capital lease obligation and note payable	(162)	(76)
Dividends paid	(13,017)	(13,162)
Proceeds from stock option exercises	1,437	0
Excess tax benefits related to stock options	99	0
Payments for purchase of company stock	(5,258)	(4,983)

Cash used in financing activities	(16,901)	(18,221)

Net decrease in cash and cash equivalents	(6,646)	(39,629)
Cash and cash equivalents, beginning of period	15,500	51,914

Cash and cash equivalents, end of period	$ 8,854	$ 12,285

Supplemental Cash Flow Information: Interest paid-net of amount capitalized	$ 10,712	$ 10,441
Income taxes paid	4,893	9,606

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

Note 2.

Earnings Per Share

Basic and diluted earnings (loss) per share (“EPS”) are reconciled as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2006	2005	2006	2005

Net earnings (loss)	$ 7,509	($ 8,992)	$ 9,754	($ 9,747)

Basic weighted average common shares outstanding	50,889	51,369	50,990	51,548
Effect of dilutive securities:
Share-based compensation awards	273	0	292	0

Diluted weighted average common shares outstanding	51,162	51,369	51,282	51,548

Net earnings (loss) per share:
Basic	$ 0.15	($ 0.18)	$ 0.19	($ 0.19)
Diluted	$ 0.15	($ 0.18)	$ 0.19	($ 0.19)

Share-based compensation awards for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three and nine months ended September 30, 2006, 795,311 shares and 736,622 shares, respectively, under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the loss reported in the quarter and year-to-date periods ended September 30, 2005, all 1,949,880 shares awarded under share-based compensation plans were considered to be antidilutive.

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

The impact of accounting for share-based compensation to our reported net earnings for the nine months ended September 30, 2006, under the provisions of SFAS 123R using the “fair value based method” compared to the “intrinsic value based method” was an after-tax expense of $0.3 million, or approximately $0.01 per share.

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

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2006, we recognized approximately $0.2 million and $0.4 million, respectively, in share-based compensation expense which included fixed option grants and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite period of each award.  As of September 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately

$0.3 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately .6 years.

We are authorized to deliver up to 3.7 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under various incentive plans.  Wausau Paper has one stock incentive plan, the “2000 Stock Incentive Plan” under which awards to grantees are available for future grant.  Approximately 1.4 million shares were available under the 2000 Stock Incentive Plan for future grant at September 30, 2006.  We use treasury stock to deliver common stock shares under these plans.  Non-qualified stock options expire twenty years from the grant date.

Stock Options

During the nine months ended September 30, 2006, 16,000 stock options were granted at a weighted average grant date fair value of $4.20 per share.  A summary of stock option activity during the nine months ended September 30, 2006, is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(all dollar amounts in thousands)	Shares	Price	Term (years)	Value

Outstanding at January 1, 2006	2,489,842	$ 12.32
Granted	16,000	13.92
Exercised	(142,000)	10.12
Forfeited/Cancelled	(162,750)	15.47

Outstanding at September 30, 2006	2,201,092	$ 12.24	14.6	$ 2,843
Exercisable at September 30, 2006	1,844,624	$ 12.37	12.2	$ 2,843

We estimated the fair value of each option on the date of grant using the binomial tree model and the following assumptions:

Nine Months
Ended September 30,
(all dollar amounts in thousands)	2006

Average risk-free interest rate	5.27%
Expected dividend yield	2.71%
Expected volatility	31.06%
Expected term (years)	11.42

The table below presents stock option exercise and vesting activity for the nine months ended September 30, 2006 and 2005:

	Nine Months
	Ended September 30,
(all dollar amounts in thousands)	2006	2005

Total intrinsic value of stock options exercised	$ 542	–
Cash received from stock option exercises	1,437	–
Excess tax benefit from the exercise of stock options	99	–
Total grant-date fair value of stock options vested during period	156	65

Restricted Stock

We may also grant restricted stock awards to certain employees.  No grants of restricted stock were made during the nine months ended September 30, 2006.

Performance Units

Under the 2000 Stock Incentive Plan, performance unit awards may be granted to certain employees and directors of Wausau Paper.  The vesting of certain performance awards may be subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  Service condition vesting ranges from zero to two years.  We value performance unit awards at the closing sales price of our common stock on the date of the grant.

A summary of performance unit activity for the nine months ended September 30, 2006 is as follows:

			Aggregate
	Number of	Wtd. Avg.	Intrinsic
(all dollar amounts in thousands)	Units	Fair Value	Value

Nonvested at January 1, 2006	57,838	$ 12.27
Granted	11,835	10.14
Vested	(10,805)	11.11
Forfeited/Cancelled	(5,676)	12.21

Nonvested at September 30, 2006	53,192	$ 12.03	$ 726

Stock Appreciation Rights and Dividend Equivalents

Wausau Paper maintains various stock appreciation rights plans that entitle certain management employees to receive settlement in cash equal to the sum of the appreciation in value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Wausau Paper common stock.

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

All outstanding stock appreciation rights and dividend equivalents were fully vested as of January 1, 2006.  During the nine months ended September 30, 2006, $8,827 was paid to a participant in settlement of dividend equivalents.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three and nine months ended September 30, 2006, we recognized approximately $0.4 million and $0.7 million in share-based compensation expense related to stock appreciation rights and dividend equivalents.

Prior Year Pro forma Expense

The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123R:

		Three Months	Nine Months
		Ended	Ended
		September 30,	September 30,
(all amounts in thousands, except per share amounts)		2005	2005

Net loss, as reported		($ 8,992)	($ 9,747)
Add:	Total stock-based employee compensation expense
	(credit) under APB No. 25, net of related tax effects	163	(1,551)
Deduct:	Total stock-based compensation (expense) credit
determined under fair-value based method for all
	awards, net of related tax effects	(320)	1,109

Proforma		($ 9,149)	($ 10,189)

Loss per share – basic:
	As reported	($ 0.18)	($ 0.19)
	Pro forma	($ 0.18)	($ 0.20)

Loss per share – diluted:
	As reported	($ 0.18)	($ 0.19)
	Pro forma	($ 0.18)	($ 0.20)

Note 4.

Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2006	2005

Trade	$113,538	$97,829
Other	1,293	1,736

	114,831	99,565
Less: allowances for doubtful accounts	(2,100)	(1,661)

	$112,731	$97,904

Note 5.

Inventory

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2006	2005

Raw materials	$ 40,291	$ 36,810
Work in process and finished goods	119,475	112,776
Supplies	36,041	32,008

Inventories at cost	195,807	181,594
Less: LIFO reserve	(37,264)	(35,748)

	$158,543	$145,846

Note 6.

Accumulated Depreciation

The accumulated depreciation on fixed assets was $708.0 million as of September 30, 2006, and $675.3 million as of December 31, 2005.  The provision for depreciation, amortization, and depletion for the three months ended September 30, 2006 and September 30, 2005, was $14.5 million and $36.2 million, respectively.  The provision for depreciation, amortization, and depletion for the nine months ended September 30, 2006 and September 30, 2005, was $43.4 million and $70.2 million, respectively.  Quarter-over-quarter and year-over-year decreases in depreciation expense are primarily the result of accelerated depreciation recorded in the three months and nine months ended September 30, 2005, of $22.1 million and $25.8 million, respectively, in connection with the closure of Printing & Writing’s sulfite pulp mill located in Brokaw, Wisconsin.  See Note 9 for additional pulp mill closure information.

Note 7.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
(all dollar amounts in thousands)	2006	2005	2006	2005

Service cost	$ 1,958	$ 1,813	$ 800	$ 628
Interest cost	2,596	2,396	1,311	1,185
Expected return on plan assets	(3,003)	(2,708)	0	0
Amortization of:
Prior service cost	539	549	(831)	(763)
Actuarial loss	797	465	492	338
Settlement	0	12	0	0

Net periodic benefit cost	$ 2,887	$ 2,527	$ 1,772	$ 1,388

The components of net periodic benefit costs recognized in the Condensed Consolidated

Statements of Operations for the nine months ended September 30, 2006 and 2005 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
(all dollar amounts in thousands)	2006	2005	2006	2005

Service cost	$ 5,875	$ 5,438	$ 2,401	$ 1,885
Interest cost	7,787	7,188	3,932	3,555
Expected return on plan assets	(9,009)	(8,124)	0	0
Amortization of:
Prior service cost	1,617	1,647	(2,493)	(2,291)
Actuarial loss	2,392	1,396	1,475	1,014
Settlement	0	317	0	0

Net periodic benefit cost	$ 8,662	$ 7,862	$ 5,315	$ 4,163

Wausau Paper previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that although it does not have a minimum funding requirement for defined benefit pension plans in 2006, it may elect to make contributions of up to $17.6 million to pension plans.  As of September 30, 2006, we have made payments of $13.0 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.4 million directly to post-retirement plans.  As of September 30, 2006, Wausau Paper has contributed $3.3 million to our post-retirement plans.

Note 8.  Debt

In February 2006, we entered into a capital lease to finance certain equipment.  As a result, we recorded a capital lease obligation and related asset in the amount of $0.4 million.

On July 27, 2006, we amended and restated our existing $100 million revolving-credit facility to provide an unsecured $125 million facility with five financial institutions that will expire on July 27, 2011.  Under the new credit agreement, we will pay an annual facility fee (initially .175%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and a consolidated net worth of $285.4 million (increased by 25% of net quarterly income and proceeds from equity sales).  At September 30, 2006, we were in compliance with covenants related to the $125 million revolving-credit facility.

At September 30, 2006, under the $125 million facility entered into on July 27, 2006, Wausau Paper has the ability and the intent to refinance on a long-term basis the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amount as long-term on our balance sheet.

Note 9.  Pulp Mill Closure

In July 2005, Wausau Paper announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin facility.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  No closure-related charges impacting cost of products sold were incurred during the three-month period ended September 30, 2006.  The cost of products sold for the three-month period ended September 30, 2005, as reflected in the Condensed Statements of Operations, includes a pre-tax charge of $20.6 million for adjustments of pulp mill inventory to net realizable value and accelerated depreciation on assets that were abandoned upon closure.  The cost of products sold for the nine-month period ended September 30, 2006 and 2005, include $0.1 million and $29.9 million, respectively, in pre-tax charges for adjustments of pulp mill inventory to net realizable value and, in 2005, accelerated depreciation on the long-lived assets that were abandoned upon closure.  Restructuring expense for the three-month period ended September 30, 2006 and 2005, reflects a pre-tax charge of $0.01 million and $0.2 million, respectively, for other associated closure costs.  Restructuring expense for the nine-month period ended September 30, 2006 and 2005, reflects a pre-tax charge of $0.2 million and $0.4 million, respectively, for other associated closure costs.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Net sales external customers
Specialty Products	$ 119,030	$ 115,461	$ 352,459	$ 347,806
Printing & Writing	109,580	100,549	320,931	288,399
Towel & Tissue	78,089	69,614	214,258	192,451

	$ 306,699	$ 285,624	$ 887,648	$ 828,656

Operating profit (loss)
Specialty Products	$ 96	$ 3,284	$ 3,705	$ 11,081
Printing & Writing	1,230	(23,276)	(8,927)	(41,134)
Towel & Tissue	11,494	10,776	31,717	28,582
Corporate & eliminations	1,881	(1,976)	(2,049)	(5,820)

	$ 14,701	($ 11,192)	$ 24,446	($ 7,291)

	September 30,	December 31,
	2006	2005

Segment assets:
Specialty Products	$ 331,109	$ 333,482
Printing & Writing	255,201	254,528
Towel & Tissue	185,167	175,134
Corporate & Unallocated*	47,230	57,369

	$ 818,707	$ 820,513

*  Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Note 11.

Future Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of January 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“FASB 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FASB 158 also requires the measurement of the funded status of a plan as of the date of the year end financial statements, with limited exceptions, and to disclose additional information regarding certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service credits, and transition assets or obligations.  The provisions of FASB 158 are effective for the fiscal year ending December 31, 2006.

Based on our funded status of plan obligations disclosed in Note 6 of our Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting FASB 158 would have been a decrease to December 31, 2005, stockholders’ equity of approximately $35 million, with no impact to our consolidated statements of operations or cash flows.  As the actual impact of adopting FASB 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated amount may not be reflective of the actual impact of the adoption at December 31, 2006.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied.  We are in the process of determining the potential impact this FSP will have on our financial position, cash flows, and results of operations.

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

Overview

In the third quarter of 2006, Wausau Paper reported net earnings of $7.5 million or $0.15 per share compared to a prior year net loss of $9.0 million or $0.18 per share.  The net loss for the third quarter of 2005 included an after-tax charge of $13.6 million, or $0.26 per share related to the closure of the Printing & Writing segment’s sulfite pulp mill in Brokaw, Wisconsin.  For the nine months ended September 30, 2006, we reported net earnings of $9.8 million or $0.19 per share compared to a net loss of $9.7 million or $0.19 per share in the first nine months of 2005.  Net earnings for the first nine months of 2006 include a charge for the cumulative effect of a change in accounting principle, net of related income taxes, of $0.4 million or $0.01 per share as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006.  The net loss for the first nine months of 2005 included an after-tax charge of $19.7 million, or $0.38 per share related to the closure of the Printing & Writing segment’s sulfite pulp mill in Brokaw, Wisconsin.

Compared to 2005, net sales and shipments for the third quarter of 2006 increased 7% and 2%, respectively.  Year-to-date, net sales improved 7% and shipments increased 3% in 2006 compared to the same period in 2005.  Strong towel and tissue markets and improved uncoated freesheet market conditions drove much of the improvement in the quarter and year-to-date comparisons as both the Towel & Tissue and Printing & Writing segments posted gains in sales and shipments.  Volume declines in paper mill packaging grades and competitive market conditions in other sectors of the Specialty Products business segment resulted in weaker shipments in this business segment.

Operations Review

Net Sales

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Net sales	$ 306,699	$ 285,624	$ 887,648	$ 828,656
Percent increase	7%	9%	7%	6%

Consolidated net sales of $306.7 million for the three months ended September 30, 2006, improved 7% over consolidated net sales of $285.6 million for the three months ended September 30, 2005.  Shipments improved 2% quarter-over-quarter with 233,543 tons shipped during the third quarter of 2006 and 228,775 tons shipped during the third quarter of 2005.  During the same comparative periods, average net selling price improved nearly 6%, or approximately $16.0 million, with actual selling price increases contributing to a majority of the average net selling price improvement.

For the nine months ended September 30, 2006 and 2005, consolidated net sales were $887.6 million and $828.7 million, respectively, or a 7% improvement year-over-year.  Year-to-date shipments at September 30, 2006 were 689,755 tons which represented a 3% increase over the 672,091 tons shipped during the same nine-month period in 2005.  During the first nine months of 2006, average net selling price improved approximately 4%, or $35 million, with actual selling price increases accounting for more than half of the improvement.

Specialty Products’ net sales for the third quarter of 2006 were $119.0 million, an increase of 3% from net sales of $115.5 million reported during the same period in 2005.  Quarter-over-quarter, average net selling price improved nearly 4%, or approximately $4.2 million, with actual product selling price increases offsetting a slightly weaker product mix.  Specialty Products’ shipments declined 1% to 100,548 tons in the three months ended September 30, 2006, from 101,385 tons shipped in the three months ended September 30, 2005.  Reduced volume in paper mill packaging, food packaging, and tape grades accounted for the decline in shipments quarter over quarter.

For the first nine months of 2006, Specialty Products’ net sales improved 1% to $352.5 million from $347.8 million in the first nine months of 2005.  Shipment volume declined 3% to 297,555 tons during the first nine months of 2006 compared to 306,577 tons shipped during the first nine months of 2005.  As in the quarterly comparison, reduced paper mill packaging, food packaging, and tape shipments accounted for the year-over-year decline in volume.  This decline in total volume year-over-year was offset by an increase in average net selling price of approximately 3%, with actual selling price increases accounting for the majority of the improvement.

For the three months ended September 30, 2006, Printing & Writing reported net sales of $109.6 million, an increase of 9% over reported net sales in the third quarter of 2005 of $100.5 million.  The current quarter improvement in net sales was due to a nearly 4% increase in volume as 87,339 tons were shipped during the third quarter of 2006 compared to 84,194 tons during the third quarter of 2005.  In addition, average net selling price increased approximately 6%, or more than $6 million, with both actual product selling price and improved product mix contributing equally to the selling price gain.

Year-to-date net sales for Printing & Writing increased 11% to $320.9 million in 2006 from $288.4 million in 2005.  Shipment volume improved 8% year-over-year with 264,281 tons shipped during the nine months ended September 30, 2006 and 244,765 tons shipped during the nine months ended September 30, 2005.  Average net selling price improved approximately 3% with improved product selling price and product mix contributing equally to the increase.

Towel & Tissue reported net sales of $78.1 million for the three-month period ended September 30, 2006, an increase of 12% from net sales of $69.6 million reported in the same three-month period of 2005.  Total shipments increased 6% to 45,656 tons from 43,196 tons during the same period last year.  Average net selling price increased nearly 7%, or nearly $5 million, in the third quarter of 2006 over the third quarter of 2005 due principally to significant product pricing gains experienced in this business segment.

Net sales for the first nine months of 2006 and 2005 were $214.3 million and $192.5 million, respectively, for Towel & Tissue – an improvement of 11%.  Product selling price increases drove an increase in average net selling price of more than 5% as compared to 2005.  In addition, shipments of 127,919 tons during the first three quarters of 2006 increased 7,170 tons or 6% over shipments of 120,749 tons during the first three quarters of 2005.

Gross Profit

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Gross profit on sales	$ 36,486	$ 8,142	$ 87,151	$ 48,123
Gross profit margin	12%	3%	10%	6%

Gross profit for the three months ended September 30, 2006, was $36.5 million compared to $8.1 million for the three months ended September 30, 2005.  The third quarter of 2005 included $20.6 million in charges related to the closure of Printing & Writing’s sulfite pulp mill located in Brokaw, Wisconsin.  The closure was announced in July 2005.  The charges, which impacted gross profit by more than 7 percentage points, consisted primarily of accelerated depreciation on assets that were abandoned upon closure.  In addition, gross profit for the third quarters of 2006 and 2005 were favorably impacted by gains on sales of timberlands of $6.5 million and $1.1 million, respectively.  Please refer to the discussion of Liquidity and Capital Resources for additional information on our timberland sales program.  The balance in the overall improvement in gross profit margin for three months ended September 30, 2006, compared to the same period in 2005 was the result of improved average net selling price and volume gains offset by unfavorable energy costs of nearly $1.1 million and fiber-related cost increases of approximately $10.9 million.

Year-to-date, gross profit increased to $87.2 million, or 10% of consolidated net sales, from $48.1 million, or 6% of consolidated net sales.  As in the quarterly comparison, the year-to date comparisons include the impact of pulp mill closure charges of $0.1 million for the first nine months of 2006 and $29.9 million for the first nine months of 2005.  In addition, year-to-date gross margins were also favorably impacted by gains on sales of timberlands in 2006 and 2005 of $9.4 million and $1.3 million, respectively.  Please refer to the discussion of Liquidity and Capital Resources for additional information.  Year-to-date, fiber-related cost increases of approximately $14.1 million and energy-related increases of $10.8 million nearly offset the improvements in average net selling price and shipment volume experienced during the nine months ended September 30, 2006, compared to the same nine-month period of 2005.

The gross profit margin for Specialty Products was 5% in the third quarter of 2006 compared to 8% in the third quarter of 2005.  Specialty Products’ selling price gains were more than offset by higher manufacturing costs, including market pulp, linerboard, and energy.

Specialty Products gross profit margin declined to 6% during the first nine months of 2006 compared to 8% reported during the first nine months of 2005.  The year-over-year nine-month comparison was impacted by similar factors as the third quarter comparison.

In the third quarter of 2006, Printing & Writing’s gross profit as a percent of net sales was 7% compared to a negative 17% of net sales for the third quarter of 2005.  Gross profit margin in 2005 was unfavorably impacted by a $20.6 million pre-tax charge to cost of products sold, or a 20 percentage-point reduction in gross profit, as a result of the closure of the sulfite pulp mill located in Brokaw, Wisconsin.  The pulp mill closure charge included accelerated depreciation on pulp mill related assets that were abandoned as a result of the closure.  The balance of the improved gross profit margin quarter over quarter was the result of average net selling price improvement and volume gains in this business segment which more than offset unfavorable market pulp costs experienced in the third quarter of 2006 compared to the same period of 2005.

Year-to-date, Printing & Writing’s gross profit margin was 3% of net sales in 2006 compared to a negative 8% in 2005.  In 2005, the business segment recorded a pre-tax pulp mill closure charge of $29.9 million to cost of goods sold, a 10 percentage-point reduction in gross margin.  As described in the quarterly comparison, year-to-date improvements in average net selling price and volume gains were nearly offset by the unfavorable manufacturing cost pressures experienced with respect to market pulp and energy as described in the consolidated comparison.

The gross profit margin for Towel & Tissue was 21% in the third quarter of 2006 compared to 22% in the third quarter of 2005.  Increased average selling price nearly offset increases in manufacturing costs including wastepaper and purchased towel and tissue parent rolls.

Towel & Tissue gross profit margin was comparable at 22% for the first nine months of 2006 and 2005.  The year-over-year nine-month comparison was impacted by similar factors as the third quarter comparison.

Consolidated order backlogs increased to approximately 50,800 tons at September 30, 2006, from approximately 46,400 tons at September 30, 2005.  Backlog tons at September 30, 2006 represent $65.9 million in sales compared to $58.0 million in sales at September 30, 2005.  Quarter-over-quarter improvements in customer backlog were evident in Printing & Writing and Specialty Products, while Towel & Tissue customer backlogs declined.  Specialty Products’ backlog tons improved to 32,900 tons as of September 30, 2006, from 31,800 tons at September 30, 2005.  Printing & Writing backlog tons improved to 14,300 tons at the end of the third quarter of 2006 compared to 9,600 tons at the end of the third quarter of 2005.  Towel & Tissue backlog tons declined from 5,000 tons at September 30, 2005, to 3,600 tons at September 30, 2006.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Selling and administrative expense	$ 21,768	$ 19,108	$ 62,479	$ 55,011
Percent increase (decrease)	14%	11%	14%	(1%)
As a percent of net sales	7%	7%	7%	7%

Selling and administrative expenses in the third quarter of 2006 were $21.8 million compared to $19.1 million in the same period of 2005.  Stock-based incentive and deferred compensation programs resulted in expense of $0.8 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively.  After adjusting for stock-based incentive and deferred compensation programs, increased compensation, legal, and consulting expenses accounted for the remaining increase quarter-over quarter.

Selling and administrative expenses for the nine months ended September 30, 2006, were $62.5 million compared to $55.0 million in the same period of 2005.  Stock-based incentive and deferred compensation programs resulted in expense of $1.4 million for the nine months ended September 30, 2006, compared to a credit of $2.4 million for the nine months ended September 30, 2005.  As in the quarterly comparison, after adjusting for stock incentive and deferred compensation programs, the balance of the year-over-year increase is due to higher compensation, legal, and consulting expenses.

Restructuring Charge

As a result of the permanent closure of the sulfite pulp mill located at Printing & Writing’s Brokaw, Wisconsin, papermaking mill, which was announced in July 2005 and completed in November 2005, we recorded a pre-tax closure charge of $0.01 million and $0.2 million in the third quarters of 2006 and 2005, respectively.  We recorded a pre-tax closure charge of $0.2 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.  In 2006, these charges related to other associated closure costs in connection with the closed facility.  In 2005, the charge related to certain assets disposed as a direct result of the announced closing of the sulfite pulp mill.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Interest expense	$ 2,904	$ 2,718	$ 8,496	$ 8,055
Other income	121	124	210	361

Interest expense was slightly higher between comparable quarterly periods of 2006 and 2005 at $2.9 million and $2.7 million, respectively, as well as comparable year-to-date periods of 2006 and 2005 at $8.5 million and $8.1 million, respectively.  The increase was due to slightly higher interest rates in 2006 compared to 2005.  Long-term debt was $160.5 million and $161.3 million at September 30, 2006 and 2005, respectively.  Long-term debt at December 31, 2005, was $161.0 million.  Interest expense in 2006 is expected to be slightly higher than 2005 levels for the remainder of the year.  Other income, consisting principally of interest income in the third quarter and year-to-date periods of 2006 is less than the same periods last year as a result of lower cash and cash equivalent balances in 2006.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2006	2005	2006	2005

Provision (credit) for income taxes	$ 4,409	($ 4,794)	$ 5,979	($ 5,238)
Effective tax rate	37%	35%	37%	35%

The effective tax rates for the periods presented are indicative of our normalized tax rate.  The change in the effective tax rate for 2005 was due to minor adjustments to deferred income taxes.  The effective rate for 2006 is expected to remain at 37%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2006	2005

Cash provided by operating activities	$ 17,080	$ 3,708
Capital expenditures	17,387	26,606

Cash provided by operating activities was $17.1 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively.  Inventory increased approximately $13 million during the first nine months of 2006 compared to inventory builds of approximately $15 million during the first nine months of 2005.  The increase in inventory levels is attributable to seasonal inventory builds in all business segments.  The remaining provision of cash is mainly related to year-over year increases in the change in accounts payable and other accrued liabilities during the first nine months of 2006 compared to the same period in 2005, somewhat offset by increases in accounts receivable from the December 31 of each year to September 30.  On a combined basis, these items resulted in a provision of cash of approximately $11 million during the first three quarters of 2006 compared to the first three quarters of 2005.

Wausau Paper has established an average internal rate of return target of 17% on all capital projects approved in 2006.  This objective was achieved on projects approved during the first nine months of the year.  Capital spending for the first nine months of 2006 was $17.4 million compared to $26.6 million during the first nine months of 2005.  Total capital spending for the full year of 2006 is expected to be approximately $25 million.

For 2006, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments.  Specialty Products spent $3.8 million on a stock prep consolidation project and $0.6 million on paper mill related equipment at the Rhinelander, Wisconsin facility and $1.6 million on paper mill related equipment at the Mosinee, Wisconsin paper mill.  Printing & Writing spent $0.2 million on a palletizer project at the Groveton, New Hampshire paper mill and Towel & Tissue spent $0.6 million on various converting lines.

The balance of spending for the first nine months of 2006 was related to projects that individually are expected to cost less than $1.0 million.  These expenditures included approximately $6.6 million for essential non- or low-return projects, and approximately $4.0 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 8,200 acres and have realized after-tax earnings of approximately $7.2 million.  During the third quarter of 2006, we sold approximately 5,800 acres of timberlands, resulting in an after-tax gain of $4.1 million, compared to sales of approximately 670 acres of timberlands, resulting in an after-tax gain of $0.7 million, during the third quarter of 2005.  For the first nine months of 2006, we have sold approximately 7,000 acres of timberlands, resulting in an after-tax gain of $5.9 million, compared to sales of approximately 750 acres of timberlands, resulting in an after-tax gain of $0.9 million, during the first nine months of 2005.  We expect our timberland sales program to continue on a pace that will allow for completion of our sales program within the time period specified.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2006	2005

Short-term debt	$ 267	$ 86
Long-term debt	160,517	161,011
Total debt	160,784	161,097
Stockholders’ equity	307,959	310,219
Total capitalization	468,743	471,316
Long-term debt/capitalization ratio	34%	34%

As of September 30, 2006, there was no significant change in total debt as compared to December 31, 2005.

On July 27, 2006, we amended and restated our existing $100 million revolving-credit facility to provide an unsecured $125 million facility with five financial institutions that will expire on July 27, 2011.  Under the new credit agreement, we will pay an annual facility fee (initially .175%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and a consolidated net worth of $285.4 million (increased by 25% of net quarterly income and proceeds from equity sales).  At September 30, 2006, we were in compliance with covenants related to the $125 million revolving-credit facility.  On September 30, 2006, we had $106 million available borrowing capacity under this revolving-credit facility.  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, fund dividend payments to shareholders, and continue to repurchase shares of Wausau Paper common stock.

At September 30, 2006, under the $125 million facility entered into on July 27, 2006, Wausau Paper has the ability and the intent to refinance on a long-term basis the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amount as long-term on our balance sheet.

During 2005, we reactivated our common stock buy-back program.  At December 31, 2005, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  Under this authorization, we have repurchased 394,400 shares for the year-to-date period ended September 30, 2006 at a total cost of approximately $5.3 million, with 160,000 shares at a cost of approximately $2.0 million repurchased during the third quarter of 2006.  At September 30, 2006, there are approximately 1.6 million shares available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We intend to continue repurchasing shares at a similar pace to repurchases in recent quarters.

Dividends

On December 16, 2005, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2006, to shareholders of record on February 1, 2006.  On April 20, 2006, the Board of Directors declared a quarterly cash dividend in the amount of $0.085 per common share.  The dividend was paid on May 15, 2006, to shareholders of record on May 1, 2006.  On June 16, 2006, the Board of Directors declared a quarterly cash dividend in the amount of $0.085 per common share.  The dividend was paid on August 15, 2006, to shareholders of record on August 1, 2006.  At a meeting held on October 20, 2006, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on November 15, 2006, to shareholders of record on November 1, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending September 30, 2006

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(1)

July
August	160,000	$12.6151	160,000
September

Quarterly Totals	160,000	$12.6151	160,000	1,585,574

(1)  Shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in the open market or privately negotiated transactions (the “2000 Plan”).  No price or expiration date was specified for the program’s purchases.

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1

Supplemental Retirement Plan, as last amended October 20, 2006

10.2

Executive Deferred Compensation Plan, as last amended October 20, 2006

10.3

2005 Executive Deferred Compensation Plan, as last amended October 20, 2006

10.4

2000 Stock Incentive Plan, as last amended October 20, 2006

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

WAUSAU PAPER CORP.

November 9, 2006

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

10.1

Supplemental Retirement Plan, as last amended October 20, 2006

10.2

Executive Deferred Compensation Plan, as last amended October 20, 2006

10.3

2005 Executive Deferred Compensation Plan, as last amended October 20, 2006

10.4

2000 Stock Incentive Plan, as last amended October 20, 2006

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002