Form 10-K
period 2006-12-31
WAUSAU PAPER CORP.
filed 2007-03-16
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

       (Mark One)

☒

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-13923

WAUSAU PAPER CORP.

(Exact name of registrant as specified in charter)

       100 Paper Place

         Wisconsin

Mosinee, Wisconsin 54455

(State of incorporation)

     (Address of principal executive office)

         39-0690900

 (I.R.S. Employer Identification Number)

Registrant’s telephone number, including area code: 715-693-4470

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

     Common stock, no par value

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☒

Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2006, the aggregate market value of the common stock shares held by non-affiliates was approximately $576,784,794.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 15, 2007, 50,746,503 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2007 annual meeting of shareholders

(to the extent noted herein): Part III

TABLE OF CONTENTS

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

16

Item 2.

Properties

17

Item 3.

Legal Proceedings

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

PART II

Item 5.

Market For The Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities

20

Item 6.

Selected Financial Data

22

Item 7.

Management’s Discussion & Analysis of Financial Condition and
Results of Operations

23

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

40

Item 8.

Financial Statements and Supplementary Data

41

Item 9.

Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures

80

Item 9A.

Controls and Procedures

80

Item 9B.

Other Information

81

PART III

Item 10.

Directors and Executive Officers of the Registrant

81

Item 11.

Executive Compensation

82

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

83

Item 13.

Certain Relationships and Related Transactions

83

Item 14.

Principal Accountant Fees and Services

84

PART IV

Item 15.

Exhibits and Financial Statement Schedules

84

-i-

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Information Concerning Forward-Looking Statements” in Item 7.  This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products within three principal operating segments: Specialty Products, Printing & Writing, and Towel & Tissue.  All three of our business segments market their products under the Wausau Paper™ trademark. Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2006, we had approximately 3,000 employees at eleven operating facilities located in seven states.

Financial Information About Segments

Information relating to our sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 13 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

Wausau Paper competes in different markets within the paper industry.  Each of our business segments serves distinct market niches.  The various markets for our products are highly competitive, with competition based on service, quality, and price.

Wausau Paper’s eleven operating facilities are organized into the three business segments as described below.

Effective January 1, 2007, for tax and administrative purposes, we reorganized the various subsidiaries which comprised our operating segments.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper.

Specialty Products

Specialty Products produces a wide variety of technical specialty papers at three facilities located in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine. The markets for technical specialty papers are diverse and highly fragmented.  Specialty Products’ market position varies by product, but it is a leading producer of supercalendered backing papers used as a base from which “peel-and-stick” pressure sensitive labels are dispensed. These backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant.  Specialty Products is also North America’s largest producer of unsaturated masking tape base paper used in the production of masking tape. Other products include a broad range of food, medical, and industrial papers used in a variety of applications including grease-resistant protective barrier paper for food packaging, lightweight paper for sterilized medical packaging, interleaver paper used in steel processing and to protect polished steel after production, siliconized release papers used in pressure sensitive tapes, labels and composites, and coating and laminating base papers used in composite can construction.

Specialty Products’ papers are sold to manufacturers and converters, primarily in the United States, that serve a host of industries including consumer products, food service, product identification, medical packaging, and manufacturing. Under the Wausau Paper™ trademark, products are marketed under a variety of brands including ExperTec®, DuraTec™, InvenTec®, ProGard®, ProRedi®, ProPly®, and ProTec®.

Primary competition for Specialty Products comes from approximately 12 paper producing companies of which our principal competitors include Packaging Dynamics Corporation, Longview Fibre Company, Stora Enso, Boise Cascade, LLC, and Fraser Paper, Inc.

Specialty Products also operates converting facilities in Columbus, Wisconsin, and Jackson, Mississippi, which produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating, and converting.  These products are sold to manufacturers and converters who serve multiple industries including paper, industrial packaging, and corrugated containers.  Specialty Products’ moisture-barrier laminated roll wrap sales are estimated to be approximately 44% of the North American roll wrap market.  The converting facilities also produce consumer products including fabric softener sheets that are sold through retail merchandisers.

Primary competition in roll wrap comes from approximately 4 other wax and poly laminators and includes Cascades/Sonoco, Inc. and Ludlow Coated Products.

Printing & Writing

Printing & Writing produces and converts fine printing and writing paper products in four facilities.  At facilities in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; and Brainerd, Minnesota, Printing & Writing manufactures and converts a broad line of premium uncoated printing, writing, imaging, text, cover; and board grades, in various weights, colors, sizes, and finishes.  Approximately 42% of the fine printing and writing papers we produce are colored papers.  Distribution warehouses are currently maintained in Appleton and Brokaw, Wisconsin; Groveton, New Hampshire; Dallas, Texas; and Los Angeles, California.

Under the Wausau Paper™ trademark, products are marketed under a variety of brands, including Astrobrights®, Astropaque®, Royal, Exact®, Professional Series™, and Creative Collection™.  These papers are used for printed and photocopied documents such as flyers, annual reports, brochures, announcements, and greeting cards.  Approximately 73% of Printing & Writing’s products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply and mass merchandisers to reach consumers.  Products are also sold in roll form to converters that serve, as an example, the greeting card, envelope, and announcement industry.  The segment’s fine printing and writing sales are estimated to be approximately 3% of the total uncoated free-sheet market although greater share is held in certain segments of this market.

Competition in printing and writing grades comes from major integrated paper companies as well as smaller, privately held non-integrated companies.  We estimate that the number of principal competitors in the printing and writing grade papers portion of the uncoated free-sheet market is approximately 10 of which our principal competition includes International Paper Company, Domtar, Inc., Weyerhaeuser Company, Fox River Paper Company, LLC, Neenah Paper, Inc., Mohawk Fine Papers, Inc., and Finch Paper.

Towel & Tissue

Towel & Tissue produces a broad line of paper towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial “away-from-home” market.

Under the Wausau Paper™ trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, and Dubl-Tough®.  These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products.  Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels.  Towel & Tissue operates a paper mill located in Middletown, Ohio and a converting facility and its main distribution warehouse are located in Harrodsburg, Kentucky.  In addition, Towel & Tissue currently maintains a distribution warehouse in Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters which service consumer and food service markets as well as the industrial and institutional markets concentrated on by Towel & Tissue.  Our major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

Export Sales

Currently, foreign sales represent approximately 7 percent of Wausau Paper’s consolidated net sales, with sales to Canada representing 6 percent of consolidated net sales. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

In January 2002, the Appellate Body of the World Trade Organization (“WTO”) held that the United States extraterritorial income exclusion (“ETI”) was a prohibited export subsidy similar to the benefits derived from a foreign sales corporation.  The United States enacted legislation in October 2004 which addressed the European Union’s objections regarding the ETI regime.  The American Jobs Creation Act of 2004 included the repeal of ETI and provided a deduction with respect to income of certain United States manufacturing activity in 2005.  The ETI regime repeal was intended to be fully effective in 2007.  For transactions prior to 2005, we retained 100 percent of the ETI benefit.  For transactions in 2005 and a portion of 2006, the ETI benefit was available, but at a reduced rate of 80 percent and 60 percent, respectively.  During February 2006, the WTO appellate panel ruled that because the American Jobs Creation Act of 2004 allowed for a gradual phaseout of ETI, the United States is still in breach of the WTO rules.  In May 2006, the United States enacted legislation repealing the ETI binding contract transition rule.  The enactment of the legislation did not have a financial impact on Wausau Paper.

Raw Materials

Pulp is the basic raw material for paper production and represents approximately one-half of the total raw material cost of making paper.  The Mosinee mill within the Specialty Products business segment is our only facility with a pulp producing operation. During 2006, the Mosinee pulp mill provided a percentage of the fiber needs to our Wisconsin paper operations as follows:  Mosinee, 60% and Rhinelander, 5%. The balance of our pulp needs at the Mosinee and Rhinelander mills and all of the pulp used at our other facilities (an aggregate of approximately 520,000 air-dried metric tons in 2006) was purchased on the open market, principally from pulp mills throughout the United States and Canada.  We have purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

In 2006 wood fiber that is required for operation of our pulp mill was purchased on the open market in the form of pulpwood and chips from independent contractors.  In addition, approximately 7% of the timber consumed in pulping operations was produced from Wausau Paper-owned timberlands.  Open-market pulpwood was purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis.  Open-market chips were also purchased from independent sawmills.

Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for Printing & Writing’s recycled products. Recycled fiber is in adequate supply and readily obtainable.  Additionally, Towel & Tissue fulfills substantially all of its de-inked fiber needs from 100% recycled wastepaper which is readily available from domestic suppliers.  Approximately 140,000 standard tons of wastepaper is consumed annually to produce approximately 60% of our parent roll requirements.  The balance of our parent roll supply needs is purchased from outside sources at then current market prices.

Various chemicals are used in the pulping and papermaking processes.  These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

Energy

Wausau Paper’s paper mills consume significant amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Wausau Paper operated facilities.  We generate approximately 33% of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower.  Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations.  We continue to explore alternative power sources as an ongoing business practice and are party to an operating lease for a co-generation electrical power facility for our Groveton mill.

Wausau Paper contracts for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreement, but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2007 and 2019.  At December 31, 2006, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2007 and 2012. Wausau Paper may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Patents and Trademarks

Wausau Paper develops and files trademarks and patents, as appropriate.  Trademarks include Wausau Paper™, ProPly®, ExperTec®, DuraTec™, InvenTec®, ProGard®, ProRedi®, ProTec®, Astrobrights®, Astropaque®, Exact®, Bay West®, EcoSoft™, DublSoft®, OptiCore®, Revolution®, and Wave ’N Dry®, among others.  Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets, and certain silicone release papers.  We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business.  We do not own or hold material licenses, franchises, or concessions.

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

Major Customers

No single customer accounted for 10% or more of our consolidated net sales during 2006.  On a segment basis, two customers accounted for approximately 25% of our Printing & Writing business net sales and one customer accounted for approximately 15% of our Towel & Tissue net sales while no single customer in Specialty Products’ business segment comprised 10 % or more of the respective segment net sales.

Backlog

Consolidated order backlogs at December 31, 2006 increased to approximately 48,300 tons representing $59.9 million in sales compared to 42,500 tons, or $52.1 million of sales at December 31, 2005 and 35,100 tons, or $42.0 million in sales at December 31, 2004. The change in customer order backlog at December 31, 2006 compared to December 31, 2005 does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  A backlog of unmade customer orders is monitored to optimize paper machine production.  The majority of our customer orders are filled within 15 days of receipt.  The entire backlog at December 31, 2006 is expected to be shipped during fiscal 2007. Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved development of a variety of new release liners for Specialty Products’ line of “peel-and-stick” liner papers, food-packaging/food-service papers and the development of new color and writing grades at Printing & Writing.  Expenditures for product development were $2.1 million, $1.9 million, and $1.9 million in 2006, 2005, and 2004, respectively.

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

Wausau Paper has a strong commitment to protecting the environment.  Like our competitors in the paper industry, we face increasing capital investments and operating expenses to comply with expanding and more stringent environmental regulations.  We estimate that our capital expenditures for environmental purposes will approximate $4.0 million in 2007.

We believe that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on our competitive position, consolidated financial condition, liquidity, or results of operations.

Wausau Paper is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act.  In 1986, the Wisconsin Department of Natural Resources (“DNR”) notified a subsidiary of Wausau Paper that under Wisconsin environmental laws we may be a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency’s (“EPA”) National Priorities List.  The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells located in close proximity to the landfill.  The DNR has identified 10 PRPs.  No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site.  In October 2001, we entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies.  We worked with the DNR on the development of the study and work plan which was initiated in early 2003.  A report based upon the study was submitted to the DNR in 2004. In early 2006, the DNR responded to the study and requested the ad hoc group focus on water replacement for the two remaining impacted wells.  The ad hoc group prepared and submitted a water replacement plan to the DNR, which the DNR subsequently approved.  The water replacement plan is expected to be implemented in early 2007.  We estimate that the costs of remediation of the entire site for all parties will be approximately $1.5 million, based upon the remediation method our consultants believe to be the most likely to be used.  This estimate is preliminary.  Actual costs of remediation of the site could be materially different since no timetable or decision on the actual remediation work has yet been developed.  Our share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other PRPs, we are of the opinion that such costs will not have a material adverse effect on the consolidated financial condition, liquidity, or results of operations of Wausau Paper.  We are also pursuing insurance coverage of our remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance.

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

Employees

Wausau Paper had approximately 3,000 employees at the end of 2006.  Most hourly mill employees are covered under collective bargaining agreements.  A new three-year labor agreement was negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union Local 2-15 and Local 2-1778 at Specialty Products’ Rhinelander, Wisconsin facility in 2006.  The labor contract at our Printing & Writing’s Brokaw, Wisconsin facility expired on May 31, 2006 and is in the process of being negotiated. Labor agreements will expire at other facilities in 2007, 2008, and 2009.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of March 16, 2007.  Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

San W. Orr, Jr., 65

Chairman of the Board of the Company and Advisor, Estates of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995; 1989-1990); formerly Chairman of the Board (1987-1997) and a Director (1972-1997) of Mosinee Paper Corporation; also a Director of Marshall & Ilsley Corporation.

Thomas J. Howatt, 57

President and Chief Executive Officer. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

Stuart R. Carlson, 60

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

Albert K. Davis, 59

Executive Vice President, Specialty Products. Previously, Vice President of Operations (1996-2000), Vice President of Engineering (1990-1996), and Director of Engineering (1983-1990), Rhinelander Paper Company, Inc.

Pete R. Chiericozzi, 63

Senior Vice President, Towel & Tissue since September, 2003.  Previously, Consultant, Self-employed (2002), Vice President, Sales and Marketing, SCA Tissue (2001), Executive Vice President, Sales and Marketing, Georgia-Pacific Tissue (2000), Executive Vice-President, Wisconsin Tissue (Division of Chesapeake Corporation) (1999).

Daniel R. Trettin, 57

Senior Vice President, Printing & Writing since October, 2006.  Previously, Vice President, Technology (2005-2006), Vice President, Naheola Operations (2002-2005), Vice President, Manufacturing (2001-2002), Vice President, Wisconsin Operations (1997 -2001), and General Manger, Port Edwards Operations (1993-1997), Georgia-Pacific.

Scott P. Doescher, 47

Senior Vice President, Finance, Secretary and Treasurer.  Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

Dennis M. Urbanek, 62

Senior Vice President, Engineering and Environmental Services. Previously, Vice President, Engineering and Environmental Services (1996-1997) of Mosinee Paper Corporation, Vice President and General Manager of Mosinee’s Pulp & Paper Division (1992-1996), and Vice President and General Manager, Sorg Paper Company (1990-1992).

Available Information

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to “Investor Information – SEC Filings” at www.wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission (“SEC”).

Item 1A.  RISK FACTORS

An investment in Wausau Paper stock involves risk.  You should carefully consider the following risk factors and the other information contained in this Annual Report on Form 10-K and in other reports that we file from time to time with the SEC.  Our business, financial condition and results of operations could be harmed if any of the following risks occur.  In that case, the trading price of our common stock may decline.  In addition to the following risk factors, you should carefully review the cautionary statement made under “Information Concerning Forward-Looking Statements” in Item 7.

The segments of the paper industry in which we operate are highly competitive and increased competition could reduce our sales and profitability.

We compete in different markets within the paper industry on the basis of the quality of our products, customer service, product development activities, price, and distribution.  All of our markets are highly competitive.  Our competitors vary in size, and many have greater financial and marketing resources than we do.  In some of our markets, the industry’s capacity to make products exceeds current demand levels.  Competitive conditions in some of our segments have caused us to incur lower net selling prices and reduced gross margins and net earnings.  These conditions may continue indefinitely.  See Item 1 of this report for information regarding the number and identities of our competitors in our operating segments.  See Item 7 concerning recent competitive conditions in the markets we serve.

As a producer of specialty papers, we target markets in which our relative size, equipment and product development capabilities, and customer service emphasis provide us a competitive advantage.  We work to limit our exposure to commodity products where larger competitors with more efficient equipment generally have production cost advantages.  Recent improvements in some commodity products have narrowed the quality differential between these products and our specialty products.  Changes of this nature could further “commoditize” and reduce the size of our target markets.

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

For example, our “away-from-home” towel and tissue business usually declines during periods of economic slowdowns as business and recreational travel is curtailed.  Also, demand for uncoated freesheet papers, the broad market category in which Printing & Writing competes, has declined in five of the last seven years due to such factors as general economic conditions, office employment trends and the increased use of electronic communications.  There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner.  The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

The cost of raw materials and energy used to manufacture our products could increase.

Raw materials comprise approximately 55% of our cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for more than one-half of this total.  Raw material prices will change based on supply and demand on a worldwide spectrum.  Pulp price changes can occur due to worldwide consumption levels of pulp, pulp production capacity, expansions or curtailments, inventory building or depletion, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

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

We currently purchase approximately 40%, or more than 80,000 tons per year, of our towel and tissue parent roll needs from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

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

We are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes.  Environmental laws impose liability and clean-up responsibility for releases of hazardous substances into the environment.  We will continue to incur substantial capital and operating expenses in order to comply with current law.  Any changes in these laws or their interpretation by government agencies or the courts may significantly increase our capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of operation.  In addition, we may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not we had knowledge of, or were responsible for, such release.  We may also incur liability for personal injury and property damages as a result of discharges into the environment.  The costs of remediation of known environmental sites, such as described in Note 10 of the Notes to Consolidated Financial Statements, may exceed current estimates and there may be additional sites not now known to us that may require significant remediation expenses in the future.  If costs or liabilities related to environmental compliance increase significantly, our consolidated financial condition, liquidity, or results of operations may be adversely affected.

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

Our paper making and converting facilities and distribution warehouses may suffer catastrophic loss due to fire, flood, terrorism, mechanical failure, or other natural or man-made events.  If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, delay or reduce shipments, reduce revenue, and result in significant expenses to repair or replace the facility.  These expenses and losses may not be adequately covered by property or business interruption insurance.  Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

Our acquisitions, facility closings, or other structural changes may result in financial results that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition of another business.  We also continually review and may implement structural changes designed to improve our operations or to reflect anticipated changes in long-term market conditions.  As a result of recent or similar future transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.  If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, liquidity, and results of operations could be negatively impacted.

If we incur a material weakness in our internal control over financial reporting, it could have a material adverse effect on our business, operating results, and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations promulgated by the SEC (collectively, “Section 404”) require us to assess and report on our internal control over financial reporting as of the end of each fiscal year.  In our report under Section 404 which is included in Item 8 of this report, we have concluded that our internal control over financial reporting is effective.  Our auditors have concurred on that assessment.

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

We deal with claims which are threatened or made by third parties in the normal course of our business.  Some claims result in formal administrative or legal proceedings in which the amounts claimed are significant.  We assess each claim and make a judgment whether the claim will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  Claims which we believe could have material adverse effect if not resolved in our favor, or other claims which we believe to be significant, are discussed in Item 3 of this report and in Note 10 of the Notes to Consolidated Financial Statements for the most recent fiscal year which are included in Item 8 of this report.  Our reports do not disclose or discuss all claims of which we are aware.  Our assessment of the materiality of any claim is based upon the amount involved, the underlying facts, and our assessment of the likelihood of a material adverse outcome.  If our assessment of a claim as immaterial is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity, or results of operations could be harmed.

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

Our articles of incorporation and bylaws, and our shareholders rights plan, could have the effect of rendering more difficult or discouraging an acquisition of Wausau Paper that is deemed undesirable by our board of directors.  These include provisions that:

•

permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, including stock with voting, liquidation, dividend, and other rights superior to our common stock;

•

impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•

divide our board of directors into three classes of directors serving staggered terms;

•

allow the board of directors to fill any vacancies on our board;

•

under our articles of incorporation, prohibit us from entering into a “business combination” transaction with any person who acquires 10% of our voting stock at any time (an “interested 10% shareholder”) unless certain “fair price” requirements are met or, in the alternative, either (a) two-thirds of the shares entitled to vote which are not held by the interested shareholder are voted for the transaction, or (b) the board of directors has approved the transaction;

•

under Wisconsin law, require that two-thirds of our voting stock must vote to approve any merger with another corporation, a share exchange, or the sale of substantially all of our assets;

•

under Wisconsin law, prohibit us from entering into a “business combination” transaction with an interested 10% shareholder for a period of three years from the date such person makes such an acquisition unless our board of directors had approved the business combination or the acquisition of shares before the date of the acquisition;

•

under Wisconsin law, prohibit us from entering into a “business combination” transaction with an interested 10% shareholder at any time after a period of three years from the date of becoming an interested 10% shareholder unless our board of directors had approved the acquisition of shares before the date of the acquisition, the business combination meets certain “fair price” requirements, or the business combination is approved by a majority of the shares entitled to vote which are not beneficially owned by the interested 10% shareholder;

•

under Wisconsin law, reduce the voting power of any shares held by a shareholder who holds in excess of 20% of the shares outstanding to 10% of the full voting power of the excess shares;

•

require a vote by the holders of four-fifths of our outstanding shares to amend the provisions of our articles or bylaws described above; and

•

require that, in many potential takeover situations, rights issued under our shareholder rights plan become exercisable to purchase our common stock and potentially other securities at a price substantially discounted from the then applicable market price.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Wausau Paper’s headquarters are located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities consist of the following:

		Number of
		Paper	Practical	2006
Facility	Product	Machines	Capacity* (tons)	Actual (tons)

Specialty Products
Rhinelander, WI	Paper	4	152,000	146,700

Otis, ME	Paper	2	74,000	71,800

Mosinee, WI	Paper	4	119,000	117,400
	Pulp		96,000	85,300

Columbus, WI and	Laminated/
Jackson, MS	Coated Papers	N/A	150,000	56,600

Printing & Writing
Brokaw, WI	Paper	4	178,000	152,000

Groveton, NH	Paper	2	115,000	108,700

Brainerd, MN	Paper	2	170,000	90,000

Appleton, WI	Converting	N/A	70,000	45,200

Towel & Tissue
Middletown, OH	Towel & Tissue	2	110,000	106,500
	Deink Pulp		110,000	105,300

Harrodsburg, KY	Converted Towel
	& Tissue	N/A	190,000	172,100

* “Practical capacity” is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.  At Wausau Paper’s converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.

Wausau Paper currently maintains warehouse distribution facilities in order to provide prompt delivery of its products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Printing & Writing	Appleton, WI	36,000	Owned

	Brokaw, WI	174,000	Owned

	Dallas, TX	70,000*	Leased (December 2007)

	Groveton, NH	80,000	Owned

	Los Angeles, CA	85,000*	Leased (December 2007)†

Towel & Tissue	Los Angeles, CA	45,000*	Leased (December 2007)†

	Harrodsburg, KY	460,000	Owned

*

guaranteed space

†

Aggregate of approximately 130,000 square feet under one agreement which will expire in December 2007.

Specialty Products, Printing & Writing, and Towel & Tissue also lease limited space in various warehouses to facilitate deliveries to specific customers.

Wausau Paper owns approximately 106,000 acres of timberland in the state of Wisconsin.  The growing stock inventory on Company timberlands is an estimated 8 million board feet of saw timber and an estimated 600,000 cords of pulpwood.  During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands.  During 2006 we sold approximately 14,000 acres of our timberlands resulting in an after-tax gain of $10.8 million.  Our timberland sales program is expected to continue at a pace in 2007 that will allow us to complete our sales program within the time period specified.

Item 3.  LEGAL PROCEEDINGS

Wausau Paper has been named as a potentially responsible party with respect to a Mosinee, Wisconsin landfill.  See “Environment” in Item 1 and Note 10 in Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Wausau Paper common stock is traded on the New York Stock Exchange under the symbol “WPP”.

As of the record date of the annual meeting, February 15, 2007, (the “Record Date”) there were approximately 2,600 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 8,600 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 50,746,503 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2006
First Quarter	$14.35	$11.36	*
Second Quarter	$15.33	$11.20	$.17
Third Quarter	$13.93	$11.50	$.085
Fourth Quarter	$15.48	$13.07	$.085

2005
First Quarter	$18.13	$13.57	*
Second Quarter	$14.63	$11.16	$.17
Third Quarter	$13.23	$11.28	$.085
Fourth Quarter	$12.63	$10.08	$.085

2004
First Quarter	$14.11	$12.20	*
Second Quarter	$17.44	$13.19	$.17
Third Quarter	$17.40	$14.54	$.085
Fourth Quarter	$19.12	$15.15	$.085

*Two dividends of $.085 per share were declared in the second quarter in 2006, 2005, and 2004.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending December 31, 2006

				Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(1)

October	0	0	0
November	80,000	$14.75	80,000
December	0	0	0
Quarterly Totals	80,000	$14.75	80,000	1,505,574

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

Item 6.  SELECTED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,
except per share data)	For the Year Ended December 31,
	2006*	2005**	2004	2003***	2002
FINANCIAL RESULTS
Net sales	$1,188,178	$1,097,093	$1,040,717	$971,444	$948,698
Depreciation, depletion, and amortization	57,913	91,554	59,965	60,823	60,624
Operating profit (loss)	39,497	(23,129)	41,724	35,278	47,422
Interest expense	11,252	10,957	10,285	10,188	10,845
Earnings (loss) before
income taxes and cumulative
effect of change in accounting principle	28,869	(33,590)	32,378	25,180	36,618
Net earnings (loss)	17,619	(19,465)	20,393	15,863	23,068
Cash dividends paid	17,335	17,523	17,560	17,527	17,520
Cash flows from operating activities	37,982	18,223	70,737	63,105	76,269

PER SHARE
Net earnings (loss) – basic	$ 0.35	$ (0.38)	$ 0.39	$ 0.31	$ 0.45
Net earnings (loss) – diluted	0.34	(0.38)	0.39	0.31	0.45
Cash dividends declared	0.34	0.34	0.34	0.34	0.34
Stockholders’ equity	5.38	6.03	6.91	6.80	6.91
Basic average number of shares outstanding	50,935	51,448	51,662	51,549	51,532
Price range (low and high closing)	$11.27-15.34	$10.35-17.64	$12.33-19.12	$9.45-13.58	$8.26-13.80

FINANCIAL CONDITION
Working capital	$ 139,065	$ 130,719	$ 139,542	$136,414	$118,398
Total assets	799,114	820,513	882,234	858,100	873,757
Long-term debt	160,287	161,011	161,833	162,174	162,763
Stockholders’ equity	274,074	310,219	357,092	350,316	355,948
Capital expenditures	23,856	31,494	29,565	24,261	19,201

RATIOS
Percent net earnings (loss) to sales	1.5%	(1.8%)	2.0%	1.6%	2.4%
Percent net earnings (loss) to average
stockholders’ equity	6.0%	(5.8%)	5.8%	4.5%	6.4%
Ratio of current assets to current liabilities	1.9 to 1	1.9 to 1	1.9 to 1	2.2 to 1	2.0 to 1
Percent of long-term debt to
total capitalization	36.9%	34.2%	31.2%	31.6%	31.4%

*  In 2006, includes impact to accumulated other comprehensive loss of $36.6 million ($58.1 million pretax) for the adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.”

**In 2005, includes after-tax expense of $24.2 million ($38.4 million pretax) or $0.47 per share for closure costs and restructuring expense as a result of closing the sulfite pulp mill at Printing & Writing’s Brokaw, Wisconsin facility.

***In 2003, includes after-tax income of $2.6 million ($4.2 million pretax) or $0.05 per share for a fee for licensing certain patent dispenser technologies as a result of a settlement of all claims of the parties in a patent litigation case.

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Allowance for Doubtful Accounts

Wausau Paper records allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances.  Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty.  The allowance for doubtful accounts was $1.4 million and $1.7 million at December 31, 2006 and 2005, respectively.

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

Income Taxes

Wausau Paper’s estimates of income taxes payable, deferred income taxes, and the effective tax rate are based on an analysis of many factors including interpretations of federal, state, and foreign income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed, realization of income tax benefits in future years, and current accounting standards.  Estimates are reviewed and updated on a quarterly basis as facts and circumstances change and actual results are known.  In addition, federal and state taxing authorities periodically review our estimates and interpretations of income tax laws.  Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

Pension Benefits

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors.  Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods.  Additional information regarding pension benefits is available in “Note 6 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Other Post-retirement Benefits

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits.  Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.  Additional information regarding post-retirement benefits is available in “Note 6 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

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

Stock-based Compensation Plans

Effective January 1, 2006, Wausau Paper adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method.  The modified prospective application transition method requires that as of the effective date, compensation cost related to share-based payment transactions is recognized as an operating expense in the statement of operations over the requisite service period of the grant based on the grant-date fair value of the award.  As such, prior periods will not reflect restated amounts.  The grant-date fair value of an award is estimated using a binomial option-pricing model that incorporates assumptions based upon expectations and information available at the measurement date of the award.  These assumptions include the expected term of the award, the expected dividend yield over the expected term of the award, the risk-free interest rate over the expected term of the award, the expected volatility of the stock price over the expected term of the award, and estimated forfeitures over the expected term of the award.  See “Note 1– Description of the Business and Summary of Significant Accounting Policies” and “Note 8-Stock Compensation Plans” in the Notes to Consolidated Financial Statements for additional information on the impact of this statement.

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year end financial statements, with limited exceptions, and to disclose additional information regarding certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service credits, and transition assets or obligations.  The requirement to recognize the funded status of a defined post-retirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the year end financial statements is effective for fiscal years ending after December 15, 2008.  On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158 and recognized a charge of $36.6 million, net of income taxes, to other comprehensive income in the Consolidated Statement of Stockholders’ Equity.  See “Note 6-Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements for additional information required to be disclosed in accordance with SFAS 158.

Future Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which will be effective for Wausau Paper on January 1, 2007.  FIN 48 defines the thresholds for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This Interpretation provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with interest and penalties.  Additional information regarding the adoption of FIN 48 is contained in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied.  Additional information regarding the adoption of FSP AUG AIR-1 is contained in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Other significant accounting policies, not involving the same level of uncertainties as those previously discussed, are important to an understanding of the Consolidated Financial Statements.  Additional information regarding significant accounting policies is available in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Operations Review

Overview

During 2006, Wausau Paper captured the benefits of year-over-year increases in average selling price and shipments, as well as gains from our timberland sales program, to more than offset higher manufacturing costs – most notably fiber and energy prices – and report net earnings of $17.6 million in 2006.  In 2005, Wausau Paper reported a net loss of $19.5 million which included losses associated with the first full-year of operation of the paper mill in Brainerd, Minnesota, and after-tax charges of $24.2 million for closure costs and restructuring expense related to the closure of a sulfite pulp mill.  Additional information on the acquisition of the Brainerd, Minnesota mill and the closure of the sulfite pulp mill is available in “Note 9 – Acquisitions” and “Note 2 – Pulp Mill Closure” in the Notes to Consolidated Financial Statements, respectively.

In 2006, we continued to pursue our core business strategies, focusing on niche markets, product innovation, benchmark customer service, and operational excellence to drive long-term results.  During 2006, revenues from products developed in the previous three years exceeded our corporate goal of 25%, helping to increase sales of higher-margin premium products.  Paper mill productivity increased 2% in 2006 following a 1% improvement in 2005.  In addition, we targeted key areas, including disciplined management of capital spending, containment of manufacturing and administrative costs, and improvement in working capital efficiencies, to increase our return on capital employed. In 2006, we achieved a composite internal rate of return for capital approved that exceeded our goal of 17%. Our cost containment efforts resulted in costs, after equalizing for production volume and mix differences as well as fiber and energy price variations, that were slightly below 2005 levels.  Our management of working capital through the monitoring of inventory levels, accounts receivable, and accounts payable resulted in essentially flat year-over-year inventory turns and days payable outstanding, while days sales outstanding improved modestly. These and other improvement initiatives are intended to help us achieve a long-term return-on-capital-employed target of 13%.  Our ability to ultimately achieve this target is influenced by internal initiatives as well as external factors including general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and paper pricing.

Effective with the first quarter of 2006, timberland assets held for sale and gains from the disposal of such assets have been reclassified from the operating segments to corporate.  As a result, certain prior-year segment information has been reclassified to conform to the 2006 presentation.

Net Sales

(all dollar amounts in thousands)	2006	2005	2004
Net sales	$1,188,178	$1,097,093	$1,040,717
Percent increase	8%	5%	7%

Net sales for the year ended December 31, 2006, were $1,188.2 million compared to net sales of $1,097.1 million for the year ended December 31, 2005.  Total shipments increased 4% in 2006 to 919,072 tons from the 882,267 tons shipped in 2005.  Net sales in 2004 were $1,040.7 million, and total tons shipped were 863,055 tons.

Average net selling price increased approximately 4%, improving net sales by $44 million, in 2006 as compared to 2005, with more than 3 percentage points of the net selling price improvement, or approximately $34 million, attributable to actual selling price increases and the balance due to improved overall product mix. Compared to 2004, 2005 average net selling price improved nearly 3%, or $28 million, with actual product selling prices improving approximately 3%, or $33 million, and product mix differences reducing net sales by more than $4 million.

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

Specialty Products recorded net sales of $468.9 million on total shipments of 394,079 tons for the year ended December 31, 2006, compared with net sales of $459.0 million on shipments of 403,747 tons in 2005.  Net sales and shipments in 2004 were $462.8 million and 421,449 tons, respectively.  While the tons of product shipped declined more than 2% in 2006 from 2005, average net selling price, led by actual product selling price improvements, increased 4%, or $18 million, resulting in a year-over-year increase in net sales. Average selling price increased 3% in 2005 compared with 2004, improving net sales by approximately $14 million with the improvement nearly evenly split between actual selling price increases and mix enhancements.

Market demand improved in Specialty Products’ largest product category, pressure-sensitive backing papers, increasing an estimated 4% in both 2006 and 2005.  Demand in Specialty Products’ second largest product category, food-packaging/food-service papers, also increased an estimated 4% in both 2006 and 2005.  Demand for paper mill packaging products declined in both 2006 and 2005 as production of newsprint and other paper grades trended lower across the industry.  Demand for other industrial and consumer papers, most notably masking tape base stock, declined slightly in 2006 after increasing modestly in 2005.  Despite recent growth in demand, markets remained competitive with competition coming from paper-based products as well as other film-based substrates.

Shipments of Specialty Products’ pressure-sensitive backing papers decreased 1% in 2006 after decreasing 1% in 2005, while food-packaging/food-service shipments decreased 5% in 2006 compared to an improvement of 3% in 2005.  Paper mill packaging shipments declined 13% each in 2006 and 2005, respectively.  Shipments of lower-price fill products increased nearly 60% in 2006 compared to a decline of 60% in 2005.  Specialty Products continued its focused product development efforts in 2006 with revenues from products developed in the previous three years exceeding the corporate goal of 25%.

Net sales for the Printing & Writing business segment were $431.0 million in 2006 on shipments of 354,243 tons compared with 2005 net sales of $378.1 million on shipments of 316,234 tons.  In 2004, net sales were $352.3 million and shipments were 289,703 tons.  The overall improvement in net sales from 2005 to 2006 of 14% was driven primarily through growth in white papers including premium and opaque product categories.

For the year ended December 31, 2006, average net selling price improved 2%, increasing net sales by $9 million as compared to the year ended December 31, 2005.  In the year-over-year comparison, actual selling price increases accounted for the majority of the average net selling price gain. Comparing 2005 to 2004, average net selling price declined 3% in 2005, reducing net sales by $10 million as compared to 2004.  Product mix differences, primarily related to higher fill volumes, reduced average net selling price 5%, or net sales by $17 million, while actual product selling prices increased 2%, impacting net sales by more than $7 million.

Demand for uncoated freesheet papers increased less than 1% in 2006 following a 3% decrease in 2005.  Uncoated freesheet demand, impacted by such factors as employment trends and increased electronic data communications, declined in five of the last seven years.  Demand in the text and cover segment of the uncoated freesheet market declined 3% in 2006 following a 4% decline in 2005.  Despite competitive market conditions, shipments of our premium printing and writing papers, including text and cover, increased 13% in 2006 and 4% in 2005.  Shipments through Printing & Writing’s retail distribution channel such as office supply stores and other retailers increased 26% in 2006 and 5% in 2005.  At the same time, shipments through Printing & Writing’s largest distribution channel, traditional paper merchants, increased 7% in 2006 and 9% in 2005.  Product pricing has remained very competitive despite the industry-wide capacity rationalization that has occurred in recent years.  As 2007 began, prices were relatively stable despite seasonally weak market conditions.

Towel & Tissue 2006 net sales were $288.3 million and shipments were 170,750 tons compared to 2005 net sales of $260.0 million and shipments of 162,286 tons.  In 2004, net sales were $225.7 million on shipments of 151,903 tons.  Average net selling price increased 6% in 2006 as compared to 2005, favorably impacting net sales by more than $15 million.  Actual product price increases improved average selling price by more than 4% and net sales by $11 million, while product mix enhancements improved average selling price and net sales by 2% and more than $4 million, respectively.  Average net selling price increased 9% in 2005 as compared to 2004, favorably impacting net sales by $19 million.  Actual product price increases improved average selling price by more than 7% and net sales by $17 million, while mix enhancements improved average selling price and net sales by 1% and more than $2 million, respectively.

The “away-from-home” segment of the towel and tissue market grew nearly 2% in 2006 and 1% in 2005.  Steady growth and industry rationalization of production capacity have resulted in a balanced market and pricing leverage over the past two years.  As a result, significant selling price increases were implemented in 2006 and 2005.  Shipments of Towel & Tissue’s higher-priced, value-added products increased 15% in 2006 and 10% in 2005, while shipments of lower-priced standard products increased 1% in 2006 and 5% in 2005.

Approximately 40%, or more than 80,000 tons per year, of Towel & Tissue’s total parent roll supply is purchased from other towel and tissue manufacturers.  Industry supply of these parent rolls was readily available throughout 2006 and 2005.  We believe that adequate parent roll supply will continue to be available to meet our converting needs.  As 2007 began, “away-from-home” towel and tissue market conditions remained stable with demand continuing to expand at a moderate rate.

Gross Profit on Sales

(all dollar amounts in thousands)	2006	2005	2004
Gross profit on sales	$122,418	$52,626	$117,541
Gross profit margin	10%	5%	11%

Gross profit margin increased to $122.4 million, or 10.3% of net sales in 2006 compared with $52.6 million or 4.8% of net sales in 2005.  Gross profit margin in 2004 was $117.5 million, or 11.3% of net sales.  Improvements in average selling price and shipment volumes, operational efficiency gains, and gains from the timberland sales program more than offset higher energy and fiber costs in 2006.  During 2006 and 2005, our timberland sales program favorably impacted gross profit margin by $17.3 million and $2.2 million, respectively.  In addition, 2005 gross profit margins were impacted by charges of $37.1 million related to inventory write-downs of pulp mill inventory to net realizable value, accelerated depreciation on long-lived assets that were abandoned upon closure, and a portion of severance and benefit continuation costs with respect to the closure of the sulfite pulp mill at our Brokaw mill.  Pulp mill closure charges recognized in cost of sales for 2006 were $0.3 million. For additional information on the closure of our sulfite pulp mill, refer to “Note 2 – Pulp Mill Closure” in the Notes to Consolidated Financial Statements.

Raw materials comprise approximately 55% of our total cost of sales with market pulp and wastepaper accounting for more than one-half of this total.  Labor and fringes are approximately 20% of our total cost of sales while utilities account for approximately 10%.  Other operating expenses, including outbound freight, depreciation, and maintenance, comprise the remaining 15% of our cost of sales.

Fiber prices – consisting primarily of market pulp, wastepaper, linerboard, pulpwood, and purchased towel and tissue parent rolls – increased over the last three years.  As compared to 2005, 2006 fiber costs increased approximately $25 million after increasing approximately $16 million in 2005 as compared with 2004.

During the first quarter of 2006, pulp prices increased slightly from pricing at the end of 2005.  In the following three quarters of 2006, pulp prices increased significantly. In 2006, wastepaper prices trended higher in the second and third quarters before holding relatively stable through the fourth quarter.  In 2006, we consumed approximately 520,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper.  Approximately 450,000 air-dried metric tons of market pulp and 150,000 standard tons of wastepaper were consumed in 2005.  The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $40 per air-dried metric ton, or $19 million, in 2006 as compared to 2005.  As compared with 2004, the average price of market pulp increased approximately $22 per air-dried metric ton, or $9 million in 2005.  The average price of wastepaper, used in the production of towel and tissue products, increased $5 per standard ton, or less than $1 million, in 2006 as compared to 2005.  As compared with 2004, the average price of wastepaper decreased $21 per standard ton, or $3 million, in 2005.  Total costs for linerboard, used in the production of moisture-barrier laminated roll wrap, increased nearly $2 million in 2006 as compared to 2005.  Total costs for linerboard increased approximately $2 million in 2005 as compared to 2004.  Purchased towel and tissue parent rolls, used in Towel & Tissue’s converting operation, increased $53 per standard ton, or more than $4 million, in 2006 as compared to 2005 after increasing $71 per standard ton, or more than $4 million the year before.

Energy-related prices – consisting primarily of natural gas, electricity, coal, fuel oil, and transportation – trended modestly lower in 2006 although declines in natural gas prices were somewhat offset by price volatility with other energy components.  During 2005, energy prices increased dramatically after increasing at a significant but more modest rate in 2004.  In total, energy-related costs increased more than $4 million in 2006 as compared with 2005 and $23 million in 2005 as compared with 2004.

Natural gas prices trended generally higher in the first three quarters of 2005 before moving significantly higher in the fourth quarter.  The late-year move was related, in part, to supply disruptions caused by hurricanes impacting the Gulf of Mexico in the late summer and early fall seasons.  Natural gas prices trended lower in 2006 from peak levels reached in late 2005.  The average price of natural gas decreased approximately 2%, or less than $1 million, in 2006 as compared to 2005 after increasing 33%, or $11 million, in 2005 compared with the prior year.  Through our cost reduction efforts, we have been successful in improving our energy efficiencies and reducing natural gas consumption in recent years.  We currently consume more than 4 million decatherms annually and have substituted fuel oil and coal when economics allowed.  We price protect, from time to time, certain volumes of natural gas through fixed-price contracts.  Our policy allows for the price protection of up to 50% of our expected use on a rolling 12-month basis.  Early in 2007, we had a portion of our first quarter requirements price protected.

Price increases were experienced in 2006 with other sources of energy that are significant to our operations.  As compared with 2005, 2006 electricity costs increased 8% or $2 million, fuel oil costs increased 20% or more than $1 million, and coal costs increased 10% or nearly $2 million.  As compared with 2004, 2005 electricity costs increased 14% or more than $3 million, fuel oil costs increased 35% or $2 million, and coal costs increased 14% or nearly $2 million.  In addition, transportation prices increased $6 million in 2006 as compared with 2005 after increasing nearly $5 million from 2004.

Market pulp list prices continued their upward trend in early 2007 while natural gas prices have trended lower.  However, natural gas prices are well above historical averages and remain quite volatile.

Labor and fringe costs decreased 0.9% in 2006 as compared to 2005 and increased 2.5% in 2005 as compared to 2004.  Depreciation expenses decreased 42% in 2006 compared with 2005 due primarily to accelerated depreciation related to the 2005 closure of the sulfite pulp mill at Brokaw.  Depreciation expenses increased nearly 60% in 2005 as compared with 2004, again, due primarily to accelerated depreciation related to the 2005 closure of the sulfite pulp mill at Brokaw.  Other operating costs, including maintenance, were relatively stable in 2006 compared to the same period in the prior year.

Specialty Products gross profit margins were 5.7% in 2006, 7.4% in 2005, and 9.8% in 2004.  The improvement in average net selling price in 2006 compared to 2005 only partially offset higher energy, fiber and other manufacturing costs, resulting in reduced gross profit margins.  Fiber prices increased nearly $13 million in 2006 as compared with 2005 while energy prices increased more than $3 million over the same period.  Similarly, selling price increases, sales mix enhancements, and production efficiency improvements only partially offset higher manufacturing expenses resulting in lower 2005 margins as compared to 2004.  Energy prices increased more than $6 million in 2005 as compared with 2004 while fiber costs increased more than $7 million over the same period.

Printing & Writing recorded a gross profit margin of 3.5% in 2006, a negative gross margin of 9.7% in 2005 and a gross profit margin of 7.6% in 2004. An improvement in the 2006 gross profit margin from 2005 was the result of average net selling price increases, sales volume gains and slightly lower energy prices which more than offset increases of more than $7 million in fiber prices.  Gross profit in 2005 was also unfavorably impacted by a $37.1 million charge to cost of goods sold as a result of the fourth-quarter closure of the sulfite pulp mill located in Brokaw.  The pulp mill closure charge, which impacted 2005 gross profit margins by nearly 10 percentage points, included accelerated depreciation on pulp mill related assets that were abandoned as a result of the closure and a write-down of related pulp mill inventory to net realizable value.  The pulp mill was closed due to the unit’s high cost of operation and capital investment requirements related to aging plant and equipment.  As compared with 2004, 2005 energy prices increased more than $12 million while fiber prices increased more than $6 million.

Towel & Tissue gross profit margin was 22.3% in 2006, 21.6% in 2005, and 20.5% in 2004.  Selling price increases and mix improvements more than offset increased fiber and energy prices, resulting in higher 2006 margins compared to 2005.  Fiber prices increased slightly more than $5 million in 2006 as compared with 2005 while energy prices increased nearly $2 million.  Similarly in 2005, selling price increases and mix enhancements offset increased energy and fiber prices, improving margins as compared to 2004.  Energy prices increased $4 million in 2005 as compared with 2004 while fiber prices increased $2 million.

Consolidated customer order backlogs increased to approximately 48,300 tons, representing $59.9 million in sales at December 31, 2006, compared to 42,500 tons, representing $52.1 million in sales as of December 31, 2005.  Consolidated customer order backlogs were 35,100 tons, or $42.0 million in sales as of December 31, 2004.  The increase in customer order backlogs was due to increases across all business segments.  Our Specialty Products business segment backlog totaled 34,700 tons at December 31, 2006, compared to 32,200 tons at December 31, 2005.  Printing & Writing’s backlog tons increased to 11,400 tons at December 31, 2006, from 8,400 tons at December 31, 2005.  In the Towel & Tissue business segment, backlog tons were 2,200 tons at December 31, 2006, compared to 1,900 tons at December 31, 2005.  The change in customer backlog at December 31, 2006, compared to December 31, 2005, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2006, is expected to be shipped during fiscal 2007.

Labor

A new three-year labor agreement was negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union Local 2-15 and Local 2-1778 at Specialty Products’ Rhinelander, Wisconsin facility in 2006.  The labor contract at our Printing & Writing’s Brokaw, Wisconsin facility expired on May 31, 2006 and is in the process of being negotiated. Labor agreements will expire at other facilities in 2007, 2008, and 2009.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Selling and Administrative Expenses

(all dollar amounts in thousands)	2006	2005	2004
Selling and administrative expense	$82,695	$74,423	$75,817
Percent increase/(decrease)	11%	(2%)	12%
As a percent of net sales	7%	7%	7%

In 2006, selling and administrative expenses were impacted by stock incentive program charges of $2.3 million, which were determined by the grant-date fair value of equity-type awards and the change in the fair value of liability-type awards which are settled in cash. During 2005 and 2004, the charges or credits for these programs were determined by using the “intrinsic value based method.” As a result, awards classified as a liability were remeasured at the intrinsic value each reporting period and resulted in a credit of $2.4 million in 2005 and a charge of $2.8 million in 2004.  For additional information on our stock incentive programs, refer to “Note 8 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements.  After adjusting for stock-based incentive compensation programs, increased wages, benefits, legal, and consulting expenses accounted for the balance of the increase in selling and administrative expenses.

Restructuring Charge

Wausau Paper recorded a pre-tax $1.3 million closure charge for the year ending December 31, 2005, for employee severance benefits and other associated closure costs directly related to the closure of the sulfite pulp mill located at Printing & Writing’s Brokaw papermaking mill.  Other associated closure costs of approximately $0.2 million were recorded in the first half of 2006.

For additional information on the closure of our sulfite pulp mill, refer to “Note 2 – Pulp Mill Closure” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2006	2005	2004
Interest expense	$11,252	$10,957	$10,285
Other income, net	624	496	939

Interest expense was higher for the year ending December 31, 2006, at $11.3 million compared to $11.0 million for the year ending December 31, 2005, due principally to increased interest rates year over year.  Interest expense for the year ending December 31, 2004, was $10.3 million.  Long-term debt levels were $160.3 million, $161.0 million, and $161.8 million as of December 31, 2006, 2005, and 2004, respectively.

In 2007, interest expense is expected to remain comparable with 2006 levels.  Interest capitalized in 2006, 2005, and 2004 was not significant.  Our capitalized interest methodology is outlined in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Other income includes interest income of $0.3 million, $0.5 million, and $0.7 million in 2006, 2005, and 2004, respectively.  The decrease in interest income in 2006 was driven primarily by lower average cash and cash equivalent balances.

Income Taxes

(all dollar amounts in thousands)	2006	2005	2004
Income tax provision (credit)	$10,823	$(14,125)	$11,985
Effective tax rate	37.5%	(42.3%)	37%

The effective tax rate for the year ended December 31, 2006 was 37.5%.  In 2005, our effective tax rate was favorably impacted by $1.7 million for changes in state tax laws which lowered our effective state rate.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which will be effective for Wausau Paper on January 1, 2007.  FIN 48 defines the thresholds for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This interpretation provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with interest and penalties.  We do not expect the adoption of FIN 48 to have a material effect on the consolidated financial statements.

Effective January 1, 2007, we reorganized the structure of some of our legal entities for administrative and tax saving objectives.  The impact of this reorganization is expected to result in state tax benefits of approximately $10.0 million for the tax year ended December 31, 2007 due to the ability to utilize previously reserved state operating losses.  Income taxes are discussed in “Note 7 – Income Taxes” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2006	2005	2004
Cash provided by operating activities	$ 37,982	$ 18,223	$ 70,737
Percent increase/(decrease)	108%	(74%)	12%
Working capital	$139,065	$130,719	$139,542
Percent increase/(decrease)	6%	(6%)	2%
Current ratio	1.9:1	1.9:1	1.9:1
Capital expenditures	$ 23,856	$ 31,494	$ 29,565
Percent increase/(decrease)	(24%)	7%	22%

Cash provided by operating activities increased in 2006 compared to 2005 due, in part, to improved net earnings in 2006, somewhat stable year-over-year inventory levels and cash received from income tax refunds.  These factors were somewhat offset by increased receivable balances in 2006 compared to 2005.  In 2005, cash provided by operating activities decreased compared to 2004 due, in part, to a net loss in 2005, increased inventory levels, higher receivable balances, and a decline in income taxes payable.  We contributed $17.4 million to defined benefit pension plans during 2006, compared with contributions of $16.0 million and $20.2 million in 2005 and 2004, respectively.  Benefit plans are discussed in “Note 6 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

In 2006, we continued our initiative to limit capital spending to necessary maintenance-related and high-return capital projects.  We also met our targeted composite internal rate of return of 17% for capital approved.  Capital expenditures totaled $23.9 million, $31.5 million, and $29.6 million in 2006, 2005, and 2004, respectively.  In 2007, it is expected that capital spending will be approximately $40.0 million.

For 2006, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments.  Specialty Products spent $4.2 million on a stock preparation consolidation project at the Rhinelander, Wisconsin facility and $3.0 million on paper mill related equipment at the Rhinelander, Wisconsin, Mosinee, Wisconsin, and Jay, Maine, mills.  Printing & Writing spent $1.0 million on paper mill related equipment at the Brokaw, Wisconsin, Groveton, New Hampshire, and Brainerd, Minnesota, mills.  Towel & Tissue spent $1.1 million on various converting lines.

The balance of $14.6 million in 2006 capital spending was related to projects that individually cost less than $1.0 million.  These expenditures included $6.1 million for essential non- or low-return projects, including maintenance-related capital and approximately $8.5 million on projects expected to provide a return in excess of our targeted internal rate of return.

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

In 2006, we sold approximately 14,000 acres of timberlands for an after-tax gain of $10.8 million.  During 2005, we sold approximately 1,200 acres of timberlands for an after-tax gain of $1.3 million.  Our timberland sales program is expected to continue at a pace in 2007 that will allow us to complete our sales program within the time period specified.

We believe that the available credit under our credit agreements and our earnings for 2007 will be sufficient to meet our cash flow needs for capital, working capital, and investing activities in 2007.

Debt and Equity

(all dollar amounts in thousands)	2006	2005	2004
Short-term debt	$ 184	$ 86	$ 115
Long-term debt	160,287	161,011	161,833
Total debt	160,471	161,097	161,948
Stockholders’ equity	274,074	310,219	357,092
Total capitalization	434,545	471,316	519,040
Long-term debt/capitalization ratio	37%	34%	31%

At December 31, 2006, total debt was $160.5 million, which is comparable to the $161.1 million reported at December 31, 2005.

The total amount of long-term debt outstanding includes a private placement of $138.5 million in senior notes.  The notes mature in 2007, 2009, and 2011 at $35 million, $68.5 million, and $35 million, respectively. In addition, we have a $125 million unsecured revolving-credit agreement with five participating banks that expires on July 27, 2011.  Under the facility, we may elect the base for interest from either domestic or offshore rates.  In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  Under the $125 million unsecured revolving-credit facility, we have the ability and the intent to refinance on a long-term basis $35 million of unsecured private placement notes maturing in 2007.  As a result, we have classified the amount as long-term on our balance sheet.

On December 22, 2006, Wausau Paper, the financial institutions participating in the revolving-credit facility, and the required holders of our $138.5 million senior notes agreed to amend a certain financial covenant in anticipation of the adoption of SFAS 158 at December 31, 2006.  The minimum net worth covenant was amended to allow for the impact of the initial adoption of the pronouncement.  See “Note 6 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements for a further discussion on the adoption of SFAS 158.

Wausau Paper maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no borrowings under this agreement at December 31, 2006 and 2005.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota.  Under the agreement, we borrowed $500,000, of which $100,000 was forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006.  The employment criteria have been met in 2006, therefore, $100,000 of the loan has been forgiven.  Interest is payable quarterly on the outstanding balance at a rate of 2% per annum.  In accordance with the agreement, quarterly payments of principal and interest began on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that was issued under our revolving credit facility.

On December 31, 2006, we had a total of approximately $106 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.  Wausau Paper conducts U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.

In April 2000, our Board of Directors authorized the repurchase of 2,571,000 shares of Wausau Paper common stock.  This authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of Wausau Paper common stock.  We repurchased 474,400 and 658,700 shares of common stock during 2006 and 2005, respectively.  There were no repurchases in 2004.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2006, there were 1,505,574 shares available for purchase under the existing authorization.

During 2006, 2005, and 2004, the Board of Directors declared cash dividends of $0.34 per share of common stock.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2006:

	Payments Due by Period
(all dollar amounts in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$157,842	$ 64	$ 66	$68,567	$ 69	$70,076	$19,000
Interest on debt	40,814	10,396	8,714	7,044	3,704	2,675	8,281
Capital lease	269	120	137	12	–	–	–
Operating leases	5,940	1,584	1,560	1,535	1,261	–	–
Capital spending commitments	7,468	7,468	–	–	–	–	–
Retirement plan contributions	16,174	16,174	–	–	–	–	–
Post-retirement benefit plan
contributions	4,096	–	–	–	–	–	–
Purchase obligations	52,430	31,701	4,333	2,495	1,617	1,465	10,819
	$285,033	$71,603	$14,810	$79,653	$6,651	$74,216	$38,100

For additional information on debt and interest obligations, please refer to “Note 4 – Debt” in the Notes to Consolidated Financial Statements.  For additional information on capital and operating leases, please refer to “Note 5 – Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 10 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 6 – Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchanges all foreign currency attributable to export sales for U.S. dollars.  On August 31, 1999, we issued notes in the amount of $138.5 million that remain outstanding at December 31, 2006 and 2005.  The principal amounts, maturities, and interest rates on the notes are:  (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%.  The fair value of this fixed rate debt was $141.8 million at December 31, 2006, and $146.8 million at December 31, 2005.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.  We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest.  The fair value of these obligations approximated their carrying values at December 31, 2006 and 2005, and would not have been materially affected by a 10% hypothetical change in market interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on our assessment of our internal control over financial reporting.  This report appears on page 41.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Wausau Paper Corp.

Mosinee, WI

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wausau Paper Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 20, 2007 expressed an unqualified opinion on those financial statements (which report includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Plans, on December 31, 2006, and Statement of Financial Accounting Standards No. 123R, Share-based Payment, on January 1, 2006, as described in Note 1).

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 20, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Wausau Paper Corp.

Mosinee, WI

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Plans, on December 31, 2006, and Statement of Financial Accounting Standards No. 123R, Share-based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 20, 2007

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 26,122	$ 15,500
Receivables, net	104,801	97,904
Refundable income taxes	737	5,831
Inventories	122,531	119,647
Deferred income taxes	7,444	9,971
Other current assets	32,612	30,831
Total current assets	294,247	279,684
Property, plant, and equipment – net	468,372	494,228
Other assets	36,495	46,601
Total Assets	$799,114	$820,513

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$ 184	$ 86
Accounts payable	83,441	78,726
Accrued and other liabilities	71,557	70,153
Total current liabilities	155,182	148,965

Long-term debt	160,287	161,011
Deferred income taxes	66,574	91,334
Post-retirement benefits	101,513	58,171
Pension	14,259	26,905
Other noncurrent liabilities	27,225	23,908
Total liabilities	525,040	510,294

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized;
no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized;
issued 60,122,812 shares in 2006 and 2005)	173,302	173,456
Retained earnings	287,023	286,713
Accumulated other comprehensive loss	(61,192)	(29,119)
Treasury stock, at cost (9,393,603 and 9,085,562 shares
in 2006 and 2005, respectively)	(125,059)	(120,831)
Total stockholders’ equity	274,074	310,219
Total Liabilities and Stockholders’ Equity	$799,114	$820,513

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2006	2005	2004

Net sales	$1,188,178	$1,097,093	$1,040,717
Cost of sales	1,065,760	1,044,467	923,176
Gross profit	122,418	52,626	117,541

Selling and administrative	82,695	74,423	75,817
Restructuring	226	1,332	–
Operating profit (loss)	39,497	(23,129)	41,724

Other income (expense):
Interest expense	(11,252)	(10,957)	(10,285)
Interest income	315	479	666
Other, net	309	17	273
Earnings (loss) before income taxes and
cumulative effect of a change in
accounting principle	28,869	(33,590)	32,378
Provision (credit) for income taxes	10,823	(14,125)	11,985
Earnings (loss) before cumulative effect of
a change in accounting principle	18,046	(19,465)	20,393
Cumulative effect of a change in accounting
principle (net of income taxes)	(427)	–	–

Net earnings (loss)	$ 17,619	$ (19,465)	$ 20,393
Earnings (loss) per share before
cumulative effect of a change in
accounting principle-basic	$ 0.36	$ (0.38)	$ 0.39
Cumulative effect of a change in accounting
principle (net of income taxes) per share– basic	(0.01)	–	–
Net earnings (loss) per share-basic	$ 0.35	$ (0.38)	$ 0.39
Weighted average shares outstanding – basic	50,935	51,448	51,662
Earnings (loss) per share before
cumulative effect of a change in
accounting principle-diluted	$ 0.35	$ (0.38)	$ 0.39
Cumulative effect of a change in accounting
principle (net of income taxes) per share– diluted	(0.01)	–	–
Net earnings (loss) per share-diluted	$ 0.34	$ (0.38)	$ 0.39
Weighted average shares outstanding – diluted	51,249	51,448	51,940

Dividends declared per common share	$ 0.34	$ 0.34	$ 0.34

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$ 17,619	$(19,465)	$ 20,393
Provision for depreciation, depletion, and amortization	57,913	91,554	59,965
(Credit) provision for losses on accounts receivable	(64)	248	103
(Gain) loss on property, plant, and equipment disposals	(16,434)	497	3,356
Compensation expense for stock-based awards	659	487	292
Deferred income taxes	(3,802)	(13,878)	(348)
Changes in operating assets and liabilities:
Receivables	(6,833)	(2,421)	(13,859)
Inventories	(2,884)	(18,914)	(11,001)
Other assets	(18,256)	(15,361)	(8,406)
Accounts payable and other liabilities	1,975	6,739	15,428
Accrued and refundable income taxes	8,089	(11,263)	4,814
Net cash provided by operating activities	37,982	18,223	70,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,856)	(31,494)	(29,565)
Acquisitions	–	–	(9,935)
Proceeds from property, plant, and equipment disposals	18,860	2,366	45
Net cash used in investing activities	(4,996)	(29,128)	(39,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings of notes payable	(48)	(10)	500
Payments under capital lease obligation	(146)	(115)	(112)
Dividends paid	(17,335)	(17,523)	(17,560)
Proceeds from stock option exercises	1,503	–	1,499
Excess tax benefit from stock option exercises	102	–	–
Payments for purchase of company stock	(6,440)	(7,861)	–
Net cash used in financing activities	(22,364)	(25,509)	(15,673)

Net increase (decrease) in cash and cash equivalents	10,622	(36,414)	15,609
Cash and cash equivalents at beginning of year	15,500	51,914	36,305
Cash and cash equivalents at end of year	$ 26,122	$ 15,500	$ 51,914
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$ 10,891	$ 10,734	$ 10,722
Income taxes paid	$ 10,377	$ 11,131	$ 9,019

Noncash investing and financing activities:  A capital lease obligation of $393 was recorded in the first quarter of 2006 when we entered into a new lease agreement for equipment.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common	Retained	Unearned	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Compensation	Loss	Stock	Equity

Balances December 31, 2003	$173,037	$320,823	$ –	$(28,723)	$(114,821)	$350,316
Comprehensive earnings, 2004:
Net earnings		20,393				20,393
Minimum pension liability
(Net of $1,210 deferred tax)				2,062		2,062
Comprehensive earnings, 2004						22,455
Cash dividends declared		(17,571)				(17,571)
Restricted stock grant	20		(87)		67	–
Recognition of restricted stock
compensation expense			3			3
Stock options exercised	(275)				1,774	1,499
Tax benefit related to stock options	101					101
Stock-based award compensation	289					289

Balances December 31, 2004	173,172	323,645	(84)	(26,661)	(112,980)	357,092
Comprehensive earnings, 2005:
Net (loss)		(19,465)				(19,465)
Minimum pension liability
(Net of $1,443 deferred tax)				(2,458)		(2,458)
Comprehensive (loss), 2005						(21,923)
Cash dividends declared		(17,467)				(17,467)
Recognition of restricted stock
compensation expense			84			84
Settlement of performance unit grant	(14)				10	(4)
Tax benefit related to stock options	(4)					(4)
Stock-based award compensation	302					302
Purchases of treasury stock					(7,861)	(7,861)

Balances December 31, 2005	173,456	286,713	–	(29,119)	(120,831)	310,219
Comprehensive earnings, 2006:
Net earnings		17,619				17,619
Minimum pension liability
(Net of $2,661 deferred tax)				4,527		4,527
Comprehensive earnings, 2006						22,146
Adoption of SFAS 158				(36,600)		(36,600)
Cash dividends declared		(17,309)				(17,309)
Stock options exercised	(452)				1,955	1,503
Settlement of performance unit grant	(426)				257	(169)
Tax benefit related to stock awards	65					65
Stock-based award compensation	659					659
Purchases of treasury stock					(6,440)	(6,440)
Balances December 31, 2006	$173,302	$287,023	$ –	$(61,192)	$(125,059)	$274,074

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

Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial “away-from-home” market.

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

There were approximately $15.2 million and $7.8 million of cash and cash equivalents on deposit with one bank at December 31, 2006 and 2005, respectively.

Inventories

Pulpwood, finished paper products, and approximately 94% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools decreased cost of sales by $1.4 million for the years ended December 31, 2006 and 2005.

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

Our policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million.  Interest capitalized in 2006, 2005, and 2004 was not significant.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, based on a discounted cash flow analysis.  No impairment losses were recorded in 2006, 2005, or 2004.

Timber and timberlands are stated at net depleted value.  We capitalize the cost of purchasing timberlands and reforestation costs.  Interest and taxes related to timberlands are expensed as incurred.  Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning.  Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years.  Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product.  Depletion is calculated using the block and units-of-production methods.  Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract.  As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block harvested.

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

Accumulated Other Comprehensive Loss

At December 31, 2006, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $35.9 million.  The accumulated other comprehensive loss is comprised solely of additional minimum pension liability, net of tax of $17.1 million, at December 31, 2005.

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

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million net of any related tax effects ($0.7 million pretax), and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations.  SFAS 123R also requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than an operating cash flow.  Before the adoption of SFAS 123R, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.  See Note 8 to the Consolidated Financial Statements for a further discussion on stock-based compensation plans.

Earnings Per Share

We present both basic and diluted net earnings (loss) per share (“EPS”) amounts.  Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective year.  The difference between basic and diluted EPS is solely attributable to stock-based compensation plans.  See Note 8 for information on stock-based compensation plans.  We use the treasury-stock method to calculate the impact of outstanding awards of stock options, restricted stock and restricted stock unit awards, referred to as performance units.  Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.

For the years ended December 31, 2006, 2005, and 2004, stock-based grants for 667,944, 2,160,804, and 375,071 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted earnings (loss) per share are reconciled as follows:

(all amounts in thousands, except per share data)	2006	2005	2004

Net earnings (loss)	$ 17,619	$(19,465)	$ 20,393
Basic weighted average common
shares outstanding	50,935	51,448	51,662
Dilutive securities:
Stock compensation plans	314	–	278
Diluted weighted average common
shares outstanding	51,249	51,448	51,940
Net earnings (loss) per share – basic	$ 0.35	$ (0.38)	$ 0.39
Net earnings (loss) per share – diluted	$ 0.34	$ (0.38)	$ 0.39

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2006 and 2005, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $2.1 million, $1.9 million, and $1.9 million in 2006, 2005, and 2004, respectively.

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year end financial statements, with limited exceptions, and to disclose additional information regarding certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service credits, and transition assets or obligations.  The requirement to recognize the funded status of a defined post-retirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the year end financial statements is effective for fiscal years ending after December 15, 2008.  On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158 and recognized a charge of $36.6 million, net of income taxes, to other comprehensive income in the Consolidated Statement of Stockholders’ Equity.  See Note 6 to the Consolidated Financial Statements for additional information required to be disclosed in accordance with SFAS 158.

Future Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  The provisions of FIN 48 are effective as of January 1, 2007.  Any differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  Accordingly, we will be required to adopt FIN 48 in the first quarter 2007.  We do not expect the adoption of FIN 48 to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  FSP AUG AIR-1 is applicable to entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied.  While adoption of this FSP will not impact our annual consolidated financial statements, we are currently evaluating the impact on interim period reporting.

Reclassifications

During 2006, we evaluated the composition of our storeroom materials and supplies and concluded that a preferable balance sheet presentation is as a component of other current assets rather than as a component of inventories.  Accordingly, we reclassified $26.2 million from inventories at December 31, 2005, to other current assets to conform to the 2006 balance sheet presentation.

Also during 2006, we reclassified timberland assets held for sale and gains from the disposal of such assets from the operating segments to corporate for purposes of segment reporting.

Note 2  Pulp Mill Closure

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, papermaking facility. The pulp mill was closed in November 2005 and the related long-lived assets were abandoned. The closure resulted in the elimination of 57 permanent jobs, or approximately 10% of the facility’s total workforce.  The cost of sales for the years ended December 31, 2006 and 2005, as reflected in the Consolidated Statement of Operations, include $0.3 million and $37.1 million, respectively, in pre-tax charges for adjustments of pulp mill inventory to net realizable value and, in 2005, accelerated depreciation on the long-lived assets that were abandoned upon closure and a portion of the severance and benefit continuation expense.  Pre-tax restructuring expense related to other associated closure costs was $0.2 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively.

The following table sets forth information with respect to pulp mill closure charges:

(all dollar amounts in thousands)	2006	2005

Depreciation on abandoned equipment	$ –	$31,970
Inventory write-down	275	4,635
Severance and benefit continuation	–	862
Other associated costs	226	973

Total	$501	$38,440

Note 3

Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2006	2005
Receivables
Trade	$ 104,049	$ 97,829
Other	2,113	1,736
	106,162	99,565
Less: allowances for doubtful accounts	(1,361)	(1,661)
	$ 104,801	$ 97,904
Inventories
Raw materials	$ 37,393	$ 36,810
Work in process and finished goods	114,584	112,776
Supplies	9,457	5,809
Inventories at cost	161,434	155,395
LIFO reserve	(38,903)	(35,748)
	$ 122,531	$ 119,647
Property, plant, and equipment
Buildings	$ 134,653	$ 133,197
Machinery and equipment	1,024,791	1,016,297
	1,159,444	1,149,494
Less: accumulated depreciation	(712,035)	(675,285)
Net depreciated value	447,409	474,209
Land	7,311	6,896
Timber and timberlands, net of depletion	5,730	5,998
Construction in progress	7,922	7,125
	$ 468,372	$ 494,228
Accrued and other liabilities
Payroll	$ 10,661	$ 7,446
Vacation pay	13,101	12,971
Employee retirement plans	4,737	5,768
Rebates	10,331	13,899
Accrued income taxes	7,960	5,371
Other	24,767	24,698
	$ 71,557	$ 70,153

Note 4

Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2006	2005

Senior notes with interest from 7.20% to 7.43%,
due between August 31, 2007, and August 31, 2011	$138,500	$138,500
Industrial development bonds due July 1, 2023, with weighted
average interest rate of 3.69% in 2006 and 2.70% in 2005	19,000	19,000
Note payable	342	490
Capitalized leases (see Note 5)	269	21
Subtotal	158,111	158,011
Premium on senior notes	2,360	3,086
Total debt	160,471	161,097
Less: current maturities of long-term debt (see Note 5)	(184)	(86)
Total long-term debt	$160,287	$161,011

Wausau Paper has $138.5 million outstanding in unsecured private placement notes that were closed and funded on August 31, 1999.  The principal amounts, maturities, and interest rates on the notes are (1) $35 million, eight years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%.  In connection with the note offering, we entered into an interest-rate swap agreement under which the interest rate paid by us with respect to (1) $58.5 million of the 10-year notes was the three-month LIBOR rate, plus .4925%, and (2) $30 million of the 12-year notes was the three-month LIBOR rate, plus .55%.  During 2001, we terminated this interest-rate swap arrangement in exchange for cash payments of $6.4 million.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.  See Note 12 for additional information regarding the interest-rate swap and amortization of debt premium.

On July 27, 2006, we amended and restated our existing $100 million revolving-credit facility to provide an unsecured $125 million facility with five financial institutions that will expire on July 27, 2011.  Under the facility, we may elect a base rate which is a fluctuating rate per annum for interest from either domestic or offshore rates plus an applicable rate based upon our consolidated leverage ratio.  In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  We pay the banks a facility fee under this agreement based on quarterly debt/capitalization ratios.  Total facility fees paid under this agreement and previous agreements were $268,000 in 2006, $303,000 in 2005, and $280,000 in 2004.  There were no borrowings against the agreement at December 31, 2006 and 2005.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3 to 1, and an adjustable minimum net worth covenant.  On

December 22, 2006, Wausau Paper, the financial institutions participating in the revolving-credit facility and the required holders of our $138.5 million senior notes agreed to amend a certain financial covenant in anticipation of the adoption of SFAS 158 at December 31, 2006.  The adjustable minimum net worth covenant was amended to allow for the impact of the initial adoption of the pronouncement.  See Note 6 to the Consolidated Financial Statements for a further discussion on the adoption of SFAS 158.  The adjustable minimum net worth requirement was $255.2 million at December 31, 2006.  As of December 31, 2006 and 2005, we were in compliance with all required covenants.

Wausau Paper maintains an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no borrowings under this agreement at December 31, 2006 and 2005.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota.  Under the agreement, we borrowed $500,000, of which $100,000 was forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006.  The employment criteria have been met in 2006, therefore, $100,000 of the loan has been forgiven.  Interest is payable quarterly on the outstanding balance at a rate of 2% per annum.  In accordance with the agreement, quarterly payments of principal and interest began on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that was issued under our revolving-credit facility.

At December 31, 2006, under the $125 million revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amount as long-term on our balance sheet.

The aggregate annual maturities of long-term debt, excluding capital leases (see Note 5), are as follows:

(all dollar amounts in thousands)	2007	2008	2009	2010	2011	THEREAFTER

Annual maturities	$64	$66	$68,567	$69	$70,076	$19,000

Note 5

Lease Commitments

Wausau Paper has various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements.  Property, plant, and equipment include the following amount for capitalized leases as of December 31:

(all dollar amounts in thousands)	2006	2005

Machinery and equipment	$ 393	$ 347
Allowance for amortization	(65)	(179)
Net value	$ 328	$ 168

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

	Capital	Operating
(all dollar amounts in thousands)	Leases	Leases

2007	$120	$1,584
2008	137	1,560
2009	12	1,535
2010	–	1,261
2011	–	–
Thereafter	–	–
Total minimum payments	$269	$5,940

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2006	2005	2004

Rent expense	$8,508	$7,691	$6,493

Note 6

Pension and Other Post-retirement Benefit Plans

We sponsor defined benefit pension plans covering substantially all employees.  Retirement benefits for salaried and nonunion employees are based on pay and company performance.  Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service.  The defined benefit pension plans are funded in accordance with federal laws and regulations.

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

As described in Note 1, effective December 31, 2006, Wausau Paper adopted SFAS 158, which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year which the changes occur through comprehensive income.

The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheets for December 31, 2006:

(all amounts in thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$ 52,159	$ (15,664)	$ 36,495
Total Assets	814,778	(15,664)	799,114

Deferred income taxes	88,068	(21,494)	66,574
Post-retirement benefits	62,488	39,025	101,513
Pension	10,854	3,405	14,259
Total liabilities	504,104	20,936	525,040
Accumulated other comprehensive loss	(24,592)	(36,600)	(61,192)
Total stockholders’ equity	310,674	(36,600)	274,074
Total Liabilities and Stockholders’ Equity	814,778	(15,664)	799,114

We selected September 30, 2006 and 2005, as the measurement dates for plan assets and obligations in 2006 and 2005, respectively.

The following schedules present changes in, and components of, net assets (liabilities) for retirement and other post-retirement benefits:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at September 30, 2005 and 2004	$ 193,432	$ 171,683	$ 97,418	$ 86,983
Service cost	7,833	7,250	3,201	2,513
Interest cost	10,382	9,584	5,242	4,740
Amendments	2,278	1,651	–	(3,329)
Net actuarial (gain) loss	(6,112)	13,990	5,531	12,332
Participant contributions	–	–	2,030	2,063
Benefits paid	(11,262)	(9,663)	(6,513)	(7,884)
Settlements	–	(1,063)	–	–
Benefit obligation September 30, 2006 and 2005	$ 196,551	$ 193,432	$ 106,909	$ 97,418
Change in plan assets:
Fair value at September 30, 2005 and 2004	$ 147,096	$ 125,148	$ –	$ –
Actual gain	11,955	17,491	–	–
Company contributions	17,045	15,183	4,483	5,821
Participant contributions	–	–	2,030	2,063
Benefits paid	(11,262)	(9,663)	(6,513)	(7,884)
Settlements	–	(1,063)	–	–
Fair value at September 30, 2006 and 2005	$ 164,834	$ 147,096	$ –	$ –
Net amount recognized:
Funded status at September 30, 2006 and 2005	$ (31,717)	$ (46,336)	$(106,909)	$(97,418)
Unrecognized prior service cost (benefit)	–	16,095	–	(8,321)
Unrecognized net actuarial loss	–	50,514	–	41,075
Cash contribution subsequent to measurement date	4,402	4,040	1,296	1,293
Accrued benefit cost at December 31	$ (27,315)	$ 24,313	$(105,613)	$(63,371)
Amounts recognized in the Balance Sheet consist of:
Noncurrent assets	$ –	$ –	$ –	$ –
Current liabilities	(554)	–	(4,100)	–
Noncurrent liabilities	(26,761)	–	(101,513)	–
Accrued benefit liability	–	(37,990)	–	(63,371)
Intangible asset	–	16,083	–	–
Accumulated other comprehensive loss	–	46,220	–	–
Net amount recognized at December 31	$ (27,315)	$ 24,313	$(105,613)	$(63,371)

For 2006, the amendment to retirement benefit plans reflects union negotiated rate increases.  In 2005, the amendment to retirement benefit plans reflects the impact of a discretionary interest credit.  In 2005, we adopted the RP-2000 Static Mortality Table which, due to an increased life expectancy assumption for participants, resulted in an actuarial loss of approximately $8.0 million for our retirement benefit plans. For 2005, other post-retirement benefit plans were amended to reflect increased contributions by retirees for medical benefits.

Amounts recognized in Accumulated Other Comprehensive Loss consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2006	2005	2006	2005
Additional minimum liability	$ –	$46,220	$ –	$ –
Prior service cost (credit)	16,218	–	(4,998)	–
Net loss	41,267	–	44,640	–
Net amount recognized at December 31	$57,485	$46,220	$39,642	$ –

The total accumulated benefit obligation for pension plans was $193.4 million and $189.1 million at December 31, 2006 and 2005, respectively, and exceeded the plan assets for all of the defined benefit pension plans.

	Pension Benefits
	Target	Percentage of Plan Assets
	Allocations	at Measurement Date
		2006	2005
Asset category
Equity securities	70.0%	69.5%	71.0%
Debt securities	30.0%	30.5%	29.0%
Total	100.0%	100.0%	100.0%

Wausau Paper’s Benefits Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments.  The Benefits Committee manages toward an asset allocation consisting of approximately 70% equity securities and 30% debt securities.  An external investment manager is used to assist us in establishing our investment strategies and policies.  We consider the historical and projected returns for each asset category and believe that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

Although we do not have a minimum funding requirement for defined benefit pension plans in 2007, we may elect to make contributions of up to $16.2 million directly to pension plans.  We also expect to contribute $4.1 million directly to other post-retirement plans.  Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Pension	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2007	$ 9,462	$ 4,301	$ 196
2008	$ 10,301	$ 4,138	$ 222
2009	$11,450	$ 4,253	$ 253
2010	$12,015	$ 4,612	$ 282
2011	$12,688	$ 4,975	$ 308
2012-2016	$76,404	$33,269	$2,161

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
(all dollar amounts in thousands)	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$ 7,833	$ 7,250	$ 6,899	$3,201	$ 2,513	$ 2,275
Interest cost	10,382	9,584	9,828	5,242	4,740	5,413
Expected return on plan assets	(12,011)	(10,832)	(10,012)	–	–	–
Amortization of:
Prior service cost (benefit)	2,156	2,250	2,075	(3,324)	(3,055)	(1,971)
Transition asset	–	–	(50)	–	–	–
Actuarial loss	3,190	1,862	1,677	1,967	1,352	1,635
Settlement	–	316	30	–	–	–
Net periodic benefit cost	$ 11,550	$10,430	$10,447	$7,086	$ 5,550	$ 7,352

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2007 are charges of $2.2 million and $2.5 million, respectively.  The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ended December 31, 2007 are a credit of $4.6 million and a charge of $2.4 million, respectively.

				Other Post–retirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to
determine benefit obligations at September 30:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to
determine net periodic benefit cost for
year ended December 31:
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.0%
Expected return on plan assets	8.25%	8.25%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at
at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	9%	10%	10%
Ultimate trend rate	n/a	n/a	n/a	5%	5%	5%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2010	2010	2009

In accordance with the adoption of FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, on July 1, 2004, we remeasured our post-retirement benefit obligation which resulted in a net actuarial gain of $5.9 million and a $0.5 million reduction in net periodic benefit cost for the year ended December 31, 2004.  In addition, the discount rate reflected for the net periodic benefit cost is a weighted-average rate for 2004.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2006, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$16,106	($13,997)
Effect on the sum of the service and interest cost components	$ 1,619	($ 1,343)

Wausau Paper also sponsors defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions.  The cost of such plans totaled $2.7 million in 2006, 2005, and 2004.

We have deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  The annual cost of the deferred-compensation agreements was $0.9 million for the year ending 2006 and a credit of $0.6 million for the year ending December 31, 2005.  At

December 31, 2006 and 2005, the amounts accrued under the deferred-compensation agreements were $7.9 million and $5.9 million, respectively, and are included in other noncurrent liabilities on the Consolidated Balance Sheets.

Note 7

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The provision (credit) for income taxes is comprised of the following:

(all dollar amounts in thousands)	2006	2005	2004

Current tax expense (credit):
Federal	$ 11,632	$ (1,074)	$ 9,898
State	2,993	827	2,435
Total current	14,625	(247)	12,333

Deferred tax (credit) expense:
Federal	(3,212)	(10,615)	(581)
State	(590)	(3,263)	233
Total deferred	(3,802)	(13,878)	(348)
Total provision (credit) for income taxes	$ 10,823	$(14,125)	$11,985

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2006		2005		2004

Federal statutory tax rate	$10,119	35.0%	$(11,757)	(35.0%)	$11,332	35.0%
State taxes (net of federal tax benefits)	1,729	6.1	(2,796)	(8.3)	1,684	5.2
Export sales benefit	(380)	(1.3)	(438)	(1.3)	(690)	(2.1)
Other	(645)	(2.3)	866	2.3	(341)	(1.1)
Effective tax rate	$10,823	37.5%	$(14,125)	(42.3%)	$11,985	37.0%

At the end of 2006, $209.4 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2021.  Because separate state tax returns are filed, Wausau Paper is not able to offset consolidated income with the subsidiaries’ losses.  Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

(all dollar amounts in thousands)	2006	2005

Deferred tax assets:
Accrued compensated absences	$ 4,281	$ 4,289
Pensions	1,648	1,698
Post-retirement benefits	40,522	24,754
State net operating loss carry forward	15,466	14,257
Other	25,088	22,377
Gross deferred tax asset	87,005	67,375
Less valuation allowance	(12,267)	(10,927)
Net deferred tax assets	74,738	56,448
Deferred tax liabilities:
Property, plant, and equipment	(120,271)	(126,734)
Other	(13,597)	(11,077)
Gross deferred tax liability	(133,868)	(137,811)
Net deferred tax liability	$ (59,130)	$ (81,363)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)	2006	2005

Net deferred tax assets	$ 7,444	$ 9,971
Net long – term deferred tax liabilities	(66,574)	(91,334)
Net deferred tax liability	$(59,130)	$(81,363)

A valuation allowance has been recognized for Wausau Paper and two of our subsidiaries’ state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  In 2007, we expect to record state tax benefits of approximately $10.0 million as a result of the release of these valuation allowances.

Note 8

Stock Compensation Plans

Effective January 1, 2006, Wausau Paper adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method.  The modified prospective application transition method requires that as of the effective date, compensation cost related to share-based payment transactions is recognized as an operating expense in the statement of operations over the requisite service period of the grant based on the grant-date fair value of the award.  As such, prior periods will not reflect restated amounts.

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

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million net of any related tax effects ($0.7 million pretax), and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations.

The impact of accounting for share-based compensation to our reported net earnings for the year ended December 31, 2006 under the provisions of SFAS 123R using the “fair value based method” compared to the “intrinsic value based method” was after-tax income of $0.2 million, or less than $0.01 per share.

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

Stock Options, Restricted Stock Awards, and Performance Units

Wausau Paper has one stock incentive plan, the “2000 Stock Incentive Plan”, under which awards to grantees are issued.  Under the 2000 Stock Incentive Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 3.7 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2006, there were 1.7 million shares available under the 2000 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the year ended December 31, 2006, we recognized approximately $0.7 million in share-based compensation expense which included fixed option grants and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $0.5 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.3 years.

Options

Non-qualified stock options are granted for terms up to 20 years from the grant date. The option price is equal to the fair market value of Wausau Paper common stock at the date of grant for incentive and non-qualified options.  Fixed option grant agreements define service condition vesting requirements and other transferability restrictions on a grant-by-grant basis, and performance-based options vest in relation to defined performance.

The following table summarizes the status of all outstanding stock options as of December 31, 2006, 2005, and 2004, and changes during those years:

		2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	2006	Exercise	2005	Exercise	2004	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	2,489,842	$12.32	2,259,732	$13.15	2,213,768	$11.88
Granted	106,000	14.03	624,562	12.49	553,108	17.12
Terminated/canceled	(509,218)	13.35	(394,452)	17.37	(374,784)	12.09
Exercised	(147,000)	10.23	–	–	(132,360)	11.33
Outstanding at December 31	1,939,624	$12.30	2,489,842	$12.32	2,259,732	$13.15
Exercisable at December 31	1,839,624	$12.36	2,026,624	$12.32	1,686,624	$11.88
Fair value of options granted during the year		$ 3.97		$ 4.14		$ 5.45

The preceding table includes performance-based options that vest in relation to achieving defined performance criteria. The following table summarizes the status of outstanding performance-based stock options as of December 31, 2006, 2005, and 2004, and changes during those years:

		2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	2006	Exercise	2005	Exercise	2004	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	456,218	$12.08	456,108	$16.26	417,000	$11.24
Granted	–	–	384,562	12.10	378,108	17.40
Terminated/canceled	(378,218)	9.18	(384,452)	16.93	(324,000)	11.39
Exercised	(12,000)	10.71	–	–	(15,000)	10.71
Outstanding at December 31	66,000	$10.74	456,218	$12.08	456,108	$16.26
Exercisable at December 31	66,000	$10.74	78,000	$10.74	78,000	$10.74

As a result of not achieving certain operating profit levels for the years ended December 31, 2006, 2005, and 2004, no compensation expense was recorded for performance-based option grants.

Additional information regarding all grants outstanding and exercisable at December 31, 2006, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$8.75 – $10.17	742,913	13.15	$ 9.07	742,913	$ 9.07
$10.71 – $14.98	754,800	16.40	12.66	654,800	12.45
$15.58 – $18.22	384,161	10.95	16.79	384,161	16.79
$18.50 – $21.61	57,750	6.71	19.26	57,750	19.26
Total	1,939,624			1,839,624
Aggregate intrinsic value	$ 6,153			$ 6,058

For the year ended December 31, 2006, we estimated the fair value of each option on the date of grant using the binomial tree model and the following weighted average assumptions:

Average risk-free interest rate	4.81%
Expected dividend yield	2.59%
Expected volatility	29.8%
Expected term (years)	8.8

The average risk-free rate is determined on the grant date using the yield on zero-coupon U.S. Treasury strips.  The rate is duration-matched to the term of the option, which may entail an extrapolation of the rate.  The expected dividend yield is calculated using the ten year historical yield of Wausau Paper’s dividends.  The expected volatility assumption is based on equally weighted averages of implied volatilities of comparable exchange traded-options, five-year average historical volatilities of Wausau Paper common stock, and ten-year average historical volatilities of Wausau Paper common stock on the valuation date.  The expected term of the options is calculated using the remaining contractual lives of the grants and expected exercise and expected termination behavior based upon historical data for Wausau Paper.

The table below presents stock option exercise and vesting activity for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
(all dollar amounts in thousands)	2006	2005

Total intrinsic value of stock options exercised	$ 551	$ –
Cash received from stock option exercises	1,503	–
Income tax benefit from the exercise of stock options	102	–
Total fair value of stock options vested during period	156	1,487

Restricted Stock

On December 17, 2004, 5,000 shares of restricted stock were granted by Wausau Paper.  In accordance with the plan, the 5,000 shares were valued at the fair value of Wausau Paper’s stock on the date of grant and reflected in equity as a reduction in treasury stock outstanding. Compensation expense was recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights. Cash dividends on the restricted shares were deferred and held by us until satisfaction of the vesting requirements which occurred on December 17, 2005.  For the year ended December 31, 2005, $84,000 in expense was recognized for restricted stock. There were no issuances of restricted stock during the years ended December 31, 2006 or 2005.

Performance Units

Under the 2000 Stock Incentive Plan, we granted performance units that vested in relation to (1) achieving certain operating profit levels and (2) completion of a service requirement.  Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned will be paid out in whole shares of Wausau Paper’s common stock, with fractional shares paid in cash.  Prior to vesting, no shares are issued and performance units have no voting rights.  Effective January 1, 2006, compensation expense is determined based upon the closing sales price of our common stock on the date of the award and is recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If it is improbable that the performance condition will be met, no compensation cost is recognized.  Service condition vesting ranges from zero to two years.  For performance unit grants vested prior to the adoption of SFAS 123R, compensation cost was recognized as expense over the service period to the extent the fair market value of Wausau Paper’s stock exceeded the grant price of the performance units until the measurement date.  At the measurement date, total compensation expense was fixed and any unrecognized cost was expensed over the remaining service period.

The following table summarizes the activity relating to performance unit grants:

	2006	2005	2004

Outstanding at January 1 (number of units)	90,529	75,993	29,578
Granted	12,269	43,533	46,415
Terminated	(5,676)	(18,404)	–
Settled	(30,657)	(10,593)	–
Outstanding at December 31 (number of units)	66,465	90,529	75,993

The aggregate intrinsic value of performance units outstanding at December 31, 2006 was approximately $1.0 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $0.5 million in 2006, $0.4 million in 2005, and $0.3 million in 2004.

Stock Appreciation Rights

Wausau Paper maintains various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Wausau Paper stock.  The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant.  In all instances, the rights lapse if not exercised within 20 years of the grant date.  All of the outstanding stock appreciation rights were fully vested as of January 1, 2006.

The following table summarizes the activity relating to our stock appreciation rights plans:

	2006	2005	2004

Outstanding at January 1 (number of shares)	253,797	253,797	289,472
Terminated	–	–	(4,875)
Exercised	–	–	(30,800)
Outstanding and exercisable at December 31
(number of shares)	253,797	253,797	253,797
Price range of rights exercised	$8.12-$9.33	$8.12-$9.33	$8.12-$9.33
Price range of outstanding and exercisable rights:
$4.06 – $9.58	243,797	243,797	243,797
$17.16	10,000	10,000	10,000

At December 31, 2006, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $4.06 and $9.58 was 3.1 years, and with an exercise price of $17.16 was 12 years.

Dividend Equivalents

We maintain a Dividend Equivalent Plan.  Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the grant.  The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Wausau Paper stock.  All of the outstanding dividend equivalents were fully vested as of January 1, 2006.

The following table summarizes the activity relating to our dividend equivalent plan:

	2006	2005	2004

Outstanding at January 1 (number of shares)	154,750	154,750	174,114
Exercised	(3,000)	–	(19,364)
Outstanding and exercisable at December 31
(number of shares)	151,750	154,750	154,750

For the year ended December 31, 2006, $8,827 was paid to a participant in settlement of outstanding dividend equivalent awards.

Effective January 1, 2006, share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of SFAS 123R. The provision (credit) for stock appreciation rights and dividend equivalents, net of the cumulative effect adjustment recorded upon the adoption of SFAS 123R, for the year ended December 31, 2006 is shown in the following table.  Prior to January 1, 2006, additions or reductions to compensation expense for stock appreciation rights and dividend equivalents was recognized in each period based upon the quoted market value of the shares and the exercise provisions.

(all dollar amounts in thousands)	2006	2005	2004

Stock appreciation rights	$ 866	$(1,897)	$1,486
Dividend equivalents	164	(175)	227
Total	$1,030	$(2,072)	$1,713

Prior Year Pro forma Expense

The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123R:

(all dollar amounts in thousands, except per share data)	2005	2004

Net earnings:
As reported	$(19,465)	$20,393
Add: Total stock – based employee compensation expense (credit)
under APB No. 25, net of related tax effects	(1,505)	1,748
Deduct: Total stock – based employee compensation expense
determined under fair – value – based method for all awards,
net of related tax effects	468	(2,034)
Pro forma	$(20,502)	$20,107
Net earnings per share – basic:
As reported	$(0.38)	$0.39
Pro forma	$(0.40)	$0.39
Net earnings per share – diluted:
As reported	$(0.38)	$0.39
Pro forma	$(0.40)	$0.39

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

In 1986, the Wisconsin Department of Natural Resources (“DNR”) notified a subsidiary of Wausau Paper that under Wisconsin environmental laws we may be a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin, and nominated the landfill to the Environmental Protection Agency’s (“EPA”) National Priorities List.  The DNR had identified elevated concentrations of chlorinated volatile organic compounds in three private water supply wells located in close proximity to the landfill.  The DNR has identified 10 PRPs.  No action was taken by either the DNR or the EPA until June 2000, when the DNR requested certain parties who had disposed of waste at the site to form an ad hoc group to cooperatively investigate the environmental contamination at the site.  In October 2001, we entered into an agreement with three other parties to fund a study of the landfill to determine possible remediation strategies.  We worked with the DNR on the development of the study and work plan which was initiated in early 2003.  A report based upon the study was submitted to the DNR in 2004.  In early 2006, the DNR responded to the report and requested the ad hoc group focus on water replacement for the two remaining impacted wells.  The ad hoc group prepared and submitted a water replacement plan to the DNR, which the DNR subsequently approved.  The water replacement plan is expected to be implemented in early 2007.  We estimate that the costs of remediation of the entire site for all parties will be approximately $1.5 million, based upon the remediation method our consultants believe to be the most likely to be used.  This estimate is preliminary.  Actual costs of remediation of the site could be materially different since no timetable or decision on the actual remediation work has yet been developed.  Our share of the cost of such remediation cannot be determined with certainty at this time, but based on the estimated costs at year-end and the number and nature of other PRPs, we are of the opinion that such costs will not have a material adverse effect on the operations, financial condition, or liquidity of Wausau Paper.  We are also pursuing insurance coverage of our remediation costs following a 2003 Wisconsin Supreme Court decision in an unrelated case that remediation claims may amount to damages for purposes of general liability insurance.

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.7 million and $6.2 million at December 31, 2006 and 2005, respectively.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2006, 2005, and 2004, respectively.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2006, Wausau Paper was committed to spend approximately $7.5 million on capital projects, which were in various stages of completion.

Wausau Paper contracts for the supply and delivery of natural gas at some of its facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities.  We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2007 and 2019.  At December 31, 2006, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of fuel oil, natural gas, coal, paper, and certain raw materials.  These obligations expire between 2007 and 2012.  Wausau Paper may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Note 11

Preferred Share Purchase Rights Plan

Wausau Paper maintains a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock.  Each right entitles its holder to purchase 1 one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment.  The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an “Acquiring Person”).  Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right.  Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) our common stock (or a successor company) that has a market value of two times the exercise price of the right.  Until exercisable, the rights will not be issued or traded in separate form from the common stock.  After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, we may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment).  At any time prior to any person or group becoming an Acquiring Person, we may redeem the rights at a price of $0.01 per right.  The rights will expire on October 31, 2008.

Note 12

Financial Instruments

Financial instruments consisted of the following:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable, Accounts Payable, and Accrued Liabilities

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

Long-Term Debt

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities.  At December 31, 2006 and 2005, the fair value of the long-term debt exceeded the carrying value by approximately $3.3 million and $8.3 million, respectively.

Interest Rate Agreement

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates.  Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates.  During 2001, the interest rate agreements were terminated.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.  Debt premium amortization reduced interest expense by approximately $0.7 million for the years ended December 31, 2006, 2005, and 2004.

Note 13

Segment Data

Wausau Paper has reclassified certain prior-year segment information to conform to the 2006 presentation.  The reclassification is the result of a reporting change, effective January 1, 2006, for timberland assets held for sale and gains from the disposal of such assets from the operating segments to corporate.

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

During 2006, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, two customers accounted for approximately 25% of Printing & Writing business net sales and one customer accounted for approximately 15% of Towel & Tissue net sales, while no single customer of the Specialty Products’ business segment comprised 10% or more of the respective segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2006	2005	2004

Net sales external customers:
Specialty Products	$ 468,866	$ 459,028	$ 462,779
Printing & Writing	431,022	378,073	352,286
Towel & Tissue	288,290	259,992	225,652
	$1,188,178	$1,097,093	$1,040,717
Operating profit (loss):
Specialty Products	$ 4,412	$ 10,371	$ 22,666
Printing & Writing	(10,975)	(63,363)	5,806
Towel & Tissue	44,621	37,991	29,148
Corporate and eliminations	1,439	(8,128)	(15,896)
	$ 39,497	$ (23,129)	$ 41,724

Segment assets:
Specialty Products	$ 319,387	$ 333,460	$ 342,724
Printing & Writing	243,362	254,215	281,378
Towel & Tissue	180,188	175,134	171,080
Corporate and unallocated	56,177	57,704	87,052
	$ 799,114	$ 820,513	$ 882,234

Other Significant Items

	Depreciation,	Expenditures
(all dollar amounts in thousands)	Depletion, and	for Long–Lived
	Amortization	Assets

2006
Specialty Products	$23,052	$13,305
Printing & Writing	12,382	6,505
Towel & Tissue	21,236	3,120
Corporate and unallocated	1,243	926
	$57,913	$23,856

2005
Specialty Products	$24,756	$11,273
Printing & Writing	45,958	10,014
Towel & Tissue	19,642	9,758
Corporate and unallocated	1,198	449
	$91,554	$31,494

2004
Specialty Products	$25,072	$ 7,543
Printing & Writing	15,527	13,863
Towel & Tissue	18,177	7,128
Corporate and unallocated	1,189	1,031
	$59,965	$29,565

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2006	2005	2004

United States	$1,099,165	$1,005,818	$ 954,684
All foreign countries	89,013	91,275	86,033
	$1,188,178	$1,097,093	$1,040,717

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter*	Quarter*	Quarter*	Annual

2006
Net sales	$283,663	$297,286	$306,699	$300,530	$1,188,178
Gross profit	22,325	28,340	36,486	35,267	122,418
Operating profit	1,217	8,528	14,701	15,051	39,497
Net earnings (loss)	(1,343)	3,588	7,509	7,865	17,619
Net earnings (loss) per share - basic	$(0.03)	$0.07	$0.15	$0.15	$0.35
Net earnings (loss) per share - diluted	$(0.03)	$0.07	$0.15	$0.15	$0.34

2005
Net sales	$267,741	$275,291	$285,624	$268,437	$1,097,093
Gross profit	23,135	16,846	8,142	4,503	52,626
Operating (loss) profit	5,608	(1,707)	(11,192)	(15,838)	(23,129)
Net (loss) earnings	1,936	(2,691)	(8,992)	(9,718)	(19,465)
Net (loss) earnings per share basic
and diluted	$0.04	$(0.05)	$(0.18)	$(0.19)	$(0.38)

2004
Net sales	$251,815	$264,109	$262,428	$262,365	$1,040,717
Gross profit	26,698	28,136	32,445	30,262	117,541
Operating profit	7,814	8,382	15,287	10,241	41,724
Net earnings	3,452	3,737	8,108	5,096	20,393
Net earnings per share basic and diluted	$0.07	$0.07	$0.16	$0.10	$0.39

* In 2005, the second, third, and fourth quarters include after-tax expense of $6.0 million ($9.5 million pretax) or $0.12 per share, $13.6 million ($20.8 million pretax) or $0.26 per share, and $5.1 million ($8.1 million pretax) or $0.10 per share, respectively, related to closure costs and restructuring expense related to the closing of the sulfite pulp mill at Printing & Writing’s Brokaw, Wisconsin facility.

Market Prices For Common Shares (Unaudited)

	2006			2005			2004
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$14.35	$11.36	$0.085	$18.13	$13.57	$0.085	$14.11	$12.20	$0.085
2nd	15.33	11.20	0.085	14.63	11.16	0.085	17.44	13.19	0.085
3rd	13.93	11.50	0.085	13.23	11.28	0.085	17.40	14.54	0.085
4th	15.48	13.07	0.085	12.63	10.08	0.085	19.12	15.15	0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Wausau Paper Corp.

Mosinee, WI

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of and for the years ended December 31, 2006 and 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 20, 2007 (which report includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Plans, on December 31, 2006, and Statement of Financial Accounting Standards No. 123R, Share-based Payment, on January 1, 2006, as described in Note 1).  Our audits also included the consolidated financial statement schedule of the Company listed in Item 8. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 20, 2007

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets

Balance December 31, 2003	$1,928	$5,562
Charges to cost and expense	92	2,824
Deductions	(186)	(17)

Balance December 31, 2004	1,834	8,369
Charges to cost and expense	256	3,849
Deductions	(429)	(1,291)

Balance December 31, 2005	1,661	10,927
Charges (credits) to cost and expense	(64)	1,358
Deductions	(236)	(18)
Balance December 31, 2006	$1,361	$12,267

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of the our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) pursuant to Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under “Management’s Report on Internal Control Over Financial Reporting” on page 40 and “Report of Independent Registered Public Accounting Firm” on page 41. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2007 annual meeting of shareholders (the “2007 Proxy Statement”) under the subcaption “Election of Directors – Election of Directors.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaption “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit.  Each of these codes is available at “About Wausau Paper – Corporate Governance” on the Company’s website (www.wausaupaper.com).  Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption.  In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose such amendment or waiver at the website address where the code may also be found.

Corporate Governance Guidelines and Committee Charters

We have adopted Corporate Governance guidelines and charters for the Board of Directors’ Audit, Compensation, and Corporate Governance Committees.  These guidelines and charters are available at “About Wausau Paper – Corporate Governance” on our website (www.wausaupaper.com).  Shareholders may also request a free copy of these documents by writing to:

Corporate Secretary

Wausau Paper

100 Paper Place

Mosinee, WI 54455-9099

Audit Committee

Our Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies.  Mr. Freels (Chairman), Mr. Baur, Mr. Knetter, and Mr. Kuester serve on the Audit Committee.

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 26 years of experience in commercial banking and, for the last 11 years, has managed the investment portfolios of the private foundation he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April, 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaption “Election of Directors –Director Compensation for 2006.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement beginning under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2007 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)(2)	rights(1) (2) (3)	reflected in column (a))(1) (2)
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	1,889,889	$12.30	1,667,327

Equity compensation plans
not approved by security
holders	0	n/a	0

Total	1,889,889	$12.30	1,667,327

(1) Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan.

(2) Table excludes options with respect to 116,200 shares granted under stock option plans of Mosinee Paper Corporation as of December 17, 1997 (the date of the merger between Wausau Paper Mills Company and Mosinee Paper Corporation) at a weighted-average exercise price of $11.58.  No additional options will be granted pursuant to the former Mosinee Paper Corporation stock-option plans.

(3) The exercise price calculation is based only on outstanding options to purchase 1,823,424 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaption “Corporate Governance – Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2007 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters – Independent Auditor and Fees,” and “Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

(1)

The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2006 and 2005

(ii)

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

(iii)

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

(iv)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

(v)

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)

Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004 (page 79)

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

4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998)

4.2

First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A, filed on December 19, 2000)

4.3

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A, filed on October 29, 1998)

4.4

$138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

4.5

Amendment No. 1, dated June 28, 2005, to Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 28, 2005)

4.6

Amendment No. 2, dated as of December 21, 2006, to Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2006)

4.7

$125,000,000 Credit Agreement dated as of July 27, 2006, among Wausau Paper and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris N.A., Wells Fargo Bank, N. A., and Northwest Farm Credit Services, PCA (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated July 27, 2006)

4.8

First Amendment to $125,000,000 Credit Agreement dated as of December 21, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2006)

4.9

Indenture of Trust dated July 1, 1995, relating to $19,000,000 in Series 1995 variable rate industrial revenue bonds.

10.1

Supplemental Retirement Plan, as last amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.2

1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.3

1990 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.4

Deferred Compensation Agreement dated March 2, 1990, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 16, 2005)*

10.5

1991 Employee Stock Option Plan, as last amended June 16, 2006 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006)*

10.6

1991 Dividend Equivalent Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.7

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated December 16, 2005)*

10.8

Directors’ Deferred Compensation Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.9

Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*

10.10

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended June 16, 2006 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006)*

10.11

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended March 4, 1999 (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*

10.12

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 16, 2005)*

10.13

Mosinee Paper Corporation 1994 Stock Option Plan, as last amended June 16, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006)*

10.14

2006 Equity-Based Incentive Compensation Plan*

10.15

Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 16, 2005)*

10.16

2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.17

Executive Deferred Compensation Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.18

2005 Directors Deferred Compensation Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 16, 2005)*

10.19

2005 Executive Deferred Compensation Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.20

Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2004)*

10.21

Standard Form of Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*

10.22

Standard Form of Non-Qualified Performance Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*

10.23

Standard Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated December 16, 2005)*

10.24

Standard Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated December 16, 2005)*

10.25

Board of Directors Compensation Policy dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 16, 2005)*

10.26

Form of Grant of Performance Units Pursuant to Director Compensation Policy dated December 16, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 16, 2005)*

21.1

Subsidiaries of Wausau Paper

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

WAUSAU PAPER CORP.

March 16, 2007	SCOTT P. DOESCHER
Scott P. Doescher
Senior Vice President – Finance,
Secretary and Treasurer

(On behalf of the Registrant and as Principal

Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2007

THOMAS J. HOWATT	SAN W. ORR, JR.
Thomas J. Howatt	San W. Orr, Jr.
President and Chief Executive Officer	Chairman of the Board
(Principal Executive Officer)

ANDREW N. BAUR	GARY W. FREELS
Andrew N. Baur	Gary W. Freels
Director	Director

MICHAEL M. KNETTER	DENNIS J. KUESTER
Michael M. Knetter	Dennis J. Kuester
Director	Director

DAVID B. SMITH, JR.
David B. Smith, Jr.
Director

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2006

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 4.9

Indenture of Trust dated July 1, 1995, relating to $19 million in Series 1995 variable rate industrial revenue bonds.

Exhibit 10.14

2006 Equity-Based Incentive Compensation Plan

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