Form 10-Q
period 2007-03-31
WAUSAU PAPER CORP.
filed 2007-05-10
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of common shares outstanding at April 30, 2007 was 50,746,947.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations,
	Three Months Ended March 31, 2007 (unaudited)
	and March 31, 2006 (unaudited)	1

	Condensed Consolidated Balance Sheets,
	March 31, 2007 (unaudited) and December 31, 2006
	(derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows,
	Three Months Ended March 31, 2007 (unaudited)
	and March 31, 2006 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-11

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2007	2006

Net sales	$ 299,393	$ 283,663
Cost of products sold	271,307	260,057

Gross profit	28,086	23,606

Selling and administrative expenses	20,802	20,976
Restructuring	–	132

Operating profit	7,284	2,498

Interest expense	(2,807)	(2,713)
Other income, net	206	42

Earnings (loss) before income taxes and
cumulative effect of a change in accounting principle	4,683	(173)

Credit for income taxes	(10,282)	(64)

Earnings (loss) before cumulative effect of a change
in accounting principle	14,965	(109)
Cumulative effect of a change in accounting
principle (net of income taxes)	–	(427)

Net earnings (loss)	$ 14,965	$ (536)

Earnings (loss) per share before cumulative effect
of a change in accounting principle – basic and diluted	$ 0.29	$ 0.00
Cumulative effect of a change in accounting
principle (net of income taxes), per share	–	(0.01)
Net earnings (loss) per share – basic and diluted	$ 0.29	$ (0.01)

Weighted average shares outstanding – basic	50,746	51,041
Weighted average shares outstanding – diluted	51,100	51,041

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	March 31,	December 31,
	2007	2006
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 16,832	$ 26,122
Receivables, net	111,653	104,801
Refundable income taxes	353	737
Inventories	130,155	122,531
Deferred income taxes	6,398	7,444
Other current assets	32,799	32,612
Total current assets	298,190	294,247

Property, plant, and equipment – net	462,793	468,372
Other assets	37,680	36,495

Total Assets	$ 798,663	$ 799,114

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 170	$ 184
Accounts payable	87,593	83,441
Accrued and other liabilities	58,976	71,557
Total current liabilities	146,739	155,182

Long-term debt	166,555	160,287
Deferred income taxes	51,236	66,574
Post-retirement benefits	102,393	101,513
Pension	9,245	14,259
Other noncurrent liabilities	31,410	27,225
Total liabilities	507,578	525,040
Stockholders’ equity	291,085	274,074

Total Liabilities and Stockholders’ Equity	$ 798,663	$ 799,114

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Net cash used in operating activities	$ (6,355)	$ (10,409)

Cash flows from investing activities:
Capital expenditures	(5,986)	(4,912)
Proceeds from property, plant, and equipment disposals	893	1,655

Net cash used in investing activities	(5,093)	(3,257)

Cash flows from financing activities:
Net issuances of commercial paper	6,500	9,500
Payments under capital lease obligation and note payable	(64)	(35)
Dividends paid	(4,313)	(4,340)
Proceeds from stock option exercises	–	1,405
Excess tax benefits related to stock options	35	94
Payments for purchase of company stock	–	(967)

Cash provided by financing activities	2,158	5,657

Net decrease in cash and cash equivalents	(9,290)	(8,009)
Cash and cash equivalents, beginning of period	26,122	15,500

Cash and cash equivalents, end of period	$ 16,832	$ 7,491

Supplemental Cash Flow Information:
Interest paid-net of amount capitalized	$ 5,240	$ 5,170
Income taxes paid	$ 2,794	$ 658

Noncash investing and financing activities:  A capital lease obligation of $393 was recorded in the first quarter of 2006 when we entered into a new lease agreement for equipment.

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.

Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2006, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.

New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  We have adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred.  The condensed consolidated financial statements for 2006 have been adjusted to apply the new method retrospectively.  The application of FSP AUG AIR-1 will effect our 2006 interim period reporting and will not result in a cumulative effect adjustment to our annual consolidated financial statements.  The following table illustrates the effect of applying the direct expensing method on individual line items in the condensed consolidated financial statements for the three months ended March 31, 2006:

	Before		After
	Application of		Application of
	FSP AUG		FSP AUG
(all amounts in thousands, except per share data)	AIR-1	Adjustment	AIR-1
Condensed Consolidated Statements of
Operations
Cost of products sold	$ 261,338	$ (1,281)	$ 260,057
Credit for income taxes	(538)	474	(64)
Net earnings (loss)	(1,343)	807	(536)
Net earnings (loss) per share – basic and diluted	(0.03)	0.02	(0.01)

The effect of applying the direct expensing method retrospectively will result in an increase in net earnings of $0.1 million for the three months ended June 30, 2006, a decrease in net earnings of $0.3 million, or $0.01 per basic and diluted share for the three months ended September 30, 2006, and a decrease in net earnings of $0.6 million, or $0.01 per basic and diluted share for the three months ended December 31, 2006.

Note 3.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”).  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  As a result of the implementation of FIN 48, we recognized a $0.04 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings at January 1, 2007.

On January 1, 2007, the liability for uncertain tax positions was $4.8 million, all of which would impact our effective tax rate if recognized, and was recorded as a current liability.  We record penalties and accrued interest related to uncertain tax positions in miscellaneous expense and interest expense, respectively.  At the beginning of 2007, approximately $0.5 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties.  There were no significant changes in the components of the liability in the first quarter of 2007.

The Internal Revenue Service (“IRS”) has commenced examinations of our 1998 to 2003 tax returns that are anticipated to be concluded by the end of 2007.  These examinations relate to certain research and development credits recorded during these respective tax return years.  In addition, we are currently open to audit under the statute of limitations by the IRS for the years ending December 31, 2004 through 2006.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  The anticipated charges with respect to the aforementioned items are included in the liability for uncertain tax positions recorded at March 31, 2007.

Note 4.

Reorganization

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure allowed us to utilize state net operating loss and credit carryovers of certain subsidiaries for which valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the three months ended March 31, 2007, we recorded state tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  No additional state tax benefits resulting from the reorganization are anticipated.

The major temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2007	2006

Deferred tax assets:
Accrued compensated absences	$ 4,251	$ 4,281
Pensions	2,955	1,648
Post-retirement benefits	41,252	40,522
State net operating loss carry forward	15,279	15,466
Other	25,018	25,088
Gross deferred tax asset	88,755	87,005
Less valuation allowance	(1,591)	(12,267)
Net deferred tax assets	87,164	74,738
Deferred tax liabilities:
Property, plant, and equipment	(117,972)	(120,271)
Other	(14,030)	(13,597)
Gross deferred tax liability	(132,002)	(133,868)
Net deferred tax liability	$ (44,838)	$ (59,130)

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2007	2006

Net earnings (loss)	$ 14,965	$ (536)

Basic weighted average common shares outstanding	50,746	51,041
Effect of dilutive securities:
Share-based compensation awards	354	–

Diluted weighted average common shares outstanding	51,100	51,041

Net earnings (loss) per share:
Basic	$ 0.29	$ (0.01)
Diluted	$ 0.29	$ (0.01)

Share-based compensation awards for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended March 31, 2007, 511,326 shares issued under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the loss reported in the three months ended March 31, 2006, 2,180,942 share-based compensation award shares issued were considered to be antidilutive.

Note 6.

Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2007	2006

Trade	$ 110,442	$ 104,049
Other	2,539	2,113
	112,981	106,162
Less: allowances for doubtful accounts	(1,328)	(1,361)

	$ 111,653	$ 104,801

Note 7.

Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2007	2006

Raw materials	$ 38,081	$ 37,393
Work in process and finished goods	123,049	114,584
Supplies	7,655	9,457
Inventories at cost	168,785	161,434
Less: LIFO reserve	(38,630)	(38,903)

	$ 130,155	$ 122,531

Note 8.

Accumulated Depreciation

The accumulated depreciation on fixed assets was $723.7 million as of March 31, 2007, and $712.0 million as of December 31, 2006.  The provision for depreciation, amortization, and depletion was $14.6 million for the three months ended March 31, 2007 and 2006.

Note 9.

Debt

As of March 31, 2007, we had $6.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement that expires July 27, 2011, equal to the amount of outstanding commercial paper.

At March 31, 2007, under the $125 million facility that expires July 27, 2011, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper and the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amounts as long-term on our Condensed Consolidated Balance Sheets.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$ 1,908	$ 1,958	$ 641	$ 804
Interest cost	2,755	2,596	1,304	1,243
Expected return on plan assets	(3,354)	(3,003)	–	–
Amortization of:
Prior service cost (benefit)	544	539	(908)	(1,038)
Actuarial loss	618	797	583	410

Net periodic benefit cost	$ 2,471	$ 2,887	$ 1,620	$ 1,419

We previously disclosed in our consolidated financial statements for the year ended December 31, 2006, that although we do not have a minimum funding requirement for defined benefit pension plans in 2007, we may elect to make contributions of up to $16.2 million directly to pension plans.  As of March 31, 2007, we have made payments of approximately $2.9 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.1 million directly to other post-retirement plans in 2007.  As of March 31, 2007, we have contributed $1.2 million to our post-retirement plans.

Note 11.

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method.  Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the “intrinsic value based method” prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million, net of any related tax effects ($0.7 million pretax), and was recorded as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2007 and March 31, 2006, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.2 million and $0.1 million, respectively, and was included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $0.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.0 year.

No grants of restricted stock were made during the three months ended March 31, 2007.

During the first quarter of 2007, we granted 413,102 stock options and 37,410 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2007.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  No compensation expense was recognized for this grant for the three months ended March 31, 2007, as it was not probable that the performance based criteria would be achieved as of March 31, 2007.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three months ended March 31, 2007 and March 31, 2006, we recognized a credit of approximately $0.1 million and a provision of approximately $0.8 million, respectively, in share-based compensation as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations related to stock appreciation rights and dividend equivalents.

Note 12.

Pulp Mill Closure

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, facility.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  Pre-tax restructuring expense related to certain assets disposed as a direct result of the closure and other associated costs were $0.1 million for the three months ended March 31, 2006.  No restructuring expense was incurred during the three months ended March 31, 2007, and no additional restructuring expenses are anticipated.

Note 13.

Interim Segment Information

We have reclassified certain prior-year interim segment information to conform to the 2007 presentation.  The adjustments and reclassifications are the result of a reporting change, effective January 1, 2007, to reflect the adoption of  FSP AUG AIR-1 and as a result of restructuring the assets and operating results of one facility from the Corporate and Unallocated segment to the Towel & Tissue segment.  For additional information on the adoption of FSP AUG AIR-1, please refer to “Note 2 – New

Accounting Pronouncements.”  For additional information on the restructuring, please refer to “Note 4 – Reorganization.”

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2007	2006

Net sales external customers:
Specialty Products	$ 123,955	$ 121,492
Printing & Writing	105,914	99,318
Towel & Tissue	69,524	62,853

	$ 299,393	$ 283,663

Operating profit (loss):
Specialty Products	$ 2,673	$ 3,207
Printing & Writing	(1,792)	(6,846)
Towel & Tissue	9,693	9,181
Corporate & eliminations	(3,290)	(3,044)

	$ 7,284	$ 2,498

	March 31,	December 31,
	2007	2006

Segment assets:
Specialty Products	$ 324,007	$ 319,387
Printing & Writing	245,240	243,362
Towel & Tissue	187,323	184,140
Corporate & Unallocated*	42,093	52,225

	$ 798,663	$ 799,114

*

Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Note 14.

Future Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires additional disclosures regarding certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service credits, and transition assets or obligations.  We adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006.  In addition, SFAS 158 requires the measurement of the funded status of a plan as of the date of the financial statements.  SFAS 158’s provisions regarding the change in measurement date of post-retirement plans will require us to change our measurement date from September 30 to our fiscal year end date beginning with fiscal year 2008.  We are currently evaluating whether we will early adopt the measurement provisions in fiscal 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2006, for our accounting policies and other disclosures which are pertinent to these statements.

We have reclassified certain prior-year interim segment information to conform to the 2007 presentation.  The reclassifications are the result of a reporting change, effective January 1, 2007, in accordance with FSP AUG AIR-1, and as a result of restructuring the assets and operating results of one facility from the Corporate and Unallocated segment to the Towel & Tissue segment.  For additional information on the adoption of FSP AUG AIR-1, please refer to “Note 2 – New Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the restructuring, please refer to “Note 4 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.

Overview

For the first quarter of 2007, we reported net earnings of $15.0 million, or $0.29 per share compared to a prior-year net loss of $0.5 million or $0.01 per share.  Included in first-quarter 2007, were one-time state tax benefits of $12.0 million, or $0.24 per share, related to the January 1, 2007, restructuring of our subsidiaries to realign them more closely with our current operating structure.  The subsidiary realignment allows for the future utilization of previously reserved state net operating loss and credit carryovers.  For additional information on the restructuring, please refer to “Note 4 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.  The net loss for the first three months of 2006 included a charge for the cumulative effect of a change in accounting principle, net of related income taxes, of $0.4 million or $0.01 per share as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006.

Compared to the first quarter of 2006, net sales increased 6%, with each of our business segments reporting year-over-year improvement.  Improvements in product pricing and sales volume, combined with overall lower energy costs and increased productivity, more than offset significant increases in fiber-related costs experienced in the first three months of 2007 compared to the same period in 2006.

Operations Review

Net Sales

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Net sales	$ 299,393	$ 283,663
Percent increase	6%	6%

Consolidated net sales of $299.4 million for the three months ended March 31, 2007, improved 6% over consolidated net sales of $283.7 million for the three months ended March 31, 2006.  Shipments increased approximately 1% quarter-over-quarter with 226,593 tons shipped during the first quarter of 2007 and 224,207 tons shipped during the first quarter of 2006.  During the same comparative periods, average net selling price improved nearly 5%, or approximately $13 million, with actual product selling price improvements fully absorbing a slight erosion in product mix.

Specialty Products’ net sales for the first quarter of 2007 were $124.0 million, an increase of 2% over net sales of $121.5 million reported during the same period in 2006.  The increase in net sales was driven by an average net selling price increase of nearly 5% or more than $5 million, with actual selling price increases generating the entire improvement as mix remained essentially flat.  Partially offsetting the improvement in average selling price was a 2% reduction in volume of products shipped.  In the first three months of 2007, the business segment shipped 99,919 tons compared to 102,287 tons in the first quarter of 2006.  The decline is partially due to reduced paper mill packaging shipments.

For the three months ended March 31, 2007, Printing & Writing recorded net sales of $105.9 million, an increase of 7% over reported net sales in the first three months of 2006 of $99.3 million.  The current quarter improvement in net sales was due to a 3% increase in volume as 86,101 tons were shipped during the first quarter of 2007 compared to 83,631 tons during the first quarter of 2006 and an improvement in average net selling price of nearly 4% for the same quarterly period.  The increase in average net selling price is due to actual selling price increases, as an improving pricing environment in the uncoated freesheet market more than offset a weaker quarter over quarter product mix.

Towel & Tissue reported net sales of $69.5 million for the three-month period ended March 31, 2007, an increase of 11% from net sales of $62.9 million reported in the same three-month period of 2006.  Shipments of higher-margin value added products increased 23% in the current quarter as total shipments increased 6% to 40,573 tons from 38,289 tons during the same period last year.  Average net selling price increased approximately 5%, or more than $3 million, in the first quarter of 2007 over the first quarter of 2006, with actual selling price increases and stronger product mix contributing equally to the improvement.

Gross Profit

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Gross profit on sales	$ 28,086	$ 23,606
Gross profit margin	9%	8%

Gross profit for the three months ended March 31, 2007, was $28.1 million compared to $23.6 million for the three months ended March 31, 2006.  Gross profit margins increased compared to those reported in the same period last year as improvements in average net selling price and declines in energy costs more than offset significant increases in quarter over quarter fiber-related manufacturing costs.  In total, energy prices, driven mainly by natural gas, decreased approximately $4.6 million in the first quarter of 2007, compared to the first quarter of 2006, while fiber related costs increased approximately $13.9 million in the same comparative period.

The gross profit margin for Specialty Products was comparable at 7% for the first quarter of 2007 and 2006.  Specialty Products’ selling price gains and improvements in energy costs nearly offset higher fiber related costs, mainly market pulp and linerboard.

Printing & Writing’s gross profit margin for the first quarter of 2007 was 4% compared to a negative 1% in the first quarter of 2006.  Quarter-over-quarter, favorable impacts of energy, most notably natural gas, and selling price improvements more than offset significant unfavorable increases in costs of market pulp.  In addition, the gross profit margin for the first quarter of 2007 was favorably impacted by increased production volumes as we operated at full capacity compared to the first quarter of 2006 when market-related downtime resulted in the idling of a paper machine at the Brokaw papermaking facility for the majority of the first quarter of 2006.

The gross profit margin for Towel & Tissue was 21% in the first quarter of 2007 compared to 22% in the first quarter of 2006.  Increased average selling prices were more than offset by increases in manufacturing costs, including wastepaper and purchased towel and tissue parent rolls, and maintenance spending.

Consolidated order backlogs increased to approximately 60,500 tons at March 31, 2007, from approximately 56,900 tons at March 31, 2006.  Backlog tons at March 31, 2007 represent $77.0 million in sales compared to $69.9 million in sales at March 31, 2006.

Specialty Products’ backlog tons increased from 35,600 tons as of March 31, 2006, to 43,400 tons at March 31, 2007.  Printing & Writing backlog tons declined to 14,000 tons at the end of the first quarter of 2007 compared to 17,800 tons at the end of the first quarter of 2006.  Towel & Tissue experienced decreased backlogs with 3,100 tons reported at the end of the first quarter of 2007 and 3,500 tons reported at the end of the first quarter of 2006.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Selling and administrative expense	$ 20,802	$ 20,976
Percent increase/(decrease)	(1%)	20%
As a percent of net sales	7%	7%

Selling and administrative expenses in the first quarter of 2007 were $20.8 million compared to $21.0 million in the same period of 2006.  The impact of a stock-based compensation in the first quarter of 2007 was insignificant compared to expense of $1.3 million for the three months ended March 31, 2006.  Excluding stock-based compensation expense, wages and benefit costs accounted for the majority of the quarter over quarter increase in selling and administrative expense.

Restructuring Charge

We recorded a pre-tax $0.1 million closure charge for the three months ended March 31, 2006, for other associated costs directly related to the closure of the sulfite pulp mill located at Printing & Writing’s Brokaw papermaking mill.  The permanent closure of the pulp mill facility was announced in July 2005.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  No restructuring expense was incurred during the three months ended March 31, 2007, and no additional restructuring expenses are anticipated.  For additional information on the pulp mill closure, please refer to “Note 12 – Pulp Mill Closure” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Interest expense	$ 2,807	$ 2,713
Other income, net	206	42

Interest expense increased slightly to $2.8 million for the three months ended March 31, 2007, compared to $2.7 million for the same three-month period of 2006, due principally to increased interest rates year over year.  Long-term debt was $166.6 million and $170.5 million at March 31, 2007 and 2006, respectively.  Long-term debt at December 31, 2006, was $160.3 million.  Interest expense in 2007 is expected to be comparable with 2006 levels.  Other income in the first quarter of 2007 is higher than the same period last year due to increased interest income as a result of higher cash and cash equivalent balances in the current period.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Credit for income taxes	$ (10,282)	$ (64)
Effective tax rate	(220%)	37%

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the three months ended March 31, 2007, we recorded state tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  No additional state tax benefits resulting from the reorganization are anticipated.  The effective tax rate for the first quarter 2007, excluding the state tax benefits, was 38%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2007	2006

Cash used in operating activities	$ 6,355	$ 10,409
Capital expenditures	5,986	4,912

For the three months ended March 31, 2007, cash used in operating activities was $6.4 million compared to cash used in operating activities of $10.4 million for same period in 2006.  In the first quarter of 2007, receivables and inventories increased a combined $14.5 million while accounts payable and other liabilities decreased $2.6 million.  For the three months ended March 31, 2006, receivables and inventories increased a combined $13.7 million.  In addition, accounts payable and other liabilities decreased more than $5.4 million.  Both the first quarter of 2007 and 2006 reflect seasonal builds in receivables and inventories.

We have established an average internal rate of return target of 17% on all capital projects approved in 2007.  This objective was achieved on projects approved during the first three months of the year. Capital spending for the first three months of 2007 was $6.0 million compared to $4.9 million during the first three months of 2006.  Total capital spending for the full-year of 2007 is expected to be approximately $35.0 million.

For 2007, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments.  Specialty Products spent $0.9 million on a roll wrap project, stoker boiler project, and other paper mill related equipment at the Rhinelander, Wisconsin, facility.  Printing & Writing spent $0.5 million on a sheeter line project at a converting facility and $0.2 million on a color system project at the Brainerd, Minnesota, facility.

Towel & Tissue spent $0.4 million on various converting projects at the Harrodsburg, Kentucky, facility.

The balance of spending for the first three months of 2007 was related to projects that individually are expected to cost less than $1.0 million.  These expenditures included approximately $0.7 million for essential non-or low-return projects, and approximately $3.3 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2005, we announced our intent to sell, over the subsequent three to four years, approximately 42,000 acres of timberlands, at values expected to result in an after-tax gain of $29 million.  Since introducing the timberland sales program, we have sold approximately 15,600 acres and have realized after-tax earnings of approximately $12.6 million.  During the first quarter of 2007, we sold approximately 500 acres of timberlands, resulting in an after-tax gain of $0.4 million, compared to sales of approximately 700 acres of timberlands, resulting in an after-tax gain of $1.0 million, during the first quarter of 2006.  We expect our timberland sales program to continue at a pace that will allow us to complete our sales program within the next two to three years.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2007	2006

Short-term debt	$ 170	$ 184
Long-term debt	166,555	160,287
Total debt	166,725	160,471
Stockholders’ equity	291,085	274,074
Total capitalization	457,810	434,545
Long-term debt/capitalization ratio	36%	37%

As of March 31, 2007, long-term debt increased $6.3 million as compared to the $160.3 million borrowed at December 31, 2006.  The increase in debt is due primarily to seasonal builds in inventory and receivables.

As of March 31, 2007, we had $6.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement that expires July 27, 2011, equal to the amount of outstanding commercial paper.

At March 31, 2007, under the $125 million facility that expires July 27, 2011, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper and the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amounts as long-term on our Condensed Consolidated Balance Sheets.

On March 31, 2007, we had approximately $98.8 million available borrowing capacity under a bank facility that expires on July 27, 2011.  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, fund dividend payments to shareholders, and pursue a plan to repurchase shares of Wausau Paper common stock.

During 2005, we reactivated our common stock buy-back program.  At December 31, 2006, there were approximately 1.5 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  We did not repurchase any shares during the first quarter of 2007.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We anticipate that we will repurchase shares at the modest pace employed in 2006.

Dividends

On December 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2007, to shareholders of record on February 1, 2007.  On April 19, 2007, the Board of Director’s declared a cash dividend in the amount of $0.085 per share.  The dividend is payable on May 15, 2007, to shareholders of record on May 1, 2007.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2006.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 10, 2007

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002