Form 10-Q
period 2007-06-30
WAUSAU PAPER CORP.
filed 2007-08-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of common shares outstanding at July 31, 2007 was 50,588,947.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Six Months Ended
	June 30, 2007 (unaudited) and
	June 30, 2006 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, June 30, 2007 (unaudited)
	and December 31, 2006 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Six Months Ended
	June 30, 2007 (unaudited) and
	June 30, 2006 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-13

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2007	2006	2007	2006

Net sales	$317,235	$297,286	$616,628	$580,949
Cost of products sold	285,230	268,788	556,537	528,845

Gross profit	32,005	28,498	60,091	52,104
Selling and administrative expenses	21,378	19,735	42,180	40,711
Restructuring	–	77	–	209

Operating profit	10,627	8,686	17,911	11,184
Interest expense	(2,850)	(2,879)	(5,657)	(5,592)
Other income, net	126	47	332	89
Earnings before income taxes and cumulative effect of a change in accounting principle	7,903	5,854	12,586	5,681
Provision (credit) for income taxes	3,150	2,166	(7,132)	2,102
Earnings before cumulative effect of a change in accounting principle	4,753	3,688	19,718	3,579
Cumulative effect of a change in accounting principle (net of income taxes)	–	–	–	(427)

Net earnings	$ 4,753	$ 3,688	$ 19,718	$ 3,152

Earnings per share before cumulative effect of a change in accounting principle-basic and diluted	$ 0.09	$ 0.07	$ 0.39	$ 0.07
Cumulative effect of a change in accounting principle (net of income taxes), per share	–	–	–	(0.01)
Net earnings per share-basic and diluted	$ 0.09	$ 0.07	$ 0.39	$ 0.06
Weighted average shares outstanding-basic	50,675	51,041	50,710	51,041
Weighted average shares outstanding-diluted	51,034	51,358	51,067	51,342

Dividends declared per common share	$ 0.17	$ 0.17	$ 0.17	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 19,101	$ 26,122
Receivables, net	117,497	104,801
Refundable income taxes	353	737
Inventories	119,683	122,531
Deferred income taxes	6,159	7,444
Other current assets	33,033	32,612
Total current assets	295,826	294,247

Property, plant, and equipment – net	456,997	468,372
Other assets	38,767	36,495

Total Assets	$ 791,590	$ 799,114

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 171	$ 184
Accounts payable	84,286	83,441
Accrued and other liabilities	67,340	71,557
Total current liabilities	151,797	155,182

Long-term debt	159,823	160,287
Deferred income taxes	51,076	66,574
Post-retirement benefits	102,447	101,513
Pension	6,492	14,259
Other noncurrent liabilities	33,650	27,225
Total liabilities	505,285	525,040

Stockholders’ equity	286,305	274,074

Total Liabilities and Stockholders’ Equity	$ 791,590	$ 799,114

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2007	2006

Net cash provided by operating activities	$ 12,461	$ 5,191
Cash flows from investing activities:
Capital expenditures	(13,132)	(11,779)
Proceeds from property, plant, and equipment disposals	4,089	3,205

Cash used in investing activities	(9,043)	(8,574)
Cash flows from financing activities:
Net issuances of commercial paper	–	3,000
Payments under capital lease obligation and note payable	(114)	(115)
Dividends paid	(8,627)	(8,685)
Proceeds from stock option exercises	–	1,437
Excess tax benefits related to share-based compensation	35	99
Payments for purchase of company stock	(1,733)	(3,244)

Cash used in financing activities	(10,439)	(7,508)

Net decrease in cash and cash equivalents	(7,021)	(10,891)
Cash and cash equivalents, beginning of period	26,122	15,500

Cash and cash equivalents, end of period	$ 19,101	$ 4,609

Supplemental Cash Flow Information:
Interest paid – net of amount capitalized	$ 5,436	$ 5,417
Income taxes paid	7,586	1,934

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

Note 2.

New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  We have adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred.  The condensed consolidated financial statements for 2006 have been adjusted to apply the new method retrospectively.  The application of FSP AUG AIR-1 will effect our 2006 interim period reporting and will not result in a cumulative effect adjustment to our annual consolidated financial statements.  The following table illustrates the effect of applying the direct expensing method on individual line items in the condensed consolidated financial statements:

	Before		After
	Application of		Application of
	FSP AUG		FSP AUG
(all amounts in thousands, except per share data)	AIR-1	Adjustment	AIR-1
Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2006
Cost of products sold	$ 268,946	$ (158)	$ 268,788
Provision for income taxes	2,108	58	2,166
Net earnings	3,588	100	3,688
Net earnings per share – basic and diluted	0.07	–	0.07

	Before		After
	Application of		Application of
	FSP AUG		FSP AUG
(all amounts in thousands, except per share data)	AIR-1	Adjustment	AIR-1
Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2006
Cost of products sold	$ 530,284	$ (1,439)	$ 528,845
Provision for income taxes	1,570	532	2,102
Net earnings	2,245	907	3,152
Net earnings per share – basic and diluted	0.04	0.02	0.06

The effect of applying the direct expensing method retrospectively will result in a decrease in net earnings of $0.3 million, or $0.01 per basic and diluted share for the three months ended September 30, 2006, and a decrease in net earnings of $0.6 million, or $0.01 per basic and diluted share for the three months ended December 31, 2006.

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

On January 1, 2007, the liability for uncertain tax positions was $4.8 million, all of which would impact our effective tax rate if recognized, and was recorded as a current liability.  We record penalties and accrued interest related to uncertain tax positions in miscellaneous expense and interest expense, respectively.  At June 30, 2007, the total liability for uncertain tax positions was $4.9 million, with approximately $0.8 million included for the possible payment of interest and penalties.  At June 30, 2007, $3.1 million of the liability for uncertain tax positions was recorded as a current liability and $1.8 million was recorded as a noncurrent liability.

The Internal Revenue Service (“IRS”) has commenced examinations of our 1998 to 2003 tax returns that are anticipated to be concluded by the end of 2007.  These examinations relate to certain research and development credits recorded during these respective tax return years.  In addition, we are currently open to audit under the statute of limitations by the IRS for the years ending December 31, 2004 through 2006.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  The anticipated charges with respect to the aforementioned items are included in the liability for uncertain tax positions recorded at June 30, 2007.

Note 4.

Reorganization

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure allowed us to utilize state net operating loss and credit carryovers of certain subsidiaries for which valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the first quarter of 2007, we recorded state income tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  In the second quarter of 2007, we recorded state income tax charges of $0.4 million as a result of the recognition of a change in our effective state tax rate from our previous tax structure to our single member limited liability company tax structure.

The major temporary differences that give rise to our deferred tax assets and liabilities are as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Deferred tax assets:
Accrued compensated absences	$ 4,251	$ 4,281
Pensions	1,117	1,648
Post-retirement benefits	42,277	40,522
State net operating loss carry forward	15,229	15,466
Other	25,205	25,088
Gross deferred tax asset	88,079	87,005
Less valuation allowance	(1,591)	(12,267)
Net deferred tax assets	86,488	74,738
Deferred tax liabilities:
Property, plant, and equipment	(117,000)	(120,271)
Other	(14,405)	(13,597)
Gross deferred tax liability	(131,405)	(133,868)
Net deferred tax liability	$ (44,917)	$ (59,130)

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2007	2006	2007	2006

Net earnings	$ 4,753	$ 3,688	$ 19,718	$ 3,152

Basic weighted average common shares outstanding	50,675	51,041	50,710	51,041
Effect of dilutive securities:
Share-based compensation awards	359	317	357	301

Diluted weighted average common shares outstanding	51,034	51,358	51,067	51,342

Net earnings per share:
Basic	$ 0.09	$ 0.07	$ 0.39	$ 0.06
Diluted	$ 0.09	$ 0.07	$ 0.39	$ 0.06

Share-based compensation awards for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three and six months ended June 30, 2007, 508,911 and 510,119 shares, respectively, under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.  For the three and six months ended June 30, 2006, 553,911 and 707,277 shares, respectively, under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 6.

Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Trade	$ 115,449	$ 104,049
Other	3,320	2,113
	118,769	106,162
Less: allowances for doubtful accounts	(1,272)	(1,361)

	$ 117,497	$ 104,801

Note 7.

Inventories

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Raw materials	$ 38,133	$ 37,393
Work in process and finished goods	114,049	114,584
Supplies	6,559	9,457
Inventories at cost	158,741	161,434
Less: LIFO reserve	(39,058)	(38,903)

	$ 119,683	$ 122,531

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $735.1 million as of June 30, 2007, and $712.0 million as of December 31, 2006.  The provision for depreciation, amortization, and depletion for the three months ended June 30, 2007 and June 30, 2006 was $14.7 million and $14.3 million, respectively.  The provision for depreciation, amortization, and depletion for the six months ended June 30, 2007 and June 30, 2006 was $29.3 million and $28.9 million, respectively.

Included in cost of sales for the three and six months ended June 30, 2007, were net gains on sales of property, plant, and equipment of $3.0 million and $3.8 million, respectively, including gains on sales of timberlands of $2.9 million and $3.5 million, respectively.  Included in cost of sales for the three and six months ended June 30, 2006, were net gains on sales of property, plant, and equipment of $0.6 million and $2.2 million, respectively, including gains on sales of timberlands of $1.3 million and $2.8 million, respectively.

Note 9.

Debt

At June 30, 2007, under the $125 million facility that expires July 27, 2011, we have the ability and the intent to refinance on a long-term basis the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amounts as long-term on our Condensed Consolidated Balance Sheets.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$ 1,908	$ 1,959	$ 617	$ 797
Interest cost	2,755	2,595	1,269	1,378
Expected return on plan assets	(3,354)	(3,003)	–	–
Amortization of:
Prior service cost (benefit)	543	539	(1,006)	(624)
Actuarial loss	618	798	582	573

Net periodic benefit cost	$ 2,470	$ 2,888	$ 1,462	$ 2,124

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$ 3,816	$ 3,917	$ 1,258	$ 1,601
Interest cost	5,510	5,191	2,573	2,621
Expected return on plan assets	(6,708)	(6,006)	–	–
Amortization of:
Prior service cost (benefit)	1,087	1,078	(1,914)	(1,662)
Actuarial loss	1,236	1,595	1,165	983

Net periodic benefit cost	$ 4,941	$ 5,775	$ 3,082	$ 3,543

We previously disclosed in our consolidated financial statements for the year ended December 31, 2006, that although we do not have a minimum funding requirement for defined benefit pension plans in 2007, we may elect to make contributions of up to $16.2 million directly to pension plans.  As of June 30, 2007, we have made payments of approximately $6.7 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.1 million directly to other post-retirement plans in 2007.  As of June 30, 2007, we have contributed $2.3 million to our post-retirement plans.

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

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2007, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.4 million and $0.6 million, respectively.  During the three and six months ended June 30, 2006, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.1 million and $0.2 million, respectively.

During the sixth months ended June 30, 2007, we granted 30,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $14.49 per share.  In addition, as a component of the director compensation policy, we awarded 8,110 of performance units during the six months ended June 30, 2007.

No grants of restricted stock were made during the six months ended June 30, 2007.

On an annual basis, we generally grant stock options and performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the six months ended June 30, 2007, we granted 413,102 performance-based stock options with a weighted-average exercise price of $15.17 per share, and 37,410 performance unit awards as part of a performance-based compensation award for the year ending December 31, 2007.  We have recognized approximately $0.2 million in compensation expense related to the performance-based awards for 2007, which is included in share-based compensation expense during the three and six months ended June 30, 2007, as it is probable a portion of the awards will vest as performance criteria are met.

Share-based compensation expense related to fixed option grants and performance unit awards are included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $0.7 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three and six months ended June 30, 2007, we recognized a credit of approximately $0.3 million and $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and six months ended June 30, 2006, we recognized a credit of approximately $0.5 million and a provision of approximately $0.2 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  Share-based compensation related to stock appreciation rights and dividend equivalents is included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 12.

Pulp Mill Closure

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, facility.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  The cost of sales for the three and six months ended June 30, 2006, includes pre-tax pulp mill closure charges of $0.1 million.  Restructuring expense for the three and six months ended June 30, 2006, reflect pre-tax charges of $0.1 million and $0.2 million, respectively, for other associated closure costs.  There were no charges to cost of sales or restructuring expense for the six months ended June 30, 2007.  No additional charges related to the pulp mill closure are anticipated.

Note 13.

Interim Segment Information

We have reclassified certain prior-year interim segment information to conform to the 2007 presentation.  The adjustments and reclassifications are the result of a reporting change, effective January 1, 2007, to reflect the adoption of FSP AUG AIR-1, and as a result of restructuring the assets and operating results of one facility from the Corporate and Unallocated segment to the Towel & Tissue segment.  For additional information on the adoption of FSP AUG AIR-1, please refer to “Note 2 – New Accounting Pronouncements.”  For additional information on the restructuring, please refer to “Note 4 – Reorganization.”

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Net sales external customers:
Specialty Products	$ 125,950	$ 111,937	$ 249,905	$ 233,429
Printing & Writing	114,159	112,033	220,073	211,351
Towel & Tissue	77,126	73,316	146,650	136,169

	$ 317,235	$ 297,286	$ 616,628	$ 580,949

Operating profit (loss):
Specialty Products	$ 2,195	$ 1,592	$ 4,868	$ 4,799
Printing & Writing	(2,316)	(3,392)	(4,108)	(10,238)
Towel & Tissue	11,341	11,372	21,034	20,553
Corporate & eliminations	(593)	(886)	(3,883)	(3,930)

	$ 10,627	$ 8,686	$ 17,911	$ 11,184

	June 30,	December 31,
	2007	2006

Segment assets:
Specialty Products	$ 317,033	$ 319,387
Printing & Writing	243,244	243,362
Towel & Tissue	186,081	184,140
Corporate & Unallocated*	45,232	52,225

	$ 791,590	$ 799,114

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We are currently evaluating the impact of EITF 06-11 on our financial statements.

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

We have reclassified certain prior-year interim segment information to conform to the 2007 presentation.  The adjustments and reclassifications are the result of a reporting change, effective January 1, 2007, to reflect the adoption of FSP AUG AIR-1, and as a result of restructuring the assets and operating results of one facility from the Corporate and Unallocated segment to the Towel & Tissue segment.  For additional information on the adoption of FSP AUG AIR-1, please refer to “Note 2 – New Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the restructuring, please refer to “Note 4 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.

Overview

In the second quarter of 2007, we reported net earnings of $4.8 million, or $0.09 per share, compared to prior year net earnings of $3.7 million, or $0.07 per share.  For the six months ended June 30, 2007, we reported net earnings of $19.7 million, or $0.39 per share, compared to net earnings of $3.2 million, or $0.06 per share in the first six months of 2006.  Included in the first six months of 2007 were one-time state tax benefits of $11.6 million, or $0.23 per share, related to the January 1, 2007, restructuring of our subsidiaries to realign them more closely with our current operating structure.  The subsidiary realignment allows for the future utilization of previously reserved state net operating loss and credit carryovers.  For additional information on the restructuring, please refer to “Note 4 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.  Net earnings for the first six months of 2006 include a charge for the cumulative effect of a change in accounting principle, net of related income taxes, of $0.4 million, or $0.01 per share as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006.

Compared to 2006, net sales and shipments for the second quarter of 2007 increased 7% and 3%, respectively.  Year-to-date, net sales improved 6% and shipments increased 2% in 2007 compared to the same period in 2006.  In both the quarter-over-quarter and year-over-year consolidated comparisons, net earnings was impacted by improvements in product pricing and volume gains, combined with overall lower energy costs and increased productivity, which more than offset significant increases in fiber-related costs experienced during 2007 compared to 2006.

Operations Review

Net Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Net sales	$317,235	$297,286	$616,628	$580,949
Percent increase	7%	8%	6%	7%

Consolidated net sales of $317.2 million for the three months ended June 30, 2007, improved 7% over consolidated net sales of $297.3 million for the three months ended June 30, 2006.  Shipments increased 3% quarter-over-quarter with 237,853 tons shipped during the second quarter of 2007 and 232,005 tons shipped during the second quarter of 2006.  During the same comparative periods, average net selling price improved nearly 5%, or more than $13 million.

For the six months ended June 30, 2007 and 2006, consolidated net sales were $616.6 million and $580.9 million, respectively, reflecting a 6% improvement year-over-year.  Year-to-date shipments at June 30, 2007, were 464,446 tons which represent a 2% increase over the 456,212 tons shipped during the same six-month period in 2006.  During the first six months of 2007, average net selling price improved nearly 5%, or approximately $27 million.

Specialty Products’ net sales for the second quarter of 2007 were $126.0 million, an increase of 13% from net sales of $111.9 million reported during the same period in 2006.  The current quarter improvement in net sales was in part due to a 6% increase in shipment volume as 100,310 tons were shipped during the second quarter of 2007 compared to 94,720 tons during the second quarter of 2006.  The balance of the improvement resulted from increases in average net selling price of approximately 7%, or nearly $8 million, for the same quarterly period, with increases in actual selling price driving the improvement.

For the first half of 2007, Specialty Products’ net sales were $249.9 million, an increase of 7% from net sales of $233.4 million in the first half of 2006.  Shipment volume increased 2% to 200,229 tons during the first half of 2007 compared to 197,007 tons shipped during the first half of 2006.  In addition to the year-over-year volume improvement, average net selling price increased nearly 6%, with actual selling price increases driving the entire improvement.

For the three months ended June 30, 2007, Printing & Writing reported net sales of $114.2 million, an increase of 2% over reported net sales in the second quarter of 2006 of $112.0 million.  For the second quarter of 2007, shipments improved to 93,745 tons compared to 93,311 tons during the second quarter of 2006, despite a significant decline in industry-wide demand for uncoated freesheet papers.  Average net selling price improved approximately 2%, or more than $2 million, with actual product selling price gains more than offsetting a modest deterioration in product mix.

Year-to-date net sales for Printing & Writing increased 4% to $220.1 million in 2007 from $211.4 million in 2006.  Shipment volume improved 2% year-over-year with 179,846 tons shipped during the six months ended June 30, 2007, and 176,942 tons shipped during the six months ended June 30, 2006.  Average net selling price improved nearly 3%, with actual selling price improvements offsetting a weaker product mix.

Towel & Tissue reported net sales of $77.1 million for the three-month period ended June 30, 2007, an increase of 5% from net sales of $73.3 million reported in the same three-month period of 2006.  Total shipments for the second quarter of 2007 were similar at 43,798 tons compared to 43,974 tons in the second quarter of 2006.  Average net selling price increased approximately 6%, or more than $4 million, in the second quarter of 2007 over the second quarter of 2006.  Approximately two-thirds of the increase in average net selling price is due to actual product selling price improvements with the balance from product mix enhancements.

Net sales for the first six months of 2007 and 2006 were $146.7 million and $136.2 million, respectively, for Towel & Tissue—an improvement of nearly 8%.  Strong product selling price increases and product mix improvements drove an increase in average net selling price of nearly 6% as compared to 2006.  In addition, shipments of 84,371 tons during the first half of 2007 increased 3% over shipments of 82,263 tons during the first half of 2006.

Gross Profit

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Gross profit on sales	$32,005	$28,498	$60,091	$52,104
Gross profit margin	10%	10%	10%	9%

Gross profit for the three months ended June 30, 2007, was $32.0 million compared to $28.5 million for the three months ended June 30, 2006.  On a consolidated basis, overall improvements in average net selling price and volume gains in the quarter-over-quarter comparison more than offset unfavorable fiber-related cost increases of approximately $12 million.  While fiber-related prices increased broadly, the most significant increases occurred in market pulp with prices increasing $9 million, and wastepaper prices increasing $2 million.  Over the same comparative period, energy prices decreased approximately $1 million, with natural gas pricing declines accounting for the majority of the difference.

Year-to-date, gross profit increased from $52.1 million, or 9% of consolidated net sales reported in 2006, to $60.1 million, or 10% of consolidated net sales reported in 2007.  Year-over-year, gains in average net selling price and shipments, as well as a decline in energy costs, more than offset significant increases in fiber-related costs.  In total, energy prices, driven mainly by natural gas, decreased nearly $5 million in the first six months of 2007, compared to the first six months of 2006, while fiber-related costs increased approximately $26 million during the same comparative period.

Gross profit margins for our Specialty Products business segment have remained at 7% in both quarter-over-quarter and year-over-year comparisons of 2007 and 2006.  The comparable gross profit margins are a result of average net selling price increases and cost-containment efforts offsetting higher current year raw material input prices, including market pulp and linerboard, in both the quarter-over-quarter and year-over-year comparisons of 2007 and 2006.

Printing & Writing’s second quarter 2007 and 2006 gross profit margins were 4% and 3% of net sales, respectively.  Average net selling price improvements, operational efficiency improvements, and reductions in maintenance spending, more than offset unfavorable market pulp costs experienced in the second quarter of 2007 compared to the same period of 2006.

Gross profit margins for the Printing & Writing business segment were 4% and 1% of net sales for the six months ended June 30, 2007 and 2006, respectively.  Improvements in product selling price, operation efficiency gains, and favorable energy prices more than offset the cost pressures experienced with respect to market pulp during the first six months of 2007 compared to the same period of 2006.  In addition, the gross profit margin for the first six months of 2007 was favorably impacted by increased production volumes as we operated at full capacity compared to the first six months of 2006, when market-related downtime resulted in the idling of a paper machine at the Brokaw papermaking facility for the majority of the first quarter of 2006.

The gross profit margin for Towel & Tissue was 21% for the second quarter and first six months of 2007 compared to 23% for the second quarter and first six months of 2006.  In both the quarter-over-quarter and year-over-year comparisons, increased average net selling price was unable to fully offset increases in purchased towel and tissue parent roll and wastepaper costs, as well as higher maintenance spending.

Consolidated order backlogs increased to approximately 56,200 tons at June 30, 2007, from approximately 42,900 tons at June 30, 2006.  Backlog tons at June 30, 2007 represent $74.4 million in sales compared to $55.3 million in sales at June 30, 2006.  Quarter-over-quarter improvements in customer backlog were evident in Specialty Products, while Printing & Writing and Towel & Tissue customer backlogs declined.  Specialty Products’ backlog tons increased from 23,600 tons as of June 30, 2006, to 39,400 tons at June 30, 2007.  Printing & Writing backlog tons declined to 14,000 tons at the end of the second quarter of 2007 compared to 15,600 tons at the end of the second quarter of 2006.  Towel & Tissue experienced decreased backlogs with 2,800 tons and 3,700 tons reported at the end of the second quarter of 2007 and 2006, respectively.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Selling and administrative expense	$21,378	$19,735	$42,180	$40,711
Percent increase	8%	7%	4%	13%
As a percent of net sales	7%	7%	7%	7%

Selling and administrative expenses in the second quarter of 2007 were $21.4 million compared to $19.7 million in the same period of 2006.  Stock-based incentive compensation programs resulted in a credit of less than $0.1 million and $0.7 million for the three months ended June 30, 2007 and June 30, 2006, respectively.  After adjusting for stock-based incentive compensation programs, increased compensation and benefits accounted for the majority of the quarter-over-quarter increase in selling and administrative expense.

Selling and administrative expenses for the six months ended June 30, 2007 were $42.2 million compared to $40.7 million in the same period of 2006.  Stock-based incentive compensation programs resulted in a credit of less than $0.1 million for the six months ended June 30, 2007, compared to expense of $0.6 million for the six months ended June 30, 2006.  As in the quarterly comparison, after adjusting for stock-based incentive compensation programs, the balance of the year-over-year increase is due to higher compensation and benefits.

Restructuring Charge

We recorded a pre-tax closure charge for the three and six months ended June 30, 2006 of $0.1 million and $0.2 million, respectively, for other associated costs directly related to the closure of the sulfite pulp mill located at Printing & Writing’s Brokaw papermaking mill.  The permanent closure of the pulp mill facility was announced in July 2005.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  No restructuring expense was incurred for the three and six months ended June 30, 2007, and no additional restructuring expenses are anticipated.  For additional information on the pulp mill closure, please refer to “Note 12 – Pulp Mill Closure” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Interest expense	$2,850	$2,879	$5,657	$5,592
Other income, net	126	47	332	89

Interest expense was similar between comparable quarterly periods of 2007 and 2006 at $2.9 million, respectively, as well as comparable year-to-date periods of 2007 and 2006 at $5.7 million and $5.6 million, respectively.  Interest expense during the three and six months ended June 30, 2007 was impacted by slightly higher interest rates as compared to the same periods in 2006.  Long-term debt was $159.8 million and $163.7 million at June 30, 2007 and 2006, respectively.  Long-term debt at December 31, 2006, was $160.3 million.  Interest expense in 2007 is expected to remain comparable to 2006 levels.  Other income, consisting principally of interest income, in the second quarter and year-to-date periods of 2007, is more than the same periods last year as a result of higher average cash and cash equivalent balances in 2007.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Provision (credit) for income taxes	$3,150	$2,166	$(7,132)	$2,102
Effective tax rate	40%	37%	(57%)	37%

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the first quarter of 2007, we recorded state tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  In the second quarter of 2007, we recorded a deferred state income tax provision of $0.4 million as a result of the impact of a revised estimate to our effective state tax rate used to determine our deferred tax assets and liabilities from our previous tax structure to our single member limited liability company tax structure.  The effective tax rate for the first six months of 2007, excluding the state tax benefits, was 36%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2007	2006

Cash provided by operating activities	$ 12,461	$ 5,191
Capital expenditures	13,132	11,779

For the six months ended June 30, 2007, cash provided by operating activities was $12.5 million compared to cash provided by operating activities of $5.2 million for same period in 2006.  The change in the year-over-year comparisons of cash provided by operating activities was mainly related to the levels of inventory during the respective time periods and cash paid for income taxes.  For the first half of 2007, inventories decreased approximately $3 million compared to an increase in inventory of approximately $11 million during the first half of 2006.  This favorable impact on cash was reduced by an increase in cash paid for income taxes from $2 million during the first half of 2006 to $8 million during the first half of 2007.

We have established an average internal rate of return target of 17% on all capital projects approved in 2007.  This objective was achieved on projects approved during the first six months of the year.  Capital spending for the first six months of 2007 was $13.1 million compared to $11.8 million during the first six months of 2006.  Total capital spending for the full-year of 2007 is expected to be approximately $30.0 million.

For 2007, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments.  Specialty Products spent $2.2 million on a roll wrap project, stoker boiler project, and other paper mill related equipment at the Rhinelander, Wisconsin facility.  Printing & Writing spent $0.8 million on a sheeter line project at a converting facility and $0.9 million on a color system project at the Brainerd, Minnesota, facility.  Towel & Tissue spent $2.2 million on various converting projects at the Harrodsburg, Kentucky, facility.

The balance of the spending for the first six months of 2007 was related to projects that individually are expected to cost less that $1.0 million.  These expenditures included approximately $4.9 million for essential non-or low-return projects, and approximately $2.1 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 17,000 acres and have realized after-tax earnings of approximately $14.4 million.  During the second quarter of 2007, we sold approximately 1,400 acres of timberlands, resulting in an after-tax gain of $1.8 million, compared to sales of approximately 500 acres of timberlands, resulting in an after-tax gain of $0.8 million, during the same period of 2006.  Year-to-date, we have sold approximately 1,900 acres of timberlands, resulting in an after-tax gain of $2.2 million, compared to sales of approximately 1,200 acres of timberlands, resulting in an after-tax gain of $1.8 million, during the first six months of 2006.  Gains on sales of timberlands are recorded as a reduction to costs of sales in the Condensed Consolidated Statements of Operations.  We expect our timberland sales program to continue at a pace that will allow us to complete our sales program over the next three years.  We do not plan to consummate additional timberland sales programs in the future.

Debt and Equity

(all dollar amounts in thousands)	June 30,	December 31,
	2007	2006

Short-term debt	$ 171	$ 184
Long-term debt	159,823	160,287
Total debt	159,994	160,471
Stockholders’ equity	286,305	274,074
Total capitalization	446,299	434,545
Long-term debt/capitalization ratio	36%	37%

As of June 30, 2007, there was no significant change in total debt as compared to December 31, 2006.

At June 30, 2007, under the $125 million facility that expires on July 27, 2011, we have the ability and the intent to refinance on a long-term basis the $35 million of unsecured private placement notes maturing on August 31, 2007.  As a result, we have classified the amounts as long-term on our Condensed Consolidated Balance Sheets.

Before consideration of the $35 million of unsecured private placement notes we intend to refinance on a long-term basis, on June 30, 2007, we had approximately $105.3 million available borrowing capacity under a bank facility that expires on July 27, 2011 ..  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, fund dividend payments to shareholders, and continue to repurchase shares of Wausau Paper common stock.

During 2005, we reactivated our common stock buy-back program.  At December 31, 2006, there were approximately 1.5 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  Under this authorization, we have repurchased 128,000 shares during the second quarter and first half of 2007 at a total cost of approximately $1.7 million.  At June 30, 2007, there are approximately 1.4 million shares available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We intend to continue repurchasing shares at a similar pace to repurchases in recent quarters.

Dividends

On December 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2007, to shareholders of record on February 1, 2007.  On April 19, 2007, the Board of Director’s declared a cash dividend in the amount of $0.085 per share.  The dividend was paid on May 15, 2007, to shareholders of record on May 1, 2007.  At a meeting held on June 22, 2007, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on August 15, 2007, to shareholders of record on August 1, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending June 30, 2007

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(1)

April
May	128,000	$13.5099	128,000
June

Quarterly Totals	128,000	$13.5099	128,000	1,377,574

(1)  Shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in the open market or privately negotiated transactions (the “2000 Plan”).  No price or expiration date was specified for the program’s purchases.

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 19, 2007.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Matter	Shares Voted
	For	Withheld

1. Election of Class II Directors

(a) Andrew N. Baur	45,165,451	3,245,295
(b) Dennis J. Kuester	44,151,257	4,259,489

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

WAUSAU PAPER CORP.

August 9, 2007

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002