Form 10-Q
period 2007-09-30
WAUSAU PAPER CORP.
filed 2007-11-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of common shares outstanding at October 31, 2007 was 50,249,847.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Nine Months Ended
	September 30, 2007 (unaudited) and
	September 30, 2006 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, September 30, 2007 (unaudited)
	and December 31, 2006 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Nine Months Ended
	September 30, 2007 (unaudited) and
	September 30, 2006 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-14

Item 2.	Management’s Discussion and
	Analysis of Financial Condition
	and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

_____________________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2007	2006	2007	2006

Net sales	$ 319,342	$ 306,699	$ 935,970	$ 887,648
Cost of products sold	286,316	270,721	842,853	799,566

Gross profit	33,026	35,978	93,117	88,082
Selling and administrative expenses	21,070	21,768	63,250	62,479
Restructuring expense	–	17	–	226

Operating profit	11,956	14,193	29,867	25,377
Interest expense	(2,861)	(2,904)	(8,518)	(8,496)
Other income, net	235	121	567	210

Earnings before income taxes and
cumulative effect of a change in
accounting principle	9,330	11,410	21,916	17,091
Provision (credit) for income taxes	3,251	4,222	(3,881)	6,324

Earnings before cumulative effect of
a change in accounting principle	6,079	7,188	25,797	10,767
Cumulative effect of a change in accounting
principle (net of income taxes)	–	–	–	(427)

Net earnings	$ 6,079	$ 7,188	$ 25,797	$ 10,340

Earnings per share before
cumulative effect of a change in
accounting principle – basic and diluted	$ 0.12	$ 0.14	$ 0.51	$ 0.21
Cumulative effect of a change in accounting
principle (net of income taxes), per share	–	–	–	(0.01)

Net earnings per share – basic and diluted	$ 0.12	$ 0.14	$ 0.51	$ 0.20
Weighted average shares outstanding-basic	50,457	50,889	50,625	50,990
Weighted average shares outstanding-diluted	50,679	51,162	50,937	51,282

Dividends declared per common share	$ –	$ –	$ 0.17	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	September 30,	December 31,
	2007	2006
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 19,486	$ 26,122
Receivables, net	122,886	104,801
Refundable income taxes	607	737
Inventories	111,553	122,531
Deferred income taxes	5,824	7,444
Other current assets	33,418	32,612

Total current assets	293,774	294,247

Property, plant, and equipment, net	450,318	468,372
Other assets	39,761	36,495

Total Assets	$ 783,853	$ 799,114

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 190	$ 184
Accounts payable	88,506	83,441
Accrued and other liabilities	65,184	71,557

Total current liabilities	153,880	155,182

Long-term debt	151,081	160,287
Deferred income taxes	49,688	66,574
Post-retirement benefits	103,274	101,513
Pension	2,345	14,259
Other noncurrent liabilities	33,894	27,225

Total liabilities	494,162	525,040
Stockholders’ equity	289,691	274,074

Total Liabilities and Stockholders’ Equity	$ 783,853	$ 799,114

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Nine Months Ended September 30,

(all dollar amounts in thousands)	2007	2006

Net cash provided by operating activities	$ 32,146	$ 17,080

Cash flows from investing activities:
Capital expenditures	(19,196)	(17,387)
Proceeds from property, plant, and equipment disposals	7,146	10,562

Cash used in investing activities	(12,050)	(6,825)

Cash flows from financing activities:
Net issuances of commercial paper	6,490	–
Borrowings under credit agreements	20,000	–
Payments under capital lease obligation and notes payable	(35,146)	(162)
Dividends paid	(12,930)	(13,017)
Proceeds from stock option exercises	–	1,437
Excess tax benefits related to share-based compensation	35	99
Payments for purchase of company stock	(5,181)	(5,258)

Cash used in financing activities	(26,732)	(16,901)

Net decrease in cash and cash equivalents	(6,636)	(6,646)
Cash and cash equivalents, beginning of period	26,122	15,500

Cash and cash equivalents, end of period	$ 19,486	$ 8,854

Supplemental Cash Flow Information:
Interest paid-net of amount capitalized	$ 10,767	$ 10,712
Income taxes paid	11,463	4,893

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

Note 2.

New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  We have adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred.  The condensed consolidated financial statements for 2006 have been adjusted to apply the new method retrospectively.  The application of FSP AUG AIR-1 will effect our 2006 interim period reporting and will not result in a cumulative effect adjustment to our annual consolidated financial statements.  The following tables illustrate the effect of applying the direct expensing method on individual line items in the condensed consolidated financial statements:

	Before		After
	Application of		Application of
	FSP AUG		FSP AUG
(all amounts in thousands, except per share data)	AIR-1	Adjustment	AIR-1
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2006
Cost of products sold	$ 270,213	$ 508	$ 270,721
Provision for income taxes	4,409	(187)	4,222
Net earnings	7,509	(321)	7,188
Net earnings per share – basic and diluted	0.15	(0.01)	0.14

	Before		After
	Application of		Application of
	FSP AUG		FSP AUG
(all amounts in thousands, except per share data)	AIR-1	Adjustment	AIR-1
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2006
Cost of products sold	$ 800,497	$ (931)	$ 799,566
Provision for income taxes	5,979	345	6,324
Net earnings	9,754	586	10,340
Net earnings per share – basic and diluted	0.19	0.01	0.20

The effect of applying the direct expensing method retrospectively will result in a decrease in net earnings of $0.6 million, or $0.01 per basic and diluted share, for the three months ended December 31, 2006.

Note 3.

Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”).  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  As a result of the implementation of FIN 48, we recognized a $0.04 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings at January 1, 2007.

On January 1, 2007, the liability for uncertain tax positions was $4.8 million, all of which would impact our effective tax rate if recognized, and was recorded as a current liability.  We record penalties and accrued interest related to uncertain tax positions in miscellaneous expense and interest expense, respectively.  At September 30, 2007, the total liability for uncertain tax positions was $4.9 million, with approximately $0.8 million included for the possible payment of interest and penalties.  At September 30, 2007, $3.1 million of the liability for uncertain tax positions was recorded as a current liability and $1.8 million was recorded as a noncurrent liability.

The Internal Revenue Service (“IRS”) has commenced examinations of our 1998 to 2003 tax returns that are anticipated to be concluded by the end of 2007.  These examinations relate to certain research and development credits recorded during these respective tax return years.  In addition, we are currently open to audit under the statute of limitations by the IRS for the years ending December 31, 2004 through 2006.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  The anticipated charges with respect to the aforementioned items are included in the liability for uncertain tax positions recorded at September 30, 2007.

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

The major temporary differences that give rise to our deferred tax assets and liabilities were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Deferred tax assets:
Accrued compensated absences	$ 4,466	$ 4,281
Pensions	117	1,648
Post-retirement benefits	42,783	40,522
State net operating loss carry forward	15,039	15,466
Other	25,641	25,088
Gross deferred tax asset	88,046	87,005
Less valuation allowance	(1,591)	(12,267)
Net deferred tax assets	86,455	74,738
Deferred tax liabilities:
Property, plant, and equipment	(115,203)	(120,271)
Other	(15,116)	(13,597)
Gross deferred tax liability	(130,319)	(133,868)
Net deferred tax liability	$ (43,864)	$ (59,130)

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2007	2006	2007	2006

Net earnings	$ 6,079	$ 7,188	$ 25,797	$ 10,340

Basic weighted average common shares outstanding	50,457	50,889	50,625	50,990
Effect of dilutive securities:
Share-based compensation awards	222	273	312	292

Diluted weighted average common shares outstanding	50,679	51,162	50,937	51,282

Net earnings per share:
Basic	$ 0.12	$ 0.14	$ 0.51	$ 0.20
Diluted	$ 0.12	$ 0.14	$ 0.51	$ 0.20

Share-based compensation awards for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three and nine months ended September 30, 2007, 1,066,311 and 695,516 shares, respectively, under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.  For the three and nine months ended September 30, 2006, 795,311 and 736,622 shares, respectively, under share-based compensation plans were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 6.

Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Trade	$ 120,887	$ 104,049
Other	3,044	2,113
	123,931	106,162
Less: allowances for doubtful accounts	(1,045)	(1,361)

	$ 122,886	$ 104,801

Note 7.

Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Raw materials	$ 37,060	$ 37,393
Work in process and finished goods	108,539	114,584
Supplies	5,692	9,457
Inventories at cost	151,291	161,434
Less: LIFO reserve	(39,738)	(38,903)

	$ 111,553	$ 122,531

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $746.3 million as of September 30, 2007, and $712.0 million as of December 31, 2006.  The provision for depreciation, amortization, and depletion for the three months ended September 30, 2007, and September 30, 2006 was $15.3 million and $14.5 million, respectively.  The provision for depreciation, amortization, and depletion for the nine months ended September 30, 2007 and September 30, 2006 was $44.6 million and $43.4 million, respectively.

Included in cost of sales for the three and nine months ended September 30, 2007, were net gains on sales of property, plant, and equipment of $2.9 million and $6.7 million, respectively, including gains on sales of timberlands of $2.8 million and $6.4 million, respectively.  Included in cost of sales for the three and nine months ended September 30, 2006, were net gains on sales of property, plant, and equipment of $6.5 million and $8.7 million, respectively, including gains on sales of timberlands of $6.5 million and $9.3 million, respectively.

Note 9.

Debt

As of September 30, 2007, we had approximately $6.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement that expires July 27, 2011, equal to the amount of outstanding commercial paper.

As of September 30, 2007, we had $20.0 million of outstanding borrowings under our $125 million unsecured revolving-credit facility that expires on July 27, 2011.  Under this facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper at September 30, 2007.  As a result, we have classified the amount as long-term on our Condensed Consolidated Balance Sheets.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006, were as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$ 2,033	$ 1,958	$ 629	$ 800
Interest cost	2,759	2,596	1,286	1,311
Expected return on plan assets	(3,354)	(3,003)	–	–
Amortization of:
Prior service cost (benefit)	702	539	(957)	(831)
Actuarial loss	636	797	583	492

Net periodic benefit cost	$ 2,776	$ 2,887	$ 1,541	$ 1,772

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006, were as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$ 5,849	$ 5,875	$ 1,887	$ 2,401
Interest cost	8,269	7,787	3,859	3,932
Expected return on plan assets	(10,062)	(9,009)	–	–
Amortization of:
Prior service cost (benefit)	1,789	1,617	(2,871)	(2,493)
Actuarial loss	1,872	2,392	1,748	1,475

Net periodic benefit cost	$ 7,717	$ 8,662	$ 4,623	$ 5,315

We previously disclosed in our consolidated financial statements for the year ended December 31, 2006, that although we do not have a minimum funding requirement for defined benefit pension plans in 2007, we may elect to make contributions of up to $16.2 million directly to pension plans.  As of September 30, 2007, we have made payments of approximately $12.0 million to our pension plans.  In addition, we previously reported that we expected to contribute $4.1 million directly to other post-retirement plans in 2007.  We now expect to contribute $4.7 million directly to other post-retirement plans in 2007.  As of September 30, 2007, we have contributed $3.5 million to our post-retirement plans.

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

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2007, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.2 million and $0.8 million, respectively.  During the three and nine months ended September 30, 2006, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.2 million and $0.4 million, respectively.

During the nine months ended September 30, 2007, we granted 40,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $13.75 per share.  In addition, as a component of the director compensation policy, we awarded 8,110 of performance units during the nine months ended September 30, 2007.

No grants of restricted stock were made during the nine months ended September 30, 2007.

On an annual basis, we generally grant stock options and performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the nine months ended September 30, 2007, we granted 413,102 performance-based stock options with a weighted-average exercise price of $15.17 per share, and 37,410 performance unit awards as part of a performance-based compensation award for the year ending December 31, 2007.  During the three and nine months ended September 30, 2007, we have recognized approximately $0.1 million and $0.3 million, respectively, in share-based compensation expense related to the performance-based awards for 2007, as it is probable a portion of the awards will vest as performance criteria are met.

Share-based compensation expense related to fixed option grants and performance unit awards are included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $0.5 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three and nine months ended September 30, 2007, we recognized a credit of approximately $0.8 million and $1.2 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and nine months ended September 30, 2006, we recognized approximately $0.4 million and $0.7 million, respectively, in share-based compensation expense related to stock appreciation rights and dividend equivalents.  Share-based compensation related to stock appreciation rights and dividend equivalents is included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 12.

Pulp Mill Closure

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, facility.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  No closure-related charges impacting cost of sales were incurred during the three months ended September 30, 2006.  The cost of sales for the nine months ended September 30, 2006, include pre-tax pulp mill closure charges of $0.1 million.  Restructuring expense for the three and nine months ended September 30, 2006, reflect pre-tax charges of $0.01 million and $0.2 million, respectively, for other associated closure costs.  There were no charges to cost of sales or restructuring expense for the nine months ended September 30, 2007.  No additional charges related to the pulp mill closure are anticipated.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Net sales external customers:
Specialty Products	$ 120,711	$ 119,030	$ 370,616	$ 352,459
Printing & Writing	119,548	109,580	339,621	320,931
Towel & Tissue	79,083	78,089	225,733	214,258

	$ 319,342	$ 306,699	$ 935,970	$ 887,648

Operating profit (loss):
Specialty Products	$ 2,236	$ (328)	$ 7,104	$ 4,471
Printing & Writing	(1,279)	1,106	(5,387)	(9,132)
Towel & Tissue	11,080	11,534	32,114	32,087
Corporate & eliminations	(81)	1,881	(3,964)	(2,049)

	$ 11,956	$ 14,193	$ 29,867	$ 25,377

	September 30,	December 31,
	2007	2006

Segment assets:
Specialty Products	$ 314,930	$ 319,387
Printing & Writing	237,562	243,362
Towel & Tissue	185,510	184,140
Corporate & Unallocated*	45,851	52,225

	$ 783,853	$ 799,114

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

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We are currently evaluating the impact of EITF 06-11 on our financial statements.

Note 15.

Subsequent Events

On October 19, 2007, the minimum net worth covenants under the $125 million unsecured revolving-credit facility (“Credit Facility”) and the $138.5 million note purchase agreement (“Note Purchase Agreement”) were amended.  Under the amendments, the minimum consolidated net worth covenant is initially $200.0 million and will be adjusted quarterly to include 25% of quarterly consolidated net income and proceeds from equity sales.  At the time of the amendments, we were in compliance with the terms of all financial and other covenants under the Credit Facility and the Note Purchase Agreement and remain compliant under the amended terms.

On October 23, 2007, we announced a plan to permanently close the Groveton, New Hampshire mill, with manufacturing operations to cease effective December 31, 2007.  Total closure charges are estimated to be approximately $72.0 million, with non-cash charges, primarily related to the write-down of long-lived assets, accounting for approximately $41.0 million  of the total.  The estimated cash expenditures of $31.0 million include one-time termination benefits, lease termination costs, future costs under the gas transmission agreement in place at the mill, and other related closure costs.  Closure charges of approximately $52.0 million are expected in the fourth quarter of 2007, with the remaining charges of approximately $20.0 million expected to occur during the first half of 2008.

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

Overview

In the third quarter of 2007, net sales reached record levels of $319.3 million, an increase of 4% from net sales of $306.7 million during the third quarter of 2006.  Shipments increased slightly in the same quarter-over-quarter comparison.  Year-to-date, net sales improved to $936.0 million, in 2007 from net sales of $887.6 million during the same period in 2006 – an increase of 5%.  In the same year-to-date comparison, shipments increased 1% in 2007 as compared to 2006.

In the third quarter of 2007, we reported net earnings of $6.1 million, or $0.12 per share, compared to prior year net earnings of $7.2 million, or $0.14 per share.  For the nine months ended September 30, 2007, we reported net earnings of $25.8 million, or $0.51 per share, compared to net earnings of $10.3 million, or $0.20 per share, in the first nine months of 2006.  Included in the first nine months of 2007 were one-time state tax benefits of $11.6 million, or $0.23 per share, related to the January 1, 2007, restructuring of our subsidiaries to realign them more closely with our current operating structure.  The subsidiary realignment allows for the future utilization of previously reserved state net operating loss and credit carryovers.  For additional information on the restructuring, please refer to “Note 4 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.  Net earnings for the first nine months of 2006 include a charge for the cumulative effect of a change in accounting principle, net of related income taxes, of $0.4 million, or $0.01 per share, as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006.

In the quarter-over-quarter consolidated comparison, net earnings was impacted by overall improvements in product pricing, however, those improvements were unable to offset more significant increases in fiber-related costs and other manufacturing cost increases experienced during 2007 compared to 2006.  In the nine month year-over-year comparison, improvements in product pricing and volume gains, combined with overall lower energy costs and increased productivity, more than offset fiber-related cost and other manufacturing cost increases experienced during 2007 compared to the same period in 2006.

Operations Review

Net Sales

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Net sales	$ 319,342	$ 306,699	$ 935,970	$ 887,648
Percent increase	4%	7%	5%	7%

Consolidated net sales of $319.3 million for the three months ended September 30, 2007, improved 4% over consolidated net sales of $306.7 million for the three months ended September 30, 2006.  Shipments improved less than 1% quarter-over-quarter with 234,572 tons shipped during the third quarter of 2007 and 233,543 tons shipped during the third quarter of 2006.  During the same comparative periods, average net selling price improved approximately 4%, or more than $11 million.

For the nine months ended September 30, 2007 and 2006, consolidated net sales were $936.0 million and $887.6 million, respectively, a 5% improvement year-over-year.  Year-to-date shipments at September 30, 2007 were 699,018 tons which represented a 1% increase over the 689,755 tons shipped during the same nine-month period in 2006.  During the first nine months of 2007, average net selling price improved 4%, or approximately $37 million.

Specialty Products’ net sales for the third quarter of 2007 were $120.7 million, an increase of 1% from net sales of $119.0 million reported during the same period in 2006.  Quarter-over-quarter, average net selling price improved approximately 8%, or more than $9 million, with more than half of the increase due to product mix improvement.  Specialty Products’ shipments declined 6% to 94,227 tons in the three months ended September 30, 2007, from 100,548 tons shipped in the three months ended September 30, 2006.  The decline in shipments quarter-over-quarter was due in part to shipments of generally lower basis weight products and by a decrease in paper mill packaging shipments.

For the first nine months of 2007, Specialty Products’ net sales improved 5% to $370.6 million from $352.5 million in the first nine months of 2006.  Shipment volume declined 1% to 294,456 tons during the first nine months of 2007, compared to 297,555 tons shipped during the first nine months of 2006.  As in the quarterly comparison, lower basis weight products and a decrease in paper mill packaging shipments accounted for the year-over-year decline in volume. The decline in total shipments year-over-year was offset by an increase in average net selling price of approximately 6%, or more than $21 million, with actual product selling price gains generating the majority of the improvement.

For the three months ended September 30, 2007, Printing & Writing reported net sales of $119.5 million, an increase of 9% over reported net sales in the third quarter of 2006 of $109.6 million.  The current quarter improvement in net sales was due to a nearly 10% increase in shipment volume as 95,726 tons were shipped during the third quarter of 2007, compared to 87,339 tons during the third quarter of 2006.  Average net selling price for the business segment remained flat quarter-over-quarter, as a less favorable product mix offset actual product selling price improvements.

Year-to-date net sales for Printing & Writing increased 6% to $339.6 million in 2007 from $320.9 million in 2006.  Shipment volume improved 4% year-over-year with 275,572 tons shipped during the nine months ended September 30, 2007, and 264,281 tons shipped during the nine months ended September 30, 2006.  Average net selling price improved nearly 2%, or approximately $6 million, with actual product selling price increases more than offsetting a weaker product mix.

Towel & Tissue reported net sales of $79.1 million for the three-month period ended September 30, 2007, an increase of 1% from net sales of $78.1 million reported in the same three-month period of 2006.  For the third quarter of 2007, total shipments declined 2% to 44,619 tons from 45,656 tons during the same period last year.  The quarter-over-quarter decrease in shipments is primarily due to reduced commodity-oriented product volumes.  The reduced shipment volumes were offset by average net selling price increases of approximately 4%, or more than $3 million, in the third quarter of 2007 over the third quarter of 2006, due to a combination of actual product selling price improvements and product mix enhancements.

Net sales for the first nine months of 2007 and 2006 were $225.7 million and $214.3 million, respectively, for Towel & Tissue – an improvement of 5% year-over-year.  Strong product selling price increases and product mix improvements drove an increase in average net selling price of 5%, or approximately $11 million, as compared to 2006.  In addition, shipments of 128,990 tons during the first three quarters of 2007 increased 1% over shipments of 127,919 tons during the first three quarters of 2006.

Gross Profit

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Gross profit on sales	$ 33,026	$ 35,978	$ 93,117	$ 88,082
Gross profit margin	10%	12%	10%	10%

Gross profit for the three months ended September 30, 2007, was $33.0 million compared to $36.0 million for the three months ended September 30, 2006.  On a consolidated basis, overall improvements in average net selling price were unable to offset unfavorable manufacturing cost increases and increases in fiber-related costs, as well as decreases in gains from the timberland sales program.  Fiber-related costs increased approximately $9 million during the third quarter of

2007 as compared to the same period in 2006, with the most significant increases occurring in market pulp with prices increasing $7 million, and wastepaper prices increasing $2 million.  Gains on sales of timberlands decreased by approximately $4 million during the three months ended September 30, 2007, as compared to the same period in 2006.Over the same quarterly comparative period, energy prices remained nearly flat, with increased electricity costs offsetting a decline in natural gas prices.

Gross profit increased to $93.1 million for the nine months ended September 30, 2007, from $88.1 million reported for the same period in 2006.  Year-over-year, gains in average net selling price and shipments, as well as a decline in energy costs, more than offset increases in fiber-related costs and decreases in gains from the timberland sales program.  In total, energy prices, driven mainly by natural gas, decreased nearly $5 million in the first nine months of 2007, compared to the first nine months of 2006, while fiber-related costs increased approximately $36 million during the same comparative period.  While fiber-related prices increased broadly year-over-year, the most significant increases occurred in market pulp with prices increasing $26 million, and wastepaper prices increasing $6 million.  During the first nine months of 2007, gains on sales of timberlands declined nearly $3 million compared to the first nine months of 2006.

The gross profit margin for Specialty Products was 7% in the third quarter of 2007 compared to 5% in the third quarter of 2006.  Specialty Products’ average net selling price gains more than offset higher manufacturing costs, including market pulp and linerboard.

Specialty Products gross profit margin improved to 7% during the first nine months of 2007 compared to 6% reported during the first nine months of 2006.  The year-over-year nine-month comparison was impacted by similar factors as the third quarter comparison.

In the third quarter of 2007, Printing & Writing’s gross profit as a percent of net sales was 5% compared to 7% of net sales for the third quarter of 2006.  The decrease in gross profit is a result of unfavorable cost pressures with respect to market pulp, while average net selling price remained flat.

Year-to-date, Printing & Writing’s gross profit margin was 4% of net sales in 2007 compared to 3% in 2006.  Year-to-date improvements in product selling price, operational efficiency gains, reduced maintenance spending, and favorable energy prices more than offset increases in market pulp prices for the first nine months of 2007 compared to the same period of 2006.

Towel & Tissue gross profit margin was comparable at 21% in the third quarter of 2007 and 2006.  Quarter-over-quarter, increased average net selling price offset increases in manufacturing costs, including wastepaper and purchased towel and tissue parent rolls.

The gross profit margin for Towel & Tissue was 21% for the first nine months of 2007 compared to 22% for the first nine months of 2006.  Year-to-date, increased average net selling price was unable to offset increases in purchased towel and tissue parent roll and wastepaper costs.

Consolidated order backlogs decreased to approximately 50,400 tons at September 30, 2007, from approximately 50,800 tons at September 30, 2006.  Backlog tons at September 30, 2007, represent $68.7 million in sales compared to $65.9 million in sales at September 30, 2006.

Quarter-over-quarter increases in customer backlog were evident in Specialty Products, while Printing & Writing customer backlogs declined, and Towel & Tissue customer backlogs remained level.  Specialty Products’ backlog tons improved to 35,600 tons as of September 30, 2007, from 32,900 tons at September 30, 2006.  Printing & Writing backlog tons decreased to 11,200 tons at the end of the third quarter of 2007 compared to 14,300 tons at the end of the third quarter of 2006.  Towel & Tissue backlog tons remained stable at 3,600 tons at September 30, 2007 and 2006.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.

Selling and Administrative Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Selling and administrative expense	$ 21,070	$ 21,768	$ 63,250	$ 62,479
Percent increase (decrease)	(3%)	14%	1%	14%
As a percent of net sales	7%	7%	7%	7%

Selling and administrative expenses in the third quarter of 2007 were $21.1 million compared to $21.8 million in the same period of 2006.  Stock-based incentive compensation programs resulted in a credit of $1.0 million for the three months ended September 30, 2007, compared to expense of $0.8 million for the three months ended September 30, 2006.  After adjusting for stock-based incentive compensation programs, increased compensation and benefits accounted for the majority of the quarter-over-quarter increase in selling and administrative expense.

Selling and administrative expenses for the nine months ended September 30, 2007, were $63.3 million compared to $62.5 million in the same period of 2006.  Stock-based incentive compensation programs resulted in a credit of $1.0 million for the nine months ended September 30, 2007, compared to expense of $1.4 million for the nine months ended September 30, 2006.  As in the quarterly comparison, after adjusting for stock-based incentive compensation programs, the balance of the year-over-year increase is due to higher compensation and benefits.

Restructuring Charge

We recorded a pre-tax closure charge for the three and nine months ended September 30, 2006, of $0.01 million and $0.2 million, respectively, for other associated costs directly related to the closure of the sulfite pulp mill located at Printing & Writing’s Brokaw papermaking mill.  The permanent closure of the pulp mill facility was announced in July 2005.  The pulp mill was closed in November 2005 and the related long-lived assets were abandoned.  No restructuring expense was incurred for the three and nine months ended September 30, 2007, and no additional restructuring expense with respect to the pulp mill closure is anticipated.  For additional information on the pulp mill closure, please refer to “Note 12 – Pulp Mill Closure” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Interest expense	$ 2,861	$ 2,904	$ 8,518	$ 8,496
Other income	235	121	567	210

Interest expense was similar between comparable quarterly periods of 2007 and 2006 at $2.9 million, respectively, as well as comparable year-to-date periods of 2007 and 2006 at $8.5 million, respectively.  Although average long-term debt balances declined in the quarter-over-quarter and year-to-date analyses, slightly higher interest rates offset the balance declines.  Long-term debt was $151.1 million and $160.5 million at September 30, 2007 and 2006, respectively.  Long-term debt at December 31, 2006, was $160.3 million.  Interest expense in 2007 is expected to be slightly lower than 2006 levels for the remainder of the year.  Other income, consisting principally of interest income, in the third quarter and year-to-date periods of 2007, has increased over the same periods in 2006 as a result of higher average cash and cash equivalent balances in 2007.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2007	2006	2007	2006

Provision (credit) for income taxes	$ 3,251	$ 4,222	$(3,881)	$ 6,324
Effective tax rate	35%	37%	(18%)	37%

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the first quarter of 2007, we recorded state tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  In the second quarter of 2007, we recorded a deferred state income tax provision of $0.4 million as a result of the impact of a revised estimate to our effective state tax rate used to determine our deferred tax assets and liabilities from our previous tax structure to our single member limited liability company tax structure.  The effective tax rate for the first nine months of 2007, excluding the state tax benefits, was 35%.  The effective rate for the remainder of 2007 is expected to be in the range of 37% to 38%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2007	2006

Cash provided by operating activities	$ 32,146	$ 17,080
Capital expenditures	19,196	17,387

Cash provided by operating activities was $32.1 million and $17.1 million for the nine months ended September 30, 2007 and 2006, respectively.  Inventory decreased approximately $11 million during the first nine months of 2007, compared to inventory builds of approximately $13 million during the first nine months of 2006.  Cash provided by operating activities was also impacted by an increase in net earnings, which was offset by increases in accounts receivable and other assets as well as decreases in accounts payable and accrued and other liabilities during the first nine months of 2007 compared to the same period in 2006.  On a combined basis, these items resulted in a reduction of cash provided by operating activities of approximately $3 million during the first three quarters of 2007 compared to the first three quarters of 2006.  In addition, cash paid for income taxes increased from $5 million during the first nine months of 2006 to $11 million during the same period in 2007.

We have established an average internal rate of return target of 17% on all capital projects approved in 2007.  Capital spending for the first nine months of 2007 was $19.2 million compared to $17.4 million during the first nine months of 2006.  Total capital spending for the full year of 2007 is expected to be less than $30 million.

For 2007, capital expenditures for projects with total spending expected to exceed $1.0 million occurred in all three business segments.  Specialty Products spent $3.4 million on a roll wrap project, stoker boiler project, and other paper mill related equipment at the Rhinelander, Wisconsin facility.  Printing & Writing spent $0.9 million on a sheeter line project at a converting facility and $1.1 million on a color system project at the Brainerd, Minnesota, facility.  Towel & Tissue spent $2.6 million on various converting projects at the Harrodsburg, Kentucky, facility.

The balance of spending for the first nine months of 2007 was related to projects that individually are expected to cost less than $1.0 million.  These expenditures included approximately $8.0 million for essential non- or low-return projects, and approximately $3.2 million on projects expected to provide a return in excess of our targeted internal rate of return.

During 2005, we announced our intent to sell, over the next three to four years, approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 18,600 acres and have realized after-tax earnings of approximately $16.2 million.  During the third quarter of 2007, we sold approximately 1,600 acres of timberlands, resulting in an after-tax gain of $1.8 million, compared to sales of approximately 5,800 acres of timberlands, resulting in an after-tax gain of $4.1 million, during the third quarter of 2006.  For the first nine months of 2007, we have sold approximately 3,500 acres of timberlands, resulting in an after-tax gain of $4.0 million, compared to sales of approximately 7,000 acres of timberlands, resulting in an after-tax gain of $5.9 million, during the first nine months of 2006.  We expect our timberland sales program to continue on a pace that will allow for completion of our sales program over the next three years.  We do not plan to consummate additional timberland sales programs in the future.  Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 8 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2007	2006

Short-term debt	$ 190	$ 184
Long-term debt	151,081	160,287
Total debt	151,271	160,471
Stockholders’ equity	289,691	274,074
Total capitalization	440,962	434,545
Long-term debt/capitalization ratio	34%	37%

As of September 30, 2007, long-term debt decreased $9.2 million as compared to the $160.3 million borrowed at December 31, 2006.  During the third quarter of 2007, we repaid $35.0 million of the unsecured private placement notes that matured on August 31, 2007.  To fund the retirement of the notes, we borrowed $20.0 million under our $125 million unsecured revolving-credit agreement that expires July 27, 2011.  In addition, we had net borrowings of $6.5 million in commercial paper under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper.

At September 30, 2007, $20.0 million was outstanding under our $125 million unsecured revolving-credit facility and $6.5 million was outstanding under an existing unrated commercial paper placement agreement.  Under the unsecured revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper at September 30, 2007.  As a result, we have classified the amounts as long-term on our Condensed Consolidated Balance Sheets.

On September 30, 2007, we had approximately $78.8 million available borrowing capacity under the unsecured revolving-credit facility that expires on July 27, 2011.  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, fund dividend payments to shareholders, and continue to repurchase shares of Wausau Paper common stock.

On October 19, 2007, the minimum net worth covenants under the $125 million unsecured revolving-credit facility and the $138.5 million note purchase agreement were amended.  For additional information on the amendment, please refer to “Note 15 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

During 2005, we reactivated our common stock buy-back program.  At December 31, 2006, there were approximately 1.5 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  Under this authorization, we have repurchased 442,100 shares during the nine months ended September 30, 2007, at a total cost of approximately $5.2 million, with 314,100 shares at a cost of approximately $3.5 million repurchased during the third quarter of 2007.  At September 30, 2007, there are approximately 1.1 million shares available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We intend to continue repurchasing shares at a similar pace to repurchases in recent years.

Dividends

On December 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2007, to shareholders of record on February 1, 2007.  On April 19, 2007, the Board of Directors declared a quarterly cash dividend in the amount of $0.085 per common share.  The dividend was paid on May 15, 2007, to shareholders of record on May 1, 2007.  On June 22, 2007, the Board of Directors declared a quarterly cash dividend in the amount of $0.085 per common share.  The dividend was paid on August 15, 2007, to shareholders of record on August 1, 2007.  At a meeting held on October 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on November 15, 2007, to shareholders of record on November 1, 2007.

Commitments and Contractual Obligations

As of September 30, 2007, there have been no significant changes to our commitments and contractual obligations outside the normal course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  As a result of the announcement to permanently close our Groveton, New Hampshire paper mill which occurred on October 23, 2007, we are currently evaluating the timing of cash settlements with respect to certain previously disclosed commitments and contractual obligations and any new commitments or contractual obligations resulting from the announced paper mill closure.  For additional information on the closure of the Groveton, New Hampshire mill, please refer to “Note 15 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

Subsequent Event

On October 23, 2007, we announced a plan to permanently close the Groveton, New Hampshire mill, with manufacturing operations to cease effective December 31, 2007.  For additional information on the closure of the Groveton, New Hampshire mill, please refer to “Note 15 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending September 30, 2007

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(1)

July	30,000	$11.3725	30,000
August	284,100	$10.9021	284,100
September

Quarterly Totals	314,100	$10.9470	314,100	1,063,474

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

WAUSAU PAPER CORP.

November 9, 2007

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

{00149110.DOC/1}