Form 10-K
period 2007-12-31
WAUSAU PAPER CORP.
filed 2008-03-14
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

       (Mark One)

☒

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☒

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☒

Non-accelerated filer  ☐

Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2007, the aggregate market value of the common stock shares held by non-affiliates was approximately $613,979,411.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 15, 2008, 49,757,042 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2008 annual meeting of shareholders

(to the extent noted herein): Part III

TABLE OF CONTENTS

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

15

Item 2.

Properties

16

Item 3.

Legal Proceedings

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

PART II

Item 5.

Market For The Registrant’s Common Equity, Related Stockholder

Matters, and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

21

Item 7.

Management’s Discussion & Analysis of Financial Condition and Results

of Operations

22

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

40

Item 8.

Financial Statements and Supplementary Data

41

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosures

82

Item 9A.

Controls and Procedures

82

Item 9B.

Other Information

82

PART III

Item 10.

Directors and Executive Officers of the Registrant

83

Item 11.

Executive Compensation

84

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

85

Item 13.

Certain Relationships and Related Transactions

85

Item 14.

Principal Accounting Fees and Services

86

PART IV

Item 15.

Exhibits, Financial Statement Schedules

86

-i-

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Information Concerning Forward-Looking Statements” in Item 7.  This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products within three principal operating segments: Specialty Products, Printing & Writing, and Towel & Tissue.  All three of our business segments market their products under the Wausau Paper® trademark. Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2007, we had approximately 2,800 employees at ten operating facilities located in six states.

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

Wausau Paper’s ten operating facilities are organized into the three business segments as described below.

Effective January 1, 2007, for tax and administrative purposes, we reorganized the various subsidiaries which comprised our operating segments.  Each segment is organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper.

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

Specialty Products’ papers are sold to manufacturers and converters, primarily in the United States, that serve a host of industries including consumer products, food service, product identification, medical packaging, and manufacturing.  Under the Wausau Paper® trademark, products are marketed under a variety of brands including EcoSelect™, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProPly®, and ProTec®.

Primary competition for Specialty Products comes from approximately 8 paper producing companies of which our principal competitors include UPM, Packaging Dynamics Corporation, Ahlstrom Corporation, Boise Cascade, LLC, and Neenah Paper, Inc.

Specialty Products also operates converting facilities in Columbus, Wisconsin, and Jackson, Mississippi, which produce moisture-barrier laminated roll wrap used to protect rolls of paper during storage and shipment, and related specialty finishing and packaging products such as custom coating, laminating, and converting, as well as, consumer products including fabric softener sheets that are sold through retail merchandisers.  On December 14, 2007, the roll wrap business was sold to Cascades Sonoco, Inc.  Specialty Products will continue to manufacture roll wrap and related products for the buyer during a post-closing transition period which expires on July 2, 2008.  Specialty Products will utilize other existing facilities to continue to produce consumer products after the expiration of the post-closing transition period.

Printing & Writing

Printing & Writing produces and converts fine printing and writing paper products in three facilities.  At facilities in Appleton and Brokaw, Wisconsin; and Brainerd, Minnesota, Printing & Writing manufactures and converts a broad line of premium uncoated printing, writing, imaging, text, cover; and board grades, in various weights, colors, sizes, and finishes.  Prior to December 31, 2007, Printing & Writing operated a manufacturing facility in Groveton, New Hampshire.  In December 2007, we ceased papermaking operations at this facility allowing us to reduce our exposure to unprofitable commodity paper and other non-strategic business.  Due to the interchangeability of our printing and writing paper production on our paper machines within the Printing & Writing business segment, as well as shared distribution, sales and marketing, and customer service, we will continue to manufacture and sell the same broad line of fine printing and writing paper products at our remaining Printing & Writing facilities. In 2007, approximately 39% of the fine printing and writing papers we produced were colored papers.  Distribution warehouses are currently maintained in Appleton and Brokaw, Wisconsin; Dallas, Texas; Groveton, New Hampshire; and Los Angeles, California.

Under the Wausau Paper® trademark, products are marketed under a variety of brands, including Astrobrights®, Astropaque®, Royal, Exact®, Professional Series™, and Creative Collection™.  These papers are used for printed and photocopied documents such as flyers, annual reports, brochures, announcements, and greeting cards.  Approximately 73% of Printing & Writing’s products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply and mass merchandisers to reach consumers.  Products are also sold in roll form to converters that serve, as an example, the greeting card, envelope, and announcement industry.  The segment’s fine printing and writing sales are estimated to be approximately 3% of the total North American uncoated free-sheet market although a greater share is held in certain segments of this market.

Competition in printing and writing grades comes from major integrated paper companies as well as smaller, privately held non-integrated companies.  We estimate that the number of principal competitors in the printing and writing grade papers portion of the uncoated free-sheet market is approximately 8 of which our principal competition includes International Paper Company, Domtar, Inc., Neenah Paper, Inc., Mohawk Fine Papers, Inc., Boise Cascade, LLC, and Finch Paper.

Towel & Tissue

Towel & Tissue produces a broad line of paper towel and tissue products which are marketed along with soap and dispensing system products for the industrial and commercial “away-from-home” market.

Under the Wausau Paper® trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, Dubl-Nature®, and Dubl-Tough®.  These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products.  Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels.  Towel & Tissue operates a paper mill located in Middletown, Ohio and a converting facility and its main distribution warehouse are located in Harrodsburg, Kentucky.  In addition, Towel & Tissue currently maintains distribution warehouses in Danville, Kentucky, and Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters who service consumer and food service markets as well as the industrial and institutional markets concentrated on by Towel & Tissue.  Our major competitors include Georgia-Pacific Corporation, Kimberly Clark Corporation, and SCA Hygiene Products.

Export Sales

Currently, foreign sales represent approximately 8 percent of Wausau Paper’s consolidated net sales, with sales to Canada representing 6 percent of consolidated net sales. Refer to Note 12 of the Notes to Consolidated Financial Statements for our geographic data.

Raw Materials

Pulp is the basic raw material for paper production and represents approximately one-half of the total raw material cost of making paper.  The Mosinee mill within the Specialty Products business segment is our only facility with a pulp producing operation. During 2007, the Mosinee pulp mill provided a percentage of the fiber needs to our Wisconsin paper operations as follows:  Mosinee, 60% and Rhinelander, 5%. The balance of our pulp needs at the Mosinee and Rhinelander mills and all of the pulp used at our other facilities (an aggregate of approximately 530,000 air-dried metric tons in 2007) was purchased on the open market, principally from pulp mills throughout the United States and Canada.  We have purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

In 2007, wood fiber that is required for operation of our pulp mill was purchased on the open market in the form of pulpwood and chips from independent contractors.  In addition, approximately 3% of the timber consumed in pulping operations was produced from Wausau Paper-owned timberlands.  Open-market pulpwood was purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis.  Open-market chips were also purchased from independent sawmills.

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

Energy

Wausau Paper’s paper mills consume significant amounts of electrical and steam energy which are adequately supplied by public utilities or generated at Wausau Paper operated facilities.  We generate approximately 33% of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower.  Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations.  We continue to explore alternative power sources as an ongoing business practice.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreement, but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2008 and 2019.  At December 31, 2007, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2008 and 2010. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Patents and Trademarks

Wausau Paper adopts trademarks and develops inventions and files trademark and patent applications for them, as appropriate.  Trademarks include Wausau Paper®, EcoSelect™, ProPly®, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProTec®, Astrobrights®, Astropaque®, Exact®, Bay West®, EcoSoft™, EcoSelect™, DublSoft®, OptiCore®, Revolution®, Dubl-Nature®, Dubl-Tough®, and Wave ’N Dry®, among others.  Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets, and certain silicone release papers.  We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business.  We do not own or hold material licenses, franchises, or concessions.

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

Working Capital

As is customary in the paper industry, we carry adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to our customers.

Major Customers

No single customer accounted for 10% or more of our consolidated net sales during 2007.  On a segment basis, two customers accounted for approximately 30% of our Printing & Writing business net sales and one customer accounted for approximately 14% of our Towel & Tissue net sales while no single customer in Specialty Products’ business segment comprised 10% or more of the respective segment net sales.

Backlog

Consolidated order backlogs at December 31, 2007, increased to approximately 49,900 tons representing $65.4 million in sales compared to 48,300 tons, or $59.9 million of sales at December 31, 2006, and 42,500 tons, or $52.1 million in sales at December 31, 2005. The change in customer order backlog at December 31, 2007, compared to December 31, 2006, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  A backlog of unmade customer orders is monitored to optimize paper machine production.  The entire backlog at December 31, 2007 is expected to be shipped during fiscal 2008. Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved development of a variety of new release liners for Specialty Products’ line of “peel-and-stick” liner papers, food-packaging/food-service papers, and the development of new color and writing grades at Printing & Writing.  Expenditures for product development were $2.6 million, $2.1 million, and $1.9 million in 2007, 2006, and 2005, respectively.

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

We have a strong commitment to protecting the environment.  Like our competitors in the paper industry, we face increasing capital investments and operating expenses to comply with expanding and more stringent environmental regulations.  We estimate that our capital expenditures for environmental compliance purposes will approximate $0.8 million in 2008.

We believe that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on our competitive position, consolidated financial condition, liquidity, or results of operations.

Wausau Paper is not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act.  In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin.  Our estimate of remediation and water replacement costs associated with the landfill is approximately $1.5 million.  These costs will likely be shared among the members of an ad hoc group of PRPs. We are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.  We are continuing to pursue coverage of defense costs and liability coverage with our insurance carriers.

Note 9 of the Notes to Consolidated Financial Statements discusses our policies with respect to the accrual of remediation costs.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

Employees

We had approximately 2,800 employees at the end of 2007.  Most hourly mill employees are covered under collective bargaining agreements.  A new three-year labor agreement was negotiated with United Steel Workers Local 2-1260 and 1381 at Printing & Writing’s Brokaw, Wisconsin facility in 2007, retroactive to June 1, 2006.  Also, a new three-year labor contract was negotiated with the United Steelworkers Local 04-00061 at our Printing & Writing’s Groveton, New Hampshire facility.  Later in 2007, we negotiated a settlement agreement with the United Steelworkers Local 04-00061 directly as a result of the decision to cease papermaking operations at Printing & Writing’s Groveton, New Hampshire facility in December 2007.  Labor agreements will expire at other facilities in 2008, 2009, and 2010.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of March 14, 2008.  Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

San W. Orr, Jr., 66

Chairman of the Board of the Company and Advisor, Estates of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995; 1989-1990); formerly Chairman of the Board (1987-1997) and a Director (1972-1997) of Mosinee Paper Corporation; also a Director of Marshall & Ilsley Corporation.

Thomas J. Howatt, 58

President and Chief Executive Officer. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

Stuart R. Carlson, 61

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

Albert K. Davis, 60

Executive Vice President, Specialty Products. Previously, Vice President of Operations (1996-2000), Vice President of Engineering (1990-1996), and Director of Engineering (1983-1990), Rhinelander Paper Company, Inc.

Pete R. Chiericozzi, 64

Senior Vice President, Towel & Tissue since September, 2003.  Previously, Consultant, Self-employed (2002), Vice President, Sales and Marketing, SCA Tissue (2001), Executive Vice President, Sales and Marketing, Georgia-Pacific Tissue (2000), Executive Vice-President, Wisconsin Tissue (Division of Chesapeake Corporation) (1999).

Daniel R. Trettin, 58

Senior Vice President, Printing & Writing since November, 2006.  Previously, Vice President, Technology (2005-2006), Vice President, Naheola Operations (2002-2005), Vice President, Manufacturing (2001-2002), Vice President, Wisconsin Operations (1997 -2001), and General Manager, Wisconsin Operations (1993-1997), Georgia-Pacific.

Scott P. Doescher, 48

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

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets.  These changes may result in decreased demand for our products.  For example, our “away-from-home” towel and tissue business usually declines during periods of economic slowdowns as business and recreational travel is curtailed.  Also, demand for uncoated freesheet papers, the broad market category in which Printing & Writing competes, has declined in six of the last eight years due to such factors as general economic conditions, office employment trends and the increased use of electronic communications.  There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner.  The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

The cost of raw materials and energy used to manufacture our products could increase.

Raw materials comprise approximately 55% of our cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for approximately three-quarters of this total.  Raw material prices will change based on supply and demand on a worldwide spectrum.  Pulp price changes can occur due to worldwide consumption levels of pulp, pulp production capacity, expansions or curtailments, inventory building or depletion, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

We purchase the majority of our energy needs.  Energy costs may fluctuate significantly due to increased worldwide consumption levels, disruptions in supply due to natural catastrophes or political turmoil, or decreased production capacity.

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

We currently purchase approximately 40%, or 70,000 tons per year, of our towel and tissue parent roll consumption from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

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

We are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes.  Environmental laws impose liability and clean-up responsibility for releases of hazardous substances into the environment.  We will continue to incur substantial capital and operating expenses in order to comply with current law.  Any changes in these laws or their interpretation by government agencies or the courts may significantly increase our capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of operation.  In addition, we may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not we had knowledge of, or were responsible for, such release.  We may also incur liability for personal injury and property damages as a result of discharges into the environment.  The costs of remediation of known environmental sites, such as described in Note 9 of the Notes to Consolidated Financial

Statements, may exceed current estimates and there may be additional sites not now known to us that may require significant remediation expenses in the future.  If costs or liabilities related to environmental compliance increase significantly, our consolidated financial condition, liquidity, or results of operations may be adversely affected.

We may be unable to generate sufficient cash flow to simultaneously fund our operations, finance capital expenditures, satisfy other obligations, and make dividend payments on our common stock.

Our business is capital intensive and requires significant expenditures for equipment maintenance and new or enhanced equipment for environmental compliance matters, and to support our business strategies.  We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, execution of our previously announced timberland sales program, our existing credit facility or other bank lines of credit, and other long-term debt.  If we are unable to generate sufficient cash flow from these sources or if we are unable to secure needed credit, we could be unable to meet our near- and longer-term cash needs or make dividend payments.

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

In the normal course of business, we frequently engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition of another business.  We also continually review and may implement structural changes designed to improve our operations or to reflect anticipated changes in long-term market conditions.  As a result of recent or similar future transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.  In addition, we have closed or disposed of certain businesses and assets in response to changes in market conditions or strategic plans.  In October 2007, we announced a three-part recovery plan to improve profitability of our Printing & Writing business segment, which included the closure of the Groveton, New Hampshire facility, a sales and marketing effort focused on core products and brands, and strategic investment alternatives to enhance capabilities and reduce costs.  If we do not realize the expected benefits or synergies of such transactions or strategic plans, our consolidated financial position, liquidity, and results of operations could be negatively impacted.

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

We deal with claims which are threatened or made by third parties in the normal course of our business.  Some claims result in formal administrative or legal proceedings in which the amounts claimed are significant.  We assess each claim and make a judgment whether the claim will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  Claims which we believe could have material adverse effect if not resolved in our favor, or other claims which we believe to be significant, are discussed in Item 3 of this report and in Note 9 of the Notes to Consolidated Financial Statements for the most recent fiscal year which are included in Item 8 of this report.  Our reports do not disclose or discuss all claims of which we are aware.  Our assessment of the materiality of any claim is based upon the amount involved, the underlying facts, and our assessment of the likelihood of a material adverse outcome.  If our assessment of a claim as immaterial is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity, or results of operations could be harmed.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Wausau Paper’s headquarters are located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities consist of the following:

		Number of
		Paper	Practical	2007
Facility	Product	Machines	Capacity* (tons)	Actual (tons)

Specialty Products
Rhinelander, WI	Paper	4	152,000	146,800

Jay, ME	Paper	2	74,000	69,200

Mosinee, WI	Paper	4	119,000	117,100
	Pulp		96,000	83,800

Columbus, WI and	Laminated/
Jackson, MS **	Coated Papers	N/A	150,000	46,800

Printing & Writing
Brokaw, WI	Paper	4	178,000	164,200

Brainerd, MN	Paper	2	176,000	95,200

Appleton, WI	Converting	N/A	120,000	53,500

Towel & Tissue
Middletown, OH	Towel & Tissue	2	110,000	106,600
	Deink Pulp		110,000	101,700

Harrodsburg, KY	Converted Towel
	& Tissue	N/A	190,000	169,200

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

** The converting facilities in Columbus, Wisconsin, and Jackson, Mississippi, relate to the moisture-barrier laminated roll wrap business, which was sold to Cascades Sonoco, Inc. on December 14, 2007.  We will continue to manufacture roll wrap and related products for the buyer during a post-closing transition period which expires on July 2, 2008.  The practical capacity represents the maximum amount of product that can be made on the existing equipment that was acquired by the buyer as part of this transaction.  We have retained the real property at the roll wrap production facilities and intend to sell the property following the completion of the transition period.

Wausau Paper currently maintains warehouse distribution facilities in order to provide prompt delivery of its products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Printing & Writing	Appleton, WI	36,000	Owned

	Brokaw, WI	174,000	Owned

	Groveton, NH	80,000	Owned

	Dallas, TX	70,000*	Leased (December 2008)

	Los Angeles, CA	59,000*	Leased (December 2008)†

Towel & Tissue	Los Angeles, CA	36,000*	Leased (December 2008)†

	Harrodsburg, KY	460,000	Owned

	Danville, KY	506,000	Leased (January 2013)

*

guaranteed space

†

Aggregate of approximately 95,000 square feet under one agreement which will expire in December 2008.

Specialty Products, Printing & Writing, and Towel & Tissue also lease limited space in various warehouses to facilitate deliveries to specific customers.

We own approximately 100,000 acres of timberland in the state of Wisconsin.  The growing stock inventory on our timberlands is an estimated 8 million board feet of saw timber and an estimated 566,000 cords of pulpwood.  During 2005, we announced our intent to sell approximately 42,000 acres of timberlands.  During 2007 we sold approximately 5,200 acres of our timberlands resulting in an after-tax gain of $6.0 million.  A total of approximately 21,600 acres remains in the timberland sales program.  Our timberland sales program is expected to continue at a pace in 2008 that will allow us to complete our sales program over the next two to three years.

Item 3.  LEGAL PROCEEDINGS

Wausau Paper has been named as a potentially responsible party with respect to a Mosinee, Wisconsin landfill.  See “Environment” in Item 1 and Note 9 in Notes to Consolidated Financial Statements included in Item 8 of this report.

We strive to maintain compliance with applicable environmental discharge regulations at all times.  However, from time to time, our operating facilities may exceed permitted levels of materials into the environment or inadvertently discharge other materials.  Such discharges may be caused by equipment malfunction, prevailing environmental conditions, or other factors.  It is our policy to report any violation of environmental regulations to the appropriate environmental authority as soon as we become aware of such an occurrence and to work with such authorities to take appropriate remediatory or corrective actions.

We may be involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of its business.  Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  See Item 1A, page 13, concerning the possible effect of unexpected liabilities from current or future claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Wausau Paper common stock is traded on the New York Stock Exchange under the symbol “WPP”.

As of the record date of the annual meeting, February 15, 2008, (the “Record Date”) there were approximately 2,500 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 40,100 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 49,757,042 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2007
First Quarter	$15.60	$13.57	*
Second Quarter	$15.58	$12.73	$.17
Third Quarter	$13.66	$ 8.56	*
Fourth Quarter	$12.12	$ 8.60	$.17

2006
First Quarter	$14.35	$11.36	*
Second Quarter	$15.33	$11.20	$.17
Third Quarter	$13.93	$11.50	*
Fourth Quarter	$15.48	$13.07	$.17

2005
First Quarter	$18.13	$13.57	*
Second Quarter	$14.63	$11.16	$.17
Third Quarter	$13.23	$11.28	*
Fourth Quarter	$12.63	$10.08	$.17

*Two dividends of $.085 per share were declared in the second and fourth quarters in 2007, 2006, and 2005.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending December 31, 2007

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(1)

October	55,000	$ 9.8466	55,000
November	465,700	$ 9.2567	465,700
December	–	–	–
Quarterly Totals	520,700	$ 9.3190	520,700	542,774

(1) Includes shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in open market or privately negotiated transactions (the “2000 Plan”).  No price or expiration date was specified for the program’s purchases.

Item 6.  SELECTED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,
except per share data)	For the Year Ended December 31,
	2007*	2006**	2005***	2004	2003****
FINANCIAL RESULTS
Net sales	$1,240,438	$1,188,178	$1,097,093	$1,040,717	$971,444
Depreciation, depletion, and amortization	94,330	57,913	91,554	59,965	60,823
Operating (loss) profit	(13,767)	39,497	(23,129)	41,724	35,278
Interest expense	11,080	11,252	10,957	10,285	10,188
(Loss) earnings before
income taxes and cumulative
effect of change in accounting principle	(24,054)	28,869	(33,590)	32,378	25,180
Net (loss) earnings	(1,825)	17,619	(19,465)	20,393	15,863
Cash dividends paid	17,205	17,335	17,523	17,560	17,527
Cash flows from operating activities	54,813	37,982	18,223	70,737	63,105

PER SHARE
Net (loss) earnings – basic	$ (0.04)	$ 0.35	$ (0.38)	$ 0.39	$ 0.31
Net (loss) earnings – diluted	(0.04)	0.34	(0.38)	0.39	0.31
Cash dividends declared	0.34	0.34	0.34	0.34	0.34
Stockholders’ equity	5.57	5.38	6.03	6.91	6.80
Basic average number of shares outstanding	50,477	50,935	51,448	51,662	51,549
Price range (low and high closing)	$8.60-15.52	$11.27-15.34	$10.35-17.64	$12.33-19.12	$9.45-13.58

FINANCIAL CONDITION
Working capital	$ 112,922	$ 139,065	$ 130,719	$ 139,542	$136,414
Total assets	744,197	799,114	820,513	882,234	858,100
Long-term debt	139,358	160,287	161,011	161,833	162,174
Stockholders’ equity	280,915	274,074	310,219	357,092	350,316
Capital expenditures	30,088	23,856	31,494	29,565	24,261

RATIOS
Percent net (loss) earnings to sales	(0.1%)	1.5%	(1.8%)	2.0%	1.6%
Percent net (loss) earnings to average
stockholders’ equity	(0.7%)	6.0%	(5.8%)	5.8%	4.5%
Ratio of current assets to current liabilities	1.7 to 1	1.9 to 1	1.9 to 1	1.9 to 1	2.2 to 1
Percent of long-term debt to
total capitalization	33.2%	36.9%	34.2%	31.2%	31.6%

* In 2007, includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire mill.  In addition, effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely to our operating structure resulting in state tax benefits of $11.6 million or $0.23 per share primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries.

** In 2006, includes impact to accumulated other comprehensive loss of $36.6 million ($58.1 million pre-tax) for the adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.”

*** In 2005, includes after-tax expense of $24.2 million ($38.4 million pre-tax) or $0.47 per share for closure costs and restructuring expense as a result of closing the sulfite pulp mill at Printing & Writing’s Brokaw, Wisconsin facility.

**** In 2003, includes after-tax income of $2.6 million ($4.2 million pre-tax) or $0.05 per share for a fee for licensing certain patent dispenser technologies as a result of a settlement of all claims of the parties in a patent litigation case.

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Allowance for Doubtful Accounts

We record allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances.  Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty.  The allowance for doubtful accounts was $1.1 million and $1.4 million at December 31, 2007 and 2006, respectively.

Excess and Obsolete Inventory

We record allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions.  Additional inventory allowances may be required if future demand or market conditions are less favorable than we have estimated.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We use judgment when applying the impairment rules to determine when an impairment test is necessary.  Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

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

See “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements for a summary of our asset impairment tests, which resulted in a pre-tax impairment loss of approximately $0.4 million in 2007.

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

Litigation, Claims, and Contingencies

We record environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from third-party experts and our past experience with these matters.  At third-party sites where more than one potentially responsible party has been identified, we record a liability for its estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties.  Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup.  To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.

Stock-based Compensation Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method.  The modified prospective application transition method requires that as of the effective date, compensation cost related to share-based payment transactions is recognized as an operating expense in the statement of operations over the requisite service period of the grant based on the grant-date fair value of the award.  As such, prior periods will not reflect restated amounts.  The grant-date fair value of an award is estimated using a binomial option-pricing model that incorporates assumptions based upon expectations and information available at the measurement date of the award.  These assumptions include the expected term of the award, the expected dividend yield over the expected term of the award, the risk-free interest rate over the expected term of the award, the expected volatility of the stock price over the expected term of the award, and estimated forfeitures over the expected term of the award.  See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” and “Note 8 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements for additional information on the impact of this statement.

New Accounting Pronouncements

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 defines the thresholds for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This Interpretation provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with interest and penalties.  As a result of the implementation of FIN 48, we recognized a $0.04 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings at January 1, 2007.  Additional information regarding the adoption of FIN 48 is contained in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” and in “Note 7 – Income Taxes” in the Notes to Consolidated Financial Statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  FSP AUG AIR-1 is applicable to entities in all industries and must be retrospectively applied.  In accordance with FSP AUG AIR-1, on January 1, 2007, we adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred.  The application of FSP AUG AIR-1 affected our 2006 interim period reporting and did not result in a cumulative effect adjustment to our annual consolidated financial statements.

Future Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires additional disclosures regarding certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service credits, and transition assets or obligations.  On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158 and recognized a charge of $36.6 million, net of income taxes, to other comprehensive income in the Consolidated Statement of Stockholders’ Equity.  In addition, SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year end financial statements.  The requirement to measure plan assets and benefit obligations as of the date of the year end financial statements is effective for fiscal years ending after December 15, 2008.    See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” and “Note 6 – Pension and Other

Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements for additional information regarding the adoption of SFAS 158 and additional information required to be disclosed in accordance with SFAS 158.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  Additional information regarding the adoption of EITF 06-11 is contained in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. We do not expect the adoption of EITF 06-11 to have a material effect on the consolidated financial statements.

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

Operations Review

Overview

In 2007, we reported a net loss of $1.8 million compared to net earnings of $17.6 million in 2006.  Significantly higher manufacturing costs were experienced during 2007 as compared to 2006, including fiber increases of approximately $45 million, which unfavorably impacted net earnings.

Our Towel & Tissue business segment’s financial performance remained strong in 2007 with operating margins near long-term target levels.  Despite modest demand growth in the “away-from-home” market, Towel & Tissue operating profits approached record levels as we continued to increase shipments of higher-margin, value-added products.  The financial performance of our Printing & Writing and Specialty Products business units fell below long-term target levels in 2007 with results impacted by increased raw material costs, flat to declining demand in certain market segments in which we compete, and highly competitive product pricing.  In response, action, which included the closure of a Printing & Writing paper mill and the sale of the roll wrap business of Specialty Products, was taken during the fourth quarter to address underperforming portions of these business units.  These and other improvement initiatives are intended to help us achieve a long-term return-on-capital-employed target of 15% on a consolidated basis.  Our ability to ultimately achieve this target will be influenced by internal initiatives as well as external factors including general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and paper pricing.

In December 2007, we ceased papermaking operations at Printing & Writing’s Groveton, New Hampshire mill as part of a three part recovery plan.  The closure resulted in after-tax charges in 2007 of $28.8 million for closure costs and restructuring expenses. The shutdown of the

Groveton mill allowed us to reduce our exposure to unprofitable commodity paper and other non-strategic business and will reduce annual Printing & Writing capacity by approximately 105,000 tons.  Due to the interchangeability of our printing and writing paper production on our paper machines within the Printing & Writing business segment, as well as shared distribution, sales and marketing, and customer service, we will continue to manufacture and sell the same broad line of premium printing and writing papers within our remaining Printing & Writing mills.  The second part of Printing & Writing’s recovery plan is a refocus of sales and marketing efforts on achieving growth of our premium product brands, while the third part focuses on strategic investment alternatives to enhance capabilities and reduce costs.  In December 2007, we also sold the roll wrap portion of our Specialty Products’ business due to continuing decline in the paper mill roll packaging markets. We will continue to manufacture roll wrap and related products for the buyer during a post-closing transition period which expires on July 2, 2008. As a result of the transaction, we recorded an after-tax credit of $0.4 million.  Additional information on the closure of the Groveton, New Hampshire mill and the sale of the Specialty Products’ roll wrap business is available in “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

In addition to restructuring initiatives, we continued to pursue our core business strategies in 2007, focusing on strategic markets, product innovation, benchmark customer service, and operational excellence to drive long-term results.  During 2007, revenues from products developed in the previous three years exceeded our corporate goal of 25%, and paper mill productivity increased 3% in 2007 following a 2% improvement in 2006.  In addition, we targeted key areas, including disciplined management of capital spending, containment of manufacturing and administrative costs, and improvement in working capital efficiencies, to increase our return on capital employed. We achieved a composite internal rate of return for capital projects approved in 2007 that exceeded our goal of 17%. Our cost containment efforts resulted in costs, after equalizing for production volume and mix differences as well as fiber and energy price variations, which were slightly below 2006 levels.  Our efforts to improve working capital efficiencies continued to drive progress, improving inventory turns and decreasing inventories as compared to 2006.

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  As a result of the restructuring, we recorded net state tax benefits of $11.6 million primarily due to the reversal of these valuation allowances. In addition, the assets and operating results of one facility were reclassified from the Corporate and unallocated segment to the Towel & Tissue segment.  Certain prior-year segment information has been reclassified to conform to the 2007 presentation.  Additional information on the reorganization is available in “Note 7 – Income Taxes” in the Notes to Consolidated Financial Statements.

Net Sales

(all dollar amounts in thousands)	2007	2006	2005
Net sales	$1,240,438	$1,188,178	$1,097,093
Percent increase	4%	8%	5%

Net sales for the year ended December 31, 2007, were $1,240.4 million compared to net sales of $1,188.2 million for the year ended December 31, 2006.  Total shipments in 2007 of 917,032 tons were comparable with the 919,072 tons shipped in 2006.  Net sales in 2005 were $1,097.1 million, and total tons shipped were 882,267 tons.

Compared to 2006, the average net selling price for 2007 improved 5%, or $56 million, with actual product selling prices providing $49 million of the improvement, while product mix enhancements increased net sales by approximately $7 million.  Average net selling price increased approximately 4%, improving net sales by $44 million, in 2006 as compared to 2005, with more than 3 percentage points of the net selling price improvement, or approximately $34 million, attributable to actual selling price increases and the balance due to improved overall product mix.

Discussion of market conditions and trends is included in the segment summaries that follow.  If published market data is available, it is referenced in the discussion.  Certain markets within which we compete are small and highly fragmented.  Where industry data is not available, our analysis is based on more subjective market indicators, such as order patterns for our products and discussions with customers regarding overall industry volumes.

Specialty Products recorded net sales of $488.3 million on total shipments of 384,827 tons for the year ended December 31, 2007, compared with net sales of $468.9 million on shipments of 394,079 tons in 2006.  Net sales and shipments in 2005 were $459.0 million and 403,747 tons, respectively.  While product shipments in 2007 declined more than 2% from 2006, average net selling price increased more than 6%, or $29 million, resulting in a year-over-year increase in net sales. In 2007 as compared to 2006, actual product price increases improved average net selling price by more than 4% and net sales by $20 million, and product mix enhancements improved average net selling price by 2% and net sales by $9 million.  Average net selling price increased 4% in 2006 compared with 2005, improving net sales by approximately $18 million, with actual selling price increases accounting for the majority of the average net selling price gain.

Market demand improved in Specialty Products’ largest product category, pressure-sensitive backing papers, increasing an estimated 3% in 2007 and 4% in 2006.  Demand in Specialty Products’ second largest product category, food-packaging/food-service papers, also increased an estimated 3% in 2007 and 4% in 2006.  Demand for paper mill roll packaging products declined in both 2007 and 2006 as production of newsprint and other paper grades trended lower across the industry.  Demand for other industrial and consumer papers was relatively flat in 2007, after declining slightly in 2006, with select segment growth in tape base being offset by slowing demand in industrial categories tied to building and construction markets.  Despite recent growth in demand, markets remained competitive with competition coming from paper-based products as well as other film-based substrates.

Shipments of Specialty Products’ pressure-sensitive backing papers decreased less than 1% in 2007 after decreasing 1% in 2006, while food-packaging/food-service shipments increased 17% in 2007 compared to a decrease of 5% in 2006.  Shipments of lower-price fill products decreased approximately 59% in 2007 compared to an increase of 60% in 2006.  Paper mill roll packaging shipments decreased another 13% in 2007, after declining 13% in 2006.  In December 2007, we sold the roll wrap portion of our Specialty Products’ business.  The sale of the roll wrap business will cause a further decline of shipments of paper mill roll packaging and once operations cease is expected to reduce annual net sales by approximately $40 million. Additional information on the sale of the roll wrap business is available in “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.  As 2008 began, demand and product pricing within select Specialty Products’ product categories has continued to improve.

Net sales for the Printing & Writing business segment were $444.5 million in 2007 on shipments of 357,233 tons compared with 2006 net sales of $431.0 million on shipments of 354,243 tons.  In 2005, net sales were $378.1 million and shipments were 316,234 tons.  For the year ended December 31, 2007, average net selling price improved approximately 3%, increasing net sales by more than $11 million as compared to the year ended December 31, 2006.  Actual product price increases improved average selling price by nearly 5% and net sales by $19 million, which offset a deterioration in product mix that decreased average net selling price and net sales by 2% and nearly $8 million, respectively.  Comparing 2006 to 2005, average net selling price improved 2% in 2006, increasing net sales by $9 million as compared to 2005, with actual selling price increases accounting for the majority of the average net selling price gain.

Demand for uncoated freesheet papers decreased more than 3% in 2007 following an increase of less than 1% in 2006.  Uncoated freesheet demand, impacted by such factors as employment trends and increased electronic data communications, declined in six of the last eight years.  Demand in the text and cover segment of the uncoated freesheet market declined 5% in 2007 following a 3% decline in 2006.  As a result of continued competitive market conditions, shipments of our premium printing and writing papers, including text and cover, decreased 11% in 2007, following a decrease of 4% in 2006.  Shipments through Printing & Writing’s retail distribution channel such as office supply stores and other retailers increased 6% in 2007 and 26% in 2006.  At the same time, shipments through Printing & Writing’s largest distribution channel, traditional paper merchants, increased 4% in 2007 and 7% in 2006.  Product pricing has remained very competitive despite the industry-wide capacity rationalization that has occurred in recent years.  The shutdown of papermaking operations at the Groveton, New Hampshire mill is expected to reduce net sales by approximately $70 million in 2008.  As 2008 began, prices were relatively stable despite seasonally weak market conditions.

Towel & Tissue 2007 net sales were $307.6 million and shipments were 174,972 tons compared to 2006 net sales of $288.3 million and shipments of 170,750 tons.  In 2005, net sales were $260.0 million on shipments of 162,286 tons.  Average net selling price increased approximately 5% in 2007 as compared to 2006, favorably impacting net sales by $13 million. Actual net selling price increases accounted for approximately $9 million of the average net selling price gain, while $4 million of the average net selling price gain was attributable to product mix enhancements.  Average net selling price increased 6% in 2006 as compared to 2005, favorably impacting net sales by more than $15 million.  Actual product price increases improved average net selling price by more than 4% and net sales by $11 million, while product mix enhancements improved average net selling price and net sales by 2% and more than $4 million, respectively.

The “away-from-home” segment of the towel and tissue market grew 1% in 2007 and nearly 2% in 2006.  Steady growth has resulted in a balanced market and pricing leverage over the past two years.  As a result, significant selling price increases were implemented in 2007 and 2006.  Shipments of Towel & Tissue’s higher-priced, value-added products increased 14% in 2007 and 15% in 2006, while shipments of lower-priced standard products decreased 5% in 2007 after increasing 1% in 2006.

Approximately 40%, or 70,000 tons per year, of Towel & Tissue’s total parent roll consumption is purchased from other towel and tissue manufacturers.  Industry supply of these parent rolls was readily available throughout 2007 and 2006.  We believe that adequate parent roll supply will continue to be available to meet our converting needs.  As 2008 began, “away-from-home” towel and tissue market conditions remained stable with demand continuing to expand at a moderate rate.

Gross Profit on Sales

(all dollar amounts in thousands)	2007	2006	2005
Gross profit on sales	$77,699	$122,418	$52,626
Gross profit margin	6%	10%	5%

Gross profit margin decreased to $77.7 million, or 6.3% of net sales in 2007 compared with $122.4 million or 10.3% of net sales in 2006.  Gross profit margin in 2005 was $52.6 million, or 4.8% of net sales.  Factors that favorably contributed to gross profit margin in 2007 compared to 2006 included improved average net selling price, increased shipment volume, and lower average energy prices.  These favorable impacts were more than offset by unfavorable fiber prices, mix-driven material consumption costs, and decreased gains from the timberland sales program. Our timberland sales program favorably impacted gross profit margin by $9.6 million in 2007, $17.3 million in 2006, and $2.2 million in 2005.  Additionally, in December 2007, we ceased papermaking operations at our Groveton, New Hampshire paper mill, which was part of manufacturing operations for our Printing & Writing business segment.  As a result of the closure, we recognized $38.8 million of expense in cost of sales for the year ended December 31, 2007, consisting of accelerated depreciation on assets that were abandoned and an adjustment of spare parts and inventory to net realizable value.  For additional information on the ceasing of papermaking operations at the Groveton, New Hampshire mill, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

In 2006, improvements in average selling price and shipment volumes, operational efficiency gains, and gains from the timberland sales program more than offset higher energy and fiber costs as compared to the same period in 2005.  In addition, 2005 gross profit margins were impacted by charges of $37.1 million related to inventory write-downs of pulp mill inventory to net realizable value, accelerated depreciation on long-lived assets that were abandoned upon closure, and a portion of severance and benefit continuation costs with respect to the closure of the sulfite pulp mill at our Brokaw mill.  Pulp mill closure charges recognized in cost of sales for

2006 were $0.3 million. For additional information on the closure of our sulfite pulp mill, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Raw materials comprise approximately 55% of our total cost of sales with market pulp and wastepaper accounting for approximately three-quarters of this total.  Labor and fringes are approximately 20% of our total cost of sales while utilities account for approximately 10%.  Other operating expenses, including outbound freight, depreciation, and maintenance, comprise the remaining 15% of our cost of sales.

Fiber prices – consisting primarily of market pulp, wastepaper, linerboard, pulpwood, and purchased towel and tissue parent rolls – increased over the last four years.  As compared to 2006, 2007 fiber costs increased approximately $45 million after increasing approximately $25 million in 2006 as compared with 2005.

In 2007, pulp prices and wastepaper prices trended higher throughout the entire year, increasing significantly from pricing levels at the end of 2006.  During the first quarter of 2006, pulp prices increased slightly from pricing at the end of 2005, and increased significantly in the following three quarters of 2006.  Also in 2006, wastepaper prices trended higher in the second and third quarters before holding relatively stable through the fourth quarter.  In 2007, we consumed approximately 530,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper.  Approximately 520,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper were consumed in 2006.  The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $62 per air-dried metric ton, or more than $33 million, in 2007 as compared to 2006.  As compared with 2005, the average price of market pulp increased approximately $40 per air-dried metric ton, or $19 million in 2006.  The average price of wastepaper, used in the production of towel and tissue products, increased $57 per standard ton, or more than $8 million, in 2007 as compared to 2006.  As compared with 2005, the average price of wastepaper increased $5 per standard ton, or less than $1 million, in 2006.  Total costs for linerboard, used in the production of moisture-barrier laminated roll wrap, increased $2 million in 2007 as compared to 2006.  Total costs for linerboard also increased nearly $2 million in 2006 as compared to 2005.  Purchased towel and tissue parent rolls, used in Towel & Tissue’s converting operation, increased $22 per standard ton, or approximately $2 million, in 2007 as compared to 2006, after increasing $53 per standard ton, or more than $4 million the year before.

Energy-related prices – consisting primarily of natural gas, electricity, coal, fuel oil, and transportation – trended lower in 2007 as compared to 2006, although declines in natural gas prices were somewhat offset by price volatility with other energy components.  During 2006, overall energy prices increased modestly in comparison with 2005.  In total, energy-related costs decreased nearly $4 million in 2007 as compared with 2006, while increasing $4 million in 2006 as compared with 2005.

The average price of natural gas decreased approximately 15%, or more than $6 million, in 2007 as compared to 2006 after decreasing approximately 2%, or less than $1 million, in 2006 compared with the prior year.  Through our cost reduction efforts, we have been successful in improving our energy efficiencies and have maintained relatively stable natural gas consumption in recent years.  We currently consume more than 3 million decatherms annually and have substituted fuel oil and coal when economics allowed.  We price protect, from time to time, certain volumes of natural gas through fixed-price contracts.  Our policy allows for the price protection of up to 50% of our expected use on a rolling 12-month basis.  Early in 2008, we had a portion of our first quarter requirements price protected.

Price increases were experienced in 2007 with other sources of energy that are significant to our operations.  As compared with 2006, 2007 electricity costs increased 6% or $2 million, and coal costs increased 4% or nearly $1 million, while fuel oil costs remained stable.  As compared with 2005, 2006 electricity costs increased 8% or $2 million, fuel oil costs increased 20% or more than $1 million, and coal costs increased 10% or nearly $2 million.  In addition, transportation prices increased $2 million in 2007 as compared with 2006 after increasing $6 million from 2005.

Market pulp list prices continued their upward trend in early 2008 while natural gas prices and prices of other energy sources have remained relatively stable.  However, natural gas prices are well above historical averages and remain quite volatile.

Labor and fringe costs increased 1.2% in 2007 as compared to 2006 and decreased 0.9% in 2006 as compared to 2005.  Depreciation expenses increased 72% in 2007 as compared to 2006, due primarily to accelerated depreciation related to the December 2007 shutdown of papermaking operations at the Groveton, New Hampshire mill.  Depreciation expenses decreased 42% in 2006 compared with 2005 due primarily to accelerated depreciation related to the 2005 closure of the sulfite pulp mill at our Brokaw facility.  For additional information, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.  Other operating costs, including maintenance, were relatively stable in 2007 compared to the same period in the prior year.

Specialty Products’ gross profit margins were 5.8% in 2007, 5.7% in 2006, and 7.4% in 2005.

The improvement in average net selling price in 2007 compared to 2006 offset higher energy, fiber and other manufacturing costs, resulting in relatively flat gross profit margins.  Fiber prices increased approximately $18 million in 2007 as compared with 2006 while energy prices increased less than $1 million over the same period.  In 2006 as compared with 2005, the improvement in average net selling price only partially offset higher energy, fiber and other manufacturing costs, resulting in reduced gross profit margins.  Fiber prices increased nearly $13 million in 2006 as compared with 2005 while energy prices increased more than $3 million over the same period.

Printing & Writing recorded a negative gross margin of 5.7% in 2007, a gross profit margin of 3.5% in 2006, and a negative gross margin of 9.7% in 2005.  Gross profit in 2007 was unfavorably impacted by a $38.8 million charge to cost of sales as a result of the shutdown of papermaking operations at the Groveton, New Hampshire mill.  The shutdown, which impacted 2007 gross profit margins by approximately 9 percentage points, included accelerated depreciation on the related papermaking assets that were abandoned and an adjustment of spare parts and mill inventory to net realizable value.  Additional charges of $6.8 million are expected to impact gross margins during 2008.  In addition, increases in average net selling price and decreases in energy prices in 2007 as compared to 2006 were unable to offset significant increases in fiber costs, contributing to lower gross margins.  Fiber prices increased approximately $17 million in 2007 as compared with 2006 while energy prices declined nearly $5 million over the same period.  An improvement in the 2006 gross profit margin from 2005 was the result of average net selling price increases, sales volume gains and slightly lower energy prices which more than offset increases of more than $7 million in fiber prices.  Gross profit in 2005 was also unfavorably impacted by a $37.1 million charge to cost of sales as a result of the fourth-quarter closure of the sulfite pulp mill located in Brokaw.  The pulp mill closure charge, which impacted 2005 gross profit margins by nearly 10 percentage points, included accelerated depreciation on pulp mill related assets that were abandoned as a result of the closure and a write-down of related pulp mill inventory to net realizable value.

Towel & Tissue gross profit margin was 20.7% in 2007, 22.3% in 2006, and 21.6% in 2005.  Significant selling price increases were unable to offset increased manufacturing costs, including wastepaper and towel and tissue parent roll costs, depreciation, amortization, and freight costs, resulting in decreased 2007 margins compared to 2006.  Fiber and paper prices increased more than $10 million in 2007 as compared with 2006 while energy prices increased less than $1 million.  Also, other manufacturing costs, including depreciation, amortization, and freight, increased by approximately $6 million in 2007 compared to 2006.  In 2006, selling price increases and mix enhancements offset increased energy and fiber prices, improving margins as compared to 2005.  Energy prices increased nearly $2 million in 2006 as compared with 2005 while fiber prices increased slightly more than $5 million.

Consolidated customer order backlogs increased to approximately 49,900 tons, representing $65.4 million in sales at December 31, 2007, compared to 48,300 tons, representing $59.9 million in sales as of December 31, 2006.  Consolidated customer order backlogs were 42,500 tons, or $52.1 million in sales as of December 31, 2005.  The increase in customer order backlogs as of December 31, 2007, compared to December 31, 2006, was due to increases in our Specialty Products and Towel & Tissue business segments, while customer order backlogs decreased in our Printing & Writing business segment.  Our Specialty Products business segment backlog totaled 40,100 tons at December 31, 2007, compared to 34,700 tons at December 31, 2006.  Towel & Tissue’s backlog tons increased to 2,400 tons at December 31, 2007, from 2,200 tons at December 31, 2006.  In the Printing & Writing business segment, backlog tons were 7,400 tons at December 31, 2007, compared to 11,400 tons at December 31, 2006.  The change in customer backlog at December 31, 2007, compared to December 31, 2006, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2007, is expected to be shipped during fiscal 2008.

Labor

A new three-year labor agreement was negotiated with United Steel Workers Local 2-1260 and 1381 at Printing & Writing’s Brokaw, Wisconsin facility in 2007, retroactive to June 1, 2006.  Also, a new three-year labor contract was negotiated with the United Steelworkers Local 04-00061 at our Printing & Writing’s Groveton, New Hampshire facility.  Later in 2007, we negotiated a settlement agreement with the United Steelworkers Local 04-00061 directly as a result of the decision to cease papermaking operations at Printing & Writing’s Groveton, New Hampshire facility in December 2007.  Labor agreements will expire at other facilities in 2008,

2009, and 2010.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Selling and Administrative Expenses

(all dollar amounts in thousands)	2007	2006	2005
Selling and administrative expense	$84,199	$82,695	$74,423
Percent increase/(decrease)	2%	11%	(2%)
As a percent of net sales	7%	7%	7%

Selling and administrative expenses for the year ending December 31, 2007, were $84.2 million compared to $82.7 million in the same period of 2006.  Selling and administrative expenses were $74.4 million for the year ending December 31, 2005.  In 2007, stock-based incentive compensation programs resulted in a credit of $1.9 million compared to expense of $2.3 million in 2006.  After adjusting for stock-based incentive compensation programs, increased compensation and benefits accounted for the majority of the increase in selling and administrative expense.  In 2005, selling and administrative expenses were impacted by stock incentive program credits of $2.4 million.  After adjusting for stock-based incentive compensation programs, increased compensation, benefits, legal, and consulting expenses accounted for the balance of the increase in selling and administrative expenses in 2006 as compared to 2005.  For additional information on our stock incentive programs, refer to “Note 8 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements.

Restructuring Charge

For the year ended December 31, 2007, we recorded pre-tax restructuring charges of $7.3 million related to employee severance benefits and other associated closure costs directly related to the sale of the roll wrap portion of our Specialty Products’ business and the shutdown of papermaking operations at our Printing & Writing’s Groveton, New Hampshire mill.  Additional pre-tax restructuring charges directly related to the roll wrap business and the Groveton mill closure are expected to be $0.6 million and $13.6 million, respectively, in 2008.

We recorded a pre-tax $1.3 million closure charge for the year ending December 31, 2005, for employee severance benefits and other associated closure costs directly related to the closure of the sulfite pulp mill located at Printing & Writing’s Brokaw papermaking mill.  Other associated closure costs of approximately $0.2 million were recorded in the first half of 2006.

For additional information, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2007	2006	2005
Interest expense	$11,080	$11,252	$10,957
Other income, net	793	624	496

Interest expense decreased for the year ending December 31, 2007, to $11.1 million compared to $11.3 million for the year ending December 31, 2006, due principally to a decline in average long-term debt balances during the year.  Interest expense for the year ending December 31, 2005, was $11.0 million.  Long-term debt levels were $139.4 million, $160.3 million, and $161.0 million as of December 31, 2007, 2006, and 2005, respectively.

In 2008, interest expense is expected to decline from 2007 levels.  Interest capitalized in 2007, 2006, and 2005 was not significant.  Our capitalized interest policy is outlined in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Other income includes interest income of $0.7 million, $0.3 million, and $0.5 million in 2007, 2006, and 2005, respectively.  The increase in interest income in 2007 was driven primarily by higher average cash and cash equivalent balances.

Income Taxes

(all dollar amounts in thousands)	2007	2006	2005
Income tax (credit) provision	$(22,229)	$10,823	$(14,125)
Effective tax rate	(92.4%)	37.5%	(42.3%)

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

As a direct result of the reorganization, we recorded state tax benefits of $11.6 million which related to the release of valuation allowances and a revision to the state tax rate utilized to determine our deferred tax assets and liabilities from our previous tax structure to our single member limited liability company tax structure.  In the fourth quarter of 2007, we recognized an additional $1.6 million in one-time state tax benefits associated primarily with state net operating loss recognition.  The effective tax rate for 2007, excluding the state tax benefits, was 37%.  The effective rate for 2008 is expected to be in the range of 37% to 38%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2007	2006	2005
Cash provided by operating activities	$ 54,813	$ 37,982	$ 18,223
Percent increase/(decrease)	44%	108%	(74%)
Working capital	$112,922	$139,065	$130,719
Percent increase/(decrease)	(19%)	6%	(6%)
Current ratio	1.7:1	1.9:1	1.9:1
Capital expenditures	$ 30,088	$ 23,856	$ 31,494
Percent increase/(decrease)	26%	(24%)	7%

Cash provided by operating activities increased in 2007 compared to 2006, primarily due to decreased inventory levels and increases in accounts payable and other liabilities, which was somewhat offset by increased receivable balances in 2007 as compared to 2006.  In 2006, cash provided by operating activities increased compared to 2005 due, in part, to improved net earnings in 2006, somewhat stable year-over-year inventory levels, and cash received from income tax refunds.  These factors were somewhat offset by increased receivable balances in 2006 compared to 2005.

In 2007, we continued our initiative to limit capital spending to necessary maintenance-related and high-return capital projects.  We also met our targeted composite internal rate of return of 17% for capital approved.  Capital expenditures totaled $30.1 million, $23.9 million, and $31.5 million in 2007, 2006, and 2005, respectively.  In 2008, it is expected that capital spending will be approximately $45 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  During 2007, we sold approximately 5,200 acres of timberlands for an after-tax gain of $6.0 million.  We sold approximately 14,000 acres of timberlands for an after-tax gain of $10.8 million in 2006 and approximately 1,200 acres of timberlands for an after-tax gain of $1.3 million in 2005.  A total of approximately 21,600 acres remains in the timberland sales program.  Our timberland sales program is expected to continue at a pace that will allow us to complete our sales program over the next two to three years.  We do not plan to implement additional timberland sales programs in the future.

We believe that the available credit under our credit agreements and our earnings for 2008 will be sufficient to meet our cash flow needs for capital, working capital, and investing activities in 2008.

Debt and Equity

(all dollar amounts in thousands)	2007	2006	2005
Short-term debt	$ 175	$ 184	$ 86
Long-term debt	139,358	160,287	161,011
Total debt	139,533	160,471	161,097
Stockholders’ equity	280,915	274,074	310,219
Total capitalization	420,448	434,545	471,316
Long-term debt/capitalization ratio	33%	37%	34%

At December 31, 2007, total debt was $139.5 million, a decrease of $21.0 million from the $160.5 million reported at December 31, 2006.  The decrease in total debt is a result of the repayment of the unsecured private placement notes that matured on August 31, 2007.  The repayment was funded by cash provided by operations and net borrowings under our $125 million unsecured revolving-credit agreement.

The total amount of long-term debt outstanding includes a private placement of $103.5 million in unsecured senior notes.  The original private placement was issued August 31, 1999, for $138.5 million.  On August 31, 2007, $35 million of the unsecured private placement notes matured and were repaid.  The remaining notes mature in 2009 and 2011 at $68.5 million and $35 million, respectively. In addition, we have a $125 million unsecured revolving-credit agreement with five financial institutions that expires on July 27, 2011.  Under the agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  There were $15.0 million in outstanding borrowings under this agreement at December 31, 2007.  There were no outstanding borrowings under the agreement at December 31, 2006 and 2005.

On October 19, 2007, the minimum net worth covenants under the $125 million unsecured revolving-credit agreement and the $138.5 million note purchase agreement were amended.  Under the amendments, the minimum consolidated net worth covenant is initially $200 million and will be adjusted quarterly to include 25% of quarterly consolidated net income, with no deduction for any net loss, and proceeds from equity sales.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no outstanding borrowings under this agreement at December 31, 2007, 2006, and 2005.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota.  Under the agreement, we borrowed $500,000, of which $100,000 was forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006.  The employment criteria were met in 2006, therefore, $100,000 of the loan was forgiven.  Interest is payable quarterly on the outstanding balance at a rate of 2% per annum.  In accordance with the agreement, quarterly payments of principal and interest began on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

On December 31, 2007, we had a total of approximately $90 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars.

In April 2000, our Board of Directors authorized the repurchase of 2,571,000 shares of Wausau Paper common stock.  This authorization added to the balance remaining on a 1998 authorization to repurchase 5,650,000 shares of Wausau Paper common stock.  We repurchased 962,800 and 474,400 shares of common stock during 2007 and 2006, respectively.  We repurchased 658,700 shares of common stock during 2005.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2007, there were 542,774 shares available for purchase under the existing authorization.  In February 2008, our Board of Directors authorized the repurchase of an additional 2,500,000 shares of Wausau Paper common stock.

During 2007, 2006, and 2005, the Board of Directors declared cash dividends of $0.34 per share of common stock.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2007:

	Payments Due by Period
(all dollar amounts in thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$137,761	$ 49	$68,567	$ 69	$50,076	$ –	$19,000
Interest on debt	30,668	8,826	6,916	3,576	2,615	754	7,981
Capital lease	138	126	12	–	–	–	–
Operating leases	5,756	1,006	986	975	956	956	877
Capital spending commitments	3,093	3,093	–	–	–	–	–
Retirement plan contributions	5,980	5,980	–	–	–	–	–
Post-retirement benefit plan
contributions	5,280	5,280	–	–	–	–	–
Purchase obligations	90,430	30,372	24,332	23,441	1,466	1,416	9,403
	$279,106	$54,732	$100,813	$28,061	$55,113	$3,126	$37,261

As discussed in “Note 7 – Income Taxes” in the Notes to Consolidated Financial Statements, on January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  At December 31, 2007, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $6.7 million, of which approximately $3.8 million is expected to be paid within one year.  For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

For additional information on debt and interest obligations, please refer to “Note 4 – Debt” in the Notes to Consolidated Financial Statements.  For additional information on capital and operating leases, please refer to “Note 5 – Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 9 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 6 – Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars.  On August 31, 1999, we issued notes in the amount of $138.5 million.  The principal amounts, maturities, and interest rates on the notes are:  (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%.  The amount of outstanding notes was $103.5 million and $138.5 million at December 31, 2007, and 2006, respectively.  The fair value of this fixed rate debt was $108.2 million at December 31, 2007, and $141.8 million at December 31, 2006.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.  We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest.  The fair value of these obligations approximated their carrying values at December 31, 2007 and 2006, and would not have been materially affected by a 10% hypothetical change in market interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report on Internal Control Over Financial Reporting

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting.  This report appears on page 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated February 15, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Milwaukee, WI

February 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006 and Statement of Financial Accounting Standards No. 123R, “Share-based Payment” on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Milwaukee, WI

February 15, 2008

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 18,121	$ 26,122
Receivables, net	110,114	104,801
Refundable income taxes	1,065	737
Inventories	108,532	122,531
Deferred income taxes	6,046	7,444
Spare parts	26,108	28,440
Other current assets	4,364	4,172
Total current assets	274,350	294,247
Property, plant, and equipment – net	413,296	468,372
Other assets	56,551	36,495
Total Assets	$744,197	$799,114

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$ 175	$ 184
Accounts payable	88,706	83,441
Accrued and other liabilities	72,547	71,557
Total current liabilities	161,428	155,182
Long-term debt	139,358	160,287
Deferred income taxes	54,106	66,574
Post-retirement benefits	74,112	101,513
Other noncurrent liabilities	34,278	41,484
Total liabilities	463,282	525,040

Commitments and contingencies	–	–
STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized;
no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized;
issued 60,122,812 shares in 2007 and 2006)	173,950	173,302
Retained earnings	268,062	287,023
Accumulated other comprehensive loss	(26,225)	(61,192)
Treasury stock, at cost (10,338,665 and 9,393,603 shares
in 2007 and 2006, respectively)	(134,872)	(125,059)
Total stockholders’ equity	280,915	274,074
Total Liabilities and Stockholders’ Equity	$744,197	$799,114

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2007	2006	2005

Net sales	$1,240,438	$1,188,178	$1,097,093
Cost of sales	1,162,739	1,065,760	1,044,467
Gross profit	77,699	122,418	52,626

Selling and administrative	84,199	82,695	74,423
Restructuring	7,267	226	1,332
Operating (loss) profit	(13,767)	39,497	(23,129)

Other income (expense):
Interest expense	(11,080)	(11,252)	(10,957)
Interest income	700	315	479
Other, net	93	309	17
(Loss) earnings before income taxes and
cumulative effect of a change in
accounting principle	(24,054)	28,869	(33,590)
(Credit) provision for income taxes	(22,229)	10,823	(14,125)
(Loss) earnings before cumulative effect of
a change in accounting principle	(1,825)	18,046	(19,465)
Cumulative effect of a change in accounting
principle (net of income taxes)	–	(427)	–

Net (loss) earnings	$ (1,825)	$ 17,619	$ (19,465)
(Loss) earnings per share before
cumulative effect of a change in
accounting principle-basic	$ (0.04)	$ 0.36	$ (0.38)
Cumulative effect of a change in accounting
principle (net of income taxes) per share– basic	–	(0.01)	–
Net (loss) earnings per share-basic	$ (0.04)	$ 0.35	$ (0.38)
Weighted average shares outstanding – basic	50,477	50,935	51,448
(Loss) earnings per share before
cumulative effect of a change in
accounting principle-diluted	$ (0.04)	$ 0.35	$ (0.38)
Cumulative effect of a change in accounting
principle (net of income taxes) per share– diluted	–	(0.01)	–
Net (loss) earnings per share-diluted	$ (0.04)	$ 0.34	$ (0.38)
Weighted average shares outstanding – diluted	50,477	51,249	51,448

Dividends declared per common share	$ 0.34	$ 0.34	$ 0.34

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$ (1,825)	$ 17,619	$(19,465)
Provision for depreciation, depletion, and amortization	94,330	57,913	91,554
(Credit) provision for losses on accounts receivable	(169)	(64)	248
(Gain) loss on sale of assets	(11,300)	(16,434)	497
Impairment of long-lived assets	395	–	–
Compensation expense for stock-based awards	979	659	487
Deferred income taxes	(27,800)	(3,802)	(13,878)
Changes in operating assets and liabilities:
Receivables	(5,144)	(6,833)	(2,421)
Inventories	13,999	(2,884)	(18,914)
Other assets	(16,876)	(18,256)	(15,361)
Accounts payable and other liabilities	13,857	1,975	6,739
Accrued and refundable income taxes	(5,633)	8,089	(11,263)
Net cash provided by operating activities	54,813	37,982	18,223
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,088)	(23,856)	(31,494)
Proceeds from sale of assets	14,705	18,860	2,366
Net cash used in investing activities	(15,383)	(4,996)	(29,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(35,081)	(48)	(10)
Payments under capital lease obligation	(131)	(146)	(115)
Borrowings under credit agreements, net	15,000	–	–
Dividends paid	(17,205)	(17,335)	(17,523)
Proceeds from stock option exercises	–	1,503	–
Excess tax benefit related to share-based compensation	35	102	–
Payments for purchase of company stock	(10,049)	(6,440)	(7,861)
Net cash used in financing activities	(47,431)	(22,364)	(25,509)

Net (decrease) increase in cash and cash equivalents	(8,001)	10,622	(36,414)
Cash and cash equivalents at beginning of year	26,122	15,500	51,914
Cash and cash equivalents at end of year	$ 18,121	$ 26,122	$ 15,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$ 11,345	$ 10,891	$ 10,734
Income taxes paid	$ 11,641	$ 10,377	$ 11,131

Noncash investing and financing activities:  A capital lease obligation of $393 was recorded in 2006 when we entered into a new lease agreement for equipment.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other		Total
	Common	Retained	Unearned	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Compensation	Loss	Stock	Equity

Balances December 31, 2004	$ 173,172	$ 323,645	$ (84)	$ (26,661)	$ (112,980)	$ 357,092
Comprehensive earnings, 2005:
Net (loss)		(19,465)				(19,465)
Minimum pension liability
(Net of $1,443 deferred tax)				(2,458)		(2,458)
Comprehensive (loss), 2005						(21,923)
Cash dividends declared		(17,467)				(17,467)
Recognition of restricted stock
compensation expense			84			84
Settlement of performance unit grant	(14)				10	(4)
Tax benefit related to stock options	(4)					(4)
Stock-based award compensation	302					302
Purchases of treasury stock					(7,861)	(7,861)

Balances December 31, 2005	173,456	286,713	–	(29,119)	(120,831)	310,219
Comprehensive earnings, 2006:
Net earnings		17,619				17,619
Minimum pension liability
(Net of $2,661 deferred tax)				4,527		4,527
Comprehensive earnings, 2006						22,146
Adoption of SFAS 158 (Net of $21,494 deferred tax)				(36,600)		(36,600)
Cash dividends declared		(17,309)				(17,309)
Stock options exercised	(452)				1,955	1,503
Settlement of performance unit grant	(426)				257	(169)
Tax benefit related to stock awards	65					65
Stock-based award compensation	659					659
Purchases of treasury stock					(6,440)	(6,440)

Balances December 31, 2006	173,302	287,023	–	(61,192)	(125,059)	274,074
Comprehensive earnings, 2007:
Net (loss)		(1,825)				(1,825)
Retirement and other post- retirement plans (Net of
$18,482 deferred tax)				34,967		34,967
Comprehensive earnings, 2007						33,142
Adoption of FIN 48		37				37
Cash dividends declared		(17,173)				(17,173)
Settlement of performance unit grant	(366)				236	(130)
Tax benefit related to stock awards	35					35
Stock-based award compensation	979					979
Purchases of treasury stock					(10,049)	(10,049)
Balances December 31, 2007	$ 173,950	$ 268,062	$ –	$ (26,225)	$ (134,872)	$ 280,915

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

There were approximately $13.6 million and $15.2 million of cash and cash equivalents on deposit with one bank at December 31, 2007 and 2006, respectively.

Inventories

Pulp, finished paper products, and approximately 96% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools decreased cost of sales by $1.5 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes.  Land and construction in progress are stated at cost.  The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations.

Buildings are depreciated over a 20- to 45-year period; machinery and equipment over a three- to 20-year period.  Maintenance and repair costs are charged to expense as incurred.  Improvements that extend the useful lives of the assets are added to the plant and equipment accounts.

Our policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million.  Interest capitalized in 2007, 2006, and 2005 was not significant.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, based on a discounted cash flow analysis.  See Note 2 to the Consolidated Financial Statements for a discussion of asset impairment losses recorded in 2007.  No impairment losses were recorded in 2006 or 2005.

Timber and timberlands are stated at net depleted value.  We capitalize the cost of purchasing timberlands and reforestation costs.  Interest and taxes related to timberlands are expensed as incurred.  Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning.  Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years.  Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product.  Depletion is calculated using the block and units-of-production methods.  Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract.  As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block harvested. The cost and related depletion of timberlands sold under our timberland sales program is removed from the accounts, and any resulting gains or losses are included as a component of cost of sales in the Consolidated Statements of Operations.  Timberland sales gains of $9.6 million, $17.3 million, and $2.2 million were included in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Accumulated Other Comprehensive Loss

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $17.5 million and $35.9 million at December 31, 2007 and 2006, respectively.

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

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million net of any related tax effects ($0.7 million pre-tax), and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations.  SFAS 123R also requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than an operating cash flow.  Before the adoption of SFAS 123R, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.  See Note 8 to the Consolidated Financial Statements for a further discussion on stock-based compensation plans.

Earnings Per Share

We present both basic and diluted net (loss) earnings per share (“EPS”) amounts.  Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective year.  The difference between basic and diluted EPS is solely attributable to stock-based compensation plans.  See Note 8 for information on stock-based compensation plans.  We use the treasury-stock method to calculate the impact of outstanding awards of stock options, restricted stock, and restricted stock unit awards, referred to as performance units.  Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.

For the years ended December 31, 2007, 2006, and 2005, stock-based grants for 2,102,810, 667,944, and 2,160,804 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2007	2006	2005

Net (loss) earnings	$ (1,825)	$ 17,619	$(19,465)
Basic weighted average common
shares outstanding	50,477	50,935	51,448
Dilutive securities:
Stock compensation plans	–	314	–
Diluted weighted average common
shares outstanding	50,477	51,249	51,448
Net (loss) earnings per share – basic	$ (0.04)	$ 0.35	$ (0.38)
Net (loss) earnings per share – diluted	$ (0.04)	$ 0.34	$ (0.38)

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2007 and 2006, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $2.6 million, $2.1 million, and $1.9 million in 2007, 2006, and 2005, respectively.

New Accounting Pronouncement

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The literature also provides guidance on the derecognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  As a result of the implementation of FIN 48, we recognized a $0.04 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings at January 1, 2007.  See Note 7 to the Consolidated Financial Statements for a further discussion on income tax uncertainties.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed.  FSP AUG AIR-1 is applicable to entities in all industries and must be retrospectively applied.  In accordance with FSP AUG AIR-1, on January 1, 2007, we adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred.  The application of FSP AUG AIR-1 affected our 2006 interim period reporting and did not result in a cumulative effect adjustment to our annual consolidated financial statements.

Future Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires additional disclosures regarding certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service credits, and transition assets or obligations.  On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158 and recognized a charge of $36.6 million, net of income taxes, to other comprehensive income in the Consolidated Statements of Stockholders’ Equity.  In addition, SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year end financial statements.  The requirement to measure plan assets and benefit obligations as of the date of the year end financial statements is effective for fiscal years ending after December 15, 2008.  We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material effect on the consolidated financial statements.  See Note 6 to the Consolidated Financial Statements for additional information required to be disclosed in accordance with SFAS 158.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We do not expect the adoption of EITF 06-11 to have a material effect on the consolidated financial statements.

Reclassifications

On January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  As a result of the reorganization, the assets and operating results of one facility were reclassified from the Corporate and unallocated segment to the Towel & Tissue segment.

In addition, certain prior-year amounts in the consolidated financial statements and the notes to consolidated financial statements have been reclassified to conform to the 2007 presentation.

Note 2  Restructuring and Divestitures

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc., resulting in a pre-tax gain of $1.2 million, which is included in cost of sales in the Consolidated Statements of Operations for the year ending December 31, 2007.  We will continue to manufacture roll wrap and related products for the buyer during a post-closing transition period which expires on July 2, 2008.  Pre-tax restructuring expense of $0.2 million reflected in the Consolidated Statements of Operations was related to severance and benefit continuation costs and other associated closure costs for the year ending December 31, 2007.  We have retained the real property at the roll wrap production facilities and intend to sell the property following the completion of the transition period.  Subsequent to the sale of the roll wrap business, asset impairment testing was completed on the remaining net assets, resulting in pre-tax impairment charges of $0.4 million to reduce the carrying values of the remaining net assets to their estimated fair values.  The impairment charges are reflected in cost of sales in the Consolidated Statements of Operations.  Additional pre-tax closure charges of approximately $0.8 million are expected to be incurred in 2008.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire mill. Papermaking operations ceased in December 2007, and the majority of the papermaking assets were abandoned. The closure resulted in the elimination of approximately 300 permanent jobs.  Due to the interchangeability of our printing and writing paper production on our paper machines within the Printing & Writing business segment, as well as shared distribution, sales and marketing, and customer service, we will continue to manufacture and sell the same broad line of premium printing and writing papers within our remaining Printing & Writing mills.  Cost of sales for the year ending December 31, 2007, as reflected in the Consolidated Statements of Operations, includes $38.8 million in pre-tax charges for accelerated depreciation and an adjustment of spare parts and mill inventory to net realizable value.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs was $7.1 million for the year ended December 31, 2007.

The following table sets forth information with respect to the Groveton, New Hampshire mill closure charges:

(all dollar amounts in thousands)	2007

Depreciation on abandoned equipment	$35,134
Inventory and spare parts write-down	4,155
Severance and benefit continuation	2,982
Other associated costs	3,605

Total	$45,876

At December 31, 2007, $3.1 million was recorded as a current liability for restructuring expenses, consisting of severance and benefit continuation costs and other associated closure costs. Additional pre-tax closure charges of approximately $20.4 million primarily for additional depreciation on assets in use at December 31, 2007, and contract termination costs are expected to be recognized during 2008.

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, papermaking facility. The pulp mill was closed in November 2005 and the related long-lived assets were abandoned. The closure resulted in the elimination of 57 permanent jobs, or approximately 10% of the facility’s total workforce.  The cost of sales for the years ended December 31, 2006 and 2005, as reflected in the Consolidated Statements of Operations, includes $0.3 million and $37.1 million, respectively, in pre-tax charges for adjustments of pulp mill inventory to net realizable value and, in 2005, accelerated depreciation on the long-lived assets that were abandoned upon closure and a portion of the severance and benefit continuation expense.  Pre-tax restructuring expense related to other associated closure costs was $0.2 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively.

The following table sets forth information with respect to pulp mill closure charges:

(all dollar amounts in thousands)	2006	2005

Depreciation on abandoned equipment	$ –	$31,970
Inventory write-down	275	4,635
Severance and benefit continuation	–	862
Other associated costs	226	973

Total	$501	$38,440

There were no charges to cost of sales or restructuring expense in the Consolidated Statements of Operations related to the pulp mill closure for the year ended December 31, 2007.

Note 3

Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2007	2006
Receivables
Trade	$ 107,909	$ 104,049
Other	3,257	2,113
	111,166	106,162
Less: allowances for doubtful accounts	(1,052)	(1,361)
	$ 110,114	$ 104,801
Inventories
Raw materials	$ 37,401	$ 37,393
Work in process and finished goods	115,848	114,584
Supplies	5,204	9,457
Inventories at cost	158,453	161,434
LIFO reserve	(49,921)	(38,903)
	$ 108,532	$ 122,531
Property, plant, and equipment
Buildings	$ 124,465	$ 134,653
Machinery and equipment	983,937	1,024,791
	1,108,402	1,159,444
Less: accumulated depreciation	(713,820)	(712,035)
Net depreciated value	394,582	447,409
Land	7,386	7,311
Timber and timberlands, net of depletion	5,064	5,730
Construction in progress	6,264	7,922
	$ 413,296	$ 468,372
Accrued and other liabilities
Payroll	$ 14,235	$ 10,661
Vacation pay	12,196	13,101
Employee retirement plans	5,910	4,737
Rebates	12,813	10,331
Accrued income taxes	1,454	7,960
Other	25,939	24,767
	$ 72,547	$ 71,557

Note 4

Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2007	2006

Senior notes with interest from 7.31% to 7.43%,
due between August 31, 2009, and August 31, 2011	$103,500	$138,500
Industrial development bonds due July 1, 2023, with weighted
average interest rate of 3.87% in 2007 and 3.69% in 2006	19,000	19,000
Revolving-credit agreement with financial institutions, with
weighted average interest rate of 6.16% in 2007	15,000	–
Note payable	261	342
Capitalized leases (see Note 5)	138	269
Subtotal	137,899	158,111
Premium on senior notes	1,634	2,360
Total debt	139,533	160,471
Less: current maturities of long-term debt (see Note 5)	(175)	(184)
Total long-term debt	$139,358	$160,287

We had $138.5 million in unsecured private placement notes that were closed and funded on August 31, 1999.  On August 31, 2007, $35 million of the unsecured private placement notes matured and were repaid.  The principal amounts, maturities, and interest rates on the remaining notes are (1) $68.5 million, 10 years, 7.31%; and (2) $35 million, 12 years, 7.43%.  In connection with the note offering, we entered into an interest-rate swap agreement under which the interest rate paid by us with respect to (1) $58.5 million of the 10-year notes was the three-month LIBOR rate, plus .4925%, and (2) $30 million of the 12-year notes was the three-month LIBOR rate, plus .55%.  During 2001, we terminated this interest-rate swap arrangement in exchange for cash payments of $6.4 million.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.  See Note 11 for additional information regarding the interest-rate swap and amortization of debt premium.

We have a $125 million unsecured revolving-credit agreement with five financial institutions that expires on July 27, 2011.  Under the facility, we may elect a base rate which is a fluctuating rate per annum for interest from either domestic or offshore rates plus an applicable rate based upon our consolidated leverage ratio.  In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  We pay the banks a facility fee under this agreement based on quarterly debt/capitalization ratios.  Total facility fees paid under this agreement and previous agreements were $166,000 in 2007, $268,000 in 2006, and $303,000 in 2005.  There were $15.0 million in outstanding borrowings under this agreement at December 31, 2007.  There were no borrowings against the agreement at December 31, 2006.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3 to 1, and an adjustable minimum net worth covenant.  On October 19, 2007, Wausau Paper, the financial institutions participating in the revolving-credit agreement and the required holders of our $138.5 million senior notes agreed to amend the minimum net worth covenant.  Under the amendment, the minimum consolidated net worth requirement is initially $200 million and will be adjusted quarterly to include 25% of quarterly consolidated net income, with no deduction for any net loss, and proceeds from equity sales.  The adjustable minimum net worth requirement was $200 million at December 31, 2007.  As of December 31, 2007 and 2006, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no borrowings under this agreement at December 31, 2007 and 2006.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota.  Under the agreement, we borrowed $500,000, of which $100,000 was forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006.  The employment criteria were met in 2006, therefore, $100,000 of the loan was forgiven.  Interest is payable quarterly on the outstanding balance at a rate of 2% per annum.  In accordance with the agreement, quarterly payments of principal and interest began on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

The aggregate annual maturities of long-term debt, excluding capital leases (see Note 5), are as follows:

Annual
(all dollar amounts in thousands)	maturities

2008	$ 49
2009	68,567
2010	69
2011	50,076
2012	–
Thereafter	19,000

Note 5

Lease Commitments

We have various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements.  Property, plant, and equipment include the following amount for capitalized leases as of December 31:

(all dollar amounts in thousands)	2007	2006

Machinery and equipment	$ 393	$ 393
Allowance for amortization	(144)	(65)
Net value	$ 249	$ 328

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007:

	Capital	Operating
(all dollar amounts in thousands)	Leases	Leases

2008	$126	$1,006
2009	12	986
2010	–	975
2011	–	956
2012	–	956
Thereafter	–	877
Total minimum payments	$138	$5,756

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2007	2006	2005

Rent expense	$8,809	$8,508	$7,691

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

We also provide certain defined benefit post-retirement health and life insurance plans that cover qualifying retirees.  Benefits and eligibility for various employee groups vary by location and union agreements.  The defined benefit post-retirement plans are unfunded.

As described in Note 1, effective December 31, 2006, we adopted SFAS 158, which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year which the changes occur through comprehensive income. In addition, SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year end financial statements.  The requirement to measure plan assets and benefit obligations as of the date of the year end financial statements is effective for fiscal years ending after December 15, 2008.  Accordingly, we plan to adopt the measurement date provisions of SFAS 158 for our fiscal year ending December 31, 2008.  We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material effect on the consolidated financial statements.  We selected September 30, 2007 and 2006, as the measurement dates for plan assets and obligations in 2007 and 2006, respectively.

The following schedules present changes in, and components of, net assets (liabilities) for retirement and other post-retirement benefits:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at September 30, 2006 and 2005	$ 196,551	$ 193,432	$ 106,909	$ 97,418
Service cost	7,799	7,833	2,516	3,201
Interest cost	11,026	10,382	5,146	5,242
Amendments	3,374	2,278	(20,295)	–
Net actuarial (gain) loss	(7,266)	(6,112)	(8,538)	5,531
Participant contributions	–	–	2,248	2,030
Benefits paid	(10,231)	(11,262)	(7,146)	(6,513)
Benefit obligation September 30, 2007 and 2006	$ 201,253	$ 196,551	$ 80,840	$ 106,909
Change in plan assets:
Fair value at September 30, 2006 and 2005	$ 164,834	$ 147,096	$ –	$ –
Actual gain	27,700	11,955	–	–
Company contributions	16,395	17,045	4,898	4,483
Participant contributions	–	–	2,248	2,030
Benefits paid	(10,231)	(11,262)	(7,146)	(6,513)
Fair value at September 30, 2007 and 2006	$ 198,698	$ 164,834	$ –	$ –
Net amount recognized:
Funded status at September 30, 2007 and 2006	$ (2,555)	$ (31,717)	$ (80,840)	$(106,909)
Cash contribution subsequent to measurement date	3,799	4,402	841	1,296
Curtailment (expense) income	(3,111)	–	607	–
Unrecognized net loss after remeasurement	3,056	–	–	–
Accrued benefit cost at December 31	$ 1,189	$ (27,315)	$ (79,392)	$(105,613)
Amounts recognized in the Consolidated Balance
Sheets consist of:
Noncurrent assets	$ 17,953	$ –	$ –	$ –
Current liabilities	(567)	(554)	(5,280)	(4,100)
Noncurrent liabilities	(16,197)	(26,761)	(74,112)	(101,513)
Net amount recognized at December 31	$ 1,189	$ (27,315)	$ (79,392)	$(105,613)

For 2007 and 2006, the amendments to retirement benefit plans reflect union negotiated rate increases.  For 2007, the amendment to other post-retirement benefit plans is primarily related to cost sharing changes for the non-union and two union plans.  In addition for 2007, the curtailment recognized relates to the closure of Printing & Writing’s Groveton, New Hampshire mill.  See Note 2 to the Consolidated Financial Statements for additional information on the Groveton closure.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2007	2006	2007	2006

Prior service cost (credit)	$ 8,884	$10,217	$(11,265)	$ (3,148)
Net loss	10,882	25,998	17,724	28,125
Net amount recognized at December 31	$19,766	$36,215	$ 6,459	$24,977

The total accumulated benefit obligation for qualified defined benefit pension plans was $198.9 million and $193.4 million at September 30, 2007 and 2006, respectively.  At September 30, 2007, plan assets exceeded the total accumulated benefit obligation for all of the qualified defined benefit pension plans.  At September 30, 2006, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target	Percentage of Plan Assets
	Allocations	at Measurement Date
		2007	2006
Asset category
Equity securities	60.0%	65.8%	69.5%
Debt securities	40.0%	34.2%	30.5%
Total	100.0%	100.0%	100.0%

Wausau Paper’s Benefits Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments.  The Benefits Committee manages toward an asset allocation consisting of approximately 60% equity securities and 40% debt securities.  An external investment manager is used to assist us in establishing our investment strategies and policies.  We consider the historical and projected returns for each asset category and believe that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

Although we do not have a minimum funding requirement for defined benefit pension plans in 2008, we may elect to make contributions of up to $6.0 million directly to pension plans.  We also expect to contribute $5.3 million, net of subsidy reimbursements, directly to other post-retirement plans.  Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Pension	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2008	$10,538	$ 5,534	$ 254
2009	$11,187	$ 5,964	$ 285
2010	$12,125	$ 6,376	$ 311
2011	$12,648	$ 6,912	$ 343
2012	$13,547	$ 7,434	$ 383
2013-2017	$80,234	$46,027	$2,354

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the amounts recognized in other comprehensive income are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
(all dollar amounts in thousands)	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$ 7,799	$ 7,833	$ 7,250	$ 2,516	$ 3,201	$ 2,513
Interest cost	11,026	10,382	9,584	5,146	5,242	4,740
Expected return on plan assets	(13,416)	(12,011)	(10,832)	–	–	–
Amortization of:
Prior service cost (benefit)	2,413	2,156	2,250	(3,829)	(3,324)	(3,055)
Actuarial loss	2,468	3,190	1,862	2,332	1,967	1,352
Settlements	–	–	316	–	–	–
Subtotal	10,290	11,550	10,430	6,165	7,086	5,550
Components charged to restructuring
expense:
Curtailments	3,111	–	–	(607)	–	–
Total net periodic benefit cost	$ 13,401	$ 11,550	$ 10,430	$ 5,558	$ 7,086	$ 5,550

Recognized in other comprehensive
income (before tax effect):
Net actuarial loss	$ (21,496)			$ (8,537)
Prior service cost (credit)	3,375			(20,295)
Amortization of:
Net actuarial loss	(2,468)			(2,332)
Prior service cost (credit)	(5,524)			3,829
Total recognized in other
comprehensive income	(26,113)			(27,335)
Total recognized in net periodic benefit
cost and other comprehensive income	$ (12,712)			$ (21,777)

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2008, are charges of $1.9 million and $0.7 million, respectively.  The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ended December 31, 2008, are a credit of $3.3 million and a charge of $1.9 million, respectively.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to
determine benefit obligations at September 30:
Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to
determine net periodic benefit cost for
year ended December 31:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	n/a	n/a	n/a
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at
at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	9%	9%	10%
Ultimate trend rate	n/a	n/a	n/a	5%	5%	5%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2010	2010	2010

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2007, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$15,435	$(12,683)
Effect on the sum of the service and interest cost components	$ 1,277	$(1,032)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions.  The cost of such plans totaled $2.8 million, $2.7 million, and $2.7 million in 2007, 2006, and 2005, respectively.

We have deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  The annual cost of the deferred-compensation agreements was a credit of $0.4 million for the year ending December 31, 2007, and a charge of $0.9 million for the year ending December 31, 2006.  At December 31, 2007 and 2006, the amounts accrued under the deferred-compensation agreements were $8.7 million and $7.9 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

Note 7

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The (credit) provision for income taxes is comprised of the following:

(all dollar amounts in thousands)	2007	2006	2005

Current tax expense (credit):
Federal	$ 5,272	$ 11,632	$ (1,074)
State	299	2,993	827
Total current	5,571	14,625	(247)

Deferred tax (credit) expense:
Federal	(14,087)	(3,212)	(10,615)
State	(13,713)	(590)	(3,263)
Total deferred	(27,800)	(3,802)	(13,878)
Total (credit) provision for income taxes	$(22,229)	$ 10,823	$(14,125)

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2007		2006		2005

Federal statutory tax rate	$ (8,419)	(35.0%)	$10,119	35.0%	$(11,757)	(35.0%)
State taxes (net of federal tax benefits)	(2,160)	(8.9)	1,729	6.1	(2,796)	(8.3)
State tax benefit due to reorganization	(11,645)	(48.5)	–	–	–	–
Export sales benefit	–	–	(380)	(1.3)	(438)	(1.3)
Other	(5)	–	(645)	(2.3)	866	2.3
Effective tax rate	$(22,229)	(92.4%)	$10,823	37.5%	$(14,125)	(42.3%)

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  We recorded net state tax benefits of $11.6 million primarily as a result of the reversal of these valuation allowances.  At the end of 2007, $192.6 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2022.  Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

(all dollar amounts in thousands)	2007	2006

Deferred tax assets:
Accrued compensated absences	$ 4,046	$ 4,281
Post-retirement benefits	32,061	40,522
State net operating loss carry forward	16,571	15,466
Other	27,051	26,736
Gross deferred tax asset	79,729	87,005
Less valuation allowance	(1,878)	(12,267)
Net deferred tax assets	77,851	74,738
Deferred tax liabilities:
Property, plant, and equipment	(104,166)	(120,271)
Other	(21,745)	(13,597)
Gross deferred tax liability	(125,911)	(133,868)
Net deferred tax liability	$ (48,060)	$ (59,130)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)	2007	2006

Net deferred tax assets	$ 6,046	$ 7,444
Net long – term deferred tax liabilities	(54,106)	(66,574)
Net deferred tax liability	$(48,060)	$(59,130)

A valuation allowance has been recognized for certain state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  As a result of the implementation of FIN 48, we recognized a $0.04 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings at January 1, 2007.

The following table summarizes the activity related to our liability for unrecognized tax benefits, of which approximately $4.2 million would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2007

Balance at January 1	$ 4,420
Increases related to current year tax positions	90
Increases related to tax positions in prior years	1,779
Decreases related to tax positions in prior years	(1,347)

Balance at December 31	$ 4,942

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations.  During 2007, we accrued potential penalties and interest of approximately $0.8 million related to these unrecognized tax benefits.  In total, as of December 31, 2007, we have recorded a liability for potential interest and penalties of approximately $1.8 million, which is included in the liability for unrecognized tax benefits.  At December 31, 2007, the liability for uncertain tax positions was $6.7 million, with $3.8 million of the liability recorded as a current liability and $2.9 million recorded as a noncurrent liability.

The Internal Revenue Service (“IRS”) is continuing examinations of our 1998 to 2003 tax returns that are anticipated to be concluded in 2008.  These examinations relate to certain research and development credits recorded during these respective tax return years.  In addition, we are currently open to audit under the statute of limitations by the IRS for the years ending December 31, 2004 through 2007.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  The anticipated charges with respect to the aforementioned items are included in the liability for uncertain tax positions recorded at December 31, 2007.

Note 8

Stock Compensation Plans

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method.  The modified prospective application transition method requires that as of the effective date, compensation cost related to share-based payment transactions is recognized as an operating expense in the statement of operations over the requisite service period of the grant based on the grant-date fair value of the award.  As such, prior periods will not reflect restated amounts.

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

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million net of any related tax effects ($0.7 million pre-tax), and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations.

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

Stock Options, Restricted Stock Awards, and Performance Units

We have one stock incentive plan, the “2000 Stock Incentive Plan”, under which awards to grantees are issued.  Under the 2000 Stock Incentive Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 3.7 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2007, there were 1.6 million shares available under the 2000 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2007 and 2006, we recognized approximately $1.0 million and $0.7 million, respectively, in share-based compensation expense which included fixed option grants and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $0.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2007, 2006, and 2005, and changes during those years:

		2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	2007	Exercise	2006	Exercise	2005	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	1,939,624	$12.30	2,489,842	$12.32	2,259,732	$13.15
Granted	509,102	14.45	106,000	14.03	624,562	12.49
Terminated/canceled	(447,102)	15.42	(509,218)	13.35	(394,452)	17.37
Exercised	–	–	(147,000)	10.23	–	–
Outstanding at December 31	2,001,624	$12.16	1,939,624	$12.30	2,489,842	$12.32
Exercisable at December 31	1,881,624	$12.09	1,839,624	$12.36	2,026,624	$12.32
Fair value of options granted during the year		$ 4.83		$ 3.97		$ 4.14

The preceding table includes performance-based options that vest in relation to achieving defined performance criteria. The following table summarizes the status of outstanding performance-based stock options as of December 31, 2007, 2006, and 2005, and changes during those years:

		2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	2007	Exercise	2006	Exercise	2005	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	66,000	$10.74	456,218	$12.08	456,108	$16.26
Granted	413,102	15.17	–	–	384,562	12.10
Terminated/canceled	(413,102)	15.17	(378,218)	9.18	(384,452)	16.93
Exercised	–	–	(12,000)	10.71	–	–
Outstanding at December 31	66,000	$10.74	66,000	$10.74	456,218	$12.08
Exercisable at December 31	66,000	$10.74	66,000	$10.74	78,000	$10.74

As a result of not achieving certain operating profit levels for the years ended December 31, 2007, 2006, and 2005, no compensation expense was recorded for performance-based option grants.

Additional information regarding all grants outstanding and exercisable at December 31, 2007, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$8.75 – $12.85	1,159,981	13.0	$ 9.94	1,099,981	$ 9.93
$12.98 – $18.50	841,643	11.8	15.22	781,643	15.31
Total	2,001,624			1,881,624
Aggregate intrinsic value	$ 18			$ 18

For the year ended December 31, 2007, we estimated the fair value of each option on the date of grant using the binomial tree model and the following weighted average assumptions:

Average risk-free interest rate	4.76%
Expected dividend yield	2.60%
Expected volatility	32.41%
Expected term (years)	6.5

The average risk-free rate is determined on the grant date using the yield on zero-coupon U.S. Treasury strips.  The rate is duration-matched to the term of the option, which may entail an extrapolation of the rate.  The expected dividend yield is calculated using the ten year historical yield of Wausau Paper’s dividends.  The expected volatility assumption is based on a 20 percent weighting factor for implied volatilities of comparable exchange traded-options and an 80 percent weighting factor of the monthly average historical volatilities of Wausau Paper common stock over the expected life of the award.  The expected term of the options is calculated using the remaining contractual lives of the grants and expected exercise and expected termination behavior based upon historical data for Wausau Paper.

The table below presents stock option exercise and vesting activity for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
(all dollar amounts in thousands)	2007	2006

Total intrinsic value of stock options exercised	$ –	$ 551
Cash received from stock option exercises	–	1,503
Income tax benefit from the exercise of stock options	–	102
Total fair value of stock options vested during period	182	156

Restricted Stock

On December 17, 2004, we granted 5,000 shares of restricted stock.  In accordance with the plan, the 5,000 shares were valued at the fair value of Wausau Paper’s stock on the date of grant and reflected in equity as a reduction in treasury stock outstanding. Compensation expense was recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights. Cash dividends on the restricted shares were deferred and held by us until satisfaction of the vesting requirements which occurred on December 17, 2005.  For the year ended December 31, 2005, $84,000 in expense was recognized for restricted stock. There were no issuances of restricted stock during the years ended December 31, 2007, 2006, or 2005.

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

The following table summarizes the activity relating to performance unit grants:

	2007	2006	2005

Outstanding at January 1 (number of units)	66,465	90,529	75,993
Granted	48,317	12,269	43,533
Terminated	(1,394)	(5,676)	(18,404)
Settled	(32,155)	(30,657)	(10,593)
Outstanding at December 31 (number of units)	81,233	66,465	90,529

The aggregate intrinsic value of performance units outstanding at December 31, 2007, was approximately $0.7 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $0.5 million in 2007, $0.5 million in 2006, and $0.4 million in 2005.

Stock Appreciation Rights

We maintain various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends which would have been paid on the stock covered by the grant assuming reinvestment in Wausau Paper stock.  The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant.  In all instances, the rights lapse if not exercised within 20 years of the grant date.

The following table summarizes the activity relating to our stock appreciation rights plans:

	2007	2006	2005

Outstanding at January 1 (number of shares)	253,797	253,797	253,797
Terminated	–	–	–
Exercised	–	–	–
Outstanding and exercisable at December 31
(number of shares)	253,797	253,797	253,797
Price range of outstanding and exercisable rights:
$4.06 – $9.58	243,797	243,797	243,797
$17.16	10,000	10,000	10,000

At December 31, 2007, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $4.06 and $9.58 was 2.1 years, and with an exercise price of $17.16 was 11 years.

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

The following table summarizes the activity relating to our dividend equivalent plan:

	2007	2006	2005

Outstanding at January 1 (number of shares)	151,750	154,750	154,750
Exercised	–	(3,000)	–
Outstanding and exercisable at December 31
(number of shares)	151,750	151,750	154,750

For the year ended December 31, 2006, $8,827 was paid to a participant in settlement of outstanding dividend equivalent awards.

Effective January 1, 2006, share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, additions or reductions to compensation expense for stock appreciation rights and dividend equivalents were recognized in each period based upon the quoted market value of the shares and the exercise provisions. The (credit) provision for stock appreciation rights and dividend equivalents is shown in the following table.

(all dollar amounts in thousands)	2007	2006	2005

Stock appreciation rights	$(1,750)	$ 866	$(1,897)
Dividend equivalents	(224)	164	(175)
Total	$(1,974)	$1,030	$(2,072)

Prior Year Pro forma Expense

The following table illustrates the effect on net earnings and earnings per share as if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123R:

(all dollar amounts in thousands, except per share data)	2005

Net loss:
As reported	$(19,465)
Add: Total stock – based employee compensation credit
under APB No. 25, net of related tax effects	(1,505)
Deduct: Total stock – based employee compensation expense
determined under fair – value – based method for all awards,
net of related tax effects	468
Pro forma	$(20,502)

Net loss per share – basic:
As reported	$(0.38)
Pro forma	$(0.40)
Net loss per share – diluted:
As reported	$(0.38)
Pro forma	$(0.40)

Note 9

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

Environmental Matters

We are subject to extensive regulation by various federal, state, provincial, and local agencies concerning compliance with environmental control statutes and regulations.  These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require us to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase our capital requirements and certain operating expenses in future years.

In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin.  Our estimate of remediation and water replacement costs associated with the landfill is approximately $1.5 million.  These costs will likely be shared among the members of an ad hoc group of PRPs. We are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.  We are continuing to pursue coverage of defense costs and liability coverage with our insurance carriers.

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.8 million and $5.7 million at December 31, 2007 and 2006, respectively.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2007, 2006, and 2005, respectively.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2007, we were committed to spend approximately $3.1 million on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities.  We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2008 and 2019.  At December 31, 2007, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of fuel oil, natural gas, coal, paper, and certain raw materials.  These obligations expire between 2008 and 2010.  We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Note 10

Preferred Share Purchase Rights Plan

We maintain a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock.  Each right entitles its holder to purchase 1 one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment.  The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an “Acquiring Person”).  Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right.  Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) our common stock (or a successor company) that has a market value of two times the exercise price of the right.  Until exercisable, the rights will not be issued or traded in separate form from the common stock.  After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, we may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment).  At any time prior to any person or group becoming an Acquiring Person, we may redeem the rights at a price of $0.01 per right.  The rights will expire on October 31, 2008.

Note 11

Financial Instruments

Financial instruments consisted of the following:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable, Accounts Payable, and Accrued Liabilities

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

Long-Term Debt

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities.  At December 31, 2007 and 2006, the fair value of the long-term debt exceeded the carrying value by approximately $4.7 million and $3.3 million, respectively.

Interest Rate Agreement

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates.  Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates.  During 2001, the interest rate agreements were terminated.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.  Debt premium amortization reduced interest expense by approximately $0.7 million for the years ended December 31, 2007, 2006, and 2005.

Note 12 Segment Data

We have reclassified certain prior-year interim segment information to conform to the 2007 presentation.  The reclassifications are the result of restructuring the assets and operating results of one facility from the Corporate and Unallocated segment to the Towel & Tissue segment.

Factors Used to Identify Reportable Segments

Our operations are classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products From Which Revenue Is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine.  Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; and Brainerd, Minnesota.  Printing & Writing segment information also includes the manufacturing facility in Groveton, New

Hampshire, which ceased papermaking operations in December 2007.  For additional information on the closure of the Groveton, New Hampshire mill, please see Note 2 to the Consolidated Financial Statements.  Printing & Writing also includes a converting facility that converts printing and writing grades.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

During 2007, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, two customers accounted for approximately 30% of Printing & Writing net sales and one customer accounted for approximately 14% of Towel & Tissue net sales, while no single customer of the Specialty Products’ business segment comprised 10% or more of the respective segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2007	2006	2005

Net sales external customers:
Specialty Products	$ 488,343	$ 468,866	$ 459,028
Printing & Writing	444,516	431,022	378,073
Towel & Tissue	307,579	288,290	259,992
	$1,240,438	$1,188,178	$1,097,093

Operating profit (loss):
Specialty Products	$ 4,433	$ 4,412	$ 10,371
Printing & Writing	(57,415)	(10,975)	(63,363)
Towel & Tissue	43,032	44,621	37,991
Corporate and eliminations	(3,817)	1,439	(8,128)
	$ (13,767)	$ 39,497	$ (23,129)

Segment assets:
Specialty Products	$ 305,083	$ 319,387	$ 333,460
Printing & Writing	205,349	243,362	254,215
Towel & Tissue	178,214	184,140	178,896
Corporate and unallocated	55,551	52,225	53,942
	$ 744,197	$ 799,114	$ 820,513

Other Significant Items

	Depreciation,	Expenditures
(all dollar amounts in thousands)	Depletion, and	for Long–Lived
	Amortization	Assets

2007
Specialty Products	$22,857	$10,773
Printing & Writing	46,684	11,405
Towel & Tissue	24,110	6,515
Corporate and unallocated	679	1,395
	$94,330	$30,088

2006
Specialty Products	$23,052	$13,305
Printing & Writing	12,382	6,505
Towel & Tissue	21,533	3,152
Corporate and unallocated	946	894
	$57,913	$23,856

2005
Specialty Products	$24,756	$11,273
Printing & Writing	45,958	10,014
Towel & Tissue	19,945	9,769
Corporate and unallocated	895	438
	$91,554	$31,494

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2007	2006	2005

United States	$1,143,303	$1,099,165	$1,005,818
All foreign countries	97,135	89,013	91,275
	$1,240,438	$1,188,178	$1,097,093

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter*	Quarter*	Quarter*	Quarter*	Annual

2007
Net sales	$299,393	$317,235	$319,342	$304,468	$1,240,438
Gross profit (loss)	28,086	32,005	33,026	(15,418)	77,699
Operating profit (loss)	7,284	10,627	11,956	(43,634)	(13,767)
Net earnings (loss)	14,965	4,753	6,079	(27,622)	(1,825)
Net earnings (loss) per share basic and diluted	$ 0.29	$ 0.09	$ 0.12	$ (0.55)	$ (0.04)

2006**
Net sales	$283,663	$297,286	$306,699	$300,530	$1,188,178
Gross profit	23,606	28,498	35,978	34,336	122,418
Operating profit	2,498	8,686	14,193	14,120	39,497
Net earnings (loss)	(536)	3,688	7,188	7,279	17,619
Net earnings (loss) per share - basic	$ (0.01)	$ 0.07	$ 0.14	$ 0.14	$ 0.35
Net earnings (loss) per share - diluted	$ (0.01)	$ 0.07	$ 0.14	$ 0.14	$ 0.34

2005**
Net sales	$267,741	$275,291	$285,624	$268,437	$1,097,093
Gross profit	24,766	16,077	7,804	3,979	52,626
Operating profit (loss)	7,239	(2,476)	(11,530)	(16,362)	(23,129)
Net earnings (loss)	2,963	(3,176)	(9,212)	(10,040)	(19,465)
Net earnings (loss) per share basic and diluted	$ 0.06	$ (0.06)	$ (0.18)	$ (0.20)	$ (0.38)

* In 2007, the first quarter includes state income tax benefits of $12.0 million and the second quarter includes state income tax charges of $0.4 million, primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries due to the reorganization of various subsidiaries which comprised our operating segments to align more closely to our operating structure.  Also in 2007, the fourth quarter includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share, related to closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire mill.  In 2005, the second, third, and fourth quarters include after-tax expense of $6.0 million ($9.5 million pre-tax) or $0.12 per share, $13.6 million ($20.8 million pre-tax) or $0.26 per share, and $5.1 million ($8.1 million pre-tax) or $0.10 per share, respectively, related to closure costs and restructuring expenses related to the closing of the sulfite pulp mill at Printing & Writing’s Brokaw, Wisconsin facility.

** The comparative interim financial data has been reclassified as a result of the adoption of FSP AUG AIR-1 in 2007.  The adoption of this FSP affected our interim period reporting only and did not result in an adjustment to the annual consolidated financial statements.

Market Prices For Common Shares (Unaudited)

	2007			2006			2005
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$15.60	$13.57	$0.085	$14.35	$11.36	$0.085	$18.13	$13.57	$0.085
2nd	15.58	12.73	0.085	15.33	11.20	0.085	14.63	11.16	0.085
3rd	13.66	8.56	0.085	13.93	11.50	0.085	13.23	11.28	0.085
4th	12.12	8.60	0.085	15.48	13.07	0.085	12.63	10.08	0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 15, 2008 (which reports express an unqualified opinion and include an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Plans” on December 31, 2006 and Statement of Financial Accounting Standards No. 123R, “Share-based Payment” on January 1, 2006 as described in Note 1). Our audits also included the consolidated financial statement schedule of the Company listed in Item 8.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, WI

February 15, 2008

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2004	$1,834	$8,369
Charges to cost and expense	256	3,849
Deductions	(429)	(1,291)
Balance December 31, 2005	1,661	10,927
Charges (credits) to cost and expense	(64)	1,358
Deductions	(236)	(18)
Balance December 31, 2006	1,361	$12,267
Charges (credits) to cost and expense	(235)	629
Deductions	(74)	(11,018)
Balance December 31, 2007	$1,052	$1,878

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under “Management’s Report on Internal Control Over Financial Reporting” on page 41 and “Report of Independent Registered Public Accounting Firm” on page 42. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2008 annual meeting of shareholders (the “2008 Proxy Statement”) under the subcaption “Election of Directors – Election of Directors.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 26 years of experience in commercial banking and, for the last 12 years, has managed the investment portfolios of the private foundation he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April, 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Election of Directors –Director Compensation for 2007.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2008 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)(2)	rights(1) (2) (3)	reflected in column (a))(1) (2)
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	1,966,657	$12.16	1,558,821

Equity compensation plans
not approved by security
holders	–	n/a	–

Total	1,966,657	$12.16	1,558,821

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

(3) The exercise price calculation is based only on outstanding options to purchase 1,885,424 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Corporate Governance – Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters – Independent Auditor and Fees,” and “Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

(1)

The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2007 and 2006

(ii)

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

(iii)

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

(iv)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005

(v)

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)

Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005 (page 79)

All other schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.

(3)

Exhibits

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.  All reports incorporated by reference were filed by the Company.

Exhibit

Number

Description

3.1

Restated Articles of Incorporation, as amended May 12, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 2005)

3.2

Restated Bylaws, as amended October 19, 2007 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated October 19, 2007)

4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998)

4.2

First Amendment dated August 22, 2000 to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A, filed on December 19, 2000)

4.3

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A, filed on October 29, 1998)

4.4

$138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

4.5

Amendment No. 1, dated June 28, 2005, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 28, 2005)

4.6

Amendment No. 2, dated as of December 21, 2006, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2006)

4.7

Amendment No. 3, dated as of October 19, 2007, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 19, 2007)

4.8

$125,000,000 Credit Agreement dated as of July 27, 2006, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris N.A., Wells Fargo Bank, N. A., and Northwest Farm Credit Services, PCA (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated July 27, 2006)

4.9

First Amendment, dated as of December 21, 2006, to $125,000,000 Credit Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2006)

4.10

Second Amendment, dated as of October 19, 2007, to $125,000,000 Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated October 19, 2007)

4.11

Indenture of Trust dated July 1, 1995, relating to $19,000,000 in Series 1995 variable rate industrial revenue bonds (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.1

Supplemental Retirement Plan, as last amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.2

1988 Stock Appreciation Rights Plan, as last amended May 4, 2007*

10.3

1990 Stock Appreciation Rights Plan, as last amended May 4, 2007*

10.4

Deferred Compensation Agreement dated March 2, 1990, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 16, 2005)*

10.5

1991 Employee Stock Option Plan, as last amended May 4, 2007*

10.6

1991 Dividend Equivalent Plan, as last amended May 4, 2007*

10.7

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated December 16, 2005)*

10.8

Directors’ Deferred Compensation Plan, as last amended December 19, 2007*

10.9

Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*

10.10

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended May 4, 2007*

10.11

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended May 4, 2007*

10.12

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended December 16, 2005 (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 16, 2005)*

10.13

Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended May 4, 2007*

10.14

2007 Equity Incentive Compensation Plan

10.15

Cash Incentive Compensation Plan for Executive Officers (2006-2007) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 16, 2005)*

10.16

2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.17

Executive Deferred Compensation Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.18

2005 Directors Deferred Compensation Plan as last amended December 19, 2007*

10.19

2005 Executive Deferred Compensation Plan as last amended December 19, 2007*

10.20

Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2004)*

10.21

Standard Form of Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*

10.22

Standard Form of Non-Qualified Performance Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*

10.23

Standard Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated December 16, 2005)*

10.24

Standard Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated December 16, 2005)*

10.25

Board of Directors Compensation Policy dated December 19, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 19, 2007)*

10.26

Form of Grant of Performance Units Pursuant to Director Compensation Policy (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 16, 2005)*

10.27

2008 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 19, 2007)*

10.28

2008 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 19, 2007)*

21.1

Subsidiaries of Wausau Paper (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

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

WAUSAU PAPER CORP.

March 14, 2008	SCOTT P. DOESCHER
Scott P. Doescher
Senior Vice President – Finance,
Secretary and Treasurer

(On behalf of the Registrant and as Principal

Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2008

THOMAS J. HOWATT	SAN W. ORR, JR.
Thomas J. Howatt	San W. Orr, Jr.
President and Chief Executive Officer	Chairman of the Board
(Principal Executive Officer)

ANDREW N. BAUR	GARY W. FREELS
Andrew N. Baur	Gary W. Freels
Director	Director

G. WATTS HUMPHREY, JR.	MICHAEL M. KNETTER
G. Watts Humphrey, Jr.	Michael M. Knetter
Director	Director

DENNIS J. KUESTER	DAVID B. SMITH, JR.
Dennis J. Kuester	David B. Smith, Jr.
Director	Director

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2007

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 10.2

1988 Stock Appreciation Rights Plan, as last amended May 4, 2007

Exhibit 10.3

1990 Stock Appreciation Rights Plan, as last amended May 4, 2007

Exhibit 10.5

1991 Employee Stock Option Plan, as last amended May 4, 2007

Exhibit 10.6

1991 Dividend Equivalent Plan, as last amended May 4, 2007

Exhibit 10.8

Directors’ Deferred Compensation Plan, as last amended December 19, 2007

Exhibit 10.10

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended May 4, 2007

Exhibit 10.11

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended May 4, 2007

Exhibit 10.13

Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended May 4, 2007

Exhibit 10.14

2007 Equity Incentive Compensation Plan

Exhibit 10.18

2005 Directors Deferred Compensation Plan as last amended December 19, 2007

Exhibit 10.19

2005 Executive Deferred Compensation Plan as last amended December 19, 2007

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