Form 10-Q
period 2008-03-31
WAUSAU PAPER CORP.
filed 2008-05-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of common shares outstanding at April 30, 2008 was 49,276,195.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations,
	Three Months Ended March 31, 2008 (unaudited)
	and March 31, 2007 (unaudited)	1

	Condensed Consolidated Balance Sheets,
	March 31, 2008 (unaudited) and December 31, 2007
	(derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows,
	Three Months Ended March 31, 2008 (unaudited)
	and March 31, 2007 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-10

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2008	2007

Net sales	$ 298,718	$ 299,393
Cost of sales	284,783	271,307
Gross profit	13,935	28,086

Selling and administrative	20,955	20,802
Restructuring	1,146	–
Operating (loss) profit	(8,166)	7,284

Interest expense	(2,821)	(2,807)
Other income, net	184	206
(Loss) earnings before income taxes	(10,803)	4,683

Credit for income taxes	(3,997)	(10,282)

Net (loss) earnings	$ (6,806)	$ 14,965

Net (loss) earnings per share – basic and diluted	$ (0.14)	$ 0.29

Weighted average shares outstanding – basic	49,559	50,746

Weighted average shares outstanding – diluted	49,559	51,100

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	March 31,	December 31,
	2008	2007
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 11,940	$ 18,121
Receivables, net	112,561	110,114
Refundable income taxes	2,828	1,065
Inventories	107,473	108,532
Deferred income taxes	4,472	6,046
Spare parts	26,834	26,108
Other current assets	4,222	4,364
Total current assets	270,330	274,350

Property, plant, and equipment – net	402,222	413,296
Other assets	55,156	56,551

Total Assets	$ 727,708	$ 744,197

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 159	$ 175
Accounts payable	91,556	88,706
Accrued and other liabilities	56,604	72,547
Total current liabilities	148,319	161,428

Long-term debt	151,648	139,358
Deferred income taxes	47,998	54,106
Post-retirement benefits	77,747	74,112
Other noncurrent liabilities	33,602	34,278
Total liabilities	459,314	463,282

Stockholders’ equity	268,394	280,915

Total Liabilities and Stockholders’ Equity	$ 727,708	$ 744,197

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Net cash used in operating activities	$ (4,699)	$ (6,355)

Cash flows from investing activities:
Capital expenditures	(6,944)	(5,986)
Proceeds from property, plant, and equipment disposals	1,736	893

Net cash used in investing activities	(5,208)	(5,093)

Cash flows from financing activities:
Net issuances of commercial paper	12,500	6,500
Payments under capital lease obligation and notes payable	(45)	(64)
Dividends paid	(4,235)	(4,313)
Excess tax benefits related to share-based compensation	–	35
Payments for purchase of company stock	(4,494)	–

Net cash provided by financing activities	3,726	2,158

Net decrease in cash and cash equivalents	(6,181)	(9,290)
Cash and cash equivalents, beginning of period	18,121	26,122

Cash and cash equivalents, end of period	$ 11,940	$ 16,832

Supplemental Cash Flow Information:
Interest paid-net of amount capitalized	$ 4,268	$ 5,240
Income taxes paid	$ 67	$ 2,794

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.

Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2007, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement date of the funded status of a plan as of the date of the year end financial statements.  The recognition provisions of SFAS 158 were adopted on December 31, 2006.  We adopted the measurement date provisions on January 1, 2008, which resulted in an increase in our liabilities for defined benefit pension and post-retirement plans of $2.9 million, an increase in deferred tax assets of $1.0 million, an after-tax increase to accumulated other comprehensive income of $0.4 million, and an after-tax charge to retained earnings of $2.3 million.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  On January 1, 2008, we adopted the provisions of EITF 06-11, which requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  The adoption of EITF 06-11 did not have a material impact on the condensed consolidated financial statements.

Note 3.

Restructuring and Divestitures

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc.  We continue to manufacture roll wrap and related products for the buyer during a post-closing transition period which expires on July 2, 2008.  Pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs was $0.3 million for the three months ended March 31, 2008.  We will retain the real property at the roll wrap production facilities and intend to sell the property following the completion of the transition period.  Additional pre-tax closure charges of approximately $0.5 million are anticipated to be incurred during the remainder of 2008.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire mill. Papermaking operations ceased in December 2007, and the majority of the papermaking assets were abandoned.  The closure resulted in the elimination of approximately 300 permanent jobs.  The cost of sales for the three months ended March 31, 2008, includes $6.8 million in pre-tax charges for depreciation on assets and other associated closure costs.  Pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs was $0.8 million for the three months ended March 31, 2008.

At December 31, 2007, $3.1 million was recorded as a current liability for restructuring expenses, consisting of severance and benefit continuation costs and other associated closure costs.  During the three months ended March 31, 2008, payments, net of additional charges, of approximately $2.1 million were made.  At March 31, 2008, we have recorded a current liability of $1.0 million for restructuring expenses, consisting of severance and benefit continuation costs and other associated closure costs.  Additional pre-tax closure charges of approximately $15.7 million, due primarily to contract termination costs, are anticipated to be incurred during the remainder of 2008.

Note 4.

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

At March 31, 2008, we have recorded a gross liability for unrecognized tax benefits of $4.9 million, of which approximately $4.2 million would impact our effective tax rate if recognized.  There was no material change in the amount or components of the gross liability for unrecognized tax benefits from those recorded at December 31, 2007.  We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Condensed Consolidated Statements of Operations.  At March 31, 2008, we have recorded a liability for potential interest and penalties of approximately $1.8 million, which is included in the liability for uncertain tax positions.  The total liability for uncertain tax positions at March 31, 2008, was $6.7 million, with $4.2 million of the liability recorded as a current liability and $2.5 million recorded as a noncurrent liability.

The Internal Revenue Service (“IRS”) has commenced examinations of our 1998 to 2003 tax returns that are anticipated to be concluded in 2008.  These examinations relate to certain research and development credits recorded during these respective tax return years.  In addition, we are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2004, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  The anticipated charges with respect to the aforementioned items are included in the liability for uncertain tax positions recorded at March 31, 2008.

Note 5.

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

Note 6.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2008	2007

Net (loss) earnings	$ (6,806)	$ 14,965

Basic weighted average common shares outstanding	49,559	50,746
Dilutive securities:
Stock compensation plans	–	354

Diluted weighted average common shares outstanding	49,559	51,100

Net (loss) earnings per share:
Basic	$ (0.14)	$ 0.29
Diluted	$ (0.14)	$ 0.29

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss reported in the three months ended March 31, 2008, stock-based grants for 2,135,543 shares were considered to be antidilutive.  For the three months ended March 31, 2007, stock-based grants for 511,326 shares were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 7.

Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2008	2007

Trade	$ 109,696	$ 107,909
Other	4,039	3,257
	113,735	111,166
Less: allowances for doubtful accounts	(1,174)	(1,052)

	$ 112,561	$ 110,114

Note 8.

Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2008	2007

Raw materials	$ 38,989	$ 37,401
Work in process and finished goods	112,831	115,848
Supplies	5,302	5,204
Inventories at cost	157,122	158,453
Less: LIFO reserve	(49,649)	(49,921)

	$ 107,473	$ 108,532

Note 9.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $725.4 million as of March 31, 2008, and $713.8 million as of December 31, 2007.  The provision for depreciation, amortization, and depletion was $19.8 million and $14.6 million for the three months ended March 31, 2007 and 2006, respectively.

Included in cost of sales for the three months ended March 31, 2008, were net gains on sales of property, plant, and equipment of $1.7 million, including gains on sales of timberlands of $2.0 million.  Included in cost of sales for the three months ended March 31, 2007, were net gains on sales of property, plant, and equipment of $0.8 million, including gains of sales of timberlands of $0.6 million.

Note 10.

Debt

As of March 31, 2008, we had $12.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement that expires July 27, 2011, equal to the amount of outstanding commercial paper. The amount of commercial paper outstanding at March 31, 2008, has been classified as long-term on our Condensed Consolidated Balance Sheets as we intend and have the ability to refinance the obligations under the revolving-credit agreement.

Note 11.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$ 1,594	$ 1,908	$ 450	$ 641
Interest cost	3,101	2,755	1,166	1,304
Expected return on plan assets	(3,695)	(3,354)	–	–
Amortization of:
Prior service cost (benefit)	470	544	(867)	(908)
Actuarial loss	488	618	504	583

Net periodic benefit cost	$ 1,958	$ 2,471	$ 1,253	$ 1,620

We previously disclosed in our consolidated financial statements for the year ended December 31, 2007, that although we do not have a minimum funding requirement for defined benefit pension plans in 2008, we may elect to make contributions of up to $6.0 million directly to pension plans.  As of March 31, 2008, we have made payments of approximately $0.1 million to our pension plans.  In addition, as previously reported, we expect to contribute $5.3 million directly to other post-retirement plans in 2008.  As of March 31, 2008, we have contributed approximately $1.1 million to our post-retirement plans.

Note 12.

Share-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2008 and March 31, 2007, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.3 million and $0.2 million, respectively, and was included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $0.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

There were no grants of fixed stock options during the three months ended March 31, 2008.  As a component of the director compensation policy, we awarded 19,444 of performance units during the first quarter of 2008.

On January 7, 2008, we granted 18,000 shares of restricted stock.  In accordance with the plan, the 18,000 shares were valued at the fair value of Wausau Paper’s stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.

On an annual basis, we generally grant stock options and performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first quarter of 2008, we granted 346,669 performance-based stock options with a weighted-average exercise price of $8.04 per share, and 282,359 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2008.  No compensation expense was recognized for this grant for the three months ended March 31, 2008, as it was not probable that the performance based criteria would be achieved as of March 31, 2008.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three months ended March 31, 2008 and March 31, 2007, we recognized credits of approximately $0.3 million and $0.1 million, respectively, in share-based compensation as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations related to stock appreciation rights and dividend equivalents.

Note 13.

Interim Segment Information

Factors Used to Identify Reportable Segments

Our operations are classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products from which Revenue is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine.  Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.    For additional information on the sale of the roll wrap portion of the Specialty Products’ business, please see Note 3 to the Condensed Consolidated Financial Statements.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw,

Wisconsin; and Brainerd, Minnesota.  The Printing & Writing 2007 interim segment information also includes a manufacturing facility in Groveton, New Hampshire, which ceased papermaking operations in December 2007.  Please see Note 3 to the Condensed Consolidated Financial Statements for additional information on the closure of the Groveton, New Hampshire mill.  Printing & Writing also includes a converting facility which converts printing and writing grades.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2008	2007

Net sales external customers:
Specialty Products	$ 126,195	$ 123,955
Printing & Writing	97,929	105,914
Towel & Tissue	74,594	69,524

	$ 298,718	$ 299,393

Operating (loss) profit:
Specialty Products	$ (361)	$ 2,673
Printing & Writing	(12,484)	(1,792)
Towel & Tissue	6,094	9,693
Corporate & eliminations	(1,415)	(3,290)

	$ (8,166)	$ 7,284

	March 31,	December 31,
	2008	2007

Segment assets:
Specialty Products	$ 310,502	$ 305,083
Printing & Writing	187,056	205,349
Towel & Tissue	180,093	178,214
Corporate & Unallocated*	50,057	55,551

	$ 727,708	$ 744,197

*

Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2007, for our accounting policies and other disclosures which are pertinent to these statements.

Overview

In the first quarter of 2008, net sales declined less than 1% to $298.7 million compared to net sales of $299.4 million during the first quarter of 2007.  Shipments decreased approximately 8% quarter-over-quarter with 208,433 tons shipped during the first quarter of 2008 and 226,593 tons shipped during the first quarter of 2007, due primarily to reduced Printing & Writing volumes associated with the December 2007 closure of the Groveton, New Hampshire mill.

For the first quarter of 2008, we reported a net loss of $6.8 million, or $0.14 per share, compared to prior year net earnings of $15.0 million, or $0.29 per share.  The net loss for the first three months of 2008 includes after-tax charges of $5.0 million, or $0.10 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale of Specialty Products’ roll wrap operations.  For additional information on the closure of the Groveton, New Hampshire mill and sale of the Specialty Products’ roll wrap business, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  The first quarter of 2008 also includes after-tax gains on sales of timberlands of $1.3 million, or $0.03 per share.  Included in the first quarter 2007, were one-time state tax benefits of $12.0 million, or $0.24 per share, related to the January 1, 2007, restructuring of our subsidiaries to realign them more closely with our operating structure.  The subsidiary realignment allowed for the utilization of previously reserved state net operating loss and credit carryovers.  For additional information on the restructuring, please refer to “Note 5 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.  In addition, the first quarter of 2007 included after-tax gains on sales of timberlands of $0.4 million, or $0.01 per share.

In the quarter-over-quarter consolidated comparison, net earnings was affected by overall improvement in product pricing, however, those improvements were more than offset by significant increases in fiber-related costs, energy prices, and other manufacturing cost increases experienced during 2008 as compared to 2007.  As we enter the second quarter of 2008, we continue to be affected by historically high energy prices, most notably natural gas and transportation, which show no indications of easing, while fiber-related costs also remain at their highest levels in a decade.

Operations Review

Net Sales

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Net sales	$ 298,718	$ 299,393
Percent (decrease)/increase	–	6%

Consolidated net sales of $298.7 million for the three months ended March 31, 2008, declined less than 1% from consolidated net sales of $299.4 million for the three months ended March 31, 2007.  Shipments decreased approximately 8% quarter-over-quarter with 208,433 tons shipped during the first quarter of 2008 and 226,593 tons shipped during the first quarter of 2007.  During the same comparative periods, average net selling price improved approximately 9%, or more than $25 million.  Actual net selling price increases accounted for approximately $18 million of the average net selling price gain, while $7 million of the average net selling price gain was attributable to product mix improvements.

Specialty Products’ net sales for the first quarter of 2008 were $126.2 million, an increase of 2% over net sales of $124.0 million reported during the same period in 2007.  The increase in net sales was driven by an average net selling price increase of approximately 7% or nearly $9 million, with actual net selling price increases generating nearly two-thirds of the entire improvement, while the remainder of the average net selling price gain was due to product mix enhancements.  Partially offsetting the improvement in average net selling price was a 5% reduction in volume of products shipped. In the first three months of 2008, 94,462 tons were shipped compared to 99,919 tons in the first quarter of 2007, with nearly half of the volume difference the result of reduced roll wrap shipments.

For the three months ended March 31, 2008, Printing & Writing recorded net sales of $97.9 million, a decrease of 8% over reported net sales in the first three months of 2007 of $105.9 million.  Shipments decreased approximately 16% quarter-over-quarter with 72,563 tons shipped during the first quarter of 2008 and 86,101 tons shipped during the first quarter of 2007.  The decline in shipments is due primarily to reduced volumes associated with the December 2007 closure of the Groveton, New Hampshire mill.  For additional information on the closure of the Groveton, New Hampshire mill, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  The decline in shipment volume was partially offset by an increase in average net selling price of nearly 10% or more than $10 million, with actual net selling prices accounting for approximately $9 million of the average net selling price gain and approximately $1 million of the increase due to product mix improvements.

Towel & Tissue reported net sales of $74.6 million for the three months ended March 31, 2008, an increase of 7% from net sales of $69.5 million reported in the same period of 2007.  Shipments of higher-margin value added products increased 9% in the current quarter as total shipments increased 2% to 41,408 tons from 40,573 tons during the same period last year.  Average net selling price increased approximately 6%, or more than $4 million, in the first quarter of 2008 over the first quarter of 2007, with actual net selling price increases providing the majority of the average net selling price gain.

Gross Profit

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Gross profit on sales	$ 13,935	$ 28,086
Gross profit margin	5%	9%

Gross profit for the three months ended March 31, 2008, was $13.9 million compared to $28.1 million for the three months ended March 31, 2007.  Gross profit margins decreased compared to those reported in the same period last year as improvements in average net selling price were more than offset by unfavorable increases in quarter-over-quarter fiber and energy prices, mix-driven material consumption costs, other manufacturing costs, and costs related to the December 2007 shutdown of the Groveton, New Hampshire mill.  In total, fiber related costs increased by approximately $12.5 million in the first quarter of 2008 compared to the first quarter of 2007, while energy prices increased by approximately $4.4 million over the same comparative period.  In addition, during the three months ended March 31, 2008, material consumption costs increased approximately $5.9 million, freight and warehouse costs increased approximately $3.0 million, and other manufacturing costs increased approximately $5.1 million as compared to the three months ended March 31, 2007.  Also, as a result of the closure of the Groveton, New Hampshire mill, we recognized $6.8 million of expense in cost of sales for the three months ended March 31, 2008.  For additional information on the ceasing of papermaking operations at the Groveton, New Hampshire mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

The gross profit margin for Specialty Products was 4% in the first quarter of 2008 compared to 7% in the first quarter of 2007.  Comparing the first quarter of 2008 to the same period in 2007, increased average net selling prices were more than offset by increases in manufacturing costs, including fiber and energy related costs, mix driven material consumption costs, and freight charges.

Printing & Writing recorded a negative gross margin of 5% in the first quarter of 2008 compared to a positive gross margin of 4% in the first quarter of 2007.  Quarter-over-quarter, average net selling price improvements were unable to offset unfavorable increases in costs of market pulp and energy, as well as increases in other manufacturing costs, including mix driven material consumption, freight, and warehouse costs.  In addition, gross profit margins for the first quarter of 2008 were unfavorably impacted by $6.8 million, or approximately 7 percentage points, as a result of depreciation on assets and other associated closure costs related to the shutdown of the Groveton, New Hampshire mill in December 2007.  Additional charges related to the closure of the Groveton, New Hampshire mill of approximately $1.4 million are expected to impact gross margins during the remainder of 2008.

The gross profit margin for Towel & Tissue was 16% in the first quarter of 2008 compared to 21% in the first quarter of 2007.  Similar to the other business segments, quarter-over-quarter, increased average net selling prices were more than offset by increases in manufacturing costs, including wastepaper and purchased towel and tissue parent rolls, depreciation and amortization, and other manufacturing costs.

Consolidated order backlogs decreased to approximately 47,200 tons at March 31, 2008, from approximately 60,500 tons at March 31, 2007.  Backlog tons at March 31, 2008, represent $68.0 million in sales compared to $77.0 million in sales at March 31, 2007.

Specialty Products’ backlog tons decreased from 43,400 tons as of March 31, 2007, to 36,300 tons at March 31, 2008.  Printing & Writing backlog tons declined to 7,700 tons at the end of the first quarter of 2008 compared to 14,000 tons at the end of the first quarter of 2007.  Towel & Tissue experienced a slight increase in backlogs with 3,200 tons reported at the end of the first quarter of 2008 and 3,100 tons reported at the end of the first quarter of 2007.  The change in customer order backlogs does not necessarily indicate business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at March 31, 2008, is expected to be shipped during the remainder of 2008.

Selling and Administrative Expenses

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Selling and administrative expense	$ 20,955	$ 20,802
Percent increase/(decrease)	1%	(1%)
As a percent of net sales	7%	7%

Selling and administrative expenses in the first quarter of 2008 were $21.0 million compared to $20.8 million in the same period of 2007.  The majority of the quarter-over-quarter increase in selling and administrative expense was due to increased advertising and legal expenses, somewhat offset by decreased compensation and benefits over the same comparative period.

Restructuring Charges

For the three months ended March 31, 2008, we recorded pre-tax restructuring charges of $1.1 million related to employee severance and benefits and other associated closure costs directly related to the sale of the roll-wrap portion of our Specialty Products’ business and the closure of our Printing & Writing’s Groveton, New Hampshire mill.  Additional pre-tax restructuring charges directly related to the roll-wrap business and the Groveton mill closure are expected to be $0.4 million and $14.3 million, respectively, for the remainder of 2008.  For additional information, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Interest expense	$ 2,821	$ 2,807
Other income, net	184	206

Interest expense was comparable at $2.8 million for the three months ended March 31, 2008 and 2007.  Although average long-term debt balances declined in the quarter-over-quarter comparable periods, non-recurring interest expense of $0.4 million unrelated to bank debt was incurred during the first quarter of 2008.  Long-term debt was $151.6 million and $166.6 million at March 31, 2008 and 2007, respectively.  Long-term debt at December 31, 2007, was $139.4 million.  Interest expense in the remainder of 2008 is expected to be slightly lower than 2007 levels.  Other income in the first quarter of 2008 is comparable to the same period last year.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Credit for income taxes	$ (3,997)	$ (10,282)
Effective tax rate	37%	(220%)

The effective tax rate for the three months ended March 31, 2008, is indicative of our normalized tax rate.  Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure allows us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the three months ended March 31, 2007, we recorded state tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  The effective tax rate for the first quarter 2007, excluding the state tax benefits, was 38%.  The effective tax rate for 2008 is expected to remain at 37%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2008	2007

Cash used in operating activities	$ 4,699	$ 6,355
Capital expenditures	6,944	5,986

The change in net cash used in operating activities at March 31, 2008 and March 31, 2007, was primarily due to a reduction in net earnings and improvements in working capital efficiencies during the first quarter of 2008 as compared to the first quarter of 2007.

We have established an average internal rate of return target of 17% on all capital projects approved in 2008.  Projects approved during the first three months of the year are expected to meet or exceed this target. Capital spending for the first three months of 2008 was $6.9 million compared to $6.0 million during the first three months of 2007.  Total capital spending for the full-year of 2008 is expected to be approximately $45 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in an after-tax gain of $29 million.  Since introducing the timberland sales program, we have sold approximately 21,700 acres and have realized after-tax earnings of approximately $19.5 million.  During the first quarter of 2008, we sold approximately 1,300 acres of timberlands, resulting in an after-tax gain of $1.3 million, compared to sales of approximately 500 acres of timberlands, resulting in an after-tax gain of $0.4 million, during the first quarter of 2007.  We expect our timberland sales program to continue at a pace that will allow for completion of our sales program over the next two years.  We have not committed to implement additional timberland sales programs in the future.  Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 9 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2008	2007

Short-term debt	$ 159	$ 175
Long-term debt	151,648	139,358
Total debt	151,807	139,533
Stockholders’ equity	268,394	280,915
Total capitalization	420,201	420,448
Long-term debt/capitalization ratio	36%	33%

As of March 31, 2008, long-term debt increased $12.2 million from the $139.4 million borrowed at December 31, 2007.  The increase in debt in the first quarter of 2008 to support operations is primarily due to certain seasonality within some of the segments of our business.  Overall, we generally experience lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers following the year-end holiday season.

As of March 31, 2008, we had $12.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement that expires July 27, 2011, equal to the amount of outstanding commercial paper.  At March 31, 2008, under the $125 million facility that expires July 27, 2011, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper.  As a result, we have classified the amount as long-term on our Condensed Consolidated Balance Sheet.

On March 31, 2008, we had approximately $77.8 million available borrowing capacity under a bank facility that expires on July 27, 2011.  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, fund dividend payments to shareholders, and continue to repurchase shares of Wausau Paper common stock.

At December 31, 2007, there were approximately 0.5 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  In February 2008, our Board of Directors authorized the repurchase of an additional 2.5 million shares of Wausau Paper common stock.  Under these authorizations, we have repurchased 553,000 shares during the three months ended March 31, 2008, at a total cost of approximately $4.5 million.  At March 31, 2008, there are approximately 2.5 million shares available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We intend to continue to repurchase shares at a similar pace to repurchases in recent years.

Dividends

On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2008, to shareholders of record on February 1, 2008.  On April 17, 2008, the Board of Director’s declared a cash dividend in the amount of $0.085 per share.  The dividend is payable on May 15, 2008, to shareholders of record on May 1, 2008.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2007.

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

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending March 31, 2008

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(2)

January
February	553,000	$8.0960	553,000
March

Quarterly Totals	553,000	$8.0960	553,000	2,489,774

(1)  Includes 542,774 shares purchased under a program announced on April 20, 2000, pursuant to which the Board of Directors authorized the repurchase of up to 2,571,000 shares in the open market or privately negotiated transactions (the “2000 Plan”).  Also includes 10,226 shares purchased pursuant to program announced on February 12, 2008, pursuant to which the Board of Directors authorized the repurchase of up to 2,500,000 shares in the open market or privately negotiated transactions (the “2008 Plan”).  No price or expiration date was specified for the authorized repurchases.

(2)  No authorized shares are remaining for purchase under the 2000 Plan.  2,489,774 shares may yet be purchased under the 2008 Plan.

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

WAUSAU PAPER CORP.

May 9, 2008

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002