Form 10-Q
period 2008-06-30
WAUSAU PAPER CORP.
filed 2008-08-06
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of common shares outstanding at July 31, 2008 was 48,796,654.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Six Months Ended
	June 30, 2008 (unaudited) and
	June 30, 2007 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, June 30, 2008 (unaudited)
	and December 31, 2007 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Six Months Ended
	June 30, 2008 (unaudited) and
	June 30, 2007 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-12

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2008	2007	2008	2007

Net sales	$305,211	$317,235	$603,929	$616,628
Cost of sales	283,442	285,230	568,225	556,537
Gross profit	21,769	32,005	35,704	60,091

Selling and administrative	21,708	21,378	42,663	42,180
Restructuring	12,815	–	13,961	–
Operating (loss) profit	(12,754)	10,627	(20,920)	17,911

Interest expense	(2,510)	(2,850)	(5,331)	(5,657)
Other income, net	57	126	241	332
(Loss) earnings before income taxes	(15,207)	7,903	(26,010)	12,586

(Credit) provision for income taxes	(5,627)	3,150	(9,624)	(7,132)

Net (loss) earnings	$ (9,580)	$ 4,753	$(16,386)	$ 19,718

Net (loss) earnings per share-basic and diluted	$ (0.20)	$ 0.09	$ (0.33)	$ 0.39

Weighted average shares outstanding-basic	49,020	50,675	49,290	50,710
Weighted average shares outstanding-diluted	49,020	51,034	49,290	51,067

Dividends declared per common share	$ 0.17	$ 0.17	$ 0.17	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
(all dollar amounts in thousands)	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$ 12,906	$ 18,121
Receivables, net	112,904	110,114
Refundable income taxes	410	1,065
Inventories	97,435	108,532
Deferred income taxes	3,329	6,046
Spare parts	26,865	26,108
Other current assets	3,880	4,364
Total current assets	257,729	274,350

Property, plant, and equipment, net	399,054	413,296
Other assets	57,735	56,551

Total Assets	$714,518	$744,197

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 136	$ 175
Accounts payable	83,989	88,706
Accrued and other liabilities	65,729	72,547
Total current liabilities	149,854	161,428

Long-term debt	152,300	139,358
Deferred income taxes	43,581	54,106
Post-retirement benefits	77,860	74,112
Other noncurrent liabilities	43,978	34,278
Total liabilities	467,573	463,282

Stockholders’ equity	246,945	280,915

Total Liabilities and Stockholders’ Equity	$714,518	$744,197

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2008	2007

Net cash provided by operating activities	$ 8,706	$ 12,461

Cash flows from investing activities:
Capital expenditures	(14,362)	(13,132)
Proceeds from property, plant, and equipment disposals	4,093	4,089

Net cash used in investing activities	(10,269)	(9,043)

Cash flows from financing activities:
Net issuances of commercial paper	10,350	–
Net borrowings under credit agreement	3,000	–
Payments under capital lease obligation and note payable	(84)	(114)
Dividends paid	(8,422)	(8,627)
Excess tax benefit related to share-based compensation	–	35
Payments for purchase of company stock	(8,496)	(1,733)

Net cash used in financing activities	(3,652)	(10,439)

Net decrease in cash and cash equivalents	(5,215)	(7,021)
Cash and cash equivalents, beginning of period	18,121	26,122

Cash and cash equivalents, end of period	$ 12,906	$ 19,101

Supplemental Cash Flow Information:
Interest paid – net of amount capitalized	$ 4,492	$ 5,436
Income taxes paid	353	7,586

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

Note 3.

Restructuring and Divestitures

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc.  We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period which expired on July 2, 2008.  Pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs for the three and six months ended June 30, 2008, was $0.1 million and $0.4 million, respectively.  At the conclusion of the post-closing transition period, we will retain and intend to sell the real property at the roll wrap production facilities.  At June 30, 2008, $0.4 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $0.1 million are anticipated to be incurred during the remainder of 2008.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire mill. Papermaking operations ceased in December 2007, and the majority of the papermaking assets were abandoned.  The closure resulted in the elimination of approximately 300 permanent jobs.  The cost of sales for the three and six months ended June 30, 2008, includes $1.1 million and $7.9 million, respectively, in pre-tax charges for depreciation on assets and other associated closure costs.  Pre-tax restructuring expense related to severance and benefit continuation costs, contract termination costs, and other associated closure costs was $12.7 million and $13.5 million, respectively, for the three and six months ended June 30, 2008.

At December 31, 2007, a current liability related to the Groveton mill closure of $3.1 million was recorded for restructuring expenses, consisting of severance and benefit continuation costs and other associated closure costs.  During the six months ended June 30, 2008, we recorded additional charges, net of payments, of approximately $9.2 million.  The additional charges that were recorded consisted mainly of contract termination costs.  At June 30, 2008, we have recorded a current liability of $2.4 million for restructuring expenses, consisting primarily of severance and benefit continuation costs and other associated closure costs, and a long-term liability of $9.9 million for restructuring expenses, consisting of contract termination costs. We will continue to make payments related to the contract over the contract term.  Additional pre-tax closure charges of approximately $2.1 million are expected to be incurred during the remainder of 2008.

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

At June 30, 2008, we have recorded a gross liability for unrecognized tax benefits of $4.9 million, of which approximately $4.2 million would impact our effective tax rate if recognized.  There was no material change in the amount or components of the gross liability for unrecognized tax benefits from those recorded at December 31, 2007.  We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Condensed Consolidated Statements of Operations.  At June 30, 2008, we have recorded a liability for potential interest and penalties of approximately $1.8 million, which is included in the liability for uncertain tax positions.  The total liability for uncertain tax positions at June 30, 2008, was $6.7 million, with $4.1 million of the liability recorded as a current liability and $2.6 million recorded as a noncurrent liability.

The Internal Revenue Service (“IRS”) has commenced examinations of our 1998 to 2003 tax returns that are anticipated to be concluded in 2008.  These examinations relate to certain research and development credits recorded during these respective tax return years.  In addition, we are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2004, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  The anticipated charges with respect to the aforementioned items are included in the liability for uncertain tax positions recorded at June 30, 2008.

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

Note 6.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2008	2007	2008	2007

Net (loss) earnings	$ (9,580)	$ 4,753	$(16,386)	$19,718

Basic weighted average common shares outstanding	49,020	50,675	49,290	50,710
Effect of dilutive securities:
Share-based compensation awards	–	359	–	357

Diluted weighted average common shares outstanding	49,020	51,034	49,290	51,067

Net earnings per share:
Basic	$ (0.20)	$ 0.09	$ (0.33)	$ 0.39
Diluted	$ (0.20)	$ 0.09	$ (0.33)	$ 0.39

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss reported in the three and six months ended June 30, 2008, stock-based grants for 2,115,811 shares were considered to be antidilutive.  For the three and six months ended June 30, 2007, stock-based grants for 508,911 and 510,119 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 7.

Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2008	2007

Trade	$109,779	$107,909
Other	4,219	3,257
	113,998	111,166
Less: allowances for doubtful accounts	(1,094)	(1,052)

	$112,904	$110,114

Note 8.

Inventories

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2008	2007

Raw materials	$ 34,349	$ 37,401
Work in process and finished goods	108,824	115,848
Supplies	6,107	5,204
Inventories at cost	149,280	158,453
Less: LIFO reserve	(51,845)	(49,921)

	$ 97,435	$108,532

Note 9.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $736.7 million as of June 30, 2008, and $713.8 million as of December 31, 2007.  The provision for depreciation, amortization, and depletion was $14.7 million for the three months ended June 30, 2008 and 2007.  The provision for depreciation, amortization, and depletion for the six months ended June 30, 2008 and 2007 was $34.5 million and $29.3 million, respectively.

Included in cost of sales for the three and six months ended June 30, 2008, were net gains on sales of property, plant, and equipment of $2.3 million and $4.0 million, respectively, including gains on sales of timberlands of $1.2 million and $3.3 million, respectively.  Included in cost of sales for the three and six months ended June 30, 2007, were net gains on sales of property, plant, and equipment of $3.0 million and $3.8 million, respectively, including gains on sales of timberlands of $2.9 million and $3.5 million, respectively.

Note 10.

Debt

As of June 30, 2008, we had $18.0 million in outstanding borrowings under our $125 million unsecured revolving-credit agreement that expires July 27, 2011.  In addition, at June 30, 2008, we had $10.4 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper. The amount of commercial paper outstanding at June 30, 2008, has been classified as long-term on our Condensed Consolidated Balance Sheets as we intend and have the ability to refinance the obligations under the revolving-credit agreement.

Note 11.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$ 1,594	$ 1,908	$ 450	$ 617
Interest cost	3,101	2,755	1,166	1,269
Expected return on plan assets	(3,695)	(3,354)	–	–
Amortization of:
Prior service cost (benefit)	470	543	(867)	(1,006)
Actuarial loss	488	618	504	582

Net periodic benefit cost	$ 1,958	$ 2,470	$ 1,253	$ 1,462

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$ 3,188	$ 3,816	$ 900	$ 1,258
Interest cost	6,202	5,510	2,332	2,573
Expected return on plan assets	(7,390)	(6,708)	–	–
Amortization of:
Prior service cost (benefit)	940	1,087	(1,734)	(1,914)
Actuarial loss	976	1,236	1,008	1,165

Net periodic benefit cost	$ 3,916	$ 4,941	$ 2,506	$ 3,082

We previously disclosed in our consolidated financial statements for the year ended December 31, 2007, that although we do not have a minimum funding requirement for defined benefit pension plans in 2008, we may elect to make contributions of up to $6.0 million directly to pension plans.  As of June 30, 2008, we have made payments of approximately $1.9 million to our pension plans.  In addition, as previously reported, we expect to contribute $5.3 million directly to other post-retirement plans in 2008.  As of June 30, 2008, we have contributed approximately $2.4 million to our post-retirement plans.

Note 12.

Share-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2008, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.1 million and $0.4 million, respectively.  During the three and six months ended June 30, 2007, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.4 million and $0.6 million, respectively.

During the six months ended June 30, 2008, we granted 36,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $8.46 per share.  In addition, as a component of the director compensation policy, we awarded 19,444 of performance units during the six months ended June 30, 2008.

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

On an annual basis, we generally grant stock options and performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the six months ended June 30, 2008, we granted 346,669 performance-based stock options with a weighted-average exercise price of $8.04 per share, and 282,359 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2008.  No compensation expense was recognized for this grant for the three and six months ended June 30, 2008, as it was not probable that the performance based criteria would be achieved as of June 30, 2008.

Share-based compensation expense related to fixed option grants and performance unit awards are included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $0.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three and six months ended June 30, 2008, we recognized a credit of approximately $0.1 million and $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and six months ended June 30, 2007, we recognized a credit of approximately $0.3 million and $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  Share-based compensation related to stock appreciation rights and dividend equivalents is included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Net sales external customers:
Specialty Products	$ 125,414	$ 125,950	$ 251,609	$ 249,905
Printing & Writing	95,590	114,159	193,519	220,073
Towel & Tissue	84,207	77,126	158,801	146,650

	$ 305,211	$ 317,235	$ 603,929	$ 616,628

Operating (loss) profit:
Specialty Products	$ (1,879)	$ 2,195	$ (2,240)	$ 4,868
Printing & Writing	(16,583)	(2,316)	(29,067)	(4,108)
Towel & Tissue	8,315	11,341	14,409	21,034
Corporate & eliminations	(2,607)	(593)	(4,022)	(3,883)

	$ (12,754)	$ 10,627	$ (20,920)	$ 17,911

	June 30,	December 31,
	2008	2007

Segment assets:
Specialty Products	$ 304,086	$ 305,083
Printing & Writing	183,328	205,349
Towel & Tissue	178,073	178,214
Corporate & Unallocated*	49,031	55,551

	$ 714,518	$ 744,197

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

Overview

In the second quarter of 2008, we reported a net loss of $9.6 million, or $0.20 per share, compared to prior year net earnings of $4.8 million, or $0.09 per share.  The net loss for the second quarter of 2008 includes after-tax charges of $8.8 million, or $0.18 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale of Specialty Products’ roll wrap operations.  For additional information on the closure of the Groveton, New Hampshire mill and sale of the Specialty Products’ roll wrap business, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  In addition, the second quarter of 2008 also includes after-tax gains on sales of timberlands of $0.8 million, or $0.02 per share.  The second quarter of 2007 included after-tax gains on sales of timberlands of $1.8 million, or $0.04 per share.

For the six months ended June 30, 2008, we reported a net loss of $16.4 million, or $0.33 per share, compared to net earnings of $19.7 million, or $0.39 per share in the first six months of 2007.  The net loss for the first six months of 2008 includes after-tax charges of $13.7 million, or $0.28 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale of Specialty Products’ roll wrap operations.  For additional information on the closure of the Groveton, New Hampshire mill and sale of the Specialty Products’ roll wrap business, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  The first six months of 2008 also includes after-tax gains on sales of timberlands of $2.1 million, or $0.04 per share.  Included in the first six months of 2007 were one-time state tax benefits of $11.6 million, or $0.23 per share, related to the January 1, 2007, restructuring of our subsidiaries to realign them more closely with our current operating structure.  The subsidiary realignment allows for the utilization of previously reserved state net operating loss and credit carryovers.  For additional information on the restructuring, please refer to “Note 5 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.  In addition, the first six months of 2007 included after-tax gains on sales of timberlands of $2.2 million, or $0.04 per share.

Compared to 2007, net sales and shipments for the second quarter of 2008 decreased 4% and 14%, respectively.  Year-to-date, net sales decreased 2% and shipments declined 11% in 2008 compared to the same period in 2007.  The decline in shipments in both the quarter-over-quarter and year-over-year consolidated comparisons is due primarily to reduced Printing & Writing volumes associated with the December 2007 closure of the Groveton, New Hampshire mill.  Also, in both the quarter-over-quarter and year-over-year consolidated comparisons, net earnings were affected by overall improvement in product pricing; however, those improvements were more than offset by significant increases in fiber-related costs, energy prices, and other manufacturing costs experienced during 2008 as compared to 2007.  As we progress in to the second half of 2008, we continue to be affected by historically high energy prices, most notably natural gas and transportation, while fiber-related costs also remain at near-record levels.

Operations Review

Net Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Net sales	$305,211	$317,235	$603,929	$616,628
Percent (decrease) increase	(4%)	7%	(2%)	6%

Consolidated net sales of $305.2 million for the three months ended June 30, 2008, declined 4% from consolidated net sales of $317.2 million for the three months ended June 30, 2007.  Shipments decreased 14% quarter-over-quarter with 205,193 tons shipped during the second quarter of 2008 and 237,853 tons shipped during the second quarter of 2007.  During the same comparative periods, average net selling price increased approximately 12%, or more than $30 million, with more than two-thirds of the improvement due to actual net selling price increases, while the remaining increase was attributable to product mix improvements.

For the six months ended June 30, 2008 and 2007, consolidated net sales were $603.9 million and $616.6 million, respectively, reflecting a 2% decrease year-over-year.  Year-to-date shipments at June 30, 2008, were 413,626 tons which represent an 11% decline from the 464,446 tons shipped during the same six-month period in 2007.  During the first six months of 2008 and as compared to the same period in 2007, average net selling price improved more than 8%, or approximately $45 million.  Actual net selling price increases accounted for approximately $37 million of the average net selling price gain, while $8 million of the average net selling price gain was due to product mix improvements.

Specialty Products’ net sales for the second quarter of 2008 were $125.4 million, a slight decrease from net sales of $126.0 million reported during the same period in 2007.  Average net selling price increased approximately 6%, or nearly $8 million, in the second quarter of 2008 over the second quarter of 2007, with actual net selling price increases providing the entire average net selling price gain.  The current quarter improvement in average net selling price was offset by a reduction in volume of products shipped.  In the second quarter of 2008, 93,388 tons were shipped compared to 100,310 tons in the second quarter of 2007, with the majority of the volume difference the result of reduced roll wrap shipments.

For the first half of 2008, Specialty Products’ net sales were $251.6 million, an increase of 1% from net sales of $249.9 million in the first half of 2007.  The increase in net sales was driven by an average net selling price increase of approximately 7%, or approximately $17 million.  Actual net selling price increases accounted for approximately $14 million of the average net selling price gain, while $3 million of the average net selling price gain was due to product mix improvements.  Partially offsetting the improvement in average net selling price was a 6% reduction in volume of product shipped, as 187,850 tons were shipped during the first half of 2008 compared to 200,229 tons shipped during the first half of 2007.  Similar to the quarter-over-quarter comparison, the majority of the volume difference is due to reduced roll wrap shipments.

For the three months ended June 30, 2008, Printing & Writing reported net sales of $95.6 million, a decrease of 16% from reported net sales in the second quarter of 2007 of $114.2 million.  Shipments decreased approximately 29% quarter-over-quarter with 66,120 tons shipped during the second quarter of 2008 and 93,745 tons shipped during the second quarter of 2007.  The decline in shipments is due primarily to reduced volumes associated with the December 2007 closure of the Groveton, New Hampshire mill.  For additional information on the closure of the Groveton, New Hampshire mill, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  The decline in shipment volume was partially offset by an increase in average net selling price of nearly 19% or approximately $15 million, with actual net selling prices accounting for approximately $10 million of the average net selling price gain and approximately $5 million of the increase due to product mix improvements.

Year-to-date net sales for Printing & Writing declined 12% to $193.5 million in 2008 from $220.1 million in 2007.  Shipment volume decreased 23% year-over-year with 138,683 tons shipped during the six months ended June 30, 2008, and 179,846 tons shipped during the six months ended June 30, 2007.  Similar to the quarter-over-quarter comparison, the decline in shipments is due primarily to reduced volumes associated with the closure of the Groveton, New Hampshire mill.  Average net selling price improved approximately 14% or nearly $24 million during the first half of 2008 as compared to the same period in 2007, with actual selling price improvements accounting for approximately $18 million of the increase and the remaining average net selling price gain a result of a stronger product mix.

Towel & Tissue reported net sales of $84.2 million for the three-month period ended June 30, 2008, an increase of 9% from net sales of $77.1 million reported in the same three-month period of 2007.  Total shipments for the second quarter of 2008 increased 4% to 45,685 tons compared to 43,798 tons in the second quarter of 2007.  Average net selling price increased approximately 5%, or more than $4 million, in the second quarter of 2008 over the second quarter of 2007, with actual net selling price increases providing the majority of the average net selling price gain.

Net sales for the first six months of 2008 and 2007 were $158.8 million and $146.7 million, respectively, for Towel & Tissue—an improvement of 8%.  Strong product selling price increases and product mix improvements drove an increase in average net selling price of nearly 6% or more than $8 million as compared to 2007.  In addition, shipments of 87,093 tons during the first half of 2008 increased 3% over shipments of 84,371 tons during the first half of 2007.

Gross Profit

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Gross profit on sales	$21,769	$32,005	$35,704	$60,091
Gross profit margin	7%	10%	6%	10%

Gross profit for the three months ended June 30, 2008, was $21.8 million compared to $32.0 million for the three months ended June 30, 2007.  On a consolidated basis, the decline in gross profit in the quarter-over-quarter comparison is primarily due to the overall improvements in average net selling price, as discussed earlier in the net sales section, being unable to offset a quarter-over-quarter unfavorable impact of approximately $21 million related to fiber and energy price increases.  Additionally, gross profit was impacted by increased maintenance, freight, warehousing, mix-driven material consumption and other unfavorable manufacturing costs.  Also, as a result of the closure of the Groveton, New Hampshire mill, we recognized $1.1 million of expense in cost of sales for the three months ended June 30, 2008.  For additional information on the ceasing of papermaking operations at the Groveton, New Hampshire mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  In addition, gains on sales of timberlands during the second quarter of 2008 declined by approximately $2 million as compared to the second quarter of 2007.

Year-to-date, gross profit decreased to $35.7 million, or 6% of consolidated net sales reported in 2008, from $60.1 million, or 10% of consolidated net sales reported in 2007.  On a consolidated basis, the decline in gross profit during the first six months of 2008, as compared to the first six months of 2007, is primarily due to improvements in average net selling price being more than offset by an unfavorable impact of approximately $37 million related to fiber and energy price increases.  Additionally, gross profit was impacted by increased freight, warehousing, mix-driven material consumption and other unfavorable manufacturing costs.  Also, as a result of the closure of the Groveton, New Hampshire mill, we recognized $7.9 million of expense in cost of sales for the six months ended June 30, 2008. For additional information on the ceasing of papermaking operations at the Groveton, New Hampshire mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Gross profit margins for Specialty Products were 3% in the second quarter of 2008 compared to 7% in the second quarter of 2007.  Comparing the second quarter of 2008 to the same period in 2007, increased average net selling prices were more than offset by increases in fiber and energy related costs combined with increases in mix-driven material consumption and other manufacturing costs.

Specialty Products’ gross profit margin declined to 4% during the first six months of 2008 from 7% during the first six months of 2007.  The year-over-year six month comparison was impacted by similar factors as the second quarter comparison.

Printing & Writing’s second quarter 2008 and 2007 gross profit margins were 3% and 4% of net sales, respectively.  Quarter-over-quarter, average net selling price improvements were able to offset unfavorable increases in costs of market pulp and energy, as well as increases in freight, warehousing, mix-driven material consumption, and other manufacturing costs.  However, gross profit margins for the second quarter of 2008 were unfavorably impacted by $1.1 million, or approximately 1 percentage point, as a result of depreciation on assets and other associated closure costs related to the shutdown of the Groveton, New Hampshire mill in December 2007.

Year-to-date, Printing & Writing recorded a negative gross margin of 1% in 2008 compared to a positive gross margin of 4% in 2007.  Improvements in average net selling price were unable to offset unfavorable increases in costs of market pulp and energy, as well as increases in freight, warehousing, mix-driven material consumption costs, and other manufacturing costs during the first six months of 2008 compared to the same period of 2007.  Additionally, gross profit margins for the first half of 2008 were unfavorably impacted by $7.9 million, or approximately 4 percentage points, as a result of depreciation on assets and other associated closure costs related to the shutdown of the Groveton, New Hampshire mill in December 2007. Additional charges related to the closure of the Groveton, New Hampshire mill of approximately $1.2 million are expected to impact gross margins during the remainder of 2008.

Gross profit margins for Towel & Tissue were 16% in the second quarter and first six months of 2008 compared to 21% in the second quarter and first six months of 2007.  In both the quarter-over-quarter and year-over-year comparisons, increased average net selling prices were more than offset by increases in manufacturing costs, primarily costs related to wastepaper and purchased towel and tissue parent rolls, energy-related costs, and other manufacturing costs.

Consolidated order backlogs decreased to approximately 51,200 tons at June 30, 2008, from approximately 56,200 tons at June 30, 2007.  Backlog tons at June 30, 2008, represent $72.9 million in sales compared to $74.4 million in sales at June 30, 2007.  Quarter-over-quarter improvements in customer backlog were evident in Towel & Tissue, while Specialty Products’ customer backlogs remained flat, and Printing & Writing customer backlogs declined.  Specialty Products’ backlog tons remained relatively flat at 39,100 tons at June 30, 2008, compared to 39,400 tons at June 30, 2007.  Printing & Writing backlog tons declined to 7,700 tons at the end of the second quarter of 2008 compared to 14,000 tons at the end of the second quarter of 2007.  Towel & Tissue experienced increased backlogs with 4,400 tons and 2,800 tons reported at the end of the second quarter of 2008 and 2007, respectively.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.  The entire backlog at June 30, 2008, is expected to be shipped during the remainder of 2008.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Selling and administrative expense	$21,708	$21,378	$42,663	$42,180
Percent increase	2%	8%	1%	4%
As a percent of net sales	7%	7%	7%	7%

Selling and administrative expenses in the second quarter of 2008 were $21.7 million compared to $21.4 million in the same period of 2007.  The majority of the quarter-over-quarter increase in selling and administrative expense was due to increased advertising expenses, somewhat offset by decreased compensation and benefits over the same comparative period.

Selling and administrative expenses for the six months ended June 30, 2008 were $42.7 million compared to $42.2 million in the same period of 2007.  The majority of the increase in selling and administrative expense for the first six months of 2008 was due to increased advertising expenses, somewhat offset by decreased compensation and benefits, as compared to the same period in 2007.

Restructuring Charge

For the three and six months ended June 30, 2008, we recorded pre-tax restructuring charges of $12.8 million and $14.0 million, respectively, related to employee severance and benefits costs, contract termination costs, and other associated closure costs directly related to the sale of the roll-wrap portion of our Specialty Products’ business and the closure of our Printing & Writing’s Groveton, New Hampshire mill.  Additional pre-tax restructuring charges directly related to the roll-wrap business and the Groveton mill closure are expected to be $0.1 million and $0.9 million, respectively, for the remainder of 2008.  For additional information, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Interest expense	$2,510	$2,850	$5,331	$5,657
Other income, net	57	126	241	332

Interest expense in the second quarter of 2008 was $2.5 million compared to interest expense of $2.9 million in the second quarter of 2007.  For the first six months of 2008, interest expense declined to $5.3 million from $5.7 million of interest expense recorded during the same period in 2007.  The decline in both the quarter-over-quarter and year-over-year comparisons is due to generally lower average long-term debt balances as well as lower variable interest rates on certain long-term debt.  Long-term debt was $152.3 million and $159.8 million at June 30, 2008 and 2007, respectively.  Long-term debt at December 31, 2007, was $139.4 million.  As a result of lower variable interest rates on certain long-term debt, interest expense for the remainder of 2008 is expected to be slightly lower than 2007 levels.  Other income, consisting principally of interest income, in the second quarter and year-to-date periods of 2008, is less than the same periods last year as a result of lower average cash and cash equivalent balances than in 2007.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

(Credit) provision for income taxes	$(5,627)	$3,150	$(9,624)	$(7,132)
Effective tax rate	37%	40%	37%	(57%)

The effective tax rate for the three and six months ended June 30, 2008, is indicative of our normalized tax rate.  Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure allows us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  During the first quarter of 2007, we recorded state tax benefits of $12.0 million primarily as a result of the reversal of these valuation allowances.  In the second quarter of 2007, we recorded a deferred state income tax provision of $0.4 million as a result of the impact of a revised estimate to our effective state tax rate used to determine our deferred tax assets and liabilities from our previous tax structure to our single member limited liability company tax structure.  The effective tax rate for the first six months of 2007, excluding the state tax benefits, was 36%.  The effective tax rate for 2008 is expected to remain at 37%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2008	2007

Cash provided by operating activities	$ 8,706	$12,461
Capital expenditures	14,362	13,132

The reduction in net cash provided by operating activities for the six months ended June 30, 2008, compared to June 30, 2007, was primarily due to a reduction in net earnings offset by improvements in working capital efficiencies realized in 2008.

We have established an average internal rate of return target of 17% on all capital projects approved in 2008.  Projects approved during the first six months of the year are expected to meet or exceed this target. Capital spending for the first six months of 2008 was $14.4 million compared to $13.1 million during the first six months of 2007.  Total capital spending for the full-year of 2008 is expected to be approximately $50 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 22,500 acres and have realized after-tax earnings of approximately $20.3 million.  During the second quarter of 2008, we sold approximately 900 acres of timberlands, resulting in an after-tax gain of $0.8 million, compared to sales of approximately 1,400 acres of timberlands, resulting in an after-tax gain of $1.8 million, during the same period of 2007.  Year-to-date, we have sold approximately 2,200 acres of timberlands, resulting in an after-tax gain of $2.1 million, compared to sales of approximately 1,900 acres of timberlands, resulting in an after-tax gain of $2.2 million, during the first six months of 2007.  We expect our timberland sales program to continue at a pace that will allow for completion of our sales program over the next two years.  We have not committed to implement additional timberland sales programs in the future. Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 9 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

(all dollar amounts in thousands)	June 30,	December 31,
	2008	2007

Short-term debt	$ 136	$ 175
Long-term debt	152,300	139,358
Total debt	152,436	139,533
Stockholders’ equity	246,945	280,915
Total capitalization	399,381	420,448
Long-term debt/capitalization ratio	38%	33%

As of June 30, 2008, long-term debt increased $12.9 million from the $139.4 million borrowed at December 31, 2007. We had $18.0 million in outstanding borrowings under our $125 million unsecured revolving-credit agreement that expires July 27, 2011.  In addition, at June 30, 2008, we had $10.4 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $125 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper. The amount of commercial paper outstanding at June 30, 2008, has been classified as long-term on our Condensed Consolidated Balance Sheets as we intend and have the ability to refinance the obligations under the revolving-credit agreement.

On June 30, 2008, we had approximately $77.0 million available borrowing capacity under a bank facility that expires on July 27, 2011.  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, and fund dividend payments to shareholders.

At December 31, 2007, there were approximately 0.5 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  In February 2008, our Board of Directors authorized the repurchase of an additional 2.5 million shares of Wausau Paper common stock.  Under these authorizations, we have repurchased 1,033,000 shares during the six months ended June 30, 2008, at a total cost of approximately $8.5 million.  At June 30, 2008, there are approximately 2.0 million shares available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We intend to significantly reduce or eliminate share repurchases over the next several quarters.

Dividends

On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2008, to shareholders of record on February 1, 2008.  On April 17, 2008, the Board of Director’s declared a cash dividend in the amount of $0.085 per share.  The dividend was paid on May 15, 2008, to shareholders of record on May 1, 2008.  At a meeting held on June 12, 2008, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on August 15, 2008, to shareholders of record on August 1, 2008.

Commitments and Contractual Obligations

As of June 30, 2008, there have been no significant changes to our commitments and contractual obligations outside the normal course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the incurrence of commitments for capital spending and additional purchase obligations related to various supply agreements.  The additional capital spending commitments are primarily due to the previously announced rebuild of a toweling machine at our Middletown, Ohio mill, and a fiber handling and stock blending project at our Brokaw, Wisconsin facility.  As of June 30, 2008, we have outstanding commitments for capital projects in various stages of completion of approximately $29.7 million of which $21.9 million is expected to be expended during the last half of 2008 and $7.8 million is expected to be expended during 2009.

As of June 30, 2008, our total estimated purchase obligations for the remainder of 2008, the succeeding five fiscal years, and thereafter are as follows:

(all dollar amounts in thousands)

2008	$ 24,892
2009	37,047
2010	33,403
2011	1,510
2012	1,416
2013	1,394
Thereafter	8,010

Total purchase obligations	$ 107,672

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Quarter ending June 30, 2008

Maximum number
			Total number	(or approximate
			of shares (or	dollar value) of
	Total number		units) purchased	shares (or units)
	of shares	Average price	as part of publicly	that may yet be
	(or units)	paid per share	announced plans	purchased under the
	purchased	(or unit)	or programs	plans or programs
Period	(a)	(b)	(c)(1)	(d)(1)

April
May	480,000	$8.3079	480,000
June

Quarterly Totals	480,000	$8.3079	480,000	2,009,774

(1)  Shares purchased under a program announced on February 12, 2008, pursuant to which the Board of Directors authorized the repurchase of up to 2,500,000 shares in the open market or privately negotiated transactions (the “2008 Plan”).  No price or expiration date was specified for the authorized repurchases.

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 17, 2008.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Matter	Shares Voted
	For	Withheld

1. Election of Class I director
G. Watts Humphrey, Jr.	45,211,625	1,942,851

2. Election of Class III directors
Gary W. Freels	44,803,245	2,351,231
Thomas J. Howatt	45,226,532	1,927,944
Michael M. Knetter	45,318,737	1,835,739

Item 6.

Exhibits

Exhibits required by Item 601 of Regulation S-K

10.1

Standard Form of Non-Qualified Stock Option Agreement

10.2

Standard Form of Non-Qualified Performance Stock Option Agreement

10.3

Standard Form of Non-Qualified Stock Option Agreement for Directors

10.4

Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)

10.5

2008 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 12, 2008)

10.6

2008 Supplemental Retirement Plan Form of Participation Certificate (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 12, 2008)

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.

August 6, 2008

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

10.1

Standard Form of Non-Qualified Stock Option Agreement

10.2

Standard Form of Non-Qualified Performance Stock Option Agreement

10.3

Standard Form of Non-Qualified Stock Option Agreement for Directors

10.4

Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)

10.5

2008 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 12, 2008)

10.6

2008 Supplemental Retirement Plan Form of Participation Certificate (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 12, 2008)

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002