Form 10-Q
period 2008-09-30
WAUSAU PAPER CORP.
filed 2008-11-05
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of common shares outstanding at October 31, 2008 was 48,796,654.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Nine Months Ended
	September 30, 2008 (unaudited) and
	September 30, 2007 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, September 30, 2008 (unaudited)
	and December 31, 2007 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Nine Months Ended
	September 30, 2008 (unaudited) and
	September 30, 2007 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-13

Item 2.	Management’s Discussion and
	Analysis of Financial Condition
	and Results of Operations	14-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

_____________________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2008	2007	2008	2007

Net sales	$ 312,162	$ 319,342	$ 916,091	$ 935,970
Cost of sales	282,589	286,316	850,814	842,853
Gross profit	29,573	33,026	65,277	93,117

Selling and administrative	23,026	21,070	65,689	63,250
Restructuring	1,880	–	15,841	–
Operating profit (loss)	4,667	11,956	(16,253)	29,867

Interest expense	(2,352)	(2,861)	(7,683)	(8,518)
Other income, net	29	235	270	567
Earnings (loss) before income taxes	2,344	9,330	(23,666)	21,916

Provision (credit) for income taxes	15	3,251	(9,609)	(3,881)

Net earnings (loss)	$ 2,329	$ 6,079	$ (14,057)	$ 25,797

Net earnings (loss) per share–basic and diluted	$ 0.05	$ 0.12	$ (0.29)	$ 0.51

Weighted average shares outstanding-basic	48,779	50,457	49,118	50,625
Weighted average shares outstanding-diluted	48,978	50,679	49,118	50,937

Dividends declared per common share	$ –	$ –	$ 0.17	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	September 30,	December 31,
	2008	2007
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 5,866	$ 18,121
Receivables, net	117,313	110,114
Refundable income taxes	6,176	1,065
Inventories	102,519	108,532
Deferred income taxes	880	6,046
Spare parts	27,199	26,108
Other current assets	4,681	4,364
Total current assets	264,634	274,350

Property, plant, and equipment, net	395,475	413,296
Other assets	60,665	56,551

Total Assets	$ 720,774	$ 744,197

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 102	$ 175
Accounts payable	90,465	88,706
Accrued and other liabilities	58,484	72,547
Total current liabilities	149,051	161,428

Long-term debt	156,177	139,358
Deferred income taxes	42,278	54,106
Post-retirement benefits	78,598	74,112
Other noncurrent liabilities	44,272	34,278
Total liabilities	470,376	463,282

Stockholders’ equity	250,398	280,915

Total Liabilities and Stockholders’ Equity	$ 720,774	$ 744,197

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Nine Months Ended September 30,

(all dollar amounts in thousands)	2008	2007

Net cash provided by operating activities	$ 8,180	$ 32,146

Cash flows from investing activities:
Capital expenditures	(24,715)	(19,196)
Proceeds from property, plant, and equipment disposals	8,054	7,146

Net cash used in investing activities	(16,661)	(12,050)

Cash flows from financing activities:
Net issuances of commercial paper	17,425	6,490
Net borrowings under credit agreements	–	20,000
Payments under capital lease obligation and notes payable	(136)	(35,146)
Dividends paid	(12,567)	(12,930)
Excess tax benefit related to share-based compensation	–	35
Payments for purchase of company stock	(8,496)	(5,181)

Net cash used in financing activities	(3,774)	(26,732)

Net decrease in cash and cash equivalents	(12,255)	(6,636)
Cash and cash equivalents, beginning of period	18,121	26,122

Cash and cash equivalents, end of period	$ 5,866	$ 19,486

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

Note 3.

Restructuring and Divestitures

In August 2008, we announced plans to permanently shutdown one of the two paper machines at our Specialty Products mill in Jay, Maine.  The shutdown is expected to occur on or prior to December 31, 2008, and will impact approximately 150 of the 235 employees currently at the facility.  The cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008, includes $2.1 million in pre-tax charges for accelerated depreciation on assets and other associated closure costs related to the machine shutdown.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs of the machine shutdown was $1.6 million for the three and nine months ended September 30, 2008.  At September 30, 2008, $1.9 million was recorded as a current liability for restructuring expenses, consisting of severance and benefit continuation costs and other costs associated to the machine shutdown.  Additional pre-tax closure charges of approximately $6.7 million, due primarily to accelerated depreciation on assets and severance and benefit continuation costs, are anticipated to be incurred during the remainder of 2008.

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc.  We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period which expired on July 2, 2008.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs for the three and nine months ended September 30, 2008, was less than $0.1 million and $0.5 million, respectively.  We have retained and intend to sell the real property at the roll wrap production facilities.  At September 30, 2008, one of the facilities used for roll wrap manufacturing met the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the land, buildings, and land improvements less accumulated depreciation for this facility are classified as net assets held for sale, which are included in other current assets on our Condensed Consolidated Balance Sheets.  We continue to operate the other converting facility to produce specialty products.  At September 30, 2008, less than $0.1 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of less than $0.1 million are anticipated to be incurred during the remainder of 2008.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire mill. Papermaking operations ceased in December 2007, and resulted in the elimination of approximately 300 permanent jobs.  The cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008, includes $2.2 million and $10.1 million, respectively, in pre-tax charges for depreciation on assets and other associated closure costs.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, related to severance and benefit continuation costs, contract termination costs, and other associated closure costs was $0.2 million and $13.7 million, respectively, for the three and nine months ended September 30, 2008.

At December 31, 2007, a current liability related to the Groveton mill closure of $3.1 million was recorded for restructuring expenses, consisting of severance and benefit continuation costs and other associated closure costs.  During the nine months ended September 30, 2008, we recorded additional charges, net of payments, of approximately $8.5 million.  The additional charges that were recorded consisted mainly of contract termination costs.  At September 30, 2008, we have recorded a current liability of $2.3 million for restructuring expenses, consisting primarily of severance and benefit continuation costs and other associated closure costs, and a long-term liability of $9.3 million for restructuring expenses, consisting of contract termination costs. We will continue to make payments related to the contract over the contract term.  Additional pre-tax closure charges of less than $0.1 million are expected to be incurred during the remainder of 2008.

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

During the quarter ended September 30, 2008, we settled an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The examination related to certain research and development credits recorded for these respective tax years.  The settlement of the ongoing examination and closure of the 1998 to 2003 tax years resulted in a decrease of $3.7 million to our total gross liability for unrecognized tax benefits, a credit for income taxes of $0.9 million, and cash paid of $1.8 million during the third quarter of 2008.

At September 30, 2008, we have recorded a gross liability for unrecognized tax benefits of $2.0 million, of which approximately $0.7 million would impact our effective tax rate if recognized.  At December 31, 2007, the gross liability for unrecognized tax benefits was $4.9 million.  The decrease in the gross liability for unrecognized tax benefits from December 31, 2007, compared to September 30, 2008, is due to the settlement of the ongoing IRS examination and closure of the 1998 to 2003 tax years.  There were no other significant changes in the components of the gross liability for unrecognized tax benefits from those recorded at December 31, 2007.  We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Condensed Consolidated Statements of Operations.  At September 30, 2008, we have recorded a liability for potential interest and penalties of approximately $0.8 million, which is included in the total liability for unrecognized tax benefits.  The total gross liability for unrecognized tax benefits at September 30, 2008, was $2.8 million, with $0.3 million of the liability recorded as a current liability and $2.5 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2005, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

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

Note 6.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2008	2007	2008	2007

Net earnings (loss)	$ 2,329	$ 6,079	$(14,057)	$ 25,797

Basic weighted average common shares outstanding	48,779	50,457	49,118	50,625
Effect of dilutive securities:
Share-based compensation awards	199	222	–	312

Diluted weighted average common shares outstanding	48,978	50,679	49,118	50,937

Net earnings (loss) per share:
Basic	$ 0.05	$ 0.12	$ (0.29)	$ 0.51
Diluted	$ 0.05	$ 0.12	$ (0.29)	$ 0.51

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended September 30, 2008, stock-based grants for 1,933,624 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss reported for the nine months ended September 30, 2008, stock-based grants for 2,255,859 shares were considered to be antidilutive.  For the three and nine months ended September 30, 2007, stock-based grants for 1,066,311 and 695,516 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 7.

Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2008	2007

Trade	$ 114,734	$ 107,909
Other	3,836	3,257
	118,570	111,166
Less: allowances for doubtful accounts	(1,257)	(1,052)

	$ 117,313	$ 110,114

Note 8.

Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2008	2007

Raw materials	$ 36,675	$ 37,401
Work in process and finished goods	113,137	115,848
Supplies	6,649	5,204
Inventories at cost	156,461	158,453
Less: LIFO reserve	(53,942)	(49,921)

	$ 102,519	$ 108,532

Note 9.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $741.7 million as of September 30, 2008, and $713.8 million as of December 31, 2007.  The provision for depreciation, amortization, and depletion for the three months ended September 30, 2008, and September 30, 2007, was $15.6 million and $15.3 million, respectively.  The provision for depreciation, amortization, and depletion for the nine months ended September 30, 2008, and September 30, 2007, was $50.2 million and $44.6 million, respectively.

Included in cost of sales for the three and nine months ended September 30, 2008, were net gains on sales of property, plant, and equipment of $0.1 million and $4.1 million, respectively, including gains on sales of timberlands of $2.2 million and $5.5 million, respectively.  Included in cost of sales for the three and nine months ended September 30, 2007, were net gains on sales of property, plant, and equipment of $2.9 million and $6.7 million, respectively, including gains on sales of timberlands of $2.8 million and $6.4 million, respectively.

Note 10.

Debt

On August 20, 2008, we amended our existing $125 million unsecured revolving-credit agreement that will expire on July 27, 2011, to increase the aggregate commitments under the revolving-credit agreement to $165 million.  As of September 30, 2008, we had $15.0 million in outstanding borrowings under this agreement.

In addition, at September 30, 2008, we had $17.4 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $165 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper.

The amount of commercial paper outstanding at September 30, 2008, and the $68.5 million of unsecured private placement notes maturing on August 31, 2009, has been classified as long-term on our Condensed Consolidated Balance Sheets as we intend and have the ability to refinance the obligations under the revolving-credit agreement.

Note 11.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$ 1,593	$ 2,033	$ 450	$ 629
Interest cost	3,102	2,759	1,165	1,286
Expected return on plan assets	(3,695)	(3,354)	–	–
Amortization of:
Prior service cost (benefit)	471	702	(867)	(957)
Actuarial loss	488	636	504	583

Net periodic benefit cost	$ 1,959	$ 2,776	$ 1,252	$ 1,541

			Other
			Post-retirement
	Pension Benefits		Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$ 4,781	$ 5,849	$ 1,350	$ 1,887
Interest cost	9,304	8,269	3,497	3,859
Expected return on plan assets	(11,085)	(10,062)	–	–
Amortization of:
Prior service cost (benefit)	1,411	1,789	(2,601)	(2,871)
Actuarial loss	1,464	1,872	1,512	1,748

Net periodic benefit cost	$ 5,875	$ 7,717	$ 3,758	$ 4,623

We previously disclosed in our consolidated financial statements for the year ended December 31, 2007, that although we do not have a minimum funding requirement for defined benefit pension plans in 2008, we expected to make contributions of $6.0 million directly to pension plans.  We now expect to contribute $6.5 million directly to our pension plans in 2008.  As of September 30, 2008, we have made payments of approximately $5.3 million to our pension plans.  In addition, we previously reported that we expect to contribute $5.3 million directly to other post-retirement plans in 2008.  As of September 30, 2008, we have contributed $3.3 million to our post-retirement plans.

Note 12.

Share-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2008, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.8 million and $1.2 million, respectively.  During the three and nine months ended September 30, 2007, share-based compensation expense related to fixed option grants and performance unit awards was approximately $0.2 million and $0.8 million, respectively.

During the three months ended September 30, 2008, we granted 5,000 fixed stock options with an average exercise price of $7.77 per share. During the nine months ended September 30, 2008, we granted 36,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $8.36 per share.

In addition, as a component of the director compensation policy, we awarded 19,444 of performance units during the nine months ended September 30, 2008.

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

On an annual basis, we generally grant stock options and performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the nine months ended September 30, 2008, we granted 346,669 performance-based stock options with a weighted-average exercise price of $8.04 per share, and 282,359 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2008.  During the three and nine months ended September 30, 2008, we have recognized approximately $0.7 million in share-based compensation expense related to the performance-based awards for 2008, as it is probable a portion of the awards will vest as performance criteria are met.

Share-based compensation expense related to fixed option grants and performance unit awards are included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $0.9 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.7 years.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three and nine months ended September 30, 2008, we recognized expense of approximately $0.4 million and a credit of less than $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and nine months ended September 30, 2007, we recognized a credit of approximately $0.8 million and $1.2 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  Share-based compensation related to stock appreciation rights and dividend equivalents is included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Net sales external customers:
Specialty Products	$ 125,390	$ 120,711	$ 376,999	$ 370,616
Printing & Writing	95,660	119,548	289,179	339,621
Towel & Tissue	91,112	79,083	249,913	225,733

	$ 312,162	$ 319,342	$ 916,091	$ 935,970

Operating (loss) profit:
Specialty Products	$ (1,052)	$ 2,236	$ (3,292)	$ 7,104
Printing & Writing	(725)	(1,279)	(29,792)	(5,387)
Towel & Tissue	9,328	11,080	23,737	32,114
Corporate & eliminations	(2,884)	(81)	(6,906)	(3,964)

	$ 4,667	$ 11,956	$ (16,253)	$ 29,867

	September 30,	December 31,
	2008	2007

Segment assets:
Specialty Products	$ 302,389	$ 305,083
Printing & Writing	184,906	205,349
Towel & Tissue	188,968	178,214
Corporate & Unallocated*	44,511	55,551

	$ 720,774	$ 744,197

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

Overview

In the third quarter of 2008, we reported net earnings of $2.3 million, or $0.05 per share, compared to prior year net earnings of $6.1 million, or $0.12 per share.  Included in the third quarter of 2008 were after-tax charges of $1.5 million, or $0.03 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale and closure of Specialty Products’ roll wrap operations, and after-tax charges of $2.4 million, or $0.05 per share, associated with the planned permanent shutdown of a paper machine at Specialty Products’ Jay, Maine mill.  For additional information on the closure of the Groveton, New Hampshire mill, the sale of the Specialty Products’ roll wrap operations, and the planned permanent machine shutdown at the Jay, Maine mill please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  In addition, the third quarter of 2008 also includes after-tax gains on sales of timberlands of $1.4 million, or $0.03 per share, and income tax benefits related to the settlement of an ongoing Federal tax examination and closure of the related tax years of $0.9 million, or $0.02 per share.  The third quarter of 2007 included after-tax gains on sales of timberlands of $1.8 million, or $0.03 per share.

For the nine months ended September 30, 2008, we reported a net loss of $14.1 million, or $0.29 per share, compared to net earnings of $25.8 million, or $0.51 per share in the first nine months of 2007.  The net loss for the first nine months of 2008 includes after-tax charges of $15.3 million, or $0.31 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale and closure of Specialty Products’ roll wrap operations, and after-tax charges of $2.4 million, or $0.05 per share, associated with the planned permanent shutdown of a paper machine at Specialty Products’ Jay, Maine mill.  For additional information on the closure of the Groveton, New Hampshire mill, the sale of the Specialty Products’ roll wrap operations and the planned permanent machine shutdown at the Jay, Maine mill please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  The first nine months of 2008 also includes after-tax gains on sales of timberlands of $3.4 million, or $0.07 per share and income tax benefits related to the settlement of an ongoing Federal tax examination and closure of the related tax years of $0.9 million, or $0.02 per share.  Included in the first nine months of 2007 were one-time state tax benefits of $11.6 million, or $0.23 per share, related to the January 1, 2007, restructuring of our subsidiaries to realign them more closely with our current operating structure.  The subsidiary realignment allows for the utilization of previously reserved state net operating loss and credit carryovers.  For additional information on the restructuring, please refer to “Note 5 – Reorganization” in the Notes to Condensed Consolidated Financial Statements.  In addition, the first nine months of 2007 included after-tax gains on sales of timberlands of $4.0 million, or $0.08 per share.

Compared to 2007, net sales and shipments for the third quarter of 2008 decreased 2% and 16%, respectively.  Year-to-date, net sales decreased 2% and shipments declined 13% in 2008 compared to the same period in 2007.  Overall, product pricing in the quarter-over-quarter and year-over-year periods improved.  However, these improvements were more than offset by an anticipated decline in shipments, primarily due to reduced Printing & Writing volumes associated with the December 2007 closure of the Groveton, New Hampshire mill and the July 2008 closure of Specialty Products’ roll wrap operations, and by significant increases in fiber-related costs, energy prices, and other manufacturing costs experienced during the same comparative periods.

Operations Review

Net Sales

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Net sales	$ 312,162	$ 319,342	$ 916,091	$ 935,970
Percent (decrease) increase	(2%)	4%	(2%)	5%

Consolidated net sales of $312.2 million for the three months ended September 30, 2008, declined 2% from consolidated net sales of $319.3 million for the three months ended September 30, 2007.  Shipments decreased 16% quarter-over-quarter with 197,299 tons shipped during the third quarter of 2008 and 234,572 tons shipped during the third quarter of 2007.  During the same comparative periods, average net selling price increased approximately 14%, or nearly $35 million, with more than two-thirds of the improvement due to actual net selling price increases, while the remaining increase was attributable to product mix improvements.

For the nine months ended September 30, 2008 and 2007, consolidated net sales were $916.1 million and $936.0 million, respectively, reflecting a 2% decrease year-over-year.  Year-to-date shipments at September 30, 2008, were 610,925 tons which represent a 13% decline from the 699,018 tons shipped during the same nine-month period in 2007.  During the first nine months of 2008 as compared to the same period in 2007, average net selling price improved more than 11%, or approximately $88 million.  Actual net selling price increases accounted for approximately $62 million of the average net selling price gain, while $26 million of the average net selling price gain was due to product mix improvements.

Specialty Products’ net sales for the third quarter of 2008 were $125.4 million, an increase of 4% from net sales of $120.7 million reported during the same period in 2007.  Quarter-over-quarter, average net selling price improved approximately 10%, or more than $10 million, with actual net selling price increases providing the majority of the average net selling price gain.  The current quarter improvement in average net selling price was partially offset within the net sales figure by a reduction in volume of products shipped.  Specialty Products’ shipments declined 11% to 84,175 tons in the three months ended September 30, 2008, from 94,227 tons shipped in the three months ended September 30, 2007.  The decline in shipments quarter-over-quarter was due primarily to the elimination of roll wrap sales volumes.  For additional information on the sale and closure of the roll wrap business, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

For the first nine months of 2008, Specialty Products’ net sales improved 2% to $377.0 million from $370.6 million in the first nine months of 2007.  Shipment volume declined 8% to 272,025 tons during the first nine months of 2008, compared to 294,456 tons shipped during the first nine months of 2007.  As in the quarterly comparison, the decline in shipments was due primarily to the elimination of roll wrap sales volumes.  The decline in total shipments year-over-year was more than offset by an increase in average net selling price of approximately 8%, or approximately $25 million, with actual net selling price gains generating the majority of the improvement.

For the three months ended September 30, 2008, Printing & Writing reported net sales of $95.7 million, a decrease of 20% from reported net sales in the third quarter of 2007 of $119.5 million.  Shipments decreased approximately 32% quarter-over-quarter with 64,817 tons shipped during the third quarter of 2008 and 95,726 tons shipped during the third quarter of 2007.  The decline in shipments is due primarily to reduced volumes associated with the December 2007 closure of the Groveton, New Hampshire mill.  For additional information on the closure of the Groveton, New Hampshire mill, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  The decline in shipment volume was partially offset by an increase in average net selling price of approximately 18% or nearly $15 million, with actual net selling prices accounting for approximately $12 million of the average net selling price gain and approximately $3 million of the increase due to product mix improvements.

Year-to-date net sales for Printing & Writing declined 15% to $289.2 million in 2008 from $339.6 million in 2007.  Shipment volume decreased 26% year-over-year with 203,500 tons shipped during the nine months ended September 30, 2008, and 275,572 tons shipped during the nine months ended September 30, 2007.  Similar to the quarter-over-quarter comparison, the decline in shipments is due primarily to reduced volumes associated with the closure of the Groveton, New Hampshire mill.  Average net selling price improved approximately 15%, or more than $38 million during the first nine months of 2008 as compared to the same period in 2007, with actual selling price improvements accounting for approximately $30 million of the increase and the remaining average net selling price gain a result of a stronger product mix.

Towel & Tissue reported net sales of $91.1 million for the three-month period ended September 30, 2008, an increase of 15% from net sales of $79.1 million reported in the same three-month period of 2007.  Total shipments for the third quarter of 2008 increased 8% to 48,307 tons compared to 44,619 tons in the third quarter of 2007.  Average net selling price increased approximately 7%, or nearly $6 million, in the third quarter of 2008 over the third quarter of 2007, with actual net selling price increases providing the majority of the gain.

Net sales for the first nine months of 2008 and 2007 were $249.9 million and $225.7 million, respectively, for Towel & Tissue—an improvement of 11%.  Average net selling price improved approximately 6%, or nearly $14 million during the first nine months of 2008 as compared to the same period in 2007, with actual selling price improvements accounting for approximately $12 million of the increase and the remaining average net selling price gain a result of a stronger product mix.  In addition, shipments of 135,400 tons during the first nine months of 2008 increased 5% over shipments of 128,990 tons during the first nine months of 2007.

Gross Profit

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Gross profit on sales	$ 29,573	$ 33,026	$ 65,277	$ 93,117
Gross profit margin	9%	10%	7%	10%

Gross profit for the three months ended September 30, 2008, was $29.6 million compared to $33.0 million for the three months ended September 30, 2007.  On a consolidated basis, the decline in gross profit in the quarter-over-quarter comparison is primarily due to unfavorable impacts of approximately $21 million related to fiber and energy price increases, in addition to increased freight, warehousing, mix-driven material consumption, and other unfavorable manufacturing costs, combined with facility closure and machine shutdown charges.  As a result of the closure of the Groveton, New Hampshire mill and the planned permanent shutdown of a paper machine at Specialty Products’ Jay, Maine mill, we recognized $2.2 million and $2.1 million, respectively, of expense in cost of sales for the three months ended September 30, 2008.  For additional information on the ceasing of papermaking operations at the Groveton, New Hampshire mill and the planned permanent shutdown of a paper machine at the Jay, Maine mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  These unfavorable impacts were partially offset by overall improvements in average net selling price during the quarter-over-quarter comparable periods.

Year-to-date, gross profit decreased to $65.3 million, or 7% of consolidated net sales reported in 2008, from $93.1 million, or 10% of consolidated net sales reported in 2007.  On a consolidated basis, the decline in gross profit during the first nine months of 2008, as compared to the first nine months of 2007, is primarily due to an unfavorable impact of approximately $56 million related to fiber and energy price increases, as well as increased freight, warehousing, mix-driven material consumption, and other unfavorable manufacturing costs more than offsetting improvements in average net selling price.  Also, as a result of the closure of the Groveton, New Hampshire mill and the planned permanent shutdown of a paper machine at Specialty Products’ Jay, Maine mill, we recognized $10.1 million and $2.1 million, respectively, of expense in cost of sales for the nine months ended September 30, 2008.  For additional information on the ceasing of papermaking operations at the Groveton, New Hampshire mill and the planned permanent shutdown of a paper machine at the Jay, Maine mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

The gross profit margin for Specialty Products was 5% in the third quarter of 2008 compared to 7% in the third quarter of 2007.  Comparing the third quarter of 2008 to the same period in 2007, increased average net selling prices were offset by increases in fiber and energy related costs combined with increases in mix-driven material consumption costs. Gross profit margins for the third quarter of 2008 were unfavorably impacted by $2.1 million, or approximately 2 percentage points, as a result of depreciation on assets and other associated closure costs related to the planned permanent shutdown of a paper machine at the Jay, Maine mill.

Specialty Products gross profit margin declined to 4% during the first nine months of 2008 compared to 7% reported during the first nine months of 2007.  Increased average net selling prices were unable to offset increases in fiber and energy related costs combined with increases in mix-driven material consumption costs in the year-over-year nine-month comparison.  In addition, gross profit margins for the first nine months of 2008 were unfavorably impacted by $2.1 million, or less than 1 percentage point, as a result of depreciation on assets and other associated closure costs related to the planned permanent shutdown of a paper machine at the Jay, Maine mill.  Additional charges related to the shutdown of a paper machine at the Jay, Maine mill of approximately $5.2 million are expected to impact gross margins during the remainder of 2008.

Printing & Writing’s third quarter 2008 and 2007 gross profit margins were 6% and 5% of net sales, respectively.  Quarter-over-quarter, average net selling price improvements were able to offset unfavorable increases in costs of market pulp and energy, as well as increases in freight, warehousing, and mix-driven material consumption costs.  Additionally, gross profit margins for the third quarter of 2008 were unfavorably impacted by $2.2 million, or approximately 2 percentage points, as a result of depreciation on assets and other associated closure costs related to the shutdown of the Groveton, New Hampshire mill in December 2007.

Year-to-date, Printing & Writing recorded a gross profit margin of 1% in 2008 compared to a gross profit margin of 4% in 2007.  Year-over-year, average net selling price improvements were able to offset unfavorable increases in costs of market pulp and energy, as well as increases in freight, warehousing, mix-driven material consumption, and other manufacturing costs.  However, gross profit margins for the first nine months of 2008 were unfavorably impacted by $10.1 million, or approximately 4 percentage points, as a result of depreciation on assets and other associated closure costs related to the shutdown of the Groveton, New Hampshire mill in December 2007.

Gross profit margins for Towel & Tissue were 16% in the third quarter and first nine months of 2008 compared to 21% in the third quarter and first nine months of 2007.  In both the quarter-over-quarter and year-over-year comparisons, increased average net selling prices were more than offset by increases in manufacturing costs, primarily costs related to wastepaper and purchased towel and tissue parent rolls, energy-related costs, and other manufacturing costs.

Consolidated order backlogs decreased to approximately 41,700 tons at September 30, 2008, from approximately 50,400 tons at September 30, 2007.  Backlog tons at September 30, 2008, represent $65.1 million in sales compared to $68.7 million in sales at September 30, 2007.  Quarter-over-quarter declines in customer backlog were evident in the Specialty Products and

Printing & Writing business segments, while customer backlog increased in the Towel & Tissue business segment.  Specialty Products’ backlog tons decreased to 32,600 tons as of September 30, 2008, from 35,600 tons at September 30, 2007.  Printing & Writing backlog tons decreased to 5,200 tons at the end of the third quarter of 2008 compared to 11,200 tons at the end of the third quarter of 2007.  Towel & Tissue backlog tons increased from 3,600 tons at September 30, 2007, to 3,900 tons at September 30, 2008.  The change in customer order backlogs does not necessarily indicate business conditions as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers.  The entire backlog at September 30, 2008, is expected to be shipped during the remainder of 2008.

Selling and Administrative Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Selling and administrative expense	$ 23,026	$ 21,070	$ 65,689	$ 63,250
Percent increase (decrease)	9%	(3%)	4%	1%
As a percent of net sales	7%	7%	7%	7%

Selling and administrative expenses in the third quarter of 2008 were $23.0 million compared to $21.1 million in the same period of 2007.  Stock-based incentive compensation programs resulted in expense of $1.6 million for the three months ended September 30, 2008, compared to a credit of $1.0 million for the three months ended September 30, 2007.  After adjusting for stock-based incentive compensation programs, decreased compensation and benefits accounted for the majority of the quarter-over-quarter change in selling and administrative expense.

Selling and administrative expenses for the nine months ended September 30, 2008, were $65.7 million compared to $63.3 million in the same period of 2007.  Stock-based incentive compensation programs resulted in expense of $1.5 million for the nine months ended September 30, 2008, compared to a credit of $1.0 million for the nine months ended September 30, 2007.  After adjusting for stock-based incentive compensation programs, selling and administrative expenses for the nine months ended September 30, 2008 and 2007 are comparable.

Restructuring Charges

For the three and nine months ended September 30, 2008, we recorded pre-tax restructuring charges of $1.9 million and $15.8 million, respectively, related to employee severance and benefits costs, contract termination costs, and other associated closure costs directly related to the sale and closure of the roll-wrap portion of our Specialty Products’ operations, the closure of our Printing & Writing’s Groveton, New Hampshire mill, and the planned permanent machine shutdown at our Specialty Products’ Jay, Maine mill.  Additional pre-tax restructuring charges directly related to the planned permanent machine shutdown at the Jay, Maine mill and the Groveton mill closure are expected to be $1.5 million and $0.1 million, respectively, for the remainder of 2008.  Additional pre-tax charges directly related to the sale and closure of the roll wrap operations are expected to be less than $0.1 million for the remainder of 2008.  For additional information, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Interest expense	$ 2,352	$ 2,861	$ 7,683	$ 8,518
Other income	29	235	270	567

Interest expense in the third quarter of 2008 was $2.4 million compared to interest expense of $2.9 million in the third quarter of 2007.  For the first nine months of 2008, interest expense declined to $7.7 million from $8.5 million of interest expense recorded during the same period in 2007.  The decline in both the quarter-over-quarter and year-over-year comparisons is due to generally lower average long-term debt balances combined with lower variable interest rates on certain long-term debt.  Long-term debt was $156.2 million and $151.1 million at September 30, 2008 and 2007, respectively.  Long-term debt at December 31, 2007, was $139.4 million.  Interest expense for the remainder of 2008 is expected to be comparable to 2007 levels.  Other income, consisting principally of interest income, in the third quarter and year-to-date periods of 2008, is less than the same periods last year as a result of lower average cash and cash equivalent balances than in 2007.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2008	2007	2008	2007

Provision (credit) for income taxes	$ 15	$ 3,251	$(9,609)	$(3,881)
Effective tax rate	1%	35%	(41%)	(18%)

During the third quarter of 2008, we settled an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The examination related to certain research and development credits recorded for these respective tax years.  The settlement of the ongoing examination and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $0.9 million recorded in the three months ended September 30, 2008.  The effective tax rate for the first nine months of 2008, excluding the credit for income taxes as a result of the settlement, was 37%.  The effective tax rate for the remainder of 2008 is expected to be in the range of 37% to 37.5%.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2008	2007

Cash provided by operating activities	$ 8,180	$ 32,146
Capital expenditures	24,715	19,196

Cash provided by operating activities was $8.2 million for the nine months ended September 30, 2008, compared to $32.1 million during the same period in 2007.  The decline in the year-over-year comparisons of cash provided by operating activities was primarily due to a reduction in net earnings during the respective time periods, partially offset by increases in non-cash charges primarily related to property, plant, and equipment, and slight improvements in working capital efficiencies realized in 2008.

We have established an average internal rate of return target of 17% on all capital projects approved in 2008.  Projects approved during the first nine months of the year are expected to meet or exceed this target. Capital spending for the first nine months of 2008 was $24.7 million compared to $19.2 million during the first nine months of 2007.  Total capital spending for the full-year of 2008 is expected to be approximately $40 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 24,200 acres and have realized after-tax earnings of approximately $21.7 million.  During the third quarter of 2008, we sold approximately 1,600 acres of timberlands, resulting in an after-tax gain of $1.4 million.  During the third quarter of 2007, we sold approximately 1,600 acres of timberlands, resulting in an after-tax gain of $1.8 million.  Year-to-date, we have sold approximately 3,800 acres of timberlands, resulting in an after-tax gain of $3.4 million, compared to sales of approximately 3,500 acres of timberlands, resulting in an after-tax gain of $4.0 million, during the first nine months of 2007.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed in recent quarters as a result of weakening economic conditions.  We have not committed to implement additional timberland sales programs in the future. Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 9 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2008	2007

Short-term debt	$ 102	$ 175
Long-term debt	156,177	139,358
Total debt	156,279	139,533
Stockholders’ equity	250,398	280,915
Total capitalization	406,677	420,448
Long-term debt/capitalization ratio	38%	33%

As of September 30, 2008, long-term debt increased $16.8 million from the $139.4 million borrowed at December 31, 2007. On August 20, 2008, we amended our existing $125 million unsecured revolving-credit agreement that will expire on July 27, 2011, to increase the aggregate commitments under the revolving-credit agreement to $165 million.  As of September 30, 2008, we had $15.0 million in outstanding borrowings under this agreement.  In addition, at September 30, 2008, we had $17.4 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $165 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper.  The amount of commercial paper outstanding at September 30, 2008, and the $68.5 million of unsecured private placement notes maturing on August 31, 2009, has been classified as long-term on our Condensed Consolidated Balance Sheets as we intend and have the ability to refinance the obligations under the revolving-credit agreement.

On September 30, 2008, we had approximately $112.9 million available borrowing capacity under the bank facility that expires on July 27, 2011.  Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, and fund dividend payments to shareholders.

At December 31, 2007, there were approximately 0.5 million shares available for repurchase through an authorization approved by our Board of Directors in 2000.  In February 2008, our Board of Directors authorized the repurchase of an additional 2.5 million shares of Wausau Paper common stock.  Under these authorizations, we have repurchased 1,033,000 shares during the nine months ended September 30, 2008, at a total cost of approximately $8.5 million.  There were no repurchases during the third quarter of 2008.  At September 30, 2008, there are approximately 2.0 million shares available for repurchase under these authorizations.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 15, 2008, to shareholders of record on February 1, 2008.  On April 17, 2008, the Board of Director’s declared a cash dividend in the amount of $0.085 per share.  The dividend was paid on May 15, 2008, to shareholders of record on May 1, 2008.  At a meeting held on June 12, 2008, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on August 15, 2008, to shareholders of record on August 1, 2008.  At a meeting held on October 17, 2008, the Board of Directors declared a quarterly cash dividend of $0.085 per common share which is payable on November 17, 2008, to shareholders of record on November 3, 2008.

Commitments and Contractual Obligations

As of September 30, 2008, there have been no significant changes to our commitments and contractual obligations outside the normal course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the incurrence of commitments for capital spending and additional purchase obligations related to various supply agreements.  The additional capital spending commitments are primarily due to the previously announced rebuild of a toweling machine at our Middletown, Ohio mill, and a fiber handling and stock blending project at our Brokaw, Wisconsin facility.  As of September 30, 2008, we have outstanding commitments for capital projects in various stages of completion of approximately $33.9 million of which $13.8 million is expected to be expended during the fourth quarter of 2008 and $20.1 million is expected to be expended during 2009.

As of September 30, 2008, our total estimated purchase obligations for the remainder of 2008, the succeeding five fiscal years, and thereafter are as follows:

(all dollar amounts in thousands)

2008	$ 23,543
2009	50,152
2010	33,667
2011	1,636
2012	1,542
2013	1,520
Thereafter	8,734

Total purchase obligations	$ 120,794

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2007.

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

Item 6.  Exhibits

  3.2

Bylaws as amended October 17, 2008 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated October 17, 2008)

  4.1

Third Amendment, dated as of August 20, 2008, to Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 20, 2008)

  4.2

Amendment, dated as of October 17, 2008, between Wausau Paper Corp. and Continental Stock Transfer & Trust Company (the “Rights Agent”), as successor to Harris Trust and Savings Bank, to that certain agreement dated as of October 21, 1998 between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 17, 2008)

10.1

2009 Defined Contribution Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 17, 2008)

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.

November 5, 2008

SCOTT P. DOESCHER

Scott P. Doescher

Senior Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

  3.2

Bylaws as amended October 17, 2008 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated October 17, 2008)

  4.1

Third Amendment, dated as of August 20, 2008, to Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 20, 2008)

  4.2

Amendment, dated as of October 17, 2008, between Wausau Paper Corp. and Continental Stock Transfer & Trust Company (the “Rights Agent”), as successor to Harris Trust and Savings Bank, to that certain agreement dated as of October 21, 1998 between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 17, 2008)

10.1

2009 Defined Contribution Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 17, 2008)

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002