Form 10-K
period 2008-12-31
WAUSAU PAPER CORP.
filed 2009-03-16
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

       (Mark One)

☒

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Non-accelerated filer  ☐

Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2008, the aggregate market value of the common stock shares held by non-affiliates was approximately $347,629,074.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 17, 2009, 48,885,277 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2009 annual meeting of shareholders

(to the extent noted herein): Part III

TABLE OF CONTENTS

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

15

Item 3.

Legal Proceedings

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Market For The Registrant’s Common Equity, Related Stockholder Matters, and

Issuer Purchases of Equity Securities

18

PART II

Item 6.

Selected Financial Data

19

Item 7.

Management’s Discussion & Analysis of Financial Condition and Results of

Operations

20

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

37

Item 8.

Financial Statements and Supplementary Data

38

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosures

78

Item 9A.

Controls and Procedures

78

Item 9B.

Other Information

78

PART III

Item 10.

Directors and Executive Officers of the Registrant

79

Item 11.

Executive Compensation

80

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

81

Item 13.

Certain Relationships and Related Transactions

81

Item 14.

Principal Accounting Fees and Services

82

PART IV

Item 15.

Exhibits, Financial Statement Schedules

82

-i-

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Information Concerning Forward-Looking Statements” in Item 7.  This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products within three principal operating segments: Specialty Products, Printing & Writing, and Towel & Tissue.  All three of our business segments market their products under the Wausau Paper® trademark. Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2008, we had approximately 2,600 employees at eight operating facilities located in five states.

Financial Information About Segments

Information relating to our sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 12 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

We compete in different markets within the paper industry.  Each of our business segments serves distinct market niches.  The various markets for our products are highly competitive, with competition based on service, quality, and price.

Our eight operating facilities are organized into the three business segments described below.

Specialty Products

Specialty Products produces a wide variety of technical specialty papers at three facilities located in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine.  The markets for technical specialty papers are diverse and highly fragmented.  Specialty Products’ market position varies by product, but it is a leading producer of supercalendered backing papers used as a base from which “peel-and-stick” pressure sensitive labels are dispensed.  These backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant.  Specialty Products is also North America’s largest producer of unsaturated masking tape base paper used in the production of masking tape.  Other products include a broad range of food and industrial papers used in a variety of applications including grease-resistant protective barrier paper for food packaging; interleaver paper used in steel processing and to protect polished steel after production; siliconized release papers used in pressure sensitive tapes, labels and composites; and coating and laminating base papers used in composite can construction.

Specialty Products’ papers are sold to manufacturers and converters, primarily in the United States, that serve a host of industries including consumer products, food service, product identification, and manufacturing.  Under the Wausau Paper® trademark, products are marketed under a variety of brands including EcoSelect™, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProPly®, and ProTec®.

Competition for Specialty Products comes from a wide range of paper producing companies of which our principal competitors include UPM, Packaging Dynamics Corporation, Ahlstrom Corporation, Boise Cascade, LLC, and Neenah Paper, Inc.

Printing & Writing

Printing & Writing manufactures and converts fine printing and writing paper products in three facilities.  At facilities in Appleton and Brokaw, Wisconsin, and Brainerd, Minnesota, Printing & Writing produces and converts a broad line of premium uncoated printing, writing, imaging, text, cover, and board grades, in various weights, colors, sizes, and finishes.  In December 2008, we announced the approval by our Board of Directors of a capital project that will consolidate converting capacity and streamline distribution within the Printing & Writing business.  This project includes the relocation of converting equipment from the facility in Appleton, Wisconsin to the Brokaw, Wisconsin and Brainerd, Minnesota mills.  The distribution activities in Appleton, Wisconsin will also be relocated to Bedford Park, Illinois.  As a result, operations at the Appleton facility will be reduced in a phased manner beginning in early 2009 and will be permanently closed prior to December 31, 2009.  Also, prior to December 31, 2007, Printing & Writing operated a manufacturing facility in Groveton, New Hampshire.  In December 2007, we ceased papermaking operations at this facility allowing us to reduce our exposure to unprofitable and non-strategic business.  Due to the flexibility of our production platform within the Printing & Writing business segment, as well as shared distribution, sales and marketing, and customer service, we continue to manufacture and sell the same broad line of fine printing and writing paper products at our remaining Printing & Writing facilities. In 2008, approximately 44% of the fine printing and writing papers we produced were colored papers.  Distribution warehouses are currently maintained in Appleton and Brokaw, Wisconsin; Dallas, Texas; Allentown, Pennsylvania; and Los Angeles, California.  The new distribution facility located in Bedford Park, Illinois, is expected to be fully operational in mid-2009.

Under the Wausau Paper® trademark, products are marketed under a variety of brands, including Astrobrights®, Royal, Exact®, Professional Series™, and Creative Collection™.  These papers are used for printed and photocopied documents such as flyers, annual reports, brochures, announcements, and greeting cards.  Approximately 83% of Printing & Writing’s products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply and mass merchandisers in the retail channel.  Products are also sold in roll form to converters that serve, as an example, the greeting card, envelope, and announcement industry.  The segment’s fine printing and writing sales are estimated to be approximately 2% to 3% of the total North American uncoated free-sheet market, although a greater share is held in certain segments of this market.

Competition in printing and writing grades comes from major integrated paper companies as well as smaller, non-integrated manufacturers.  We estimate that the number of principal competitors in the printing and writing portion of the uncoated free-sheet market is approximately eight, of which our principal competition includes International Paper Company, Domtar, Inc., Neenah Paper, Inc., Mohawk Fine Papers, Inc., Boise Cascade, LLC, and Finch Paper.

Towel & Tissue

Towel & Tissue produces a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial “away-from-home” market.

Under the Wausau Paper® trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, Dubl-Nature®, and Dubl-Tough®.  These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products.  Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels.  Towel & Tissue operates a paper mill located in Middletown, Ohio, and it operates a converting facility and its main distribution warehouse in Harrodsburg, Kentucky.  In addition, Towel & Tissue currently maintains distribution warehouses in Danville, Kentucky, and Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters who service consumer and food service markets as well as the industrial and institutional markets concentrated on by Towel & Tissue.  Our major competitors include Georgia-Pacific LLC, Kimberly Clark Corporation, and SCA Hygiene Products.

Export Sales

Currently, foreign sales represent approximately 9% of Wausau Paper’s consolidated net sales, with sales to Canada representing 6% of consolidated net sales. Refer to Note 12 of the Notes to Consolidated Financial Statements for our geographic data.

Raw Materials

Pulp is the basic raw material for paper production and represents approximately one-half of our raw material cost of making paper.  The Mosinee mill within the Specialty Products business segment is our only facility with a pulp producing operation. During 2008, the Mosinee pulp mill provided a percentage of the fiber needs to our Wisconsin paper operations as follows:  Mosinee, 57% and Rhinelander, 7%. The balance of our pulp needs at the Mosinee and Rhinelander mills and all of the pulp used at our other facilities (an aggregate of approximately 450,000 air-dried metric tons in 2008) was purchased on the open market, principally from pulp mills throughout the United States and Canada.  We have purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

In 2008, wood fiber that is required for operation of our pulp mill was purchased on the open market in the form of pulpwood and chips from independent contractors.  In addition, approximately 4% of the wood fiber consumed in pulping operations was produced from our own timberlands.  Open-market pulpwood was purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis.  Open-market chips were also purchased from independent sawmills.

Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for Printing & Writing’s recycled products. Recycled fiber is in adequate supply and readily obtainable.  Additionally, Towel & Tissue fulfills substantially all of its de-inked fiber needs from 100% recycled wastepaper, which is readily available from domestic suppliers.  Approximately 140,000 standard tons of wastepaper is consumed annually to produce approximately 60% of our parent roll requirements.  The balance of our parent roll requirements, or approximately 80,000 tons, is purchased from outside sources at then-current market prices.

Various chemicals are used in the pulping and papermaking processes.  These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

Energy

Our paper mills consume significant amounts of electrical and steam energy, which are adequately supplied by public utilities or generated at facilities operated by us.  We generate approximately 30% of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower.  Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations.  We continue to explore alternative power sources as an ongoing business practice.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreement, but we are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2009 and 2019.  At December 31, 2008, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2009 and 2011. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Patents and Trademarks

Wausau Paper adopts trademarks and develops inventions, and we file trademark and patent applications for them as appropriate.  Trademarks include Wausau Paper®, EcoSelect™, ProPly®, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProTec®, Astrobrights®, Exact®, Bay West®, EcoSoft™, EcoSelect™, DublSoft®, OptiCore®, Revolution®, Dubl-Nature®, Dubl-Tough®, Wave ’N Dry®, and the Royal family of marks (e.g., Royal Fiber®), among others.  Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets, and certain silicone release papers.  We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business.  We do not own or hold material licenses, franchises, or concessions.

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

Major Customers

No single customer accounted for 10% or more of our consolidated net sales during 2008.  On a segment basis, two customers accounted for approximately 29% of our Printing & Writing business net sales and one customer accounted for approximately 13% of our Towel & Tissue net sales.  No single customer in Specialty Products’ business segment comprised 10% or more of the segment’s net sales.

Backlog

Consolidated order backlogs at December 31, 2008, decreased to approximately 25,000 tons, representing $37.6 million in sales, compared to 49,900 tons, or $65.4 million of sales, at December 31, 2007, and 48,300 tons, or $59.9 million in sales at December 31, 2006. A backlog of unmade customer orders is monitored to optimize paper machine production.  The entire backlog at December 31, 2008, is expected to be shipped during fiscal 2009. Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved development of a variety of new release liners for Specialty Products’ line of “peel-and-stick” liner papers, food-packaging/food-service papers, and the development of new color and writing grades at Printing & Writing.  Expenditures for product development were $2.5 million, $2.6 million, and $2.1 million in 2008, 2007, and 2006, respectively.

Environment

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

We have a strong commitment to protecting the environment.  Like our competitors in the paper industry, we face increasing capital investments and operating expenses to comply with expanding and more stringent environmental regulations.  We estimate that our capital expenditures for environmental compliance purposes will approximate $2.0 million in 2009.

We believe that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on our competitive position, consolidated financial condition, liquidity, or results of operations.

We are not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act.  In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin.  Our estimate of remediation and water replacement costs associated with the landfill is approximately $1.5 million.  These costs will likely be shared among the members of an ad hoc group of PRPs. We are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.  We are continuing to pursue coverage of defense costs and liability coverage with our insurance carriers.

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

Employees

We had approximately 2,600 employees at the end of 2008.  Most hourly mill employees are covered under collective bargaining agreements.  Three new labor agreements were negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO-CLC.  Local 11-0022 at Printing & Writing’s Brainerd, Minnesota facility, Local 1-112 at Towel & Tissue’s Middletown, Ohio facility and Locals 2-1778 and 2-15 at Specialty Products’ Rhinelander, Wisconsin facility all negotiated three-year contracts in 2008.  Labor agreements will expire at other facilities in 2009.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of March 16, 2009.  Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

San W. Orr, Jr., 67

Chairman of the Board of the Company and Advisor, Estates of A. P. Woodson and family; Chief Executive Officer of the Company (2000; 1994-1995; 1989-1990); formerly Chairman of the Board (1987-1997) and a Director (1972-1997) of Mosinee Paper Corporation; also a Director of Marshall & Ilsley Corporation.

Thomas J. Howatt, 59

President and Chief Executive Officer. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

Henry C. Newell, 51

Senior Vice President, Specialty Products since January, 2009. Previously, Vice President – Business Development (2007-2008).  Also, Vice President and Chief Financial Officer, Atlas Industries (2006-2007), Vice President and Chief Financial Officer, Forest Resources LLC (2005-2006), and Vice President and Chief Financial Officer, Packaging Dynamics Corporation (2002-2005).

Michael R. Wildenberg, 66

Senior Vice President, Towel & Tissue since January, 2009.  Previously, Vice President, Sales and Marketing, Towel & Tissue Division (1984-2008).

Daniel R. Trettin, 59

Senior Vice President, Printing & Writing.  Previously, Vice President, Technology (2005-2006), Vice President, Naheola Operations (2002-2005), Vice President, Manufacturing (2001-2002), Vice President, Wisconsin Operations (1997 -2001), and General Manager, Wisconsin Operations (1993-1997), Georgia-Pacific.

Scott P. Doescher, 49

Executive Vice President, Finance, Secretary and Treasurer.  Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

Available Information

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to ”Investors – SEC Filings – Periodic Filings” at wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission (“SEC”).

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

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets.  These changes may result in decreased demand for our products.  For example, our specialty products business usually declines during periods of economic slowdowns as industrial and housing activity is curtailed.  Also, demand for uncoated free-sheet papers, the broad market category in which Printing & Writing competes, has declined in seven of the last nine years due to such factors as general economic conditions, office employment trends, and the increased use of electronic communications.  There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner.  The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

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

Raw materials comprise approximately 60% of our cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for approximately three-quarters of this total.  Raw material prices will change based on supply and demand on a worldwide spectrum.  Pulp price changes can occur due to worldwide consumption levels of pulp, pulp production capacity, expansions or curtailments, inventory building or depletion, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

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

We currently purchase approximately 40%, or 80,000 tons per year, of our towel and tissue parent roll consumption from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.  We are currently undertaking a project at our Middletown, Ohio facility to increase our own parent roll production capacity; however, while we plan to complete this project during the first quarter of 2009, delays in the project completion date could occur.

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

We may be unable to generate sufficient cash flow or secure sufficient credit to simultaneously fund our operations, finance capital expenditures, satisfy other obligations, and make dividend payments on our common stock.

Our business is capital intensive and requires significant expenditures for equipment maintenance and new or enhanced equipment for environmental compliance matters, and to support our business strategies.  We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, execution of our previously announced timberland sales program, our existing credit facility or other bank lines of credit, and other long-term debt.  If we are unable to generate sufficient cash flow from these sources or if we are unable to secure needed credit due to our performance or tighter credit markets, we could be unable to meet our near- and longer-term cash needs or make dividend payments.

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

In the normal course of business, we frequently engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition of another business.  We also continually review and may implement structural changes designed to improve our operations or to reflect anticipated changes in long-term market conditions.  As a result of recent or similar future transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.  In addition, we have closed or disposed of certain businesses and assets in response to changes in market conditions or strategic plans.  In response to dramatically increased input costs and difficult market conditions, in December 2008 we permanently shut down one of the two paper machines at our Specialty Products’ mill in Jay, Maine, and we announced plans to relocate certain converting equipment and distribution capacity that has historically existed at our Appleton, Wisconsin facility.  Also, in October 2007, we announced a three-part recovery plan to improve profitability of our Printing & Writing business segment, which included the closure of the Groveton, New Hampshire facility, a sales and marketing effort focused on core products and brands, and strategic investment alternatives to enhance capabilities and reduce costs.  If we do not realize the expected benefits or synergies of these transactions, closings, and other strategic plans, our consolidated financial position, liquidity, and results of operations could be negatively impacted.

If we incur a material weakness in our internal control over financial reporting, it could have a material adverse effect on our business, operating results, and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations promulgated by the SEC (collectively, “Section 404”) require us to assess and report on our internal control over financial reporting as of the end of each fiscal year.  In our most recent report under Section 404, which is included in Item 8 of this report, we have concluded that our internal control over financial reporting is effective.  Our auditors have concurred with that assessment.

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

We deal with claims that are threatened or made by third parties in the normal course of our business.  Some claims result in formal administrative or legal proceedings in which the amounts claimed are significant.  We assess each claim and make a judgment whether the claim will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  Claims that we believe could have material adverse effect if not resolved in our favor, or other claims that we believe to be significant, are discussed in Item 3 of this report and in Note 9 of the Notes to Consolidated Financial Statements for the most recent fiscal year, which are included in Item 8 of this report.  Our reports do not disclose or discuss all claims of which we are aware.  Our assessment of the materiality of any claim is based upon the amount involved, the underlying facts, and our assessment of the likelihood of a material adverse outcome.  If our assessment of a claim as immaterial is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity, or results of operations could be harmed.

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

Our articles of incorporation and bylaws, and our shareholders rights plan, could have the effect of rendering more difficult or discouraging an acquisition of Wausau Paper that is deemed undesirable by our board of directors.  These include provisions that:

•

require that, in many potential takeover situations, rights issued under our shareholder rights plan become exercisable to purchase our common stock and potentially other securities at a price substantially discounted from the then applicable market price;

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

•

under our articles of incorporation, prohibit us from entering into a “business combination” transaction with any person who acquires 10% of our voting stock at any time (an “interested 10% shareholder”) unless certain “fair price” requirements are met or, in the alternative, either (a) two-thirds of the shares entitled to vote that are not held by the interested shareholder are voted for the transaction, or (b) the board of directors has approved the transaction;

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

•

under Wisconsin law, reduce the voting power of any shares held by a shareholder who holds in excess of 20% of the shares outstanding to 10% of the full voting power of the excess shares; and

•

require a vote by the holders of four-fifths of our outstanding shares to amend the provisions of our articles or bylaws described above.

These provisions and similar provisions that could apply to us in the future may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price, or otherwise adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than the candidates nominated by our board of directors.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Wausau Paper’s headquarters is located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities consist of the following:

		Number of
		Paper	Practical	2008
Facility	Product	Machines	Capacity* (tons)	Actual (tons)

Specialty Products
Rhinelander, WI	Paper	4	152,000	143,000

Jay, ME**	Paper	1	28,000	22,900

Mosinee, WI	Paper	4	119,000	114,600
	Pulp		96,000	79,700

Printing & Writing
Brokaw, WI	Paper	4	178,000	160,900

Brainerd, MN	Paper	2	176,000	100,500

Appleton, WI***	Converting	N/A	120,000	86,300

Towel & Tissue
Middletown, OH****	Towel & Tissue	2	110,000	105,300
	Deink Pulp		110,000	99,200

Harrodsburg, KY	Converted Towel
	& Tissue	N/A	190,000	175,700

* “Practical capacity” is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.  At Wausau Paper’s converting operations it reflects the approximate maximum amount of product that can be made on existing equipment, but would require additional days and/or shifts of operation to achieve.  Practical capacity at the Brainerd facility includes one paper machine that would require substantial capital resources and time to start up.

** In December 2008, we permanently shut down one of the two paper machines at our mill in Jay, Maine.  The practical capacity information and 2008 actual tons relates to the one remaining paper machine that we continue to operate.

*** In December 2008, we announced plans to permanently close converting operations at our Appleton, Wisconsin facility.  The operations will be reduced in a phased manner beginning in early 2009 and the facility will be permanently closed prior to December 31, 2009.  The converting equipment will be relocated to our remaining Printing & Writing mills.  The practical capacity information relates to the amount of product that can be made on this converting equipment.

**** Late in 2007, we announced a $31 million capital investment to increase our toweling capacity by 16,000 tons.  The towel machine rebuild is scheduled for completion in the first quarter of 2009, with the full benefit of this project expected to be achieved in the second half of 2009.

Wausau Paper currently maintains warehouse distribution facilities in order to provide prompt delivery of its products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Printing & Writing	Appleton, WI	36,000	Owned

	Brokaw, WI	174,000	Owned

	Allentown, PA	60,000	Leased (December 2010)

	Dallas, TX	91,000*	Leased (December 2009)

	Los Angeles, CA	59,000*	Leased (December 2009)†

	Bedford Park, IL	300,000	Leased (January 2014)

Towel & Tissue	Los Angeles, CA	36,000*	Leased (December 2009)†

	Harrodsburg, KY	460,000	Owned

	Danville, KY	506,000	Leased (January 2013)

*

guaranteed space

†

Aggregate of approximately 95,000 square feet under one agreement which will expire in December 2009.

Specialty Products, Printing & Writing, and Towel & Tissue also lease limited space in various warehouses to facilitate deliveries to customers.

We own approximately 95,000 acres of timberland in the state of Wisconsin.  The growing stock inventory on our timberlands is an estimated 7.5 million board feet of saw timber and an estimated 550,000 cords of pulpwood.  During 2005, we announced our intent to sell approximately 42,000 acres of timberlands.  During 2008 we sold approximately 4,600 acres of our timberlands, resulting in an after-tax gain of $3.9 million.  A total of approximately 17,000 acres remains in the timberland sales program.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed recently as a result of weakening economic conditions.  We have not committed to implement additional timberland sales programs in the future.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Wausau Paper common stock is traded on the New York Stock Exchange under the symbol “WPP”.

As of the record date of the annual meeting, February 17, 2009, (the “Record Date”) there were approximately 2,950 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 33,650 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 48,885,277 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2008
First Quarter	$10.12	$ 6.97	*
Second Quarter	$ 9.74	$ 7.30	$.17
Third Quarter	$10.90	$ 7.08	*
Fourth Quarter	$11.70	$ 6.51	$.17

2007
First Quarter	$15.60	$13.57	*
Second Quarter	$15.58	$12.73	$.17
Third Quarter	$13.66	$ 8.56	*
Fourth Quarter	$12.12	$ 8.60	$.17

2006
First Quarter	$14.35	$11.36	*
Second Quarter	$15.33	$11.20	$.17
Third Quarter	$13.93	$11.50	*
Fourth Quarter	$15.48	$13.07	$.17

*Two dividends of $.085 per share were declared in the second and fourth quarters in 2008, 2007, and 2006.

Item 6.  SELECTED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,
except per share data)	For the Year Ended December 31,
	2008*	2007**	2006***	2005****	2004
FINANCIAL RESULTS
Net sales	$ 1,191,764	$ 1,240,438	$ 1,188,178	$ 1,097,093	$ 1,040,717
Depreciation, depletion, and amortization	69,468	94,330	57,913	91,554	59,965
Operating (loss) profit	(16,754)	(13,767)	39,497	(23,129)	41,724
Interest expense	10,283	11,080	11,252	10,957	10,285
(Loss) earnings before income taxes
and cumulative effect of change
in accounting principle	(26,670)	(24,054)	28,869	(33,590)	32,378
Net (loss) earnings	(15,834)	(1,825)	17,619	(19,465)	20,393
Cash dividends paid	16,713	17,205	17,335	17,523	17,560
Cash flows from operating activities	(2,520)	54,813	37,982	18,223	70,737

PER SHARE
Net (loss) earnings – basic	$ (0.32)	$ (0.04)	$ 0.35	$ (0.38)	$ 0.39
Net (loss) earnings – diluted	(0.32)	(0.04)	0.34	(0.38)	0.39
Cash dividends declared	0.34	0.34	0.34	0.34	0.34
Stockholders’ equity	4.23	5.57	5.38	6.03	6.91
Basic average number of shares outstanding	49,033	50,477	50,935	51,448	51,662
Price range (low and high closing)	$6.69-11.44	$8.60-15.52	$11.27-15.34	$10.35-17.64	$12.33-19.12

FINANCIAL CONDITION
Working capital	$ 118,830	$ 112,922	$ 139,065	$ 130,719	$ 139,542
Total assets	710,850	744,197	799,114	820,513	882,234
Long-term debt	191,963	139,358	160,287	161,011	161,833
Stockholders’ equity	207,581	280,915	274,074	310,219	357,092
Capital expenditures	48,324	30,088	23,856	31,494	29,565

RATIOS
Percent net (loss) earnings to sales	(1.3%)	(0.1%)	1.5%	(1.8%)	2.0%
Percent net (loss) earnings to average
stockholders’ equity	(6.5%)	(0.7%)	6.0%	(5.8%)	5.8%
Ratio of current assets to current liabilities	1.8 to 1	1.7 to 1	1.9 to 1	1.9 to 1	1.9 to 1
Percent of long-term debt to
total capitalization	48.0%	33.2%	36.9%	34.2%	31.2%

* In 2008, includes after-tax expense of $21.1 million ($33.8 million pre-tax) or $0.43 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire mill, the sale and closure of the roll wrap portion of our Specialty Products’ business, the permanent machine shutdown at our Specialty Products’ Jay, Maine mill, and the planned closure of converting operations at our Printing & Writing’s Appleton, Wisconsin facility.  In addition, includes the settlement of an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $1.1 million or $0.02 per share.

** In 2007, includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire mill.  In addition, effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely to our operating structure resulting in state tax benefits of $11.6 million or $0.23 per share primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries.

*** In 2006, includes impact to accumulated other comprehensive loss of $36.6 million ($58.1 million pre-tax) for the adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.”

**** In 2005, includes after-tax expense of $24.2 million ($38.4 million pre-tax) or $0.47 per share for closure costs and restructuring expense as a result of closing the sulfite pulp mill at Printing & Writing’s Brokaw, Wisconsin facility.

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  We believe the following are the accounting policies which could have the most significant effect on our reported results and require subjective or complex judgments by management.

Allowance for Doubtful Accounts

We record allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances.  Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty.  The allowance for doubtful accounts was $0.9 million and $1.1 million at December 31, 2008 and 2007, respectively.

Excess and Obsolete Inventory

We record allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions.  Additional inventory allowances may be required if future demand or market conditions are less favorable than we have estimated.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We use judgment when applying the impairment rules to determine when an impairment test is necessary.  Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

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

See “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements for a summary of our asset impairment tests, which resulted in an insignificant pre-tax impairment loss in 2008 and a pre-tax impairment loss of approximately $0.4 million in 2007.  No impairment losses were recorded in 2006.

Income Taxes

Our estimates of income taxes payable, deferred income taxes, and the effective tax rate are based on an analysis of many factors, including interpretations of federal, state, and foreign income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed, realization of income tax benefits in future years, and current accounting standards.  Estimates are reviewed and updated on a quarterly basis as facts and circumstances change and actual results are known.  In addition, federal and state taxing authorities periodically review our estimates and interpretations of income tax laws.  Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

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

Environmental Matters

We record environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from third-party experts and our past experience with these matters.  At third-party sites where more than one potentially responsible party has been identified, we record a liability for its estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties.  Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup.  To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.  Additional information regarding environmental matters is available in “Note 9 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement date of the funded status of a plan as of the date of the year end financial statements.  The recognition provisions of SFAS 158 were adopted on December 31, 2006.  We adopted the measurement date provisions on January 1, 2008, which resulted in an increase in our liabilities for defined benefit pension and other post-retirement plans of $2.9 million, an increase in deferred tax assets of $1.0 million, an after-tax increase to accumulated other comprehensive income of $0.4 million, and an after-tax charge to retained earnings of $2.3 million.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  On January 1, 2008, we adopted the provisions of EITF 06-11, which requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  The adoption of EITF 06-11 did not have a material impact on the consolidated financial statements.

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

Operations Review

Overview

Consolidated

(all dollar amounts in thousands)	2008	2007	2006
Net sales	$1,191,764	$1,240,438	$1,188,178
Net (loss) earnings	(15,834)	(1,825)	17,619

In 2008, we reported a net loss of $15.8 million compared to a net loss of $1.8 million in 2007.  Each of our three operating segments and the markets in which they compete were impacted by the weakening economy during 2008. We continued to pursue our core business strategies in 2008, focusing on strategic markets, product innovation, benchmark customer service, and operational excellence.

Towel & Tissue

(all dollar amounts in thousands)	2008	2007	2006
Net sales	$333,411	$307,579	$288,290
Operating profit	32,793	43,032	44,621

Although below prior year levels, Towel & Tissue’s financial performance remained relatively strong during 2008, despite increased input costs and flat demand in the “away-from-home” towel and tissue market in which the business segment competes.  We continue to focus our efforts on our value-added product lines, such as our Green Seal™ certified products, to improve our competitive strength and operating margins.  Further, we are on schedule with the $31 million capital investment announced in late 2007 to increase our toweling capacity by 16,000 tons.  The towel machine rebuild is scheduled for completion in the first quarter of 2009, with the full benefit of this project expected to be achieved in the second half of 2009.

Specialty Products

(all dollar amounts in thousands)	2008	2007	2006
Net sales	$481,390	$488,343	$468,866
Operating (loss) profit	(11,609)	4,433	4,412

Specialty Products’ financial performance in 2008 was impacted by increased input costs, highly competitive product pricing, and significant declines in demand in certain market segments in which we participate, such as industrial and home construction based markets.  In response to these downward trends, we announced and completed the permanent shutdown of one of two paper machines at our paper mill in Jay, Maine.  Additional information on the permanent machine shutdown is available in “Note 2-Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.  With continued pressure on the industrial and housing-related product lines, Specialty Products’ is focused on less cyclical liner and food packaging markets to drive near-term growth and improve financial performance.

Printing & Writing

(all dollar amounts in thousands)	2008	2007	2006
Net sales	$376,963	$444,516	$431,022
Operating (loss) profit	(26,983)	(57,415)	(10,975)

Printing &Writing announced a three-part profit recovery plan during 2007 which included the permanent shutdown in December 2007 of our paper mill in Groveton, New Hampshire.  The shutdown of the Groveton mill allowed us to reduce the annual Printing & Writing production capacity by approximately 105,000 tons and limit our exposure to unprofitable commodity paper business.  The second and third parts of the of the profit recovery plan are to refocus our sales and marketing efforts to achieve growth in our premium product brands and to focus on strategic investment alternatives to enhance production capabilities and reduce costs.  Although we have experienced increased raw material and manufacturing costs, as well as intensifying recessionary business conditions that have increased the pace at which demand has declined in certain of our markets, the completed elements of our profit recovery plan have produced earnings momentum during 2008.  Further, we are underway with a $15 million stock blending project at our Brokaw, Wisconsin mill and a converting and distribution consolidation initiative that is expected to provide operating margin improvements by the end of 2009.  Additional information on the closure of the Groveton, New Hampshire mill and the impact of the converting and distribution consolidation initiative on our Appleton, Wisconsin converting facility is available in “Note 2-Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Outlook

With economic conditions unlikely to improve in the near term, in early 2009 we have implemented initiatives intended to further reduce costs and generate operating cash flows.  These initiatives include a reduction in our salaried workforce by approximately 7%, implementation of a cost reduction plan to achieve savings of $6 million over the first half of 2009, and a targeted $15 million reduction in inventory.  These efforts, combined with our restructuring activities and continued focus on superior customer service and operational excellence, are expected to improve our near-term financial performance and our long-term return-on-capital-employed.  Our ability to achieve this target will be influenced by additional internal initiatives, as well as external factors including general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and product pricing.

Net Sales and Gross Profit on Sales

Consolidated

(all dollar amounts in thousands)	2008	2007	2006
Net sales	$1,191,764	$1,240,438	$1,188,178
Percent (decrease)/increase	(4%)	4%	8%
Gross profit on sales	$ 88,688	$ 77,699	$ 122,418
Gross profit margin	7%	6%	10%

Net sales for the year ended December 31, 2008, were $1,191.8 million compared with net sales of $1,240.4 million for the year ended December 31, 2007.  Total shipments in 2008 of 781,959 tons declined from the 917,032 tons shipped in 2007.  The decline in total shipments in 2008 as compared to 2007 is primarily due to anticipated volume reductions resulting from the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale and closure of Specialty Products’ roll wrap operations.  Net sales in 2006 were $1,188.2 million, and total tons shipped were 919,072 tons.

Average net selling price increased approximately 12%, improving net sales by $121 million, in 2008 as compared to 2007, with approximately $91 million of the improvement in average net selling price attributable to actual selling price increases and the balance due to improved overall product mix. Compared to 2006, the average net selling price for 2007 improved 5%, or $56 million, with actual product selling prices providing $49 million of the improvement, while product mix enhancements increased net sales by approximately $7 million.

Gross profit margin increased to $88.7 million, or 7.4% of net sales in 2008, compared with $77.7 million or 6.3% of net sales in 2007.  Gross profit margin in 2006 was $122.4 million, or 10.3% of net sales.  Our timberland sales program favorably impacted gross profit margin by $6.2 million in 2008, $9.6 million in 2007, and $17.3 million in 2006.  In 2008 as compared to 2007, improvements in average net selling price more than offset higher fiber and energy prices, as well as increased freight, warehousing, mix-driven material consumption costs, and decreased gains from our timberland sales program.  In addition, 2008 gross profit margins were negatively impacted by combined charges of $17.4 million related to the permanent paper machine shutdown at our Specialty Products’ Jay, Maine mill, the sale and closure of the roll wrap portion of our Specialty Products’ business, and the shutdown of papermaking operations at our Printing & Writing’s Groveton, New Hampshire mill.

In 2007 as compared to 2006, gross profit margin was favorably impacted by improved average net selling price, increased shipment volume, and lower average energy prices.  These favorable impacts were more than offset by unfavorable fiber prices, mix-driven material consumption costs, and decreased gains from the timberland sales program. Additionally, in December 2007, we ceased papermaking operations at our Groveton, New Hampshire paper mill, which was part of manufacturing operations for our Printing & Writing business segment.  As a result of the closure, we recognized $38.8 million of expense in cost of sales for the year ended December 31, 2007, consisting of accelerated depreciation on assets that were abandoned and an adjustment of spare parts and inventory to net realizable value.

Additional pre-tax charges of $2.6 million associated with the closure of Printing & Writing’s Appleton, Wisconsin, converting facility are expected to impact gross margins during 2009.  For additional information on the machine shutdown and facility closure activities, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Raw materials comprise approximately 60% of our total cost of sales, with market pulp and wastepaper accounting for approximately three-quarters of this total.  Labor and fringes are approximately 15% of our total cost of sales, while utilities account for approximately 10%.  Other operating expenses, including outbound freight, depreciation, and maintenance, comprise the remaining 15% of our cost of sales.

Fiber prices – consisting primarily of market pulp, wastepaper, pulpwood, and purchased towel and tissue parent rolls – increased over the last five years.  As compared to 2007, 2008 fiber costs increased approximately $41 million after increasing approximately $45 million in 2007 as compared with 2006.

During the first quarter of 2008, pulp and wastepaper prices increased modestly, and subsequently stabilized during the second and third quarters of 2008.  During the fourth quarter of 2008, pulp and wastepaper prices trended significantly lower as world economics weakened and paper and pulp demand decreased.  Pulp and wastepaper prices have continued their downward trend in early 2009. In 2007, pulp and wastepaper prices trended higher throughout the entire year.

In 2008, we consumed approximately 450,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper.  Approximately 530,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper were consumed in 2007.  The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $52 per air-dried metric ton, or nearly $23 million, in 2008 as compared to 2007.  As compared with 2006, the average price of market pulp increased approximately $62 per air-dried metric ton, or $33 million in 2007.  The average price of wastepaper, used in the production of towel and tissue products, increased $23 per standard ton, or approximately $3 million, in 2008 as compared to 2007.  As compared with 2006, the average price of wastepaper increased $57 per standard ton, or more than $8 million, in 2007.  Purchased towel and tissue parent rolls, used in Towel & Tissue’s converting operation, increased $152 per standard ton, or approximately $12 million, in 2008 as compared to 2007, after increasing $22 per standard ton, or approximately $2 million the year before.  In 2008, the average prices of pulpwood and other materials, including linerboard, increased approximately $3 million as compared to 2007, after increasing $2 million in 2007 as compared to 2006.

Energy-related prices – consisting primarily of natural gas, electricity, coal, fuel oil, and transportation – increased significantly in 2008 as compared to 2007, with increases experienced in all primary energy components.  However, while remaining relatively volatile and at elevated levels through the first nine months of 2008, energy prices declined significantly during the fourth quarter and have remained relatively stable in early 2009.  During 2007, overall energy prices trended lower in comparison with 2006, although declines in natural gas prices were somewhat offset by price volatility with other energy components.  In total, energy-related costs, including transportation, increased nearly $25 million in 2008 as compared with 2007, while decreasing nearly $4 million in 2007 as compared with 2006.

The average price of natural gas increased approximately 37%, or approximately $9 million, in 2008 as compared to 2007 after decreasing approximately 15%, or more than $6 million, in 2007 compared with the prior year.  Through our cost reduction efforts, we have been successful in improving our energy efficiencies and have maintained relatively stable natural gas consumption in recent years.  We currently consume approximately 3 million decatherms annually and have substituted fuel oil and coal when economics allowed.  We price protect, from time to time, certain volumes of natural gas through fixed-price contracts.  Our policy allows for the price protection of up to 50% of our expected use on a rolling 12-month basis.  Early in 2009, we had approximately 30% of our anticipated 2009 requirements price protected.

Price increases were experienced in 2008 with other sources of energy that are significant to our operations.  As compared with 2007, 2008 fuel oil costs increased more than 50% or approximately $4 million, electricity costs increased 8% or more than $2 million, and coal costs increased 12% or approximately $2 million.  As compared with 2006, 2007 electricity costs increased 6% or $2 million, and coal costs increased 4% or nearly $1 million, while fuel oil costs remained stable.  In addition, transportation prices increased $8 million in 2008 as compared with 2007 after increasing $2 million from the prior year.

Labor and fringe costs decreased 11% in 2008 as compared to 2007 and increased 1% in 2007 as compared to 2006.  The decline in labor and fringe costs is primarily related to the shutdown of papermaking operations at the Groveton, New Hampshire mill and sale and closure of the roll wrap portion of the Specialty Products business.  Depreciation expenses decreased 32% in 2008 as compared to 2007, due primarily to accelerated depreciation related to the December 2007 shutdown of papermaking operations at the Groveton, New Hampshire mill, which was partially offset by accelerated depreciation related to the permanent machine shutdown at the Jay, Maine mill in 2008.   Depreciation expenses increased 72% in 2007 as compared to 2006, due primarily to the shutdown of papermaking operations at the Groveton, New Hampshire mill.  For additional information, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.  Other operating costs, including maintenance, were relatively stable in 2008 compared to the same periods in 2007 and 2006.

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

Specialty Products

Specialty Products recorded net sales of $481.4 million on total shipments of 340,090 tons for the year ended December 31, 2008, compared with net sales of $488.3 million on shipments of 384,827 tons in 2007.  Net sales and shipments in 2006 were $468.9 million and 394,079 tons, respectively.  Average net selling price increased 9% in 2008 compared with 2007, improving net sales by approximately $35 million, with actual selling price increases accounting for nearly the entire average net selling price gain.  However, offsetting the average net selling price improvement was a decline in shipments of approximately 12% due to the elimination of roll wrap sales volumes and significant demand weakness in the industrial and housing-related markets in which we compete.  While product shipments in 2007 declined more than 2% from 2006, average net selling price increased more than 6%, or $29 million, resulting in a year-over-year increase in net sales. In 2007 as compared to 2006, actual product price increases improved average net selling price by more than 4% and net sales by $20 million, and product mix enhancements improved average net selling price by 2% and net sales by $9 million.

Demand for industrial and housing-related papers decreased significantly late in 2008, resulting in market-related downtime equivalent to 10% of Specialty Products’ fourth quarter production capacity, or approximately 9,000 tons.  The following table summarizes the estimated changes in market demand in the major market segments in which we compete:

	Estimated Change in Market Demand
	2008	2007
Pressure-sensitive backing papers	( 1%)	3%
Food-packaging/food-service papers	2%	3%
Industrial papers	(10%)	0%

The following table summarizes the changes in shipments of our primary product categories:

	Change in Shipments
	2008	2007
Pressure-sensitive backing papers	(13%)	0%
Food-packaging/food-service papers	2%	17%
Industrial papers	( 8%)	( 3%)
Other paper products	(25%)	(59%)

Specialty Products’ markets remain competitive as a result of the global economic slowdown, with competition coming from paper-based products as well as other film-based substrates.  As 2009 began, product pricing has remained stable, although market demand within select Specialty Products’ product categories has continued to weaken, resulting in additional downtime taken in the first quarter.

Specialty Products’ gross profit margins were 3.0% in 2008, 5.8% in 2007, and 5.7% in 2006.

Gross profit in 2008 was unfavorably impacted by charges of $7.3 million to cost of sales as a result of a permanent paper machine shutdown at our Specialty Products’ Jay, Maine mill, and the sale and closure of the roll wrap portion of our Specialty Products’ business.  These charges, which impacted 2008 gross profit margins by approximately 1 percentage point, included accelerated depreciation on the related assets that were abandoned and other associated closure costs.  The improvement in average net selling price in 2008 compared to 2007 was unable to offset higher manufacturing costs including energy and fiber, as well as the impact of market-related downtime, resulting in decreased gross profit margins.  Fiber prices increased approximately $14 million in 2008 as compared with 2007 while energy prices increased approximately $11 million over the same period.  In 2007 as compared with 2006, the improvement in average net selling price offset higher energy, fiber and other manufacturing costs, resulting in relatively flat gross profit margins.  Fiber prices increased approximately $18 million in 2007 as compared with 2006 while energy prices increased less than $1 million over the same period.

For additional information on the shutdown of the paper machine at the Jay, Maine mill and the sale and closure of the roll wrap business, please refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Printing & Writing

Net sales for the Printing & Writing business segment were $377.0 million in 2008 on shipments of 263,518 tons compared with 2007 net sales of $444.5 million on shipments of 357,233 tons.  In 2006, net sales were $431.0 million and shipments were 354,243 tons.  The decline in net sales and shipments in 2008 as compared to 2007 was anticipated due to the shutdown of papermaking operations at the Groveton, New Hampshire mill in December 2007.  The decline in shipment volume was partially offset by an increase in average net selling price of 15%, increasing net sales by aproximately $49 million for the year ended December 31, 2008, as compared to the same period in 2007.  Actual product price increases improved average selling price by 12% and net sales by $40 million, while product mix enhancements increased average net selling price and net sales by 3% and $9 million, respectively.  Comparing 2007 to 2006, average net selling price improved approximately 3%, increasing net sales by more than $11 million.  Actual product price increases improved average selling price by nearly 5% and net sales by $19 million, which offset deterioration in product mix that decreased average net selling price and net sales by 2% and nearly $8 million, respectively.

Demand for uncoated free-sheet papers decreased 8% in 2008 following a decrease of more than 3% in 2007.  Uncoated free-sheet demand, impacted by such factors as employment trends and increased electronic data communications, declined in seven of the last nine years.  As a result of continued competitive market conditions, shipments of our premium printing and writing papers, including text and cover, decreased 14% in 2008, following a decrease of 11% in 2007.  Shipments through Printing & Writing’s retail distribution channel such as office supply stores and other retailers decreased 5% in 2008, while increasing 6% in 2007.  At the same time, shipments through Printing & Writing’s largest distribution channel, traditional paper merchants, decreased 32% in 2008 following an increase of 4% in 2007.  The majority of the decline in shipments to traditional paper merchants was anticipated due to the shutdown of the Groveton mill, which reduced total annual Printing & Writing capacity by approximately 105,000 tons.

Product pricing has remained very competitive despite the industry-wide capacity rationalization that has occurred in recent years.  As 2009 began, prices were relatively stable despite seasonally weak market conditions.

Printing & Writing recorded a gross profit margin of 3.5% in 2008, a negative gross margin of 5.7% in 2007, and a gross profit margin of 3.5% in 2006.  Gross profit in 2008 and 2007 was unfavorably impacted by charges of $10.1 million and $38.8 million, respectively, to cost of sales as a result of the shutdown of papermaking operations at the Groveton, New Hampshire mill.  The shutdown, which impacted 2008 and 2007 gross profit margins by approximately 3 percentage points and 9 percentage points, respectively, included accelerated depreciation on the related papermaking assets that were abandoned, an adjustment of spare parts and mill inventory to net realizable value, and other associated closure costs.  Significant increases in average net selling price in 2008 as compared to 2007 were able to offset increases in fiber and energy costs, contributing to higher gross profit margins.  Fiber prices increased nearly $12 million in 2008 as compared with 2007 while energy prices increased approximately $11 million over the same period.  Comparing 2007 to 2006, increases in average net selling price and decreases in energy prices were unable to offset significant increases in fiber costs, contributing to lower gross margins.  Fiber prices increased approximately $17 million in 2007 as compared with 2006, while energy prices declined nearly $5 million over the same period.

For additional information on the closure of the Groveton, New Hampshire mill, and the recently announced closure of the Appleton, Wisconsin converting facility, please refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Towel & Tissue

Towel & Tissue 2008 net sales were $333.4 million and shipments were 178,351 tons compared to 2007 net sales of $307.6 million and shipments of 174,972 tons.  In 2006, net sales were $288.3 million on shipments of 170,750 tons.  Average net selling price increased 7% in 2008 as compared to 2007, favorably impacting net sales by more than $22 million.  Actual product price increases improved average net selling price by nearly 6% and net sales by $19 million, with the remaining average net selling price gain a result of stronger product mix.  Average net selling price increased approximately 5% in 2007 as compared to 2006, favorably impacting net sales by $13 million. Actual net selling price increases accounted for approximately $9 million of the average net selling price gain, while $4 million of the average net selling price gain was attributable to product mix enhancements.

The “away-from-home” segment of the towel and tissue market remained flat in 2008 after experiencing growth of 1% in 2007.  Although market demand has leveled recently, a continued balanced market and pricing leverage has allowed for the implementation of selling price increases in 2008 and 2007.  Shipments of Towel & Tissue’s higher-priced, value-added products increased 11% in 2008 and 14% in 2007, while shipments of lower-priced standard products decreased 4% in 2008 after decreasing 5% in 2007.  As 2009 began, “away-from-home” towel and tissue prices have remained relatively stable despite indications of weakening market demand.

Towel & Tissue gross profit margin was 16.6% in 2008, 20.7% in 2007, and 22.3% in 2006.  Significant selling price increases were unable to offset increased manufacturing costs, including wastepaper and towel and tissue parent roll costs, depreciation, amortization, and freight costs, resulting in decreased margins in 2008 compared to 2007.  Fiber and paper prices increased more than $15 million in 2008 as compared with 2007, while energy prices increased approximately $4 million.  Also, freight costs and other manufacturing costs, including depreciation and amortization, increased by approximately $6 million in 2008 compared to 2007.  Selling price increases in 2007 were unable to offset increased manufacturing costs, including wastepaper and towel and tissue parent roll costs, depreciation, amortization, and freight costs, resulting in decreased margins compared to 2006.  Fiber and paper prices increased more than $10 million and energy prices increased less than $1 million in 2007 as compared with 2006.  Freight costs and other manufacturing costs, including depreciation and amortization, increased by approximately $6 million in 2007 compared to 2006.

Approximately 40%, or 80,000 tons per year, of Towel & Tissue’s total parent roll consumption is purchased from other towel and tissue manufacturers.  Industry supply of these parent rolls was readily available throughout 2008 and 2007.  We believe that adequate parent roll supply will continue to be available to meet our converting needs.  Further, we are on schedule with the $31 million capital investment announced in late 2007 to increase our toweling capacity by 16,000 tons.  The towel machine rebuild is scheduled for completion in the first quarter of 2009, with the full benefit of this project expected to be achieved in the second half of 2009.

Backlog

Consolidated customer order backlogs declined to approximately 25,000 tons, representing $37.6 million in sales at December 31, 2008, compared to 49,900 tons, representing $65.4 million in sales as of December 31, 2007.  Consolidated customer order backlogs were 48,300 tons, or $59.9 million in sales as of December 31, 2006.  The decrease in customer order backlogs as of December 31, 2008, compared to December 31, 2007, was due to decreases in our Specialty Products and Printing & Writing business segments, while customer order backlogs increased in our Towel & Tissue business segment.  Our Specialty Products business segment backlog totaled 16,600 tons at December 31, 2008, compared to 40,100 tons at December 31, 2007.  In the Printing & Writing business segment, backlog tons were 5,400 tons at December 31, 2008, compared to 7,400 tons at December 31, 2007.  Towel & Tissue’s backlog tons increased to 3,000 tons at December 31, 2008, from 2,400 tons at December 31, 2007.  The entire backlog at December 31, 2008, is expected to be shipped during 2009.

Labor

Three new labor agreements were negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO-CLC.  Local 11-0022 at Printing & Writing’s Brainerd, Minnesota facility, Local 1-112 at Towel & Tissue’s Middletown, Ohio facility and Locals 2-1778 and 2-15 at Specialty Products’ Rhinelander, Wisconsin facility all negotiated three-year contracts in 2008.  Labor agreements will expire at other facilities in 2009.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Selling and Administrative Expenses

(all dollar amounts in thousands)	2008	2007	2006
Selling and administrative expense	$89,111	$84,199	$82,695
Percent increase	6%	2%	11%
As a percent of net sales	7%	7%	7%

Selling and administrative expenses for the year ending December 31, 2008, were $89.1 million compared to $84.2 million in the same period of 2007.  Selling and administrative expenses were $82.7 million for the year ending December 31, 2006.  In 2008, stock-based incentive compensation programs resulted in expense of $2.2 million compared to a credit of $1.9 million in 2007.  After adjusting for stock-based incentive compensation programs, increased advertising and legal expenses accounted for the majority of the increase in selling and administrative expense.  In 2006, selling and administrative expenses were impacted by stock incentive program charges of $2.3 million.  After adjusting for stock-based incentive compensation programs, increased compensation and benefits accounted for the majority of the increase in selling and administrative expenses in 2007 as compared to 2006.  For additional information on our stock incentive programs, refer to “Note 8 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements.

Restructuring Charges

In 2008, we recorded pre-tax restructuring charges of $16.3 million related to employee severance and benefit continuation costs, contract termination costs, and other associated closure costs directly related to the planned closure of converting operations at our Printing & Writing’s Appleton, Wisconsin facility, the permanent machine shutdown at our Specialty Products’ Jay, Maine mill, the sale and closure of the roll wrap portion of our Specialty Products’ business, and the shutdown of papermaking operations at our Printing & Writing’s Groveton, New Hampshire mill.  Additional pre-tax restructuring charges directly related to the closure of the Appleton facility and the permanent machine shutdown at the Jay mill of approximately $0.8 million are expected to be incurred in 2009.  We do not expect any additional pre-tax restructuring charges directly related to the sale and closure roll wrap operations or the Groveton mill closure.

For the year ended December 31, 2007, we recorded pre-tax restructuring charges of $7.3 million related to employee severance benefits and other associated closure costs directly related to the sale of the roll wrap portion of our Specialty Products’ business and the shutdown of papermaking operations at our Printing & Writing’s Groveton, New Hampshire mill.

We recorded a pre-tax $0.2 million closure charge for the year ending December 31, 2006, for employee severance benefits and other associated closure costs directly related to the closure of the sulfite pulp mill located at Printing & Writing’s Brokaw papermaking mill.

For additional information, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2008	2007	2006
Interest expense	$10,283	$11,080	$11,252
Other income, net	367	793	624

Interest expense decreased for the year ending December 31, 2008, to $10.3 million compared to $11.1 million for the year ending December 31, 2007, due to lower variable interest rates on certain long-term debt.  Interest expense for the year ending December 31, 2006, was $11.3 million.  In 2009, interest expense is expected to modestly increase from 2008 levels.

Interest capitalized in 2008 totaled $0.2 million.  Interest capitalized in 2007 and 2006 was not significant.  Our capitalized interest policy is outlined in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Other income includes interest income of $0.2 million, $0.7 million, and $0.3 million in 2008, 2007, and 2006, respectively.  The decrease in interest income in 2008 as compared to 2007 was driven by lower average cash and cash equivalent balances and decreased interest rates on short-term investments.

Income Taxes

(all dollar amounts in thousands)	2008	2007	2006
Income tax (credit) provision	$(10,836)	$(22,229)	$10,823
Effective tax rate	(40.6%)	(92.4%)	37.5%

During the third quarter of 2008, we settled an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The examination related to certain research and development credits recorded for these respective tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $1.1 million in 2008.  The effective tax rate, excluding the credit for income taxes as a result of the settlement, was 37.5%.  The effective rate for 2009 is expected to be in the range of 37% to 38%.

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure will allow us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  As a direct result of the reorganization, we recorded state tax benefits of $11.6 million which related to the release of valuation allowances and a revision to the state tax rate utilized to determine our deferred tax assets and liabilities from our previous tax structure to our single member limited liability company tax structure.  Also in 2007, we recognized an additional $1.6 million in one-time state tax benefits associated primarily with state net operating loss recognition.  The effective tax rate for 2007, excluding the state tax benefits, was 37%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2008	2007	2006
Cash (used in) provided by operating activities	$ (2,520)	$ 54,813	$ 37,982
Percent (decrease)/increase	(105%)	44%	108%
Working capital	$ 118,830	$112,922	$139,065
Percent increase/(decrease)	5%	(19%)	6%
Current ratio	1.8:1	1.7:1	1.9:1
Capital expenditures	$ 48,324	$ 30,088	$ 23,856
Percent increase/(decrease)	61%	26%	(24%)

Cash used in operating activities was $2.5 million during the year ended December 31, 2008, compared to cash provided by operating activities of $54.8 million for the year ended December 31, 2007.  The decline in the year-over-year comparisons of cash provided by operating activities was primarily due to a reduction in net earnings during the respective time periods combined with a significant decline in accounts payable and other liabilities in 2008 as compared to 2007.  Cash provided by operating activities increased in 2007 compared to 2006, primarily due to decreased inventory levels and increases in accounts payable and other liabilities, which was somewhat offset by increased receivable balances in 2007 as compared to 2006.

In 2008, we continued our initiative to limit capital spending to necessary maintenance-related and high-return capital projects.  We also exceeded our targeted composite internal rate of return of 17% for capital approved.  Capital expenditures totaled $48.3 million, $30.1 million, and $23.9 million in 2008, 2007, and 2006, respectively.  The increase in capital expenditures in 2008 as compared to 2007 is due to a $31 million towel machine rebuild in our Towel & Tissue segment and a $15 million fiber handling project at our Printing & Writing’s Brokaw, Wisconsin mill.  These projects are in progress at December 31, 2008, and are expected to be completed by mid-year 2009.  It is expected that capital spending will be approximately $45 million in 2009.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  During 2008, we sold approximately 4,600 acres of timberlands for an after-tax gain of $3.9 million.  We sold approximately 5,200 acres of timberlands for an after-tax gain of $6.0 million in 2007 and approximately 14,000 acres of timberlands for an after-tax gain of $10.8 million in 2006.  A total of approximately 17,000 acres remains in the timberland sales program.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed recently as a result of weakening economic conditions.  We have not committed to implement additional timberland sales programs in the future.

While we believe that the available credit under our credit agreements and cash provided by operations in 2009 will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2009, we are likely to pursue refinancing options for a portion of the debt maturities to provide increased credit availability.

Debt and Equity

(all dollar amounts in thousands)	2008	2007	2006
Short-term debt	$ 51	$ 175	$ 184
Long-term debt	191,963	139,358	160,287
Total debt	192,014	139,533	160,471
Stockholders’ equity	207,581	280,915	274,074
Total capitalization	399,595	420,448	434,545
Long-term debt/capitalization ratio	48%	33%	37%

At December 31, 2008, total debt was $192.0 million, an increase of $52.5 million from the $139.5 million reported at December 31, 2007.  The increase in total debt is a result of reduced cash provided by operating activities and increased capital spending during the year ended December 31, 2008.

We have an unsecured revolving-credit agreement with five financial institutions that expires on July 27, 2011.  On August 20, 2008, we amended the existing $125 million unsecured revolving-credit agreement to increase the aggregate commitments under the revolving-credit agreement to $165 million.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  There were $52.5 million and $15.0 million, respectively, in outstanding borrowings under this agreement at December 31, 2008 and 2007.  There were no outstanding borrowings under the agreement at December 31, 2006.

In addition, the total amount of long-term debt outstanding includes a private placement of $103.5 million in unsecured senior notes.  The original private placement was issued August 31, 1999, for $138.5 million.  On August 31, 2007, $35 million of the unsecured private placement notes matured and were repaid.  The remaining notes mature in 2009 and 2011 at $68.5 million and $35 million, respectively.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for companies having similar creditworthiness, we are required to maintain, under the unsecured revolving-credit agreement and the unsecured private placement note agreement, a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3 to 1, and an adjustable minimum net worth covenant.  The adjustable minimum net worth covenant as of December 31, 2008 was $200.6 million compared to our actual net worth of $207.6 million.  As of December 31, 2008, 2007, and 2006, we were in compliance with all required covenants.  We expect to remain in full compliance with all required covenants through 2009.  Wausau Paper is currently in the process of obtaining an amendment of the adjustable minimum net worth covenant under both the unsecured revolving-credit agreement and the unsecured private placement note agreement.

We also maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were $15.9 million in outstanding borrowings under this agreement at December 31, 2008.  There were no outstanding borrowings under this agreement at December 31, 2007 and 2006.

At December 31, 2008, under the $165 million revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper and the $68.5 million of unsecured private placement notes maturing on August 31, 2009.  As a result, we have classified the amounts as long-term on our Consolidated Balance Sheets.

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

On December 31, 2008, we had a total of approximately $77 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock.  This authorization added to the balance remaining on a 2000 authorization to repurchase 2,571,000 shares of Wausau Paper common stock.  We repurchased 1,033,000 and 962,800 shares of common stock during 2008 and 2007, respectively.  We repurchased 474,400 shares of common stock during 2006.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2008, there were 2,009,774 shares available for purchase under the existing authorization.

During 2008, 2007, and 2006, the Board of Directors declared cash dividends of $0.34 per share of common stock.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2008:

	Payments Due by Period
(all dollar amounts in thousands)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$191,105	$ 68,551	$ 69	$103,485	$ –	$ –	$19,000
Interest on debt	19,218	8,129	4,585	3,008	304	304	2,888
Operating leases	3,973	979	977	967	965	85	–
Capital spending commitments	22,995	22,995	–	–	–	–	–
Retirement plan contributions	10,773	10,773	–	–	–	–	–
Post-retirement benefit plan
contributions	4,600	4,600	–	–	–	–	–
Purchase obligations	105,343	60,048	31,550	1,918	1,589	1,540	8,698
	$358,007	$176,075	$37,181	$109,378	$2,858	$1,929	$30,586

As discussed in “Note 7 – Income Taxes” in the Notes to Consolidated Financial Statements, on January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  At December 31, 2008, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $1.7 million, of which approximately $0.2 million is expected to be paid within one year.  For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The interest on debt with variable rates of interest has been calculated utilizing the interest rate in effect at December 31, 2008.  For additional information on debt and interest obligations, please refer to “Note 4 – Debt” in the Notes to Consolidated Financial Statements.  For additional information on operating leases, please refer to “Note 5 – Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 9 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 6 – Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars.  On August 31, 1999, we issued notes in the amount of $138.5 million.  The principal amounts, maturities, and interest rates on the notes are:  (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%.  The amount of outstanding notes was $103.5 million and $138.5 million at December 31, 2008, and 2007, respectively.  The estimated fair value of this fixed rate debt was $103.7 million at December 31, 2008, and $108.2 million at December 31, 2007.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.  We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest.  The fair value of these obligations approximated their carrying values at December 31, 2008 and 2007, and would not have been materially affected by a 10% hypothetical change in market interest rates.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting.  This report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.
Mosinee, WI

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the Company’s adoption of the measurement date provision of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Pension and Other Postretirement Benefit Plans, on January 1, 2008.

Milwaukee, WI
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.
Mosinee, WI

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the recognition provision of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Pension and Other Postretirement Benefit Plans (“SFAS 158”), on December 31, 2006, the measurement date provision of SFAS 158 on January 1, 2008, and Statement of Financial Accounting Standards No. 123R, Share-based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

Milwaukee, WI
March 13, 2009

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 4,330	$ 18,121
Receivables, net	96,740	110,114
Refundable income taxes	5,510	1,065
Inventories	118,195	108,532
Deferred income taxes	5,793	6,046
Spare parts	27,375	26,108
Other current assets	4,619	4,364
Total current assets	262,562	274,350
Property, plant, and equipment – net	405,408	413,296
Other assets	42,880	56,551
Total Assets	$ 710,850	$ 744,197

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$ 51	$ 175
Accounts payable	73,747	88,706
Accrued and other liabilities	69,934	72,547
Total current liabilities	143,732	161,428
Long-term debt	191,963	139,358
Deferred income taxes	25,588	54,106
Post-retirement benefits	70,552	74,112
Pension	38,901	–
Other noncurrent liabilities	32,533	34,278
Total liabilities	503,269	463,282

Commitments and contingencies	–	–
STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized;
no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized;
issued 60,122,812 shares in 2008 and 2007)	174,816	173,950
Retained earnings	233,239	268,062
Accumulated other comprehensive loss	(57,700)	(26,225)
Treasury stock, at cost (11,326,158 and 10,338,665 shares
in 2008 and 2007, respectively)	(142,774)	(134,872)
Total stockholders’ equity	207,581	280,915
Total Liabilities and Stockholders’ Equity	$ 710,850	$ 744,197

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2008	2007	2006

Net sales	$1,191,764	$1,240,438	$1,188,178
Cost of sales	1,103,076	1,162,739	1,065,760
Gross profit	88,688	77,699	122,418

Selling and administrative	89,111	84,199	82,695
Restructuring	16,331	7,267	226
Operating (loss) profit	(16,754)	(13,767)	39,497

Other income (expense):
Interest expense	(10,283)	(11,080)	(11,252)
Interest income	153	700	315
Other, net	214	93	309
(Loss) earnings before income taxes and
cumulative effect of a change in
accounting principle	(26,670)	(24,054)	28,869
(Credit) provision for income taxes	(10,836)	(22,229)	10,823
(Loss) earnings before cumulative effect of
a change in accounting principle	(15,834)	(1,825)	18,046
Cumulative effect of a change in accounting
principle (net of income taxes)	–	–	(427)

Net (loss) earnings	$ (15,834)	$ (1,825)	$ 17,619
(Loss) earnings per share before
cumulative effect of a change in
accounting principle-basic	$ (0.32)	$ (0.04)	$ 0.36
Cumulative effect of a change in accounting
principle (net of income taxes) per share– basic	–	–	(0.01)
Net (loss) earnings per share-basic	$ (0.32)	$ (0.04)	$ 0.35
Weighted average shares outstanding – basic	49,033	50,477	50,935
(Loss) earnings per share before
cumulative effect of a change in
accounting principle-diluted	$ (0.32)	$ (0.04)	$ 0.35
Cumulative effect of a change in accounting
principle (net of income taxes) per share– diluted	–	–	(0.01)
Net (loss) earnings per share-diluted	$ (0.32)	$ (0.04)	$ 0.34
Weighted average shares outstanding – diluted	49,033	50,477	51,249

Dividends declared per common share	$ 0.34	$ 0.34	$ 0.34

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$ (15,834)	$ (1,825)	$ 17,619
Provision for depreciation, depletion, and amortization	69,468	94,330	57,913
Provision (credit) for losses on accounts receivable	328	(169)	(64)
Gain on sale of assets	(4,304)	(11,300)	(16,434)
Impairment of long-lived assets	21	395	–
Compensation expense for stock-based awards	1,600	979	659
Deferred income taxes	(9,404)	(27,800)	(3,802)
Changes in operating assets and liabilities:
Receivables	13,046	(5,144)	(6,833)
Inventories	(9,663)	13,999	(2,884)
Other assets	(15,225)	(16,876)	(18,256)
Accounts payable and other liabilities	(27,149)	13,857	1,975
Accrued and refundable income taxes	(5,404)	(5,633)	8,089
Net cash (used in) provided by operating activities	(2,520)	54,813	37,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,324)	(30,088)	(23,856)
Proceeds from sale of assets	9,056	14,705	18,860
Net cash used in investing activities	(39,268)	(15,383)	(4,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(66)	(35,081)	(48)
Payments under capital lease obligation	(138)	(131)	(146)
Issuances of commercial paper, net	15,910	–	–
Borrowings under credit agreements, net	37,500	15,000	–
Dividends paid	(16,713)	(17,205)	(17,335)
Proceeds from stock option exercises	–	–	1,503
Excess tax benefit related to share-based compensation	–	35	102
Payments for purchase of company stock	(8,496)	(10,049)	(6,440)
Net cash provided by (used in) financing activities	27,997	(47,431)	(22,364)

Net (decrease) increase in cash and cash equivalents	(13,791)	(8,001)	10,622
Cash and cash equivalents at beginning of year	18,121	26,122	15,500
Cash and cash equivalents at end of year	$ 4,330	$ 18,121	$ 26,122

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$ 9,271	$ 11,345	$ 10,891
Income taxes paid	$ 6,587	$ 11,641	$ 10,377

Noncash investing and financing activities:  A capital lease obligation of $393 was recorded in 2006 when we entered into a new lease agreement for equipment.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Loss	Stock	Equity

Balances December 31, 2005	$173,456	$286,713	$(29,119)	$(120,831)	$310,219
Comprehensive earnings, 2006:
Net earnings		17,619			17,619
Minimum pension liability
(Net of $2,661 deferred tax)			4,527		4,527
Comprehensive earnings, 2006					22,146
Adoption of SFAS 158
(Net of $21,494 deferred tax)			(36,600)		(36,600)
Cash dividends declared		(17,309)			(17,309)
Stock options exercised	(452)			1,955	1,503
Settlement of performance unit grant	(426)			257	(169)
Tax benefit related to stock awards	65				65
Stock-based award compensation	659				659
Purchases of treasury stock				(6,440)	(6,440)

Balances December 31, 2006	173,302	287,023	(61,192)	(125,059)	274,074
Comprehensive earnings, 2007:
Net loss		(1,825)			(1,825)
Retirement and other post-
retirement plans (Net of
$18,482 deferred tax)			34,967		34,967
Comprehensive earnings, 2007					33,142
Adoption of FIN 48		37			37
Cash dividends declared		(17,173)			(17,173)
Settlement of performance unit grant	(366)			236	(130)
Tax benefit related to stock awards	35				35
Stock-based award compensation	979				979
Purchases of treasury stock				(10,049)	(10,049)

Balances December 31, 2007	173,950	268,062	(26,225)	(134,872)	280,915
Comprehensive loss, 2008:
Net loss		(15,834)			(15,834)
Retirement and other post-
retirement plans (Net of
$17,890 deferred tax)			(31,883)		(31,883)
Comprehensive loss, 2008					(47,717)
Adoption of measurement date
provisions of SFAS 158 (Net
of $1,066 deferred tax)		(2,274)	408		(1,866)
Cash dividends declared		(16,715)			(16,715)
Restricted stock grant	(147)			235	88
Settlement of performance unit grant	(499)			359	(140)
Stock-based award compensation	1,512				1,512
Purchases of treasury stock				(8,496)	(8,496)
Balances December 31, 2008	$174,816	$233,239	$(57,700)	$(142,774)	$207,581

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

There were approximately $3.9 million and $13.6 million of cash and cash equivalents on deposit with one bank at December 31, 2008 and 2007, respectively.

Inventories

Pulpwood, finished paper products, and approximately 97% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools decreased cost of sales by $0.5 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively.

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

Our policy is to capitalize interest incurred on debt during the course of projects that exceed one year in construction and $1 million, or projects that exceed $10 million.  Interest capitalized in 2008 totaled $0.2 million.  Interest capitalized in 2007 and 2006 was not significant.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, based on a discounted cash flow analysis.  See Note 2 for a discussion of asset impairment losses recorded in 2008 and 2007.  No impairment losses were recorded in 2006.

Timber and timberlands are stated at net depleted value.  We capitalize the cost of purchasing timberlands and reforestation costs.  Interest and taxes related to timberlands are expensed as incurred.  Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning.  Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years.  Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product.  Depletion is calculated using the block and units-of-production methods.  Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract.  As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block harvested. The cost and related depletion of timberlands sold under our timberland sales program is removed from the accounts, and any resulting gains or losses are included as a component of cost of sales in the Consolidated Statements of Operations.  Timberland sales gains of $6.2 million, $9.6 million, and $17.3 million were included in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Accumulated Other Comprehensive Loss

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $36.4 million and $17.5 million at December 31, 2008 and 2007, respectively.

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

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost.  These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement.  The net costs associated with providing the dispenser system at a discount are recorded in other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement.  There were approximately $37.8 million and $34.3 million recorded in other assets for dispenser systems at December 31, 2008 and 2007, respectively.

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

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million net of any related tax effects ($0.7 million pre-tax), and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.  See Note 8 for a further discussion on stock-based compensation plans.

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

For the years ended December 31, 2008, 2007, and 2006, stock-based grants for 2,258,220, 2,102,810, and 667,944 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2008	2007	2006

Net (loss) earnings	$(15,834)	$ (1,825)	$ 17,619
Basic weighted average common
shares outstanding	49,033	50,477	50,935
Dilutive securities:
Stock compensation plans	–	–	314
Diluted weighted average common
shares outstanding	49,033	50,477	51,249

Net (loss) earnings per share – basic	$ (0.32)	$ (0.04)	$ 0.35
Net (loss) earnings per share – diluted	$ (0.32)	$ (0.04)	$ 0.34

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2008 and 2007, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $2.5 million, $2.6 million, and $2.1 million in 2008, 2007, and 2006, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement date of the funded status of a plan as of the date of the year-end financial statements.  The recognition provisions of SFAS 158 were adopted on December 31, 2006.  We adopted the measurement date provisions on January 1, 2008, which resulted in an increase in our liabilities for defined benefit pension and other post-retirement plans of $2.9 million, an increase in deferred tax assets of $1.0 million, an after-tax increase to accumulated other comprehensive income of $0.4 million, and an after-tax charge to retained earnings of $2.3 million.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  On January 1, 2008, we adopted the provisions of EITF 06-11, which requires that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  The adoption of EITF 06-11 did not have a material impact on the consolidated financial statements.

Note 2  Restructuring and Divestitures

In December 2008, we announced plans to permanently close Printing & Writing’s converting operations at our Appleton, Wisconsin facility.  The operations at the Appleton facility will be reduced in a phased manner beginning in early 2009 and will be permanently closed prior to December 31, 2009.  The closure will result in the elimination of approximately 90 permanent jobs.  The converting equipment at the Appleton facility will be relocated to our remaining Printing & Writing mills, and distribution activities will also be relocated to a centralized location.  The cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2008, includes less than $0.1 million in pre-tax charges for associated closure costs.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs was also less than $0.1 million for the year ended December 31, 2008.  At December 31, 2008, less than $0.1 million was recorded as a current liability for restructuring expenses, consisting of severance and benefit continuation costs. Additional pre-tax closure charges of approximately $3.4 million are expected to be incurred in 2009.

In August 2008, we announced plans to permanently shut down one of the two paper machines at our Specialty Products’ mill in Jay, Maine.  The shutdown was completed in December 2008, and impacted approximately 150 of the 235 employees at the facility.  The cost of sales in the

Consolidated Statements of Operations for the year ended December 31, 2008, includes $7.2 million in pre-tax charges for depreciation on assets and other associated costs of the machine shutdown.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated costs of the machine shutdown was $2.4 million for the year ended December 31, 2008.

The following table sets forth information with respect to the permanent machine shutdown charges:

(all dollar amounts in thousands)	2008

Depreciation on equipment	$ 6,281
Inventory write-down	814
Severance and benefit continuation and other associated costs	2,486

Total	$ 9,581

At December 31, 2008, $0.8 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs. Additional pre-tax charges related to the permanent machine shutdown of approximately $0.1 million are expected to be incurred in 2009.

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc., resulting in a pre-tax gain of $1.2 million, which is included in cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2007.  Subsequent to the sale and closure of the roll wrap operations, asset impairment testing was completed on the remaining net assets, resulting in pre-tax impairment charges of $0.4 million to reduce the carrying values of the remaining net assets to their estimated fair values.  The impairment charges are reflected in cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2007. We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period that expired on July 2, 2008.  The cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2008, includes pre-tax charges of $0.1 million related to additional asset impairment charges and other associated closure costs of the roll wrap operations.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs was $0.5 million and $0.2 million, respectively, for the years ended December 31, 2008 and 2007.  We do not expect to incur any additional pre-tax closure charges related to the sale and closure of our roll wrap operations.

We have retained and intend to sell the real property at the roll wrap production facilities.  At December 31, 2008, both of the facilities used for roll wrap manufacturing met the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the land, buildings, and land improvements less accumulated depreciation for the facilities are classified as net assets held for sale, which are included in other current assets on our Consolidated Balance Sheets.  We continue to sell certain specialty products to our customers that were previously manufactured at these facilities.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire mill. Papermaking operations ceased in December 2007, and the majority of the papermaking assets were abandoned. The closure resulted in the elimination of approximately 300 permanent jobs.  Due to the flexibility of our production platform within the Printing & Writing business segment, as well as shared distribution, sales and marketing, and customer service, we continue to manufacture and sell the same broad line of fine printing and writing paper products at our remaining Printing & Writing facilities. Cost of sales for the years ended December 31, 2008 and 2007, as reflected in the Consolidated Statements of Operations, includes $10.1 million and $38.8 million, respectively, in pre-tax charges for accelerated depreciation, an adjustment of spare parts and mill inventory to net realizable value, and other associated closure costs.  Pre-tax restructuring expense for the year ended December 31, 2008, as reflected in the Consolidated Statements of Operations, includes $13.4 million related to contract termination costs and other associated closure costs.  Pre-tax restructuring expense for the year ended December 31, 2007, as reflected in the Consolidated Statements of Operations, includes $7.1 million related to severance and benefit continuation costs and other associated closure costs.

The following table sets forth information with respect to the Groveton, New Hampshire mill closure charges:

(all dollar amounts in thousands)	2008	2007

Depreciation on abandoned equipment	$ 5,558	$35,134
Inventory and spare parts write-down	335	4,155
Severance and benefit continuation	–	2,982
Contract termination	11,782	–
Other associated costs	5,850	3,605

Total	$23,525	$45,876

Following is a summary of the liabilities for restructuring expenses through December 31, 2008, related to the closure of the Groveton, New Hampshire mill:

	December 31,	Net charges/	December 31,
(all dollar amounts in thousands)	2007	(payments)	2008

Severance and benefit continuation	$2,951	$(2,886)	$ 65
Contract termination	–	10,232	10,232
Other associated costs	110	(110)	–

Total	$3,061	$ 7,236	$10,297

At December 31, 2008, $1.3 million and $9.0 million are included in current liabilities and noncurrent liabilities, respectively. We will continue to make payments related to the contract termination over the original contractual terms.  We do not expect to incur any additional pre-tax closure charges related to the closure of the Groveton, New Hampshire mill.

In July 2005, we announced plans to permanently close the sulfite pulp mill at our Brokaw, Wisconsin, papermaking facility. The pulp mill was closed in November 2005 and the related long-lived assets were abandoned. The closure resulted in the elimination of 57 permanent jobs, or approximately 10% of the facility’s total workforce.  The cost of sales for the year ended December 31, 2006, as reflected in the Consolidated Statements of Operations, includes $0.3 million in pre-tax charges for adjustments of pulp mill inventory to net realizable value.  Pre-tax restructuring expense related to other associated closure costs was $0.2 million for the year ended December 31, 2006.  There were no charges to cost of sales or restructuring expense in the Consolidated Statements of Operations related to the pulp mill closure for the years ended December 31, 2008 and 2007.

Note 3

Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2008	2007
Receivables
Trade	$ 93,327	$ 107,909
Other	4,336	3,257
	97,663	111,166
Less: allowances for doubtful accounts	(923)	(1,052)
	$ 96,740	$ 110,114
Inventories
Raw materials	$ 46,515	$ 37,401
Work in process and finished goods	115,539	115,848
Supplies	7,390	5,204
Inventories at cost	169,444	158,453
LIFO reserve	(51,249)	(49,921)
	$ 118,195	$ 108,532
Property, plant, and equipment
Buildings	$ 122,224	$ 124,465
Machinery and equipment	985,452	983,937
	1,107,676	1,108,402
Less: accumulated depreciation	(748,916)	(713,820)
Net depreciated value	358,760	394,582
Land	6,868	7,386
Timber and timberlands, net of depletion	5,675	5,064
Construction in progress	34,105	6,264
	$ 405,408	$ 413,296
Accrued and other liabilities
Payroll	$ 7,496	$ 14,235
Vacation pay	12,025	12,196
Compensation plans	9,887	2,928
Employee retirement plans	10,718	5,910
Rebates	8,364	12,813
Accrued income taxes	465	1,454
Other	20,979	23,011
	$ 69,934	$ 72,547

Note 4

Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2008	2007

Senior notes with interest from 7.31% to 7.43%,
due between August 31, 2009, and August 31, 2011	$103,500	$103,500
Industrial development bonds due July 1, 2023, with weighted
average interest rate of 2.52% in 2008 and 3.87% in 2007	19,000	19,000
Revolving-credit agreement with financial institutions, with
weighted average interest rate of 4.14% in 2008 and 6.16% in 2007	52,500	15,000
Commercial paper placement agreement, with
weighted average interest rate of 3.39% in 2008	15,910	–
Note payable	195	261
Capitalized leases (see Note 5)	–	138
Subtotal	191,105	137,899
Premium on senior notes	909	1,634
Total debt	192,014	139,533
Less: current maturities of long-term debt	(51)	(175)
Total long-term debt	$191,963	$139,358

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

On August 20, 2008, we amended our existing $125 million unsecured revolving-credit agreement that will expire on July 27, 2011, to increase the aggregate commitments under the revolving-credit agreement to $165 million.  Under the facility, we may elect a base rate which is a fluctuating rate per annum for interest from either domestic or offshore rates plus an applicable rate based upon our consolidated leverage ratio.  In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  We pay the banks a facility fee under this agreement based on quarterly debt/capitalization ratios.  Total facility fees paid under this agreement and previous agreements were $351,000 in 2008, $166,000 in 2007, and $268,000 in 2006.  There were $52.5 million and $15.0 million, respectively, in outstanding borrowings under this agreement at December 31, 2008 and 2007.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for companies having similar creditworthiness, we are required to maintain, under the unsecured revolving-credit agreement and the unsecured private placement note agreement, a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3 to 1, and an adjustable minimum net worth covenant.  The adjustable minimum net worth covenant as of December 31, 2008 was $200.6 million compared to our actual net worth of $207.6 million.  As of December 31, 2008, 2007, and 2006, we were in compliance with all required covenants.  We expect to remain in full compliance with all required covenants through 2009.  Wausau Paper is currently in the process of obtaining an amendment of the adjustable minimum net worth covenant under both the unsecured revolving-credit agreement and the unsecured private placement note agreement.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were $15.9 million in outstanding borrowings under this agreement at December 31, 2008.  There were no outstanding borrowings under this agreement at December 31, 2007.

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

At December 31, 2008, under the $165 million revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper and the $68.5 million of unsecured private placement notes maturing on August 31, 2009.  As a result, we have classified the amounts as long-term on our Consolidated Balance Sheets.

The aggregate annual maturities of long-term debt are as follows:

Annual
(all dollar amounts in thousands)	maturities

2009	$ 68,551
2010	69
2011	103,485
2012	–
2013	–
Thereafter	19,000

Note 5

Lease Commitments

We have various leases for real estate, mobile equipment, and machinery that generally provide for renewal privileges or for purchase at option prices established in the lease agreements.  Property, plant, and equipment included the following amounts for capitalized leases as of December 31:

(all dollar amounts in thousands)	2007

Machinery and equipment	$ 393
Allowance for amortization	(144)
Net value	$ 249

There were no capital leases outstanding at December 31, 2008.  Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

Operating
(all dollar amounts in thousands)	Leases

2009	$ 979
2010	977
2011	967
2012	965
2013	85
Thereafter	–
Total minimum payments	$3,973

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2008	2007	2006

Rent expense	$8,700	$8,809	$8,508

Note 6

Pension and Other Post-retirement Benefit Plans

We sponsor defined benefit pension plans covering substantially all employees.  Retirement benefits for salaried and nonunion employees are based on pay and years of service.  Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service.  The defined benefit pension plans are funded in accordance with federal laws and regulations.

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

As described in Note 1, effective January 1, 2008, we adopted the measurement date provisions of SFAS 158, which requires that we measure plan assets and benefit obligations as of the date of the year end financial statements.  Accordingly, the measurement date for plan assets and obligations for 2008 was December 31.  We historically have used September 30 as our measurement date for our plans.  The adoption of the measurement date provisions resulted in a decrease to retained earnings of $2.3 million, net of tax, and an increase to accumulated other comprehensive income of $0.4 million, net of tax, representing the periodic benefit cost for the period from October 1, 2007, through the year ended December 31, 2007.

The changes in benefit obligations and plan assets at December 31, 2008, and September 30, 2007, are presented in the following schedule.  Due to the adoption of the measurement date provisions of SFAS 158, the changes in benefit obligations and plan assets for the year ended December 31, 2008, include fifteen months of activity.

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at September 30, 2007 and 2006	$ 201,253	$ 196,551	$ 80,840	$ 106,909
Service cost	8,140	7,799	2,321	2,516
Interest cost	15,502	11,026	5,889	5,146
Amendments	1,061	3,374	(6,649)	(20,295)
Net actuarial gain	(3,281)	(7,266)	(100)	(8,538)
Participant contributions	–	–	2,920	2,248
Curtailments	–	–	(1,839)	–
Benefits paid	(14,360)	(10,231)	(8,230)	(7,146)
Benefit obligation at December 31, 2008 and
September 30, 2007	$ 208,315	$ 201,253	$ 75,152	$ 80,840
Change in plan assets:
Fair value at September 30, 2007 and 2006	$ 198,698	$ 164,834	$ –	$ –
Actual (loss) gain	(44,743)	27,700	–	–
Company contributions	10,268	16,395	5,310	4,898
Participant contributions	–	–	2,920	2,248
Benefits paid	(14,360)	(10,231)	(8,230)	(7,146)
Fair value at December 31, 2008 and
September 30, 2007	$ 149,863	$ 198,698	$ –	$ –

For 2008 and 2007, the amendments to retirement benefit plans reflect union negotiated rate increases.  For 2008 and 2007, the amendment to other post-retirement benefit plans is primarily related to cost sharing changes for the non-union and certain union plans.

The funded status and amounts recognized in the Consolidated Balance Sheets at December 31, 2008 and 2007 were:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2008	2007	2008	2007
Net amount recognized:
Funded status	$ (58,452)	$ (2,555)	$ (75,152)	$ (80,840)
Cash contribution subsequent to measurement date	–	3,799	–	841
Curtailment (expense) income	–	(3,111)	–	607
Unrecognized net loss after remeasurement	–	3,056	–	–
Accrued benefit cost at December 31	$ (58,452)	$ 1,189	$ (75,152)	$ (79,392)
Amounts recognized in the Consolidated Balance
Sheets consist of:
Noncurrent assets	$ –	$ 17,953	$ –	$ –
Current liabilities	(6,054)	(567)	(4,600)	(5,280)
Noncurrent liabilities	(52,398)	(16,197)	(70,552)	(74,112)
Net amount recognized at December 31	$ (58,452)	$ 1,189	$ (75,152)	$ (79,392)

For 2008, the curtailment recognized relates to the shutdown of one of the two paper machines at our Specialty Products’ mill in Jay, Maine.  In addition for 2007, the curtailment recognized relates to the closure of Printing & Writing’s Groveton, New Hampshire mill.  See Note 2 for additional information on the paper machine shutdown and the Groveton mill closure.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2008	2007	2008	2007

Prior service cost (credit)	$ 7,676	$ 8,884	$(11,170)	$(11,265)
Net loss	46,684	10,882	14,510	17,724
Net amount recognized at December 31	$ 54,360	$19,766	$ 3,340	$ 6,459

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $207.7 million and $198.9 million at December 31, 2008 and September 30, 2007, respectively.  At December 31, 2008, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.  At September 30, 2007, plan assets exceeded the total accumulated benefit obligation for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target	Percentage of Plan Assets
	Allocations	at Measurement Date
		2008	2007
Asset category
Equity securities	60%	52%	66%
Debt securities	40%	48%	34%
Total	100%	100%	100%

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

Although we do not expect to have a minimum funding requirement for defined benefit pension plans in 2009, we may elect to make contributions of up to $10.8 million directly to pension plans.  We also expect to contribute $4.6 million, net of subsidy reimbursements, directly to other post-retirement plans.  Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Pension	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2009	$17,408	$ 4,843	$ 243
2010	17,338	4,339	270
2011	11,979	4,664	302
2012	13,357	4,893	345
2013	12,915	5,425	375
2014-2018	78,262	31,810	2,324

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the amounts recognized in other comprehensive income are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
(all dollar amounts in thousands)	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$ 6,374	$ 7,799	$ 7,833	$ 1,800	$ 2,516	$ 3,201
Interest cost	12,406	11,026	10,382	4,662	5,146	5,242
Expected return on plan assets	(14,779)	(13,416)	(12,011)	–	–	–
Amortization of:
Prior service cost (benefit)	1,881	2,413	2,156	(3,468)	(3,829)	(3,324)
Actuarial loss	1,952	2,468	3,190	2,017	2,332	1,967
Subtotal	7,834	10,290	11,550	5,011	6,165	7,086
Components charged to restructuring
expense:
Curtailments	505	3,111	–	(1,051)	(607)	–
Total net periodic benefit cost	$ 8,339	$ 13,401	$ 11,550	$ 3,960	$ 5,558	$ 7,086

Recognized in other comprehensive
income (before tax effect):
Net actuarial loss (gain)	$ 59,864	$ (21,496)		$ (100)	$ (8,537)
Prior service cost (credit)	1,061	3,375		(6,829)	(20,295)
Amortization of:
Net actuarial loss	(2,477)	(2,468)		(2,522)	(2,332)
Prior service cost (credit)	(2,880)	(5,524)		4,281	3,829
Total recognized in other
comprehensive income	55,568	(26,113)		(5,170)	(27,335)
Total recognized in net periodic benefit
cost and other comprehensive income	$ 63,907	$ (12,712)		$ (1,210)	$(21,777)

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2009, are charges of $1.8 million and $1.2 million, respectively.  The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ended December 31, 2009, are a credit of $3.5 million and a charge of $1.8 million, respectively.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to
determine benefit obligations at the selected measurement dates:
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to
determine net periodic benefit cost for
year ended December 31:
Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected return on plan assets	8.00%	8.25%	8.25%	n/a	n/a	n/a
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at
at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	9%	9%	9%
Ultimate trend rate	n/a	n/a	n/a	5%	5%	5%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2011	2010	2010

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2008, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$10,712	$(8,986)
Effect on the sum of the service and interest cost components	$ 963	$ (797)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions.  The cost of such plans totaled $3.0 million, $2.8 million, and $2.7 million in 2008, 2007, and 2006, respectively.

We have deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  During 2008, we terminated the deferred-compensation agreements with certain present and past key officers and employees.  We expect to make payments of approximately $8.1 million in 2009 as a result of the termination of the agreements.  The annual cost of the deferred-compensation agreements was $0.9 million for the year ending December 31, 2008, and a credit of $0.4 million for the year ending December 31, 2007.  At December 31, 2008 and 2007, the amounts accrued under the deferred-compensation agreements were $10.1 million and $8.7 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

Note 7

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax credit is the result of changes in the deferred tax asset and liability.

The (credit) provision for income taxes is comprised of the following:

(all dollar amounts in thousands)	2008	2007	2006

Current tax expense (credit):
Federal	$ (1,868)	$ 5,272	$ 11,632
State	436	299	2,993
Total current	(1,432)	5,571	14,625

Deferred tax credit:
Federal	(8,727)	(14,087)	(3,212)
State	(677)	(13,713)	(590)
Total deferred	(9,404)	(27,800)	(3,802)
Total (credit) provision for income taxes	$(10,836)	$(22,229)	$ 10,823

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2008		2007		2006

Federal statutory tax rate	$ (9,334)	(35.0%)	$ (8,419)	(35.0%)	$10,119	35.0%
State taxes (net of federal tax benefits)	(394)	(1.5)	(2,160)	(8.9)	1,729	6.1
State tax benefit due to reorganization	–	–	(11,645)	(48.5)	–	–
Export sales benefit	–	–	–	–	(380)	(1.3)
Other	(1,108)	(4.1)	(5)	–	(645)	(2.3)
Effective tax rate	$(10,836)	(40.6%)	$(22,229)	(92.4%)	$10,823	37.5%

Effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely with our operating structure.  Each segment is now organized as a single member limited liability company and operates as a direct subsidiary of Wausau Paper Corp.  The new structure allowed us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  In 2007, we recorded net state tax benefits of $11.6 million primarily as a result of the reversal of these valuation allowances.  At the end of 2008, $191.8 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2023.  Under the provisions of SFAS No. 109, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

(all dollar amounts in thousands)	2008	2007

Deferred tax assets:
Accrued compensated absences	$ 4,017	$ 4,046
Pensions	13,969	–
Post-retirement benefits	30,582	32,061
State net operating loss carry forward	15,895	16,571
Other	30,104	27,051
Gross deferred tax asset	94,567	79,729
Less valuation allowance	(1,294)	(1,878)
Net deferred tax assets	93,273	77,851
Deferred tax liabilities:
Property, plant, and equipment	(96,445)	(104,166)
Other	(16,623)	(21,745)
Gross deferred tax liability	(113,068)	(125,911)
Net deferred tax liability	$ (19,795)	$ (48,060)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)	2008	2007

Net deferred tax assets	$ 5,793	$ 6,046
Net noncurrent deferred tax liabilities	(25,588)	(54,106)
Net deferred tax liability	$(19,795)	$(48,060)

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

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2008	2007

Balance at January 1	$ 4,942	$ 4,420
Increases related to current year tax positions	–	90
Increases related to tax positions in prior years	37	1,779
Decreases related to tax positions in prior years	(1,557)	(1,347)
Settlements	(1,879)	–
Expiration of statute of limitations	(362)	–

Total	$ 1,181	$ 4,942

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations.  During 2008 and 2007, we accrued potential penalties and interest of approximately $0.2 million and $0.8 million, respectively, related to unrecognized tax benefits.  In total, as of December 31, 2008 and 2007, we have recorded liabilities for potential penalties and interest of approximately $0.5 million and $1.8 million, respectively, which are included in the liabilities for unrecognized tax benefits.  At December 31, 2008, the liability for uncertain tax positions was $1.7 million, with $0.2 million of the liability recorded as a current liability and $1.5 million recorded as a noncurrent liability.  The liability for uncertain tax positions at December 31, 2007, was $6.7 million, with $3.8 million of the liability recorded as a current liability and $2.9 million recorded as a noncurrent liability.

During 2008 we settled an ongoing examination by the Internal Revenue Service (“IRS”) for our 1998 to 2003 tax years.  The examination related to certain research and development credits recorded for these respective tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a decrease of $3.7 million to our total gross liability for unrecognized tax benefits, a credit for income taxes of $1.1 million, and cash paid of $2.2 million.  We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2005, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 8

Stock Compensation Plans

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

Under SFAS 123R, share-based payment awards that are settled in cash continue to be classified as a liability; however, rather than remeasuring the award at the intrinsic value each reporting period, the award is remeasured at its fair value each reporting period until final settlement.  The difference between the liability as previously computed (i.e., intrinsic value) and the fair value of the liability award on January 1, 2006, was $0.4 million net of any related tax effects ($0.7 million pre-tax), and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

Stock Options, Restricted Stock Awards, and Performance Units

We have one stock incentive plan, the “2000 Stock Incentive Plan”, under which awards to grantees are issued.  Under the 2000 Stock Incentive Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 3.6 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2008, there were 1.4 million shares available under the 2000 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2008 and 2007, we recognized approximately $1.6 million and $1.0 million, respectively, in share-based compensation expense which included fixed option grants, restricted stock grants, and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $0.5 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.7 years.

Options

Non-qualified stock options are granted for terms up to 10 years from the grant date. The option price is equal to the fair market value of Wausau Paper common stock at the date of grant for incentive and non-qualified options.  Fixed option grant agreements define service condition vesting requirements and other transferability restrictions on a grant-by-grant basis, and performance-based options vest in relation to defined performance.

The following table summarizes the status of all outstanding stock options as of December 31, 2008, 2007, and 2006, and changes during those years:

		2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	2008	Exercise	2007	Exercise	2006	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	2,001,624	$12.16	1,939,624	$12.30	2,489,842	$12.32
Granted	382,669	8.07	509,102	14.45	106,000	14.03
Terminated/canceled	(386,669)	8.32	(447,102)	15.42	(509,218)	13.35
Exercised	–	–	–	–	(147,000)	10.23
Outstanding at December 31	1,997,624	$12.12	2,001,624	$12.16	1,939,624	$12.30
Exercisable at December 31	1,924,292	$12.19	1,881,624	$12.09	1,839,624	$12.36
Fair value of options granted during the year		$ 1.91		$ 4.83		$ 3.97

The preceding table includes performance-based options that vest in relation to achieving defined performance criteria. The following table summarizes the status of outstanding performance-based stock options as of December 31, 2008, 2007, and 2006, and changes during those years:

		2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	2008	Exercise	2007	Exercise	2006	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	66,000	$10.74	66,000	$10.74	456,218	$12.08
Granted	346,669	8.04	413,102	15.17	–	–
Terminated/canceled	(346,669)	8.04	(413,102)	15.17	(378,218)	9.18
Exercised	–	–	–	–	(12,000)	10.71
Outstanding at December 31	66,000	$10.74	66,000	$10.74	66,000	$10.74
Exercisable at December 31	66,000	$10.74	66,000	$10.74	66,000	$10.74

As a result of not achieving certain operating profit levels for the years ended December 31, 2008, 2007, and 2006, no compensation expense was recorded for performance-based option grants.

Additional information regarding all grants outstanding and exercisable at December 31, 2008, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$7.77 – $11.55	961,313	10.09	$9.36	912,981	$9.36
$12.36 – $18.50	1,036,311	8.92	14.68	1,011,311	14.70
Total	1,997,624			1,924,292
Aggregate intrinsic value	$2,005			$1,898

For the year ended December 31, 2008, we estimated the fair value of each option on the date of grant using the binomial tree model and the following weighted average assumptions:

Average risk-free interest rate	3.68%
Expected dividend yield	3.64%
Expected volatility	33.00%
Expected term (years)	5.3

The average risk-free rate is determined on the grant date using the yield on zero-coupon U.S. Treasury strips.  The rate is duration-matched to the term of the option, which may entail an extrapolation of the rate.  The expected dividend yield is calculated using the ten year historical yield of Wausau Paper’s dividends.  The expected volatility assumption is based on a 10 percent weighting factor for implied volatilities of comparable exchange traded-options and a 90 percent weighting factor of the monthly average historical volatilities of Wausau Paper common stock over the expected life of the award.  The expected term of the options is calculated using the remaining contractual lives of the grants and expected exercise and expected termination behavior based upon historical data for Wausau Paper.

The table below presents stock option exercise and vesting activity for the years ended December 31, 2008, 2007 and 2006:

	Year Ended
	December 31,
(all dollar amounts in thousands)	2008	2007	2006

Total intrinsic value of stock options exercised	$ –	$ –	$ 551
Cash received from stock option exercises	–	–	1,503
Income tax benefit from the exercise of stock options	–	–	102
Total fair value of stock options vested during period	246	182	156

Restricted Stock

On January 7, 2008, we granted 18,000 shares of restricted stock.  The 18,000 shares were valued based upon the closing price of Wausau Paper’s common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.  In accordance with the grant, 6,000 shares of restricted stock became vested on December 31, 2008.  The remaining shares vest in two equal installments of 6,000 shares on December 31, 2009 and 2010, respectively.  There were no issuances of restricted stock during the years ended December 31, 2007 or 2006.  Total compensation expense recognized for restricted stock was $0.1 million for the year ended December 31, 2008.

Performance Units

Under the 2000 Stock Incentive Plan, we may grant performance units that may vest in relation to (1) achieving certain operating profit levels and (2) completion of a service requirement.  Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned are paid out in whole shares of Wausau Paper’s common stock, with fractional shares paid in cash.  Prior to vesting, no shares are issued and performance units have no voting rights.  Effective January 1, 2006, compensation expense is determined based upon the closing sales price of our common stock on the date of the award and is recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If it is improbable that the performance condition will be met, no compensation cost is recognized.  Service condition vesting ranges from zero to two years.

The following table summarizes the activity relating to performance unit grants:

	2008	2007	2006

Outstanding at January 1 (number of units)	81,233	66,465	90,529
Granted	311,290	48,317	12,269
Terminated	(122,419)	(1,394)	(5,676)
Settled	(42,201)	(32,155)	(30,657)
Outstanding at December 31 (number of units)	227,903	81,233	66,465

The aggregate intrinsic value of performance units outstanding at December 31, 2008, was approximately $2.6 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $1.3 million in 2008, $0.6 million in 2007, and $0.5 million in 2006.

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2008	2007	2006

Outstanding at January 1 (number of shares)	253,797	253,797	253,797
Terminated	–	–	–
Exercised	(176,184)	–	–
Outstanding and exercisable at December 31
(number of shares)	77,613	253,797	253,797
Price range of outstanding and exercisable rights:
$6.26 – $9.58	67,613	243,797	243,797
$17.16	10,000	10,000	10,000

For the year ended December 31, 2008, $1.2 million was paid to three participants in settlement of outstanding stock appreciation rights.  At December 31, 2008, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $6.26 and $9.58 was 2.5 years, and with an exercise price of $17.16 was 10 years.

Dividend Equivalents

We maintain a Dividend Equivalent Plan.  Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the dividend equivalent grant.  The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Wausau Paper stock.  All of the outstanding dividend equivalents were fully vested as of January 1, 2006.

The following table summarizes the activity relating to our dividend equivalent plan:

	2008	2007	2006

Outstanding at January 1 (number of shares)	151,750	151,750	154,750
Exercised	–	–	(3,000)
Outstanding and exercisable at December 31
(number of shares)	151,750	151,750	151,750

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

(all dollar amounts in thousands)	2008	2007	2006

Stock appreciation rights	$ (108)	$(1,750)	$ 866
Dividend equivalents	202	(224)	164
Total	$ 94	$(1,974)	$1,030

Note 9

Commitments and Contingencies

Litigation and Other Claims

We may be involved from time to time in various legal and administrative proceedings or be subject to various claims in the normal course of its business.  Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

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

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.6 million and $5.8 million at December 31, 2008 and 2007, respectively.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2008, 2007, and 2006, respectively.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2008, we were committed to spend approximately $23.0 million on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities.  We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2009 and 2019.  At December 31, 2008, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of fuel oil, natural gas, coal, paper, and certain raw materials.  These obligations expire between 2009 and 2011.  We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Note 10

Preferred Share Purchase Rights Plan

We maintain a rights plan under which one preferred share purchase right is issued for each outstanding share of common stock.  Each right entitles its holder to purchase 1 one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment.  The rights will become exercisable only if a person or group (with certain exceptions) acquires beneficial ownership of 15% or more of the outstanding common stock (an “Acquiring Person”).  Once exercisable, each holder of a right, other than the Acquiring Person, will thereafter have the right to receive common stock having a market value of two times the exercise price of the right.  Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, will have the right to receive (in lieu of preferred shares) our common stock (or a successor company) that has a market value of two times the exercise price of the right.  Until exercisable, the rights will not be issued or traded in separate form from the common stock.  After any person or group becomes an Acquiring Person, and prior to the acquisition by the Acquiring Person of 50% or more of the common stock, we may exchange the rights, other than rights owned by the Acquiring Person, at an exchange ratio of one share per right (subject to adjustment).  At any time prior to any person or group becoming an Acquiring Person, we may redeem the rights at a price of $0.01 per right.  The expiration date of the rights plan is October 31, 2018.

Note 11

Financial Instruments

Financial instruments consisted of the following:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable, Accounts Payable, and Accrued Liabilities

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

Long-Term Debt

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities.  At December 31, 2008 and 2007, the estimated fair value of the long-term debt exceeded the carrying value by approximately $0.2 million and $4.7 million, respectively.

Interest Rate Agreement

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates.  Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates.  During 2001, the interest rate agreements were terminated.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.  Debt premium amortization reduced interest expense by approximately $0.7 million for the years ended December 31, 2008, 2007, and 2006.

Note 12 Segment Data

Factors Used to Identify Reportable Segments

Our operations are classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products From Which Revenue Is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander, Wisconsin; Mosinee, Wisconsin; and Jay, Maine.  Specialty Products also includes two converting facilities that produce laminated roll wrap and related specialty finishing and packaging products.    For additional information on the sale of the roll wrap portion of the Specialty Products’ business, please see Note 2.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; and Brainerd, Minnesota.  The Printing & Writing 2007 and 2006 segment information also includes a manufacturing facility in Groveton, New Hampshire, which ceased papermaking operations in December 2007.  Please see Note 2 for additional information on the closure of the Groveton, New Hampshire mill.  Printing & Writing also includes a converting facility which converts printing and writing grades.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

During 2008, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, two customers accounted for approximately 29% of Printing & Writing net sales and one customer accounted for approximately 13% of Towel & Tissue net sales, while no single customer of the Specialty Products’ business segment comprised 10% or more of the respective segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2008	2007	2006

Net sales external customers:
Specialty Products	$ 481,390	$ 488,343	$ 468,866
Printing & Writing	376,963	444,516	431,022
Towel & Tissue	333,411	307,579	288,290
	$1,191,764	$1,240,438	$1,188,178

Operating (loss) profit:
Specialty Products	$ (11,609)	$ 4,433	$ 4,412
Printing & Writing	(26,983)	(57,415)	(10,975)
Towel & Tissue	32,793	43,032	44,621
Corporate and eliminations	(10,955)	(3,817)	1,439
	$ (16,754)	$ (13,767)	$ 39,497

Segment assets:
Specialty Products	$ 279,354	$ 305,083
Printing & Writing	180,221	205,349
Towel & Tissue	210,977	178,214
Corporate and unallocated	40,298	55,551
	$ 710,850	$ 744,197

Other Significant Items

	Depreciation,	Expenditures
(all dollar amounts in thousands)	Depletion, and	for Long–Lived
	Amortization	Assets

2008
Specialty Products	$27,404	$11,824
Printing & Writing	13,963	11,998
Towel & Tissue	27,278	18,891
Corporate and unallocated	823	5,611
	$69,468	$48,324

2007
Specialty Products	$22,857	$10,773
Printing & Writing	46,684	11,405
Towel & Tissue	24,110	6,515
Corporate and unallocated	679	1,395
	$94,330	$30,088

2006
Specialty Products	$23,052	$13,305
Printing & Writing	12,382	6,505
Towel & Tissue	21,533	3,152
Corporate and unallocated	946	894
	$57,913	$23,856

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2008	2007	2006

United States	$1,087,155	$1,143,303	$1,099,165
All foreign countries	104,609	97,135	89,013
	$1,191,764	$1,240,438	$1,188,178

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Annual

2008*
Net sales	$298,718	$305,211	$312,162	$275,673	$1,191,764
Gross profit	13,935	21,769	29,573	23,411	88,688
Operating (loss) profit	(8,166)	(12,754)	4,667	(501)	(16,754)
Net (loss) earnings	(6,806)	(9,580)	2,329	(1,777)	(15,834)
Net (loss) earnings per share basic and diluted	$ (0.14)	$ (0.20)	$ 0.05	$ (0.04)	$ (0.32)

2007**
Net sales	$299,393	$317,235	$319,342	$304,468	$1,240,438
Gross profit (loss)	28,086	32,005	33,026	(15,418)	77,699
Operating profit (loss)	7,284	10,627	11,956	(43,634)	(13,767)
Net earnings (loss)	14,965	4,753	6,079	(27,622)	(1,825)
Net earnings (loss) per share basic and diluted	$ 0.29	$ 0.09	$ 0.12	$ (0.55)	$ (0.04)

2006
Net sales	$283,663	$297,286	$306,699	$300,530	$1,188,178
Gross profit	23,606	28,498	35,978	34,336	122,418
Operating profit	2,498	8,686	14,193	14,120	39,497
Net earnings (loss)	(536)	3,688	7,188	7,279	17,619
Net earnings (loss) per share - basic	$ (0.01)	$ 0.07	$ 0.14	$ 0.14	$ 0.35
Net earnings (loss) per share - diluted	$ (0.01)	$ 0.07	$ 0.14	$ 0.14	$ 0.34

* In 2008, the first, second, third, and fourth quarters include after-tax expense of $5.0 million ($7.9 million pre-tax) or $0.10 per share, $8.8 million ($13.9 million pre-tax) or $0.18 per share, $3.9 million ($6.2 million pre-tax) or $0.08 per share, and $3.6 million ($5.8 million pre-tax) or $0.07 per share, respectively, related to closure costs and restructuring expenses as a result of the closure of Printing & Writing’s Groveton, New Hampshire mill, the sale and closure of Specialty Products’ roll wrap operations, the permanent shutdown of a paper machine at Specialty Products’ Jay, Maine mill, and the ceasing of converting operations at Printing & Writing’s Appleton, Wisconsin facility.  Also in 2008, the third quarter includes income tax benefits of $0.9 million or $0.02 per share, related to the settlement of a Federal tax audit.

** In 2007, the first quarter includes state income tax benefits of $12.0 million or $0.24 per share and the second quarter includes state income tax charges of $0.4 million of $0.01 per share, primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries due to the reorganization of various subsidiaries which comprised our operating segments to align more closely to our operating structure.  Also in 2007, the fourth quarter includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share, related to closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire mill

Market Prices For Common Shares (Unaudited)

	2008			2007			2006
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$10.12	$6.97	$0.085	$15.60	$13.57	$0.085	$14.35	$11.36	$0.085
2nd	9.74	7.30	0.085	15.58	12.73	0.085	15.33	11.20	0.085
3rd	10.90	7.08	0.085	13.66	8.56	0.085	13.93	11.50	0.085
4th	11.70	6.51	0.085	12.12	8.60	0.085	15.48	13.07	0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.
Mosinee, WI

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 13, 2009 (which report on the Company’s consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of the recognition provision of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Pension and Other Postretirement Benefit Plans (“SFAS 158”), on December 31, 2006, the measurement date provision of SFAS 158 on January 1, 2008, and Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006).  Our audits also included the consolidated financial statement schedule of the Company listed in Item 8.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Milwaukee, WI
March 13, 2009

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2005	$1,661	$ 10,927
Charges (credits) to cost and expense	(64)	1,358
Deductions	(236)	(18)
Balance December 31, 2006	1,361	12,267
Charges (credits) to cost and expense	(235)	629
Deductions	(74)	(11,018)
Balance December 31, 2007	1,052	1,878
Charges to cost and expense	331	664
Deductions	(460)	(1,248)
Balance December 31, 2008	$ 923	$ 1,294

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2009 annual meeting of shareholders (the “2009 Proxy Statement”) under the subcaption “Election of Directors – Election Procedures, Nominees, and Board Recommendation.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit.  Each of these codes is available at “Investors – Corporate Governance” on the Company’s website (wausaupaper.com).  Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption.  In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose such amendment or waiver at the website address where the code may also be found.

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

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 26 years of experience in commercial banking and, for the last 13 years, has managed the investment portfolios of the private foundation he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April, 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Election of Directors –Director Compensation for 2008.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2009 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)(2)	rights(1) (2) (3)	reflected in column (a))(1) (2)
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	2,109,327	$12.12	1,370,644

Equity compensation plans
not approved by security
holders	–	n/a	–

Total	2,109,327	$12.12	1,370,644

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

(3) The exercise price calculation is based only on outstanding options to purchase 1,881,424 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2008 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Corporate Governance – Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2009 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters – Independent Auditor and Fees,” and “Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

(1)

The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2008 and 2007

(ii)

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006

(iii)

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

(iv)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006

(v)

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)

Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007, and 2006 (page 77)

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

Exhibit

Number

Description

3.1

Restated Articles of Incorporation, as amended May 12, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 2005)

3.2

Restated Bylaws, as last amended October 17, 2008 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated October 17, 2008)

4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998)

4.2

First Amendment dated August 22, 2000, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A/A, filed on December 19, 2000)

4.3

Second Amendment dated October 17, 2008, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(b) to Amendment No. 2 to Registration Statement on Form 8-A, filed on October 20, 2008)

4.4

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A, filed on October 29, 1998)

4.5

$138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

4.6

Amendment No. 1, dated June 28, 2005, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 28, 2005)

4.7

Amendment No. 2, dated as of December 21, 2006, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2006)

4.8

Amendment No. 3, dated as of October 19, 2007, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 19, 2007)

4.9

$125,000,000 Credit Agreement dated as of July 27, 2006, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris N.A., Wells Fargo Bank, N. A., and Northwest Farm Credit Services, PCA (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated July 27, 2006)

4.10

First Amendment, dated as of December 21, 2006, to $125,000,000 Credit Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2006)

4.11

Second Amendment, dated as of October 19, 2007, to $125,000,000 Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated October 19, 2007)

4.12

Third Amendment, dated as of August 20, 2008, to $125,000,000 Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 20, 2008)

4.13

Indenture of Trust dated July 1, 1995, relating to $19,000,000 in Series 1995 variable rate industrial revenue bonds (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.1

Supplemental Retirement Plan, as last amended effective June 12, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)*

10.2

2008 Supplemental Retirement Plan dated June 12, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)*

10.3

1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.4

1990 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.5

Deferred Compensation Agreement dated March 2, 1990, as last amended December 17, 2008*

10.6

1991 Employee Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.7

1991 Dividend Equivalent Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.8

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008*

10.9

Directors’ Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.10

Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*

10.11

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.12

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.13

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008*

10.14

Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.15

2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.16

Executive Deferred Compensation Plan as last amended December 17, 2008*

10.17

2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.18

2005 Executive Deferred Compensation Plan as last amended December 17, 2008*

10.19

Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2004)*

10.20

Standard Form of Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*

10.21

Standard Form of Non-Qualified Performance Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)*

10.22

Standard Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)*

10.23

Standard Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)*

10.24

Board of Directors Compensation Policy dated December 19, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 19, 2007)*

10.25

Form of Grant of Performance Units Pursuant to Director Compensation Policy (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 16, 2005)*

10.26

2008 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 19, 2007)*

10.27

2008 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 19, 2007)*

10.28

2009 Equity Incentive Compensation Plan*

10.29

2009 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 5, 2009)*

21.1

Subsidiaries of Wausau Paper (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

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

WAUSAU PAPER CORP.

March 16, 2009	SCOTT P. DOESCHER
Scott P. Doescher
Senior Vice President – Finance,
Secretary and Treasurer

(On behalf of the Registrant and as Principal

Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2009

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

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2008

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 10.5

Deferred Compensation Agreement dated March 2, 1990, as last amended December 17, 2008

Exhibit 10.8

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008

Exhibit 10.13

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008

Exhibit 10.16

Executive Deferred Compensation Plan as last amended December 17, 2008

Exhibit 10.18

2005 Executive Deferred Compensation Plan as last amended December 17, 2008

Exhibit 10.28

2009 Equity Incentive Compensation Plan

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