Form 10-Q
period 2009-03-31
WAUSAU PAPER CORP.
filed 2009-05-11
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer                   ☒

Non-accelerated filer    ☐

Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of common shares outstanding at April 30, 2009 was 48,918,405.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations,
	Three Months Ended March 31, 2009 (unaudited)
	and March 31, 2008 (unaudited)	1

	Condensed Consolidated Balance Sheets,
	March 31, 2009 (unaudited) and December 31, 2008
	(derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows,
	Three Months Ended March 31, 2009 (unaudited)
	and March 31, 2008 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-11

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2009	2008

Net sales	$ 238,771	$ 298,718
Cost of sales	218,523	284,783
Gross profit	20,248	13,935

Selling and administrative	19,031	20,955
Restructuring	789	1,146
Operating profit (loss)	428	(8,166)

Interest expense	(2,659)	(2,821)
Other income, net	66	184
Loss before income taxes	(2,165)	(10,803)

Credit for income taxes	(812)	(3,997)

Net loss	$ (1,353)	$ (6,806)

Net loss per share – basic and diluted	$ (0.03)	$ (0.14)

Weighted average shares outstanding – basic and diluted	48,810	49,559

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	March 31,	December 31,
	2009	2008
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 11,638	$ 4,330
Receivables, net	98,056	96,740
Refundable income taxes	5,023	5,510
Inventories	121,336	118,195
Deferred income taxes	5,067	5,793
Spare parts	26,900	27,375
Other current assets	6,065	4,619
Total current assets	274,085	262,562

Property, plant, and equipment – net	410,032	405,408
Other assets	43,442	42,880

Total Assets	$ 727,559	$ 710,850

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 16,044	$ 51
Accounts payable	75,019	73,747
Accrued and other liabilities	66,772	69,934
Total current liabilities	157,835	143,732

Long-term debt	200,168	191,963
Deferred income taxes	22,926	25,588
Post-retirement benefits	68,935	70,552
Pension	38,382	38,901
Other noncurrent liabilities	31,613	32,533
Total liabilities	519,859	503,269

Stockholders’ equity	207,700	207,581

Total Liabilities and Stockholders’ Equity	$ 727,559	$ 710,850

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2009	2008

Net cash provided by (used in) operating activities	$ 7,489	$ (4,699)

Cash flows from investing activities:
Capital expenditures	(20,813)	(6,944)
Proceeds from property, plant, and equipment disposals	403	1,736

Net cash used in investing activities	(20,410)	(5,208)

Cash flows from financing activities:
Issuances of commercial paper, net	2,380	12,500
Borrowings under credit agreements, net	22,000	–
Payments under capital lease obligation and notes payable	–	(45)
Dividends paid	(4,151)	(4,235)
Payments for purchase of company stock	–	(4,494)

Net cash provided by financing activities	20,229	3,726

Net increase (decrease) in cash and cash equivalents	7,308	(6,181)
Cash and cash equivalents, beginning of period	4,330	18,121

Cash and cash equivalents, end of period	$ 11,638	$ 11,940

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.

Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2008, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.

Restructuring and Divestitures

In August 2008, we announced plans to permanently shut down one of the two paper machines at our Specialty Products’ mill in Jay, Maine.  The shutdown of this machine was completed in December 2008.  In March 2009, we announced further plans to permanently shut down the remaining paper machine and all operations at the Jay, Maine mill.  The operations of the mill are expected to cease by May 31, 2009.  The cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, includes $3.3 million in pre-tax charges for accelerated depreciation on assets and other associated closure costs, primarily due to the planned shutdown of the mill.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, includes $0.5 million related to severance and benefit continuation costs primarily related to the shutdown of the mill for the three months ended March 31, 2009.  At March 31, 2009, approximately $0.3 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $21.1 million, primarily related to accelerated depreciation on assets and severance and benefit continuation costs, are anticipated to be incurred during the remainder of 2009.

In September 2008, we announced plans to permanently close Printing & Writing’s converting operations at our Appleton, Wisconsin facility.  The operations at the Appleton facility are being reduced in a phased manner and are expected to be permanently closed prior to December 31, 2009.  The converting equipment at the Appleton facility is being relocated to our other Printing & Writing mills.  The cost of sales, as reflected in the Condensed Consolidated Statements of Operations, includes $0.4 million in pre-tax charges in related closure costs for the three months ended March 31, 2009.  Restructuring expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, includes $0.2 million in pre-tax charges related to severance and benefit continuation costs.  At March 31, 2009, approximately $0.2 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $2.7 million, primarily related to equipment relocation and outside converting costs, are anticipated to be incurred during the remainder of 2009.

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc.  We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period that expired on July 2, 2008.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, includes $0.3 million related to severance and benefit continuation costs and other associated closure costs for the three months ended March 31, 2008.  We have retained and intend to sell the real property at the roll wrap production facilities.  At March 31, 2009, the facilities met the classification requirements of net assets held for sale as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the land, buildings, and land improvements less accumulated depreciation are classified as net assets held for sale, which are included in other current assets on the Condensed Consolidated Balance Sheets.  No significant costs related to the sale and closure of the roll wrap business have been or are expected to occur in 2009.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire mill. The papermaking operations permanently ceased during December 2007.  The cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008, includes $6.8 million in pre-tax charges for accelerated depreciation on assets and other associated closure costs.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, includes $0.1 million and $0.8 million related to other associated closure costs for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, we have recorded a current liability and long-term liability for restructuring expenses of $1.5 million and $8.8 million, respectively, consisting of contract termination costs. We will continue to make payments related to the contract over the contractual term.  No significant additional closure charges related to the closure of the Groveton mill are anticipated during the remainder of 2009.

Note 3.

Income Taxes

We have adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.

At March 31, 2009, we have recorded a gross liability for unrecognized tax benefits of $1.3 million, all of which would impact our effective tax rate if recognized.  There was no material change in the amount or components of the gross liability for unrecognized tax benefits from those recorded at December 31, 2008.  We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Condensed Consolidated Statements of Operations.  At March 31, 2009, we have recorded a liability for potential interest and penalties of approximately $0.5 million, which is included in the liability for uncertain tax positions.  The total liability for uncertain tax positions at March 31, 2009, was $1.8 million, with $0.3 million of the liability recorded as a current liability and $1.5 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2005, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 4.

Earnings Per Share

Due to the net losses reported in the three months ended March 31, 2009 and 2008, there are no dilutive securities from our stock-based compensation plans as stock-based grants for 2,600,540 and 2,135,543 shares, respectively, are considered to be antidilutive.  Hence, there are no items that require reconciliation in the comparison of basic and diluted earnings per share.

Note 5.

Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2009	2008

Trade	$ 93,900	$ 93,327
Other	5,206	4,336
	99,106	97,663
Less: allowances for doubtful accounts	(1,050)	(923)

	$ 98,056	$ 96,740

Note 6.

Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2009	2008

Raw materials	$ 38,716	$ 46,515
Work in process and finished goods	120,457	115,539
Supplies	6,950	7,390
Inventories at cost	166,123	169,444
Less: LIFO reserve	(44,787)	(51,249)

	$ 121,336	$ 118,195

Note 7.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $752.3 million as of March 31, 2009, and $748.9 million as of December 31, 2008.  The provision for depreciation, amortization, and depletion was $15.6 million and $19.8 million for the three months ended March 31, 2009 and 2008, respectively.

Included in cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, were net gains on sales of property, plant, and equipment of $0.1 million, including an insignificant amount of gains on sales of timberlands.  Included in cost of sales for the three months ended March 31, 2008, were net gains on sales of property, plant, and equipment of $1.7 million, including gains of sales of timberlands of $2.0 million.

Note 8.

Debt

A summary of total debt is as follows:

(all dollar amounts in thousands)	March 31, 2009	December 31, 2008

Unsecured private placement notes	$ 103,500	$ 103,500
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	74,500	52,500
Commercial paper placement agreement	18,290	15,910
Note payable	195	195
Subtotal	215,485	191,105
Premium on unsecured private placement notes	727	909
Total debt	216,212	192,014
Less: current maturities of long-term debt	(16,044)	(51)
Total long-term debt	$ 200,168	$ 191,963

On March 27, 2009, we amended our existing $165 million unsecured revolving-credit and the $103.5 million of unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At March 31, 2009, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2009.

At March 31, 2009, the amount of commercial paper outstanding and $52.5 million of the total $68.5 million unsecured private placement notes maturing on August 31, 2009 were classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance that portion of the maturing notes on a long-term basis under the revolving-credit agreement.  The remaining $16.0 million of unsecured private placement notes maturing on August 31, 2009, was included in current maturities of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2009.

Note 9.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Service cost	$ 1,401	$ 1,594	$ 362	$ 450
Interest cost	3,108	3,101	1,145	1,166
Expected return on plan assets	(3,757)	(3,695)	–	–
Amortization of:
Prior service cost (benefit)	499	470	(873)	(867)
Actuarial loss	295	488	453	504
Settlements	207	–	–	–

Net periodic benefit cost	$ 1,753	$ 1,958	$ 1,087	$ 1,253

We previously disclosed in our consolidated financial statements for the year ended December 31, 2008, that although we do not have a minimum funding requirement for defined benefit pension plans in 2009, we may elect to make contributions of up to $10.8 million directly to pension plans.  As of March 31, 2009, we have made payments of approximately $1.1 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.6 million directly to other post-retirement plans in 2009.  As of March 31, 2009, we have contributed approximately $1.4 million to our other post-retirement plans.

Note 10.

Share-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2009 and March 31, 2008, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $1.3 million and $0.3 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $2.3 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.9 years.

During the three months ended March 31, 2009, we granted 125,000 fixed stock options with an average exercise price of $11.44.  Also, as a component of the director compensation policy, we awarded 14,298 of performance units during the first quarter of 2009.

During the first quarter of 2009, we granted 66,000 shares of restricted stock.  The 66,000 shares were valued based upon the closing price of Wausau Paper’s common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock awards on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.  Total compensation expense recognized for restricted stock was $0.4 million for the three months ended March 31, 2009.

On an annual basis, we generally grant performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first quarter of 2009, we granted 213,937 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2009.  During the three months ended March 31, 2009, we have recognized approximately $0.2 million in share-based compensation expense related to the performance-based awards for 2009, as it is probable a portion of the awards will vest as performance criteria are met.

In addition, during the first quarter of 2009, we granted 69,869 performance unit awards as part of a retention-based compensation award to certain employees of Wausau Paper.  The vesting of these performance unit awards is subject to the completion of a service requirement.  Compensation expense is recognized for these awards on a straight-line basis over the requisite service period of each award.  During the three months ended March 31, 2009, we have recognized approximately $0.3 million in share-based compensation expense related to these performance unit awards.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three months ended March 31, 2009 and 2008, we recognized credits of approximately $0.9 million and $0.3 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 11.

Interim Segment Information

Factors Used to Identify Reportable Segments

Our operations are classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products from which Revenue is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander and Mosinee, Wisconsin.  Operations at Specialty Products’ Jay, Maine mill will permanently cease by May 31, 2009.  In 2008, Specialty Products also included two converting facilities that produced laminated roll wrap and related specialty finishing and packaging products.    For additional information on the closure of the Jay, Maine mill and the sale of the roll wrap portion of the Specialty Products’ business, please see Note 2 to the Condensed Consolidated Financial Statements.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; and Brainerd, Minnesota.  Printing & Writing also includes a converting facility which converts printing and writing grades.  The converting facility will be permanently closed by December 31, 2009.  For additional information on the closure of the converting facility, please see Note 2 to the Condensed Consolidated Financial Statements.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2009	2008

Net sales external customers:
Specialty Products	$ 85,408	$ 126,195
Printing & Writing	79,586	97,929
Towel & Tissue	73,777	74,594

	$ 238,771	$ 298,718

Operating profit (loss):
Specialty Products	$ (3,543)	$ (361)
Printing & Writing	309	(12,484)
Towel & Tissue	7,280	6,094
Corporate & eliminations	(3,618)	(1,415)

	$ 428	$ (8,166)

	March 31,	December 31,
	2009	2008

Segment assets:
Specialty Products	$ 269,264	$ 279,354
Printing & Writing	189,412	180,221
Towel & Tissue	222,194	210,977
Corporate & Unallocated*	46,689	40,298

	$ 727,559	$ 710,850

*

Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2008, for our accounting policies and other disclosures which are pertinent to these statements.

Operations Review

Overview

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands)	2009	2008

Net sales	$ 238,771	$ 298,718
Net loss	(1,353)	(6,806)

For the first quarter of 2009, we reported a net loss of $1.4 million, or $0.03 per share, compared to a prior year net loss of $6.8 million, or $0.14 per share.  Net sales and product shipments both decreased in the three months ended March 31, 2009, as compared to the same period in 2008, due to continuing demand weakness in several market categories and anticipated volume reductions resulting from facility closures.  Though hampered by these continued weak economic and market conditions, comparing the first three months of 2009 to first three months of 2008, all three of our business segments reported operating profit improvement, excluding one-time charges associated with facility closures and capital-related expenses.  During the first quarter of 2009 we have taken appropriate actions to conserve cash, further reduce costs, and limit capital spending.  These actions included the suspension of cash dividends, which will result in cash savings of more than $16 million annually, the closure of Specialty Products’ Jay, Maine mill, and a reduction of operating costs through a series of workforce, capital spending, and working capital initiatives.  We continued to pursue our core business strategies during the first quarter of 2009, focusing on strategic markets, product innovation, benchmark customer service, and operational excellence.  For additional information on the facility closures, please refer to “Note 2-Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
Specialty Products	March 31,
(all dollar amounts in thousands)	2009	2008

Net sales	$ 85,408	$ 126,195
Operating loss	(3,543)	(361)

Specialty Products’ financial performance in the first quarter of 2009 was negatively impacted by continued declines in demand in virtually all market segments, but was favorably impacted by a decline in input costs.  In response to market demand weakness, we reduced production capacity by approximately 10 percent during the quarter and announced the closure of our paper mill in Jay, Maine.  Operations at the Jay, Maine mill will cease in the second quarter of 2009.  The planned closure of the Jay, Maine mill negatively impacted operating profits by approximately $3.8 million during the three months ended March 31, 2009.  Additional information on the closure of the Jay, Maine mill is available in “Note 2-Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
Printing & Writing	March 31,
(all dollar amounts in thousands)	2009	2008

Net sales	$ 79,586	$ 97,929
Operating profit (loss)	309	(12,484)

Printing & Writing’s financial performance in the first quarter of 2009 was negatively impacted by an estimated 16 percent decline in demand for uncoated freesheet papers, which resulted in our decision to incur market-related downtime equal to 10 percent of the business unit’s production capacity.  However, during the same period, Printing & Writing was favorably impacted by a decline in input costs.  We also continued to execute against the profit recovery plan announced in October 2007.  As part of that plan, in late 2008 we announced the implementation of a converting and distribution initiative, which included the permanent closure of the converting facility in Appleton, Wisconsin.  The Appleton facility will be closed prior to December 31, 2009, and the converting equipment is being relocated to our other Printing & Writing mills.  The planned closure of the Appleton, Wisconsin facility negatively impacted operating profits by approximately $0.6 million during the three months ended March 31, 2009.  Additional information on the closure of the Appleton, Wisconsin facility is available in “Note 2-Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial

Statements.  In addition, the converting and distribution initiative also includes the relocation of distribution activities to a distribution hub in Bedford Park, Illinois.  There were $0.6 million of expenses incurred in the first quarter of 2009 associated with the start-up of the Bedford Park distribution center.  The converting and distribution initiative is expected to be completed by the end of 2009.  We are also continuing with a $15 million fiber handling project at our Brokaw, Wisconsin mill, which is expected to be completed in the second quarter of 2009.  Completion of these projects is a key element in returning Printing & Writing to profitability levels that exceed its cost of capital.

	Three Months Ended
Towel & Tissue	March 31,
(all dollar amounts in thousands)	2009	2008

Net sales	$ 73,777	$ 74,594
Operating profit	7,280	6,094

Towel & Tissue’s financial performance remained strong during the first quarter of 2009, despite an estimated 4% decline in demand in the “away-from-home” towel and tissue market in which the business segment competes.  Although product pricing eased slightly during the first quarter of 2009 relative to the fourth quarter of 2008, Towel & Tissue was able to achieve meaningful benefit from a favorable decline in input costs.  Also, we completed the towel machine rebuild in the first quarter of 2009.  The rebuild is expected to increase our toweling capacity by 16,000 tons once full benefits are achieved over the second half of 2009.  We incurred one-time expenses of approximately $2.5 million related to the towel machine rebuild during the three months ended March 31, 2009.  We continue to focus our efforts on our value-added product lines, such as our Green Seal™-certified products, to improve our competitive strength and operating margins.

Outlook

With continuing economic and market uncertainty, our focus remains on improving the long-term cost structure and competitive position of our business.  The benefits of recent restructuring and capital investment initiatives are expected to build over the second half of 2009 and strengthen our financial performance in future years.  In addition, recent cost reduction, cash conservation, and capacity management actions are anticipated to allow us to improve financial results and reduce debt as we move through this period of economic uncertainty.

Net Sales and Gross Profit on Sales

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands)	2009	2008

Net sales	$ 238,771	$ 298,718
Percent decrease	(20%)	–
Gross profit on sales	20,248	13,935
Gross profit margin	8%	5%

Consolidated net sales of $238.8 million for the three months ended March 31, 2009, declined 20% from consolidated net sales of $298.7 million for the three months ended March 31, 2008.  Shipments decreased approximately 26% quarter-over-quarter with 154,691 tons shipped during the first quarter of 2009 and 208,433 tons shipped during the first quarter of 2008, due to continuing market demand weakness and anticipated volume reductions resulting from facility closures.  During the same comparative periods, average net selling price improved approximately 8%, or more than $17 million.  Overall product mix enhancements, primarily a result of the elimination of roll wrap sales, accounted for approximately $10 million of the average net selling price gain, while $7 million of the average net selling price gain was attributable to actual net selling price increases.

Gross profit for the three months ended March 31, 2009, was $20.2 million compared to $13.9 million for the three months ended March 31, 2008.  Gross profit margins increased compared to those reported in the same period last year as overall improvements in average net selling price combined with favorable declines in quarter-over-quarter fiber and energy prices more than offset increases in mix-driven material consumption costs, costs associated with 17,000 total tons of market-related downtime, and decreased gains from the timberland sales program.  In total, fiber related costs decreased by approximately $12.3 million in the first quarter of 2009 compared to the first quarter of 2008, while energy prices decreased by approximately $0.8 million over the same comparative period.  In addition, gross profit margins in the first quarter of 2009 were negatively impacted by combined charges of approximately $3.7 million primarily related to the planned shutdown of the Jay, Maine mill and the planned closure of the Appleton, Wisconsin converting facility.  Also, during the three months ended March 31, 2008, we recognized $6.8 million of expense in cost of sales as a result of the closure of the Groveton, New Hampshire mill.  For additional information on the planned shutdown of the Jay, Maine mill, closure of the converting facility in Appleton, Wisconsin, and closure of the Groveton, New Hampshire mill, refer to “Note 2 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Specialty Products

Specialty Products’ net sales for the first quarter of 2009 were $85.4 million, a decrease of 32% from net sales of $126.2 million reported during the same period in 2008.  The decrease in net sales was driven by a 38% quarter-over-quarter decline in volume of products shipped, with 58,838 tons shipped in the first three months of 2009 as compared to 94,462 tons shipped in the same period in 2008.  The decline in shipments was due to the permanent shutdown of a paper machine at the Jay, Maine mill, the elimination of roll wrap sales, and demand weakness across virtually all product categories.  Also, comparing the first quarter of 2009 with the first quarter of 2008, Specialty Products experienced an increase in average net selling price of approximately 7% or nearly $6 million, with two-thirds of the total increase attributable to product mix improvements primarily due to the elimination of roll wrap sales, and the remaining average net selling price gain a result of actual net selling price increases.

The gross profit margin for Specialty Products was 3% in the first quarter of 2009 compared to 4% in the first quarter of 2008.  Comparing the first quarter of 2009 to the same period in 2008, a favorable decline in the cost of market pulp combined with an increase in average net selling prices more than offset the impact of facility closure charges and market related downtime.  Gross profit in 2009 was unfavorably impacted by charges of $3.3 million to cost of sales, primarily as a result of the planned closure of the Jay, Maine mill.  These charges, which impacted gross profit margins by approximately 4 percentage points, included accelerated depreciation on the related assets and an adjustment of mill inventory to net realizable value.  For additional information on the planned closure of the Jay, Maine mill, please refer to “Note 2 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  Additional charges related to the planned closure of the Jay, Maine mill of approximately $17.1 million are expected to impact gross margins during the remainder of 2009.

Printing & Writing

For the three months ended March 31, 2009, Printing & Writing recorded net sales of $79.6 million, a decrease of 19% over reported net sales in the first three months of 2008 of $97.9 million.  Shipments decreased approximately 22% quarter-over-quarter with 56,858 tons shipped during the first quarter of 2009 and 72,563 tons shipped during the first quarter of 2008.  The decline in shipments was due to weak market demand and reduced volumes associated with the closure of the Groveton, New Hampshire mill.  The decline in shipment volume was partially offset by an increase in average net selling price of approximately 4% or nearly $3 million, with actual net selling prices accounting for approximately three-quarters of the average net selling price gain, and the remaining average net selling price gain a result of product mix improvements.

Printing & Writing recorded a positive gross margin of 7% in the first quarter of 2009 compared to a negative gross margin of 5% in the first quarter of 2008.  Comparing the first three months of 2009 with the same period in 2008, average net selling price improvements and favorable declines in costs of market pulp and energy more than offset increases in mix-driven material consumption costs and costs associated with market-related downtime.  In addition, costs associated with the planned closure of the Appleton, Wisconsin converting facility negatively impacted the first quarter of 2009 gross profit margins by approximately $0.4 million, or less than 1 percentage point. Similarly, gross profit margins for the first quarter of 2008 were unfavorably impacted by $6.8 million, or approximately 7 percentage points, as a result of depreciation on assets and other associated closure costs related to the closure of the Groveton, New Hampshire mill.  For additional information on the planned closure of the Appleton, Wisconsin converting facility and the closure of the Groveton, New Hampshire mill, please refer to “Note 2 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  Additional charges related to the planned closure of the Appleton, Wisconsin converting facility of approximately $2.2 million are expected to impact gross margins during the remainder of 2009.

Towel & Tissue

Towel & Tissue reported net sales of $73.8 million for the three months ended March 31, 2009, a decrease of 1% from net sales of $74.6 million reported in the same period of 2008.  Impacted by an estimated 4% decline in market demand for “away-from-home” towel and tissue products and our continued focus on higher-margin value-added product grades, total shipments decreased 6% to 38,995 tons from 41,408 tons during the same period last year.  Average net selling price increased approximately 6%, or nearly $5 million, in the first quarter of 2009 over the first quarter of 2008, with actual net selling price increases providing the majority of the average net selling price gain.

The gross profit margin for Towel & Tissue was 17% in the first quarter of 2009 compared to 16% in the first quarter of 2008.  Quarter-over-quarter, increased average net selling prices, as well as favorable declines in wastepaper and energy prices more than offset unfavorable increases in prices of purchased towel and tissue parent rolls and one-time costs incurred as a result of the towel machine rebuild at the Middletown, Ohio mill.

Consolidated order backlogs decreased to approximately 25,100 tons at March 31, 2009, from approximately 47,200 tons at March 31, 2008.  Backlog tons at March 31, 2009, represent $35.8 million in sales compared to $68.0 million in sales at March 31, 2008. The decline in consolidated order backlogs was primarily due to continuing demand weakness in several market categories and anticipated volume reductions resulting from facility closures.  Specialty Products’ backlog tons decreased from 36,300 tons as of March 31, 2008, to 16,700 tons at March 31, 2009.  Printing & Writing backlog tons declined to 6,000 tons at the end of the first quarter of 2009 compared to 7,700 tons at the end of the first quarter of 2008.  Towel & Tissue experienced a decrease in backlogs with 2,400 tons reported at the end of the first quarter of 2009 compared to 3,200 tons reported at the end of the first quarter of 2008.  The entire backlog at March 31, 2009, is expected to be shipped during the remainder of 2009.

We may be eligible for an excise tax refund under the Internal Revenue Code for alternative fuel mixtures used as fuel in a taxpayer’s business.  The credit is equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  The registration application requires approval by the IRS.  There can be no assurances that our application will be approved, that the regulations that allow the credit will remain unchanged, or that we will be successful in receiving payments under the program.

Selling and Administrative Expenses

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2009	2008

Selling and administrative expense	$ 19,031	$ 20,955
Percent (decrease) increase	(9%)	1%
As a percent of net sales	8%	7%

Selling and administrative expenses in the first quarter of 2009 were $19.0 million compared to $21.0 million in the same period of 2008.  Stock-based incentive compensation programs resulted in credits of $0.7 million and $0.1 million during the first quarter of 2009 and 2008, respectively.  After adjusting for stock-based incentive compensation programs, the majority of the quarter-over-quarter decrease in selling and administrative expense was due to decreased advertising, promotional, and travel and entertainment expenses over the same comparative period.

Restructuring Charges

In the first quarter of 2009, we recorded pre-tax restructuring charges of $0.8 million related to employee severance and benefit continuation costs and other associated closure costs directly related to the planned closure of our Specialty Products’ Jay, Maine mill, the planned closure of our Printing & Writing’s Appleton, Wisconsin facility, and the closure of our Printing & Writing’s Groveton, New Hampshire mill.  Additional pre-tax restructuring charges directly related to the closures of the Jay, Maine mill and the Appleton, Wisconsin facility of approximately $4.5 million are expected to be incurred during the remainder of 2009.

For the three months ended March 31, 2008, we recorded pre-tax restructuring charges of $1.1 million related to employee severance and benefit continuation costs and other associated closure costs directly related to the sale of the roll wrap portion of our Specialty Products’ business and the closure of Printing & Writing’s Groveton, New Hampshire mill.

For additional information, please refer to “Note 2 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2009	2008

Interest expense	$ 2,659	$ 2,821
Other income, net	66	184

Interest expense in the first quarter of 2009 was $2.7 million compared to interest expense of $2.8 million in the first quarter of 2008.  Although average debt balances increased in the quarter-over-quarter comparable periods, the average interest rate on debt declined due to lower variable interest rates on certain debt instruments.  In addition, the first three months of 2008 was impacted by non-recurring interest expense of $0.4 million unrelated to bank debt.  Total debt was $216.2 million and $151.8 million at March 31, 2009 and 2008, respectively.  Total debt at December 31, 2008, was $192.0 million.  Interest expense during the remainder of 2009 is expected to be moderately higher than 2008 levels.  Other income, which has consisted principally of interest income, declined during the first three months of 2009 compared to the same period in 2008.  The decrease in interest income was driven by lower average cash and cash equivalent balances and a reduction of our use of short-term investments as a result of significant declines in available interest rates on such investments.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2009	2008

Credit for income taxes	$ (812)	$ (3,997)
Effective tax rate	37.5%	37.0%

The effective tax rates for the periods presented are indicative of our normalized tax rate.  The effective rate for 2009 is expected to remain at 37.5%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2009	2008

Net cash provided by (used in) operating activities	$ 7,489	$ (4,699)
Capital expenditures	20,813	6,944

Comparing the first three months of 2009 with the same period in 2008, cash provided by (used in) operating activities increased reflecting higher cash earnings that were tempered by an increased investment in working capital.

Capital spending for the first three months of 2009 was $20.8 million compared to $6.9 million during the first three months of 2008.  The increase in capital expenditures in the first quarter of 2009 as compared to the same period in 2008 is due to the $32 million towel machine rebuild in our Towel & Tissue segment and $15 million fiber handling project at Printing & Writing’s Brokaw, Wisconsin mill.  The towel machine rebuild was completed on schedule during the first quarter of 2009 and the fiber handling project is expected to be completed during the second quarter of 2009.  Total capital spending for the full-year of 2009 is expected to be approximately $45 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in an after-tax gain of $29 million.  Since introducing the timberland sales program, we have sold approximately 25,000 acres and have realized after-tax earnings of approximately $22.2 million.  During the first quarter of 2009, we sold 80 acres of timberlands, resulting in an after-tax gain of less than $0.1 million, compared to sales of approximately 1,300 acres of timberlands, resulting in an after-tax gain of $1.3 million, during the first quarter of 2008.  A total of approximately 17,000 acres remains in the timberland sales program.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed as a result of the weakened economy.  We have not committed to implement additional timberland sales programs in the future.  Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 7 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2009	2008

Current maturities of long-term debt	$ 16,044	$ 51
Long-term debt	200,168	191,963
Total debt	216,212	192,014
Stockholders’ equity	207,700	207,581
Total capitalization	423,912	399,595
Total debt/capitalization ratio	51%	48%

As of March 31, 2009, total debt increased $24.2 million from the $192.0 million borrowed at December 31, 2008.  The increase in debt in the first quarter of 2009 is primarily due to significant capital expenditures related to the towel machine rebuild in our Towel & Tissue segment and the fiber handling project at our Printing & Writing’s Brokaw, Wisconsin mill, as well as cash costs related to our restructuring initiatives.  We expect our debt levels to decline over the balance of 2009 as capital spending eases and the benefits of cost reduction and cash conservation actions build.

On March 27, 2009, we amended our existing $165 million unsecured revolving-credit and the $103.5 million of unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At March 31, 2009, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2009.

At March 31, 2009, the amount of commercial paper outstanding and $52.5 million of the total $68.5 million unsecured private placement notes maturing on August 31, 2009 were classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance that portion of the maturing notes on a long-term basis under the revolving-credit agreement.  The remaining $16.0 million of unsecured private placement notes maturing on August 31, 2009, was included in current maturities of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2009.

In addition, as approved by our Board of Directors, we are pursuing additional borrowings of up to $15 million of secured debt to provide increased credit availability.  We believe that the additional borrowings, available credit under our credit agreements, and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, working capital, and investing activities during the remainder of 2009.

At December 31, 2008, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first quarter of 2009.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 17, 2008, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 17, 2009, to shareholders of record on February 2, 2009.  On March 31, 2009, we announced the suspension of cash dividends in order to conserve cash and focus on debt reduction.  The suspension of dividends will result in cash savings of more than $16 million annually.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2008.

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

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 11, 2009

SCOTT P. DOESCHER

Scott P. Doescher

Executive Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002