Form 10-K/A
period 2008-12-31
WAUSAU PAPER CORP.
filed 2009-08-05
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2009 annual meeting of shareholders

(to the extent noted herein): Part III

EXPLANATORY NOTE

On March 16, 2009, Wausau Paper Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Company hereby amends its Annual Report on Form 10-K to amend Item 8, Item  15, and the Exhibit Index to include conformed signatures of Deloitte & Touche LLP (“D&T”) on each of D&T’s reports listed in Item 8, Item 15, and in D&T’s consent filed as Exhibit 23.1.  These conformed signatures were inadvertently omitted from the original filing of the Company’s Form 10-K.  At the time of the March 16, 2009, filing of the Form 10-K with the Securities and Exchange Commission, the Company was in possession of the manually signed copies of the audit opinions, but the signatures in typed form were inadvetantly omitted from the electronic version.  This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K.  Other than amending Item 8, Item  15, and the Exhibit Index to include the conformed signatures of D&T on each of D&T’s reports listed in Item 8, Item 15, and in D&T’s consent filed as Exhibit 23.1, this amendment does not modify or update in any way the disclosures in the Company’s original Annual Report on Form 10-K.  The financial statements included within this amendment have not changed since the filing of the Company’s original Annual Report on Form 10-K.

PART II

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

/s/DELOITTE & TOUCHE LLP

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

/s/DELOITTE & TOUCHE LLP

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

/s/DELOITTE & TOUCHE LLP

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

WAUSAU PAPER CORP.

August 5, 2009	SCOTT P. DOESCHER
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