Form 10-Q
period 2009-06-30
WAUSAU PAPER CORP.
filed 2009-08-10
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer                   ☒

Non-accelerated filer    ☐

Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of common shares outstanding at July 31, 2009 was 48,918,405.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Six Months Ended
	June 30, 2009 (unaudited) and
	June 30, 2008 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, June 30, 2009 (unaudited)
	and December 31, 2008 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Six Months Ended
	June 30, 2009 (unaudited) and
	June 30, 2008 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-14

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	15-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	30

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

_

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2009	2008	2009	2008

Net sales	$262,174	$305,211	$500,945	$603,929
Cost of sales	238,553	283,442	457,076	568,225
Gross profit	23,621	21,769	43,869	35,704

Selling and administrative	20,514	21,708	39,545	42,663
Restructuring	3,101	12,815	3,890	13,961
Operating profit (loss)	6	(12,754)	434	(20,920)

Interest expense	(3,069)	(2,510)	(5,728)	(5,331)
Other (expense) income, net	(1)	57	65	241
Loss before income taxes	(3,064)	(15,207)	(5,229)	(26,010)

Credit for income taxes	(1,149)	(5,627)	(1,961)	(9,624)

Net loss	$ (1,915)	$ (9,580)	$ (3,268)	$(16,386)

Net loss per share-basic and diluted	$ (0.04)	$ (0.20)	$ (0.07)	$ (0.33)

Weighted average shares outstanding-basic and diluted	48,840	49,020	48,825	49,290

Dividends declared per common share	$ –	$ 0.17	$ –	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
(all dollar amounts in thousands)	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$ 7,040	$ 4,330
Receivables, net	105,637	96,740
Refundable income taxes	308	5,510
Inventories	91,928	118,195
Deferred income taxes	3,688	5,793
Spare parts	26,993	27,375
Other current assets	5,786	4,619
Total current assets	241,380	262,562

Property, plant, and equipment, net	389,491	405,408
Other assets	45,739	42,880

Total Assets	$ 676,610	$ 710,850

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 68	$ 51
Accounts payable	58,762	73,747
Accrued and other liabilities	74,180	69,934
Total current liabilities	133,010	143,732

Long-term debt	175,957	191,963
Deferred income taxes	19,756	25,588
Post-retirement benefits	69,812	70,552
Pension	39,337	38,901
Other noncurrent liabilities	32,090	32,533
Total liabilities	469,962	503,269

Stockholders’ equity	206,648	207,581

Total Liabilities and Stockholders’ Equity	$ 676,610	$ 710,850

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2009	2008

Net cash provided by operating activities	$ 52,818	$ 8,706

Cash flows from investing activities:
Capital expenditures	(31,231)	(14,362)
Proceeds from property, plant, and equipment disposals	900	4,093

Net cash used in investing activities	(30,331)	(10,269)

Cash flows from financing activities:
Net (payments) issuances of commercial paper	(7,500)	10,350
Net (payments) borrowings under credit agreement	(8,110)	3,000
Payments under capital lease obligation and note payable	(16)	(84)
Dividends paid	(4,151)	(8,422)
Payments for purchase of company stock	–	(8,496)

Net cash used in financing activities	(19,777)	(3,652)

Net increase (decrease) in cash and cash equivalents	2,710	(5,215)
Cash and cash equivalents, beginning of period	4,330	18,121

Cash and cash equivalents, end of period	$ 7,040	$ 12,906

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

Note 2.

New Accounting Pronouncements and Other Items

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated.  SFAS 165 became effective and we adopted the provisions of this pronouncement for the quarter ended June 30, 2009.  We have evaluated subsequent events through August 10, 2009, the date of the issuance of our condensed consolidated financial statements.  The adoption of SFAS 165 did not have an impact on the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The implementation of this standard will not have a material impact on our condensed consolidated financial statements.

The Internal Revenue Code provides for an excise tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  The credit is equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Specialty Products’ mill in Mosinee, Wisconsin was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, we are reasonably assured that the tax credit for the alternative fuel mixture through June 30, 2009, has been earned and will be collected from the IRS.  During the second quarter of 2009, we became eligible for alternative fuel mixture tax credits totaling $6.1 million which are included in receivables, net on the Condensed Consolidated Balance Sheets.   Subsequent to June 30, 2009, we have received $4.7 million of these refunds from the IRS. We expect to receive the remaining refunds in the third quarter of 2009.  For the three and six months ended June 30, 2009, the cost of sales in the Condensed Consolidated Statements of Operations includes a credit for eligible alternative fuel mixture tax refunds of $5.7 million, representing eligible alternative fuel mixture credits earned for the period from which qualified alternative fuel mixing began through June 30, 2009, less $0.4 million of associated expenses.

Note 3.

Restructuring and Divestitures

In August 2008, we announced plans to permanently shut down one of the two paper machines at our Specialty Products’ paper mill in Jay, Maine.  The shutdown of this machine was completed in December 2008.  In March 2009, we announced further plans to permanently shut down the remaining paper machine and cease all operations at the Jay, Maine paper mill.  The paper mill was closed during the second quarter of 2009.  The cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, includes $17.9 million and $21.2 million, respectively, in pre-tax charges for accelerated depreciation on assets and other associated closure costs, due to the closure of the paper mill.  Pre-tax restructuring expense for the three and six months ended June 30, 2009, as reflected in the Condensed Consolidated Statements of Operations, includes $2.8 million and $3.3 million, respectively, related to severance and benefit continuation costs and other associated closure costs related to the closure of the paper mill.  At June 30, 2009, approximately $0.6 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $1.6 million are anticipated to be incurred during the remainder of 2009.

In December 2008, we announced plans to permanently cease Printing & Writing’s converting operations at our Appleton, Wisconsin facility.  The operations at the Appleton facility are being reduced in a phased manner and the facility is expected to be permanently closed prior to December 31, 2009.  The converting equipment at the Appleton facility is being relocated to our other Printing & Writing mills.  The cost of sales, as reflected in the Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2009, includes pre-tax charges of $0.4 million and $0.8 million, respectively, in related closure costs.  Restructuring expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, includes $0.1 million and $0.3 million, respectively, in pre-tax charges related to severance and benefit continuation costs.  At June 30, 2009, approximately $0.4 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $0.9 million, primarily related to equipment relocation costs, are anticipated to be incurred during the remainder of 2009.

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc.  We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period that expired on July 2, 2008.  Pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs for the three and six months ended June 30, 2008, was $0.1 million and $0.4 million, respectively.  We have retained and intend to sell the real property at the roll wrap production facilities.  At June 30, 2009, the facilities met the classification requirements of net assets held for sale as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the land, buildings, and land improvements less accumulated depreciation are classified as net assets held for sale, which are included in other current assets on the Condensed Consolidated Balance Sheets.  No significant costs related to the sale and closure of the roll wrap business have been or are expected to occur in 2009.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire paper mill. The papermaking operations permanently ceased during December 2007.  The cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008, includes $1.1 million and $7.9 million, respectively, in pre-tax charges for associated closure costs.  Pre-tax restructuring expense for the three and six months ended June 30, 2009, as reflected in the Condensed Consolidated Statements of Operations, includes $0.1 million and $0.2 million, respectively, related to other associated closure costs.  Pre-tax restructuring expense related to severance and benefit continuation costs, contract termination costs, and other associated closure costs was $12.7 million and $13.5 million, respectively, for the three and six months ended June 30, 2008.  At June 30, 2009, we have recorded a current liability and long-term liability for restructuring expenses of $1.6 million and $8.4 million, respectively, consisting of contract termination costs. We will continue to make payments related to the contract over the contractual term.  No significant additional closure charges related to the closure of the Groveton mill are anticipated during the remainder of 2009.

Note 4.

Income Taxes

We have adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.

At June 30, 2009, we have recorded a gross liability for unrecognized tax benefits of $1.1 million, all of which would impact our effective tax rate if recognized.  There was no material change in the amount or components of the gross liability for unrecognized tax benefits from those recorded at December 31, 2008.  We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Condensed Consolidated Statements of Operations.  At June 30, 2009, we have recorded a liability for potential interest and penalties of approximately $0.5 million, which is included in the liability for uncertain tax positions.  The total liability for uncertain tax positions at June 30, 2009, was $1.6 million, with $0.2 million of the liability recorded as a current liability and $1.4 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2005, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 5.

Earnings Per Share

Due to the net losses reported in the three and six months ended June 30, 2009, there are no dilutive securities from our stock-based compensation plans, as stock-based grants for 2,502,859 shares are considered to be antidilutive.  Likewise, as a result of the net losses reported in the three and six months ended June 30, 2008, there are no dilutive securities from our stock-based compensation plans, as stock-based grants for 2,115,811 shares are considered to be antidilutive.  Hence, there are no items that require reconciliation in the comparison of basic and diluted earnings per share.

Note 6.

Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2009	2008

Trade	$ 96,880	$ 93,327
Other	10,407	4,336
	107,287	97,663
Less: allowances for doubtful accounts	(1,650)	(923)

	$ 105,637	$ 96,740

Note 7.

Inventories

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2009	2008

Raw materials	$ 31,257	$ 46,515
Work in process and finished goods	96,928	115,539
Supplies	5,291	7,390
Inventories at cost	133,476	169,444
Less: LIFO reserve	(41,548)	(51,249)

	$ 91,928	$ 118,195

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $776.7 million as of June 30, 2009, and $748.9 million as of December 31, 2008.  The provision for depreciation, amortization, and depletion for the three months ended June 30, 2009 and 2008 was $31.3 million and $14.7 million, respectively.  The provision for depreciation, amortization, and depletion for the six months ended June 30, 2009 and 2008 was $47.0 million and $34.5 million, respectively.

Included in cost of sales for the three and six months ended June 30, 2009, were net losses on sales of property, plant, and equipment of $0.2 million and $0.1 million, respectively, including gains on sales of timberlands of $0.6 million during both the three and six months ended June 30, 2009.  Included in cost of sales for the three and six months ended June 30, 2008, were net gains on sales of property, plant, and equipment of $2.3 million and $4.0 million, respectively, including gains on sales of timberlands of $1.2 million and $3.3 million, respectively.

Note 9.

Debt

(all dollar amounts in thousands)	June 30, 2009	December 31, 2008

Unsecured private placement notes	$103,500	$103,500
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	45,000	52,500
Commercial paper placement agreement	7,800	15,910
Note payable	178	195
Subtotal	175,478	191,105
Premium on unsecured private placement notes	547	909
Total debt	176,025	192,014
Less: current maturities of long-term debt	(68)	(51)
Total long-term debt	$175,957	$191,963

On March 27, 2009, we amended our existing $165 million unsecured revolving-credit and the $103.5 million of unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At June 30, 2009, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2009.

At June 30, 2009, the amount of commercial paper outstanding and the $68.5 million of unsecured private placement notes maturing on August 31, 2009, have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under the revolving-credit agreement.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit cost (credit) recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Service cost	$ 1,355	$ 1,594	$ 356	$ 450
Interest cost	3,113	3,101	1,136	1,166
Expected return on plan assets	(3,752)	(3,695)	–	–
Amortization of:
Prior service cost (benefit)	494	470	(874)	(867)
Actuarial loss	299	488	453	504
Curtailments	520	–	(1,500)	–
Settlements	207	–	–	–

Net periodic benefit cost (credit)	$ 2,236	$ 1,958	$ (429)	$ 1,253

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Service cost	$ 2,756	$ 3,188	$ 718	$ 900
Interest cost	6,221	6,202	2,281	2,332
Expected return on plan assets	(7,509)	(7,390)	–	–
Amortization of:
Prior service cost (benefit)	993	940	(1,747)	(1,734)
Actuarial loss	594	976	906	1,008
Curtailments	520	–	(1,500)	–
Settlements	414	–	–	–

Net periodic benefit cost	$ 3,989	$ 3,916	$ 658	$ 2,506

For 2009, the curtailment recognized relates to the closure of our Specialty Products’ paper mill in Jay, Maine.  We previously disclosed in our consolidated financial statements for the year ended December 31, 2008, that although we do not have a minimum funding requirement for defined benefit pension plans in 2009, we may elect to make contributions of up to $10.8 million directly to pension plans.  As of June 30, 2009, we have made payments of approximately $1.3 million to our pension plans.  We now expect to contribute $11.1 million directly to our pension plans in 2009.  In addition, as previously reported, we expect to contribute $4.6 million directly to other post-retirement plans in 2009.  As of June 30, 2009, we have contributed approximately $2.6 million to our other post-retirement plans.

Note 11.

Share-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2009, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.6 million and $1.9 million, respectively.  During the three and six months ended June 30, 2008, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.1 million and $0.4 million, respectively.

Share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards are included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $1.9 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

During the six months ended June 30, 2009, we granted 143,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $10.88 per share.  In addition, as a component of the director compensation policy, we awarded 14,298 of performance units during the six months ended June 30, 2009.

During the first half of 2009, we granted 66,000 shares of restricted stock.  The 66,000 shares were valued based upon the closing price of Wausau Paper’s common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock awards on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Any cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.  Total compensation expense recognized for restricted stock for the three and six months ended June 30, 2009, was $0.1 million and $0.4 million, respectively.

On an annual basis, we generally grant performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first six months of 2009, we granted 213,937 performance unit awards as part of a performance-based compensation award that vests subject to meeting certain performance criteria for the year ended December 31, 2009.  During the three and six months ended June 30, 2009, we have recognized approximately $0.4 million and $0.6 million, respectively, in share-based compensation expense related to the performance-based awards for 2009, as it is probable a portion of the awards will vest as performance criteria are met.

In addition, during the first half of 2009, we granted 69,869 performance unit awards as part of a retention-based compensation award to certain employees of Wausau Paper.  The vesting of these performance unit awards is subject to the completion of a service requirement.  Compensation expense is recognized for these awards on a straight-line basis over the requisite service period of each award.  During the three and six months ended June 30, 2009, we have recognized approximately $0.1 million and $0.4 million, respectively, in share-based compensation expense related to these performance unit awards.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of SFAS 123R.  During the three and six months ended June 30, 2009, we recognized a charge of approximately $0.2 million and a credit of approximately $0.7 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and six months ended June 30, 2008, we recognized a credit of approximately $0.1 million and $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  Share-based compensation related to stock appreciation rights and dividend equivalents is included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Products from which Revenue is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander and Mosinee, Wisconsin.  The Specialty Products’ Jay, Maine paper mill was closed in the second quarter of 2009.  In 2008, Specialty Products also included two converting facilities that produced laminated roll wrap and related specialty finishing and packaging products.    For additional information on the closure of the Jay, Maine paper mill and the sale of the roll wrap portion of the Specialty Products’ business, please see Note 3 to the Condensed Consolidated Financial Statements.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin; and Brainerd, Minnesota.  Printing & Writing also includes a converting facility which converts printing and writing grades.  The converting facility will be permanently closed by December 31, 2009.  For additional information on the closure of the converting facility, please see Note 3 to the Condensed Consolidated Financial Statements.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales external customers:
Specialty Products	$ 91,115	$ 125,414	$ 176,523	$ 251,609
Printing & Writing	86,933	95,590	166,519	193,519
Towel & Tissue	84,126	84,207	157,903	158,801

	$ 262,174	$ 305,211	$ 500,945	$ 603,929

Operating (loss) income:
Specialty Products	$ (10,611)	$ (1,879)	$ (14,154)	$ (2,240)
Printing & Writing	805	(16,583)	1,114	(29,067)
Towel & Tissue	13,771	8,315	21,051	14,409
Corporate & eliminations	(3,959)	(2,607)	(7,577)	(4,022)

	$ 6	$ (12,754)	$ 434	$ (20,920)

	June 30,	December 31,
	2009	2008

Segment assets:
Specialty Products	$ 248,835	$ 279,354
Printing & Writing	179,892	180,221
Towel & Tissue	212,221	210,977
Corporate & Unallocated*	35,662	40,298

	$ 676,610	$ 710,850

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

Operations Review

Overview

	Three Months		Six Months
Consolidated	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$262,174	$305,211	$500,945	$603,929
Net loss	(1,915)	(9,580)	(3,268)	(16,386)

In the second quarter of 2009, we reported a net loss of $1.9 million, or $0.04 per share, compared to a prior year net loss of $9.6 million, or $0.20 per share.  The net loss for the second quarter of 2009 includes after-tax facility closure charges of $13.4 million, or $0.27 per share, primarily related to the closure of Specialty Products’ Jay, Maine paper mill and the planned closure of Printing & Writing’s Appleton, Wisconsin converting facility.  In addition, the second quarter of 2009 also includes an after-tax credit of $3.6 million, or $0.07 per share, related to a tax credit for the use of alternative fuel mixtures at Specialty Products’ Mosinee, Wisconsin facility.  The net loss for the second quarter of 2008 includes after-tax charges of $8.8 million, or $0.18 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale and closure of Specialty Products’ roll wrap operations.

For the six months ended June 30, 2009, we reported a net loss of $3.3 million, or $0.07 per share, compared to a net loss of $16.4 million, or $0.33 per share in the first six months of 2008.

The net loss for the first six months of 2009 includes after-tax facility closure charges of $16.2 million, or $0.33 per share, related to the closure of Specialty Products’ Jay, Maine paper mill, the closure of Printing & Writing’s Groveton, New Hampshire paper mill, and the planned closure of Printing & Writing’s Appleton, Wisconsin converting facility.  In addition, the net loss during the six months ended June 30, 2009, includes after-tax charges of $2.0 million, or $0.04 per share, related to expenses incurred due to the start-up of Printing & Writing’s Bedford Park, Illinois distribution center and one-time expenses associated with the towel machine rebuild in our Towel & Tissue business segment.  The first six months of 2009 also include an after-tax credit of $3.6 million, or $0.07 per share, related to a tax credit for the use of alternative fuel mixtures at Specialty Products’ Mosinee, Wisconsin facility.  For additional information on the tax credit, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the

Notes to Condensed Consolidated Financial Statements.  The net loss for the first six months of 2008 includes after-tax charges of $13.7 million, or $0.28 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the sale and closure of Specialty Products’ roll wrap operations.

Net sales and product shipments both declined during the three and six months ended June 30, 2009, as compared to the same period in 2008, due to demand weakness in numerous market categories and anticipated volume reductions resulting from facility closures.  Although we continued to be negatively impacted by weak economic and market conditions, all three of our business segments reported operating profit improvement, excluding charges associated with facility closures and one-time charges for capital-related expenses, during the three and six months ended June 30, 2009, as compared to the same periods in 2008.  Additionally during 2009, we have taken appropriate and necessary actions to conserve cash, further reduce costs, and limit capital spending.  These actions included the suspension of cash dividends, the closure of Specialty Products’ Jay, Maine paper mill, and a reduction of operating costs through a series of workforce, capital spending, and working capital initiatives.  These actions have improved the cost structure of our business and contributed to our ability to reduce debt as compared to the beginning of the year.  Despite these challenging market conditions, we have not lost sight of our core business strategies, as we continue to focus on strategic markets, product innovation, benchmark customer service, and operational excellence.

For additional information on the facility closures, please refer to “Note 3-Restructuing and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

	Three Months		Six Months
Specialty Products	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$ 91,115	$125,414	$176,523	$251,609
Operating loss	(10,611)	(1,879)	(14,154)	(2,240)

Specialty Products’ financial performance in the second quarter of 2009 was negatively impacted by continued weak demand in virtually all market segments, but was favorably impacted by a decline in input costs.  In response to market demand weakness, we reduced production capacity by approximately 4,000 tons during the quarter through market-related downtime.  In addition, the previously announced closure of our paper mill in Jay, Maine, which was completed on May 31, 2009, negatively impacted operating profits by approximately $20.7 million during the three months ended June 30, 2009.  Also, in the second quarter of 2009 Specialty Products’ operating profits were impacted by a credit of $5.7 million related to a tax credit for the use of alternative fuel mixtures at the Mosinee, Wisconsin facility.  During the three months ended June 30, 2008, operating profits were negatively impacted by approximately $0.1 million as a result of the sale and closure of Specialty Products’ roll wrap operations.

Similarly, during the first six months of 2009, the financial performance of the Specialty Products business segment was negatively impacted by market demand weakness, but similar to the second quarter of 2009, a favorable impact was achieved from a decline in input costs.  Also, we reduced production capacity by approximately 13,000 tons during the first half of 2009 through market-related downtime.  During the first six months of 2009, the closure of our paper mill in Jay, Maine negatively impacted operating profits by approximately $24.5 million while operating profits were positively impacted by a credit of $5.7 million related to a tax credit for the use of alternative fuel mixtures at the Mosinee, Wisconsin facility.  Operating profits were negatively impacted by approximately $0.4 million as a result of the sale and closure of Specialty Products’ roll wrap operations during the same comparative period in 2008.

Additional information on the closure of the Jay, Maine paper mill and sale and closure of roll wrap operations is available in “Note 3-Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the tax credit, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

	Three Months		Six Months
Printing & Writing	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$86,933	$ 95,590	$166,519	$193,519
Operating profit (loss)	805	(16,583)	1,114	(29,067)

Printing & Writing’s financial performance in the second quarter of 2009 was negatively impacted by an estimated 15 percent decline in market demand for uncoated freesheet papers, which followed a similar decline in demand in the first quarter of 2009.  In response to market demand weakness, we reduced production capacity by approximately 15,000 tons during the second quarter of 2009.  During the same period, Printing & Writing was favorably impacted by a significant decline in input costs.  We also continued to execute against the profit recovery plan announced in October 2007.  As part of that plan, in late 2008 we announced the implementation of a converting and distribution initiative, which included the permanent closure of the converting facility in Appleton, Wisconsin.  The Appleton converting facility will be closed prior to December 31, 2009, and the converting equipment is being relocated to our other Printing & Writing mills.  The planned closure of the Appleton, Wisconsin converting facility negatively impacted operating profits by approximately $0.5 million during the three months ended June 30, 2009.  In addition, the converting and distribution initiative also included the relocation of distribution activities to a distribution hub in Bedford Park, Illinois.  The distribution hub in Bedford Park, Illinois became operational during the second quarter of 2009.  There were no significant expenses incurred during the three months ended June 30, 2009, directly associated with the start-up of the Bedford Park distribution center.  All aspects of the converting and distribution initiative are expected to be completed by the end of 2009.  In addition, we anticipate the completion in the third quarter of a $15 million fiber handling project at our Brokaw, Wisconsin paper mill.  Completion of these projects is a key element in returning Printing & Writing to profitability levels that exceed its cost of capital.  During the three months ended June 30, 2008, operating profits were negatively impacted by approximately $13.8 million as a result of the closure of the paper mill in Groveton, New Hampshire.

Similar to the quarterly discussion, during the first six months of 2009, the financial performance of the Printing & Writing business segment was negatively impacted by weak market demand for uncoated freesheet papers, but was able to achieve a significant favorable impact from a decline in input costs.  In response to weak market demand, we reduced production capacity by approximately 23,000 tons during the first half of 2009.  During the first six months of 2009, the planned closure of our converting facility in Appleton, Wisconsin and expenses associated with the start-up of the Bedford Park distribution center negatively impacted operating profits by approximately $1.1 million and $0.6 million, respectively.  Operating profits were negatively impacted by approximately $21.4 million in the first six months of 2008 as a result of the closure of the paper mill in Groveton, New Hampshire.

Additional information on the planned closure of the Appleton, Wisconsin converting facility and the closure of the Groveton, New Hampshire paper mill is available in “Note 3-Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

	Three Months		Six Months
Towel & Tissue	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$84,126	$84,207	$157,903	$158,801
Operating profit	13,771	8,315	21,051	14,409

Towel & Tissue’s financial performance strengthened during the second quarter of 2009, despite an estimated 8% decline in demand in the “away-from-home” towel and tissue market in which the business segment competes.  Product pricing remained relatively stable during the second quarter of 2009 relative to the first quarter of 2009. Also, Towel & Tissue was able to achieve significant benefit from a favorable decline in input costs during the same comparative periods.  We have begun to achieve financial benefits from the towel machine rebuild that was completed in the first quarter of 2009.  The rebuild is expected to increase our toweling capacity by 16,000 tons once full benefits are achieved over the second half of 2009, which is anticipated to continue to improve our financial performance.  We continue to focus our efforts on our value-added product lines, such as our Green Seal™-certified products, to improve our competitive strength and operating margins.

Consistent with the quarterly analysis, Towel & Tissue’s financial performance was solid during the first six months of 2009, despite an estimated 9% decline in demand in the “away-from-home” towel and tissue market in which the business segment competes.  The financial performance of Towel & Tissue during the first half of 2009 was impacted by the same factors described in the quarterly analysis.  Additionally, we incurred one-time expenses of approximately $2.5 million related to the towel machine rebuild during the six months ended June 30, 2009.

Outlook

With continuing economic and market uncertainty, our focus remains on improving the long-term cost structure and competitive position of our business.  The benefits of recent restructuring and capital investment initiatives are expected to build over the second half of 2009 and strengthen our financial performance in future years.  In addition, recent cost reduction, cash conservation, and capacity management actions are anticipated to allow us to maintain profitability and reduce debt as we move through a period of economic uncertainty.

Net Sales and Gross Profit on Sales

	Three Months		Six Months
Consolidated	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$262,174	$305,211	$500,945	$603,929
Percent decrease	(14%)	(4%)	(17%)	(2%)
Gross profit on sales	23,621	21,769	43,869	35,704
Gross profit margin	9%	7%	9%	6%

Consolidated net sales of $262.2 million for the three months ended June 30, 2009, declined 14% from consolidated net sales of $305.2 million for the three months ended June 30, 2008.  Shipments decreased 14% quarter-over-quarter with 176,864 tons shipped during the second quarter of 2009 and 205,193 tons shipped during the second quarter of 2008, due to continuing market demand weakness and anticipated volume reduction resulting from facility closures.  During the same comparative periods, average net selling price decreased approximately 1%, or less than $2 million, with nearly three-quarters of the decline a result of actual net selling price decreases, and the remaining average net selling price decline due to product mix deterioration.

For the six months ended June 30, 2009 and 2008, consolidated net sales were $500.9 million and $603.9 million, respectively, reflecting a 17% decrease year-over-year.  Year-to-date shipments at June 30, 2009, were 331,555 tons which represent a 20% decline from the 413,626 tons shipped during the same six-month period in 2008.  Similar to the quarterly comparison, the reduction in tons shipped during the first six months of 2009 as compared to the same period in 2008 was due to market demand weakness and anticipated volume reductions resulting from facility closures.  During the first six months of 2009 and as compared to the same period in 2008, average net selling price improved more than 3%, or approximately $16 million.  Actual net selling price increases offset an overall deterioration in product mix and accounted for the entire average net selling price gain.

Gross profit for the three months ended June 30, 2009, was $23.6 million compared to $21.8 million for the three months ended June 30, 2008.  The increase in gross profit in the quarter-over-quarter comparison is primarily due to significant favorable declines in quarter-over-quarter fiber and energy prices and the impact of the alternative fuel mixture tax credit, which combined to more than offset a slight decline in average net selling prices, costs associated with market-related downtime, and the gross profit impact of facility closure charges.   For additional information on the tax credit, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.  In total, fiber related costs decreased by approximately $20 million in the second quarter of 2009 compared to the second quarter of 2008, while energy prices decreased by approximately $6 million over the same comparative period.  In addition, gross profit margins in the second quarter of 2009 were negatively impacted by combined charges of approximately $18.3 million related to the closure of the Jay, Maine paper mill and the planned closure of the Appleton, Wisconsin converting facility.  Also, during the three months ended June 30, 2008, we recognized $1.1 million of expense in cost of sales as a result of the closure of the Groveton, New Hampshire paper mill.  For additional information on the closure of the Jay, Maine paper mill, planned closure of the converting facility in Appleton, Wisconsin, and closure of the Groveton, New Hampshire paper mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Year-to-date, gross profit increased to $43.9 million in 2009, from $35.7 million reported in 2008.  The increase in gross profit during the first six months of 2009, as compared to the first six months of 2008, is primarily due to improvements in average net selling price, declines in fiber and energy prices, and the impact of the alternative fuel mixture credit more than offsetting costs associated with market-related downtime, and the gross profit impact of facility closure charges.  For additional information on the tax credit, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

In total, fiber related costs decreased by approximately $33 million in the first half of 2009 compared to the first half of 2008, while energy prices decreased by approximately $6 million over the same comparative period.  In addition, gross profit margins in the first six months of 2009 were negatively impacted by combined charges of approximately $22.0 million related to the closure of the Jay, Maine paper mill and the planned closure of the Appleton, Wisconsin converting facility.  Also, during the six months ended June 30, 2008, we recognized $7.9 million of expense in cost of sales as a result of the closure of the Groveton, New Hampshire paper mill.  For additional information on the closure of the Jay, Maine paper mill, planned closure of the converting facility in Appleton, Wisconsin, and closure of the Groveton, New Hampshire paper mill, refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Consolidated order backlogs decreased to approximately 33,000 tons at June 30, 2009, from approximately 51,200 tons at June 30, 2008.  Backlog tons at June 30, 2009, represent $46.1 million in sales compared to $72.9 million in sales at June 30, 2008.  The decline in consolidated order backlogs was primarily due to continuing demand weakness in numerous market categories and anticipated volume reductions resulting from facility closures.  Specialty Products’ backlog tons declined to 18,700 tons at June 30, 2009, compared to 39,100 tons at June 30, 2008.  Printing & Writing backlog tons increased to 10,700 tons at the end of the second quarter of 2009 compared to 7,700 tons at the end of the second quarter of 2008.  Towel & Tissue experienced decreased backlogs with 3,600 tons and 4,400 tons reported at the end of the second quarter of 2009 and 2008, respectively.  The entire backlog at June 30, 2009, is expected to be shipped during the remainder of 2009.

Specialty Products

Specialty Products’ net sales for the second quarter of 2009 were $91.1 million, a decrease of 27% from net sales of $125.4 million reported during the same period in 2008.  The decrease in net sales was mainly a result of a 26% quarter-over-quarter decline in volume of products shipped, with 69,174 tons shipped in the second quarter of 2009 as compared to 93,388 tons shipped during the same period in 2008.  The decline in shipments was due to the closure of the paper mill in Jay, Maine, the elimination of roll wrap sales, and continued demand weakness across virtually all product categories.  Also, comparing the second quarter of 2009 with the second quarter of 2008, Specialty Products experienced a decrease in average net selling price of approximately 5% or more than $4 million, with the majority of the decline a result of actual net selling price decreases.

For the first half of 2009, Specialty Products’ net sales were $176.5 million, a decrease of 30% from net sales of $251.6 million in the first half of 2008.  Similar to the quarterly comparison, the decrease was mainly a result of a 32% decline in volume of products shipped, with 128,012 tons shipped in the first half of 2009 as compared to 187,850 tons shipped during the same period in 2008.  The factors causing the decline in shipments over the year-to-date comparative periods are the same as discussed in the quarterly comparison.  The decline in shipment volume was partially offset by an increase in average net selling price of less than 1% or approximately $1 million, with actual net selling prices more than offsetting deterioration in product mix.

Specialty Products recorded a negative gross profit margin of 3% in the second quarter of 2009 compared to a positive gross profit margin of 3% in the second quarter of 2008.  Comparing the second quarter of 2009 to the same period in 2008, favorable declines in the costs of market pulp and energy and a positive gross profit impact as a result of the alternative fuel mixture credit were unable to offset the negative impacts of facility closure charges and market-related downtime combined with a decline in average net selling prices.  During the second quarter of 2009, gross profit was positively impacted by $5.7 million, or approximately 6 percentage points, related to the alternative fuel mixture tax credit earned at the Mosinee, Wisconsin paper mill.  Gross profit during the second quarter of 2009 was unfavorably impacted by charges of $17.9 million to cost of sales due to the closure of the Jay, Maine paper mill.  These charges, which impacted gross profit margins by approximately 20 percentage points, primarily consisted of depreciation on related assets and an adjustment of mill inventory to net realizable value.

Specialty Products’ gross profit margin declined to a near-breakeven level during the first six months of 2009 from 4% during the first six months of 2008.  The year-over-year six month comparison was impacted by favorable declines in the costs of market pulp and energy, a positive gross profit impact as a result of the alternative fuel mixture credit, and an increase in average net selling prices. However, these positive factors were unable to offset the negative impacts of facility closure charges and market-related downtime. Gross profit during the first six months of 2009 was unfavorably impacted by charges of $21.2 million to cost of sales due to the closure of the Jay, Maine paper mill.  These charges, which impacted gross profit margins by approximately 12 percentage points, primarily consisted of depreciation on related assets and an adjustment of mill inventory to net realizable value.

Additional charges related to the closure of the Jay, Maine paper mill of approximately $0.2 million are expected to impact gross margins during the last half of 2009.  For additional information on the planned closure of the Jay, Maine mill, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the tax credit, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

Printing & Writing

For the three months ended June 30, 2009, Printing & Writing recorded net sales of $86.9 million, a decrease of 9% from reported net sales in the second quarter of 2008 of $95.6 million.  Shipments decreased approximately 5% quarter-over-quarter with 63,006 tons shipped during the second quarter of 2009 and 66,120 tons shipped during the second quarter of 2008.  The decline in shipments was primarily due to continued weak market demand.  The impact of the decline in shipment volume was compounded by a decline in average net selling price of approximately 4% or nearly $4 million, with the entire decline a result of product mix erosion.

Year-to-date net sales for Printing & Writing declined 14% to $166.5 million in 2009 from $193.5 million in 2008.  Shipment volume decreased 14% year-over-year with 119,864 tons shipped during the six months ended June 30, 2009, and 138,683 tons shipped during the six months ended June 30, 2008.  Similar to the quarter-over-quarter comparison, the decline in shipments was primarily due to weak market demand combined with reduced volumes associated with the closure of the Groveton, New Hampshire paper mill.  Average net selling price declined less than 1% or less than $1 million during the first half of 2009 as compared to the same period in 2008, with actual selling price improvements nearly offsetting degradation in product mix.

Printing & Writing’s second quarter 2009 and 2008 gross profit margins were 8% and 3% of net sales, respectively.  Quarter-over-quarter, significant favorable declines in costs of market pulp and energy more than offset the decline in average net selling price and costs associated with market-related downtime.  In addition, costs associated with the planned closure of the Appleton, Wisconsin converting facility negatively impacted the second quarter of 2009 gross profit margins by approximately $0.4 million, or less than 1 percentage point. Similarly, gross profit margins for the second quarter of 2008 were unfavorably impacted by $1.1 million, or approximately 1 percentage point, as a result of depreciation on assets and other associated closure costs related to the closure of the Groveton, New Hampshire paper mill.

Year-to-date, Printing & Writing recorded a positive gross profit margin of 8% in 2009 compared to a negative gross margin of 1% in 2008.  The year-over-year six month comparisons were impacted by the same factors as in the quarterly comparison.  Gross profit margins for the first half of 2009 were unfavorably impacted by $0.8 million, or less than 1 percentage point, as a result of costs associated with the planned closure of the Appleton, Wisconsin converting facility.  In 2008, gross margins were unfavorably impacted by $7.9 million, or approximately 4 percentage points, as a result of depreciation on assets and other associated closure costs related to the shutdown of the Groveton, New Hampshire paper mill.

Additional charges related to the planned closure of the Appleton, Wisconsin converting facility of approximately $0.5 million are expected to impact gross margins during the last half of 2009.  For additional information on the planned closure of the Appleton, Wisconsin converting facility and the closure of the Groveton, New Hampshire paper mill, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Towel & Tissue

Towel & Tissue net sales remained flat for the three-month period ended June 30, 2009, as compared to the same period in 2008.  For the three-months ended June 30, 2009 and 2008, net sales were $84.1 million and $84.2 million, respectively. Total shipments during the second quarter of 2009 decreased 2% to 44,684 tons from 45,685 tons during the same period last year.  Average net selling price increased approximately 3%, or more than $2 million, in the second quarter of 2009 over the second quarter of 2008, with actual net selling price increases providing more than two-thirds of the improvement and the remaining average net selling price gain a result of product mix enhancements.

Net sales for the first six months of 2009 and 2008 were $157.9 million and $158.8 million, respectively, for Towel & Tissue—a decline of less than 1%.  Impacted by an estimated 9% decline in year-to-date market demand for “away-from-home” towel and tissue products and our continued focus on higher-margin value-added product grades, total year-to-date shipments decreased 4% to 83,679 tons from 87,093 tons during the same period last year.  Average net selling price increased approximately 4%, or nearly $7 million, in the first half of 2009 compared to the first half of 2008, with approximately three-quarters of the improvement due to actual net selling price increases and the remaining average net selling price gain a result of improvements in product mix.

Gross profit margins for Towel & Tissue were 22% in the second quarter of 2009 compared to 16% in the second quarter of 2008.  In the quarter-over-quarter comparison, increased average net selling prices, as well as favorable declines in wastepaper and energy prices more than offset unfavorable increases in material consumption and other manufacturing costs.

The gross profit margin for Towel & Tissue was 20% in the first half of 2009 compared to 16% during the same period in 2008.  Year-over-year, increased average net selling prices, as well as favorable declines in wastepaper and energy prices more than offset unfavorable increases in prices of purchased towel and tissue parent rolls and one-time costs incurred as a result of the towel machine rebuild at the Middletown, Ohio mill.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Selling and administrative expense	$20,514	$21,708	$39,545	$42,663
Percent (decrease) increase	(6%)	2%	(7%)	1%
As a percent of net sales	8%	7%	8%	7%

Selling and administrative expenses in the second quarter of 2009 were $20.5 million compared to $21.7 million in the same period of 2008.  Stock-based incentive compensation programs resulted in expense of $1.1 million for the three months ended June 30, 2009, compared to a credit of $0.1 million for the three months ended June 30, 2008.  After adjusting for stock-based incentive compensation programs, the majority of the quarter-over-quarter decline in selling and administrative expense was due to decreased advertising, promotional, and travel and entertainment expenses.

Selling and administrative expenses for the six months ended June 30, 2009 were $39.6 million compared to $42.7 million in the same period of 2008.  Stock-based incentive compensation programs resulted in expense of $0.4 million for the first six months of 2009, compared to a credit of $0.2 million for the first six months of 2008.  After adjusting for stock-based incentive compensation programs, the majority of the decrease in selling and administrative expense for the first six months of 2009 as compared to the same period is 2008 was due to the same factors as the quarterly comparison.

Restructuring Charge

For the three and six months ended June 30, 2009, we recorded pre-tax restructuring charges of $3.1 million and $3.9 million, respectively, related to employee severance and benefit continuation costs, and other associated closure costs directly related to the closure of the Specialty Products’ Jay, Maine paper mill, the planned closure of Printing & Writing’s converting facility in Appleton, Wisconsin, and the closure of Printing & Writing’s Groveton, New Hampshire paper mill.  Additional pre-tax restructuring charges directly related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility of approximately $1.7 million are expected to be incurred during the remainder of 2009.

For the three and six months ended June 30, 2008, we recorded pre-tax restructuring charges of $12.8 million and $14.0 million, respectively, related to employee severance and benefits costs, contract termination costs, and other associated closure costs directly related to the sale of the roll-wrap portion of our Specialty Products’ business and the closure of Printing & Writing’s Groveton, New Hampshire paper mill.

For additional information, please refer to “Note 3 – Restructuring and Divestitures” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Interest expense	$3,069	$2,510	$5,728	$5,331
Other (expense) income, net	(1)	57	65	241

Interest expense in the second quarter of 2009 was $3.1 million compared to interest expense of $2.5 million in the second quarter of 2008.  For the first six months of 2009, interest expense increased to $5.7 million from $5.3 million of interest expense recorded during the same period in 2008.  The increase in both the quarter-over-quarter and year-over-year comparisons is due to higher average debt balances over the comparative periods somewhat offset by lower variable interest rates on certain debt instruments.  Total debt was $176.0 million and $152.4 million at June 30, 2009 and 2008, respectively.  Total debt at December 31, 2008, was $192.0 million.  We will to continue to focus on reducing our total debt over the second half of 2009, although average debt balances will still remain mildly higher than those during 2008.  However, as a result of lower variable interest rates on certain debt instruments, interest expense for the remainder of 2009 is expected to be comparable with 2008 levels.  Other (expense) income, consisting principally of interest income in 2008, during the second quarter and year-to-date periods of 2009 as compared with the prior year, is lower as a result of decreases in average cash and cash equivalent balances and a significant reduction of our use of short-term investments due to significant declines in available interest rates on such investments.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Credit for income taxes	$(1,149)	$(5,627)	$(1,961)	$(9,624)
Effective tax rate	37.5%	37%	37.5%	37%

The effective tax rates for the periods presented are indicative of our normalized tax rate.  The effective tax rate for 2009 is expected to remain at 37.5%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2009	2008

Net cash provided by operating activities	$ 52,818	$ 8,706
Capital expenditures	31,231	14,362

The increase in net cash provided by operating activities for the six months ended June 30, 2009, compared to June 30, 2008, was primarily due to a reduction in the net loss, increases in depreciation, depletion, and amortization charges, which is included in income but does not affect cash, and a significant reduction in inventories.

Capital spending for the first six months of 2009 was $31.2 million compared to $14.4 million during the first six months of 2008.  The increase in capital expenditures in the first half of 2009 as compared to the same period in 2008 is due to the $32 million towel machine rebuild in our Towel & Tissue segment and $15 million fiber handling project at Printing & Writing’s Brokaw, Wisconsin mill.  The towel machine rebuild was completed on schedule during the first quarter of 2009 and the fiber handling project is expected to be completed during the third quarter of 2009.  Total capital spending for the full-year of 2009 is expected to be approximately $45 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in an after-tax gain of $29 million.  Since introducing the timberland sales program, we have sold approximately 25,700 acres and have realized after-tax earnings of approximately $22.4 million.  During the second quarter of 2009, we sold approximately 700 acres of timberlands, resulting in an after-tax gain of $0.4 million, compared to sales of approximately 900 acres of timberlands, resulting in an after-tax gain of $0.8 million, during the same period of 2008.  Year-to-date, we have sold approximately 800 acres of timberlands, resulting in an after-tax gain of $0.4 million, compared to sales of approximately 2,200 acres of timberlands, resulting in an after-tax gain of $2.1 million, during the first six months of 2008.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed dramatically as a result of the weakened economy.  We have not committed to implement additional timberland sales programs in the future. Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 8 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

(all dollar amounts in thousands)	June 30,	December 31,
	2009	2008

Short-term debt	$ 68	$ 51
Long-term debt	175,957	191,963
Total debt	176,025	192,014
Stockholders’ equity	206,648	207,581
Total capitalization	382,673	399,595
Long-term debt/capitalization ratio	46%	48%

As of June 30, 2009, total debt decreased to $176.0 million from the $192.0 million borrowed at December 31, 2008.  We had $45.0 million in outstanding borrowings under our $165 million unsecured revolving-credit agreement that expires July 27, 2011.  In addition, at June 30, 2009, we had $7.8 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $165 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper.

On March 27, 2009, we amended our existing $165 million unsecured revolving-credit and the $103.5 million of unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At June 30, 2009, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2009.

At June 30, 2009, the amount of commercial paper outstanding and the $68.5 million of unsecured private placement notes maturing on August 31, 2009, have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under the revolving-credit agreement.

On June 30, 2009, we had approximately $92.5 million available borrowing capacity under the bank facility that expires on July 27, 2011.  We believe that the available credit under our credit agreements and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, working capital, and investing activities during the remainder of 2009.  At this time, we will not pursue the $15 million of secured debt approved by our Board of Directors in the first quarter of 2009.

At December 31, 2008, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the three and six months ended June 30, 2009.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

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

The annual meeting of shareholders of the Company was held on April 16, 2009.

The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Matter	Shares Voted
	For	Withheld

1. Election of Class I directors
G. Watts Humphrey, Jr.	24,344,262	21,557,192
San W. Orr, Jr.	23,608,996	22,292,458

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

WAUSAU PAPER CORP.

August 10, 2009

SCOTT P. DOESCHER

Scott P. Doescher

Executive Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002