Form 10-Q
period 2009-09-30
WAUSAU PAPER CORP.
filed 2009-11-06
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of common shares outstanding at October 31, 2009 was 48,924,912.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Nine Months Ended
	September 30, 2009 (unaudited) and
	September 30, 2008 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, September 30, 2009 (unaudited)
	and December 31, 2008 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Nine Months Ended
	September 30, 2009 (unaudited) and
	September 30, 2008 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-16

Item 2.	Management’s Discussion and
	Analysis of Financial Condition
	and Results of Operations	17-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

____________________________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

_____________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2009	2008	2009	2008

Net sales	$273,447	$312,162	$774,392	$916,091
Cost of sales	224,066	282,589	681,142	850,814
Gross profit	49,381	29,573	93,250	65,277

Selling and administrative	21,998	23,026	61,543	65,689
Restructuring	1,047	1,880	4,937	15,841
Operating profit (loss)	26,336	4,667	26,770	(16,253)

Interest expense	(2,443)	(2,352)	(8,171)	(7,683)
Other income, net	30	29	95	270
Earnings (loss) before income taxes	23,923	2,344	18,694	(23,666)

Provision (credit) for income taxes	9,282	15	7,321	(9,609)

Net earnings (loss)	$ 14,641	$ 2,329	$ 11,373	$(14,057)

Net earnings (loss) per share–basic and diluted	$ 0.30	$ 0.05	$ 0.23	$ (0.29)

Weighted average shares outstanding-basic	48,840	48,779	48,830	49,118
Weighted average shares outstanding-diluted	49,131	48,978	49,063	49,118

Dividends declared per common share	$ –	$ –	$ –	$ 0.17

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	September 30,	December 31,
	2009	2008
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 8,888	$ 4,330
Receivables, net	105,608	96,740
Refundable income taxes	520	5,510
Inventories, net	77,313	118,195
Deferred income taxes	2,776	5,793
Spare parts, net	27,860	27,375
Other current assets	4,860	4,619
Total current assets	227,825	262,562

Property, plant, and equipment, net	383,617	405,408
Other assets	47,432	42,880

Total Assets	$ 658,874	$ 710,850

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ 68	$ 51
Accounts payable	67,689	73,747
Accrued and other liabilities	78,858	69,934
Total current liabilities	146,615	143,732

Long-term debt	126,800	191,963
Deferred income taxes	21,968	25,588
Post-retirement benefits	70,188	70,552
Pension	38,585	38,901
Other noncurrent liabilities	32,471	32,533
Total liabilities	436,627	503,269

Stockholders’ equity	222,247	207,581

Total Liabilities and Stockholders’ Equity	$ 658,874	$ 710,850

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Nine Months Ended September 30,

(all dollar amounts in thousands)	2009	2008

Net cash provided by operating activities	$ 106,022	$ 8,180

Cash flows from investing activities:
Capital expenditures	(39,448)	(24,715)
Proceeds from property, plant, and equipment disposals	6,780	8,054

Net cash used in investing activities	(32,668)	(16,661)

Cash flows from financing activities:
Net issuances of commercial paper	1,389	17,425
Net borrowings under credit agreements	2,500	–
Payments under capital lease obligation and notes payable	(68,534)	(136)
Dividends paid	(4,151)	(12,567)
Payments for purchase of company stock	–	(8,496)

Net cash used in financing activities	(68,796)	(3,774)

Net increase (decrease) in cash and cash equivalents	4,558	(12,255)
Cash and cash equivalents, beginning of period	4,330	18,121

Cash and cash equivalents, end of period	$ 8,888	$ 5,866

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

Note 2.

New Accounting Pronouncements and Other Items

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Subtopic 855-10 (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, Subtopic 855-10 requires an entity to disclose the date through which subsequent events have been evaluated.  Subtopic 855-10 became effective and we adopted the provisions of this pronouncement beginning with the quarter ended June 30, 2009.  We have evaluated subsequent events through November 9, 2009, the date of the issuance of our condensed consolidated financial statements.  The adoption of Subtopic 855-10 did not have an impact on the condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC Subtopic 105-10 (originally issued as SFAS No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”).  Subtopic 105-10 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Subtopic 105-10 is effective for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

The Internal Revenue Code provides for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  The credit is equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Specialty Products’ mill in Mosinee, Wisconsin was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  At September 30, 2009, there are $2.8 million in alternative fuel mixture tax credits included in receivables, net, on the Condensed Consolidated Balance Sheets.   Subsequent to September 30, 2009, we have received $1.2 million of these refunds from the IRS.  We expect to receive the remaining refunds in the fourth quarter of 2009.  For the three and nine months ended September 30, 2009, the cost of sales in the Condensed Consolidated Statements of Operations includes credits for eligible alternative fuel mixture tax refunds of $4.0 million and $9.7 million, respectively, which represent eligible alternative fuel mixture credits earned for each period less associated expenses of $0.3 million and $0.7 million, respectively.

Note 3.

Restructuring

In August 2008, we announced plans to permanently shut down one of the two paper machines at our Specialty Products’ paper mill in Jay, Maine.  The shutdown of this machine was completed in December 2008.  In March 2009, we announced further plans to permanently shut down the remaining paper machine and cease all operations at the Jay, Maine paper mill.  The paper mill was closed during the second quarter of 2009.  There were no significant closure charges incurred during the three months ended September 30, 2009, related to the closure of the Jay, Maine paper mill.

The following table sets forth information with respect to pre-tax closure charges included in cost of sales in the Condensed Consolidated Statements of Operations as a result of the closure of the Jay, Maine paper mill:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands)	2009	2008	2009	2008

Depreciation on assets	$ –	$ 1,472	$ 18,951	$ 1,472
Inventory write-down and other associated costs	–	615	1,980	615

Total	$ –	$ 2,087	$ 20,931	$ 2,087

The following table sets forth information with respect to pre-tax restructuring expenses as reflected in the Condensed Consolidated Statements of Operations as a result of the closure of the Jay, Maine paper mill:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands)	2009	2008	2009	2008

Severance and benefit continuation costs	$ 352	$ 1,146	$ 2,765	$ 1,146
Other associated costs	343	503	1,248	503

Total	$ 695	$ 1,649	$ 4,013	$ 1,649

At September 30, 2009, approximately $0.5 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $0.7 million are anticipated to be incurred during the remainder of 2009, all of which are expected to impact restructuring expense in the Consolidated Statement of Operations.

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

The following table sets forth information with respect to pre-tax closure charges included in cost of sales in the Condensed Consolidated Statements of Operations as a result of the closure of the Appleton, Wisconsin converting facility:

	Three Months Ended	Nine Months Ended
(all amounts in thousands)	September 30, 2009	September 30, 2009

Depreciation on assets	$ 111	$ 108
Other associated costs	110	877

Total	$ 221	$ 985

Restructuring expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, includes $0.2 million and $0.5 million, respectively, in pre-tax charges related to severance and benefit continuation costs.

At September 30, 2009, approximately $0.5 million was recorded as a current liability for restructuring expenses, consisting primarily of severance and benefit continuation costs.  Additional pre-tax closure charges of approximately $0.5 million, primarily related to equipment relocation costs, are anticipated to be incurred during the remainder of 2009.  Of the remaining pre-tax closure charges, $0.4 million is anticipated to impact cost of sales, with the remaining $0.1 million expected to impact restructuring expense in the Condensed Consolidated Statements of Operations.

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc.  We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period that expired on July 2, 2008.  We have retained and intend to sell the real property at the remaining roll wrap production facility.  At September 30, 2009, the facility met the classification requirements of net assets held for sale as defined in FASB ASC Subtopic 360-10 (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).  Accordingly, the remaining land, buildings, and land improvements less accumulated depreciation are classified as net assets held for sale, which are included in other current assets on the Condensed Consolidated Balance Sheets.

The cost of sales, as reflected in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2009, includes pre-tax charges of $0.1 million in related closure costs.  The following table sets forth information with respect to pre-tax restructuring expenses as reflected in the Condensed Consolidated Statements of Operations as a result of the sale and closure of the roll wrap business:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands)	2009	2008	2009	2008

Severance and benefit continuation costs	$ –	$ 16	$ –	$ 290
Other associated costs	74	29	91	168

Total	$ 74	$ 45	$ 91	$ 458

No significant additional costs related to the sale and closure of the roll wrap business are expected to be incurred during the remainder of 2009.

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

The following table sets forth information with respect to pre-tax restructuring expenses (credits) as reflected in the Condensed Consolidated Statements of Operations as a result of the closure of the Groveton, New Hampshire paper mill:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands)	2009	2008	2009	2008

Contract termination costs (credits)	$ 98	$ (574)	$ 310	$12,184
Other associated costs	–	747	–	1,537

Total	$ 98	$ 173	$ 310	$13,721

At September 30, 2009, we have recorded a current liability and long-term liability for restructuring expenses of $1.6 million and $8.1 million, respectively, consisting of contract termination costs. We will continue to make payments related to the contract over the contractual term.  No significant additional closure charges related to the closure of the Groveton mill are anticipated during the remainder of 2009.

Note 4.

Income Taxes

We have adopted the provisions of FASB ASC Subtopic 740-10 (originally issued as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  Subtopic 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.

At September 30, 2009, we have recorded a gross liability for unrecognized tax benefits of $1.0 million, all of which would impact our effective tax rate if recognized.  There was no material change in the amount or components of the gross liability for unrecognized tax benefits from those recorded at December 31, 2008.  We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Condensed Consolidated Statements of Operations.  At September 30, 2009, we have recorded a liability for potential interest and penalties of approximately $0.5 million, which is included in the liability for uncertain tax positions.  The total liability for uncertain tax positions at September 30, 2009, was $1.5 million, with $0.3 million of the liability recorded as a current liability and $1.2 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2006, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2009	2008	2009	2008

Net earnings (loss)	$ 14,641	$ 2,329	$ 11,373	$(14,057)

Basic weighted average common shares outstanding	48,840	48,779	48,830	49,118
Effect of dilutive securities:
Share-based compensation awards	291	199	233	–

Diluted weighted average common shares outstanding	49,131	48,978	49,063	49,118

Net earnings (loss) per share–basic and diluted	$ 0.30	$ 0.05	$ 0.23	$ (0.29)

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended September 30, 2009 and 2008, stock-based grants for 1,435,281 shares and 1,933,624 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.  For the nine months ended September 30, 2009, stock-based grants for 1,962,846 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss reported for the nine months ended September 30, 2008, stock-based grants for 2,255,859 shares were considered to be antidilutive.

Note 6.

Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2009	2008

Trade	$ 99,130	$ 93,327
Other	8,074	4,336
	107,204	97,663
Less: allowances for doubtful accounts	(1,596)	(923)

	$ 105,608	$ 96,740

Note 7.

Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2009	2008

Raw materials	$ 27,981	$ 46,515
Work in process and finished goods	85,354	115,539
Supplies	6,395	7,390
Inventories at cost	119,730	169,444
Less: LIFO reserve	(42,417)	(51,249)

	$ 77,313	$ 118,195

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $699.7 million as of September 30, 2009, and $748.9 million as of December 31, 2008.  The provision for depreciation, amortization, and depletion for the three months ended September 30, 2009 and 2008, was $14.0 million and $15.6 million, respectively.  The provision for depreciation, amortization, and depletion for the nine months ended September 30, 2009 and 2008, was $61.0 million and $50.2 million, respectively.

Classified in cost of sales for the three months ended September 30, 2009, were net gains on sales of property, plant, and equipment of $2.9 million.  Net gains on sales of property, plant, and equipment of $2.8 million, including gains on sales of timberlands of $0.5 million, were classified in cost of sales for the nine months ended September 30, 2009.  Classified in cost of sales for the three and nine months ended September 30, 2008, were net gains on sales of property, plant, and equipment of $0.1 million and $4.1 million, respectively, including gains on sales of timberlands of $2.2 million and $5.5 million, respectively.

Note 9.

Debt

	September 30,	December 31,
(all dollar amounts in thousands)	2009	2008

Unsecured private placement notes	$ 35,000	$ 103,500
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	55,000	52,500
Commercial paper placement agreement	17,299	15,910
Note payable	161	195
Subtotal	126,460	191,105
Premium on unsecured private placement notes	408	909
Total debt	126,868	192,014
Less: current maturities of long-term debt	(68)	(51)
Total long-term debt	$ 126,800	$ 191,963

On March 27, 2009, we amended our existing $165 million unsecured revolving-credit and the $103.5 million of unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At September 30, 2009, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2009.

During the third quarter of 2009, we repaid $68.5 million of the unsecured private placement notes that matured on August 31, 2009.  To fund the retirement of the notes, we utilized available cash on hand and borrowed $35.0 million under our $125 million unsecured revolving-credit agreement that expires July 27, 2011.

At September 30, 2009, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under the revolving-credit agreement.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Service cost	$ 1,318	$ 1,593	$ 343	$ 450
Interest cost	3,102	3,102	1,118	1,165
Expected return on plan assets	(3,717)	(3,695)	–	–
Amortization of:
Prior service cost (benefit)	480	471	(873)	(867)
Actuarial loss	340	488	453	504
Settlements	250	–	–	–

Net periodic benefit cost	$ 1,773	$ 1,959	$ 1,041	$ 1,252

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Service cost	$ 4,074	$ 4,781	$ 1,061	$ 1,350
Interest cost	9,323	9,304	3,399	3,497
Expected return on plan assets	(11,226)	(11,085)	–	–
Amortization of:
Prior service cost (benefit)	1,473	1,411	(2,620)	(2,601)
Actuarial loss	934	1,464	1,359	1,512
Curtailments	520	–	(1,500)	–
Settlements	664	–	–	–

Net periodic benefit cost	$ 5,762	$ 5,875	$ 1,699	$ 3,758

For 2009, the curtailment recognized relates to the closure of our Specialty Products’ paper mill in Jay, Maine.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2008, that although we do not have a minimum funding requirement for defined benefit pension plans in 2009, we may elect to make contributions of up to $10.8 million directly to pension plans.  As of September 30, 2009, we have made payments of approximately $8.2 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.6 million directly to other post-retirement plans in 2009.  As of September 30, 2009, we have contributed approximately $3.6 million to our other post-retirement plans.

In addition, we previously disclosed in our consolidated financial statements for the year ended December 31, 2008, that we terminated the deferred-compensation agreements with certain present and past key officers and employees, and that we expected to make payments of approximately $8.1 million in 2009.  As of September 30, 2009, we have made deferred-compensation payments of approximately $0.8 million.  We expect to make payments of approximately $7.5 million in the fourth quarter of 2009 related to the termination of the deferred-compensation agreements.

Note 11.

Share-Based Compensation

We have adopted the provisions of FASB ASC Subtopic 718-10 (originally issued as SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2009, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.7 million and $2.6 million, respectively.  During the three and nine months ended September 30, 2008, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.8 million and $1.2 million, respectively.

Share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards are included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $1.5 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.7 years.

During the nine months ended September 30, 2009, we granted 248,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $10.46 per share.  In addition, as a component of the director compensation policy, we awarded 14,298 of performance units during the nine months ended September 30, 2009.

During the first nine months of 2009, we granted 66,000 shares of restricted stock.  The 66,000 shares were valued based upon the closing price of Wausau Paper’s common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock awards on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Any cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.  Total compensation expense recognized for restricted stock for the three and nine months ended September 30, 2009, was less than $0.1 million and $0.5 million, respectively.

On an annual basis, we generally grant performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first nine months of 2009, we granted 213,937 performance unit awards as part of a performance-based compensation award that vests subject to meeting certain performance criteria for the year ended December 31, 2009.  During the three and nine months ended September 30, 2009, we have recognized approximately $0.2 million and $0.8 million, respectively, in share-based compensation expense related to the performance-based awards for 2009, as it is probable a portion of the awards will vest as performance criteria are met.

In addition, during the first nine months of 2009, we granted 69,869 performance unit awards as part of a retention-based compensation award to certain employees of Wausau Paper.  The vesting of these performance unit awards is subject to the completion of a service requirement.  Compensation expense is recognized for these awards on a straight-line basis over the requisite service period of each award.  During the three and nine months ended September 30, 2009, we have recognized less than $0.1 million and $0.4 million, respectively, in share-based compensation expense related to these performance unit awards.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of Subtopic 718-10.  During the three and nine months ended September 30, 2009, we recognized expense of approximately $0.3 million and a credit of approximately $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and nine months ended September 30, 2008, we recognized expense of approximately $0.4 million and a credit of less than $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  Share-based compensation related to stock appreciation rights and dividend equivalents is included as a component of selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 12.

Interim Segment Information

Factors Used to Identify Reportable Segments

At September 30, 2009, our operations are classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales external customers:
Specialty Products	$ 93,757	$ 125,390	$ 270,280	$ 376,999
Printing & Writing	89,188	95,660	255,707	289,179
Towel & Tissue	90,502	91,112	248,405	249,913

	$ 273,447	$ 312,162	$ 774,392	$ 916,091

Operating profit (loss):
Specialty Products	$ 11,673	$ (1,052)	$ (2,481)	$ (3,292)
Printing & Writing	3,843	(725)	4,957	(29,792)
Towel & Tissue	15,932	9,328	36,983	23,737
Corporate & eliminations	(5,112)	(2,884)	(12,689)	(6,906)

	$ 26,336	$ 4,667	$ 26,770	$ (16,253)

	September 30,	December 31,
	2009	2008

Segment assets:
Specialty Products	$ 234,669	$ 279,354
Printing & Writing	178,432	180,221
Towel & Tissue	209,144	210,977
Corporate & Unallocated*	36,629	40,298

	$ 658,874	$ 710,850

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

Operations Review

Overview

	Three Months		Nine Months
Consolidated	Ended September 30,		Ended September 30,
(all dollar amounts in thousands, except per share data)	2009	2008	2009	2008

Net sales	$273,447	$312,162	$774,392	$916,091
Net earnings (loss)	14,641	2,329	11,373	(14,057)
Net earnings (loss) per share–basic and diluted	$ 0.30	$ 0.05	$ 0.23	$ (0.29)

In the third quarter of 2009, we reported net earnings of $14.6 million, or $0.30 per share, compared to prior year net earnings of $2.3 million, or $0.05 per share.  The net earnings for the third quarter of 2009 includes after-tax facility closure charges of $0.7 million, or $0.01 per share, primarily related to the closure of Specialty Products’ Jay, Maine paper mill and the planned closure of Printing & Writing’s Appleton, Wisconsin converting facility.  In addition, net earnings for the three months ended September 30, 2009, includes after-tax credits of $2.5 million, or $0.05 per share, related to a tax credit for the use of qualified alternative fuel mixtures at our Specialty Products’ mill in Mosinee, Wisconsin, and $1.7 million, or $0.03 per share, related to the sale of Specialty Products’ non-strategic yeast manufacturing operations.

Net earnings for the third quarter of 2008 included after-tax facility closure charges of $3.9 million, or $0.08 per share, primarily related to the closure of Printing & Writing’s Groveton, New Hampshire mill and the shutdown of a paper machine at Specialty Products’ Jay, Maine paper mill.  Also, the third quarter of 2008 included income tax benefits of $0.9 million, or $0.02 per share, related to the settlement of a Federal tax examination and closure of the related tax years, and an after-tax credit of $1.4 million, or $0.03 per share, related to the sale of timberlands.

For the nine months ended September 30, 2009, we reported net earnings of $11.4 million, or $0.23 per share, compared to a net loss of $14.1 million, or $0.29 per share in the first nine months of 2008.  The net earnings for the first nine months of 2009 includes after-tax facility closure charges of $16.7 million, or $0.34 per share, primarily related to the closure of Specialty Products’ Jay, Maine paper mill, the closure of Printing & Writing’s Groveton, New Hampshire paper mill, and the planned closure of Printing & Writing’s Appleton, Wisconsin converting facility.  In addition, the net earnings during the nine months ended September 30, 2009, includes after-tax charges of $1.9 million, or $0.04 per share, related to expenses incurred due to the start-up of Printing & Writing’s Bedford Park, Illinois distribution center and one-time expenses associated with the towel machine rebuild in our Towel & Tissue business segment.  Also, the net earnings for the nine months ended September 30, 2009, include after-tax credits of $6.1 million, or $0.12 per share, related to a tax credit for the use of qualified alternative fuel mixtures at our Specialty Products’ mill in Mosinee, Wisconsin, $1.7 million, or $0.03 per share, related to the sale of Specialty Products’ non-strategic yeast manufacturing operations, and $0.3 million, or $0.01 per share, related to the sale of timberlands.

The net loss for the first nine months of 2008 includes after-tax charges of $17.7 million, or $0.36 per share, related to the closure of Printing & Writing’s Groveton, New Hampshire mill, the sale and closure of Specialty Products’ roll wrap operations, and the shutdown of a paper machine at Specialty Products’ Jay, Maine paper mill.  The nine months ended September 30, 2008, also includes income tax benefits of $0.9 million, or $0.02 per share, related to the settlement of a Federal tax examination and closure of the related tax years and an after-tax credit of $3.4 million, or $0.07 per share, related to the sale of timberlands.

Net sales and product shipments both declined during the three and nine months ended September 30, 2009, as compared to the same period in 2008, due to continued demand weakness in numerous market categories and anticipated volume reductions resulting from facility closures.  Although weak economic and market conditions have continued, all three of our business segments reported operating profit improvement, excluding charges associated with facility closures and other one-time charges and credits, during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.  Additionally during 2009, we have taken actions to conserve cash, further reduce costs, and limit capital spending.  These actions included the suspension of cash dividends; the closure of Specialty Products’ Jay, Maine paper mill; and a reduction of operating costs through a series of workforce, capital spending, and working capital initiatives.  As a result of these actions, we have improved the cost structure of our business and have been successful in reducing debt as compared to the beginning of the year.  Also, we continue to pursue our core business strategies, focusing on strategic markets, product innovation, benchmark customer service, and operational excellence to drive long-term results.

For additional information on the facility closures, please refer to “Note 3 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the tax credit for the use qualified alternative fuel mixtures, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

	Three Months		Nine Months
Specialty Products	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$ 93,757	$125,390	$270,280	$376,999
Operating profit (loss)	11,673	(1,052)	(2,481)	(3,292)

Specialty Products’ financial performance in the third quarter of 2009 compared to the third quarter of 2008 continued to be negatively impacted by weak demand in virtually all market segments in which we compete, while a positive impact was gained from a decline in input costs during the same comparative periods.  During the three months ended September 30, 2009, we sold Specialty Products’ non-strategic yeast manufacturing operation, which positively impacted operating profits by approximately $2.7 million.  In addition, the May 2009 permanent closure of our paper mill in Jay, Maine, and the earlier sale and closure of Specialty Products’ roll wrap business negatively impacted operating profits by approximately $0.6 million and $3.8 million during the three months ended September 30, 2009 and 2008, respectively.

The Internal Revenue Code provides for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  The credit is equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Specialty Products’ mill in Mosinee, Wisconsin was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  For the three months ended September 30, 2009, operating profits were positively impacted by approximately $4.0 million due to the alternative fuel mixture tax credit.

During the first nine months of 2009 compared to the same period in 2008, the financial performance of the Specialty Products business segment was negatively impacted by market demand weakness, but similar to the third quarter comparison, a favorable impact was achieved from a decline in input costs, other cost reductions, and our restructuring initiatives.  Also, we reduced production capacity by approximately 13,700 tons during the first nine months of 2009 through market-related downtime.  During the nine months ended September 30, 2009, operating profits were positively impacted by a tax credit for the use of qualified alternative fuel mixtures of approximately $9.7 million.  In addition, during the first nine months of 2009, facility closure charges were approximately $25.1 million, primarily related to the closure of our paper mill in Jay, Maine.  In the first nine months of 2008, the sale and closure of Specialty Products’ roll wrap business negatively impacted operating profits by approximately $4.2 million.

Additional information on the closure of the Jay, Maine paper mill and sale and closure of roll wrap operations is available in “Note 3 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

	Three Months		Nine Months
Printing & Writing	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$89,188	$95,660	$255,707	$289,179
Operating profit (loss)	3,843	(725)	4,957	(29,792)

Printing & Writing’s financial performance in the third quarter of 2009 was negatively impacted by an estimated 14 percent decline in market demand for uncoated freesheet papers, which followed a similar decline in demand in the first two quarters of 2009.  As a result of market demand and our inventory levels, we reduced production capacity by approximately 2,400 tons through market-related downtime during the third quarter of 2009.

As part of a previously announced profit recovery plan, in late 2008 we announced the implementation of a converting and distribution initiative, which included the permanent closure of the converting facility in Appleton, Wisconsin.  The Appleton converting facility is expected to be closed prior to December 31, 2009, and the converting equipment is being relocated to our other Printing & Writing mills.  Facility closure costs, primarily related to the planned closure of the Appleton, Wisconsin converting facility, negatively impacted operating profits by approximately $0.5 million during the three months ended September 30, 2009.  As part of the converting and distribution initiative, we relocated distribution activities to a distribution hub in Bedford Park, Illinois during the second quarter of 2009, and in the third quarter we completed a $15 million fiber handling project at our Brokaw, Wisconsin paper mill.  During the three months ended September 30, 2008, operating profits were negatively impacted by approximately $2.4 million as a result of the closure of the paper mill in Groveton, New Hampshire.

Similar to the quarterly discussion, during the first nine months of 2009 as compared to 2008, the financial performance of the Printing & Writing business segment continued to be negatively impacted by weak market demand for uncoated freesheet papers, but also was able to achieve a significant favorable impact from a decline in input costs, other cost reductions, and our restructuring initiatives.  In response to weak market demand, we reduced production capacity by approximately 25,200 tons during the first nine months of 2009.  Facility closure costs, primarily related to the planned closure of the Appleton, Wisconsin converting facility, negatively impacted operating profits by approximately $1.9 million during the nine months ended September 30, 2009.  Also, during the first nine months of 2009, one-time expenses associated with the start-up of the Bedford Park distribution center negatively impacted operating profits by approximately $0.6 million.  In 2008, operating profits were negatively impacted by approximately $23.8 million in the first nine months as a result of the closure of the paper mill in Groveton, New Hampshire.

Additional information on the planned closure of the Appleton, Wisconsin converting facility and the closure of the Groveton, New Hampshire paper mill is available in “Note 3 –Restructuring” in the Notes to Condensed Consolidated Financial Statements.

	Three Months		Nine Months
Towel & Tissue	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Net sales	$90,502	$91,112	$248,405	$249,913
Operating profit	15,932	9,328	36,983	23,737

Towel & Tissue’s financial performance continued to strengthen during the third quarter of 2009, despite an estimated 6% decline in demand in the “away-from-home” towel and tissue market in which the business segment competes.  Product pricing remained relatively stable during the third quarter of 2009 as compared with the first half of 2009.

Towel & Tissue benefited from a favorable decline in input costs during the third quarter of 2009 as compared to the third quarter of 2008.  Further, we have achieved modest financial benefits from the towel machine rebuild that was completed in the first quarter of 2009.

Consistent with the quarterly analysis, Towel & Tissue’s financial performance was solid during the first nine months of 2009, despite an estimated 8% decline in demand in the “away-from-home” towel and tissue market in which the business segment competes.  The financial performance of Towel & Tissue during the first nine months of 2009 compared to the same period in 2008 was impacted by the same factors as described in the quarterly analysis.  We incurred one-time expenses of approximately $2.5 million related to the towel machine rebuild during the nine months ended September 30, 2009.

The previously mentioned towel machine rebuild is expected to increase our annual toweling capacity by 16,000 tons, providing substantial financial benefit.  With three days of machine downtime planned in the fourth quarter of 2009 to implement further improvements, full benefits of the $32.5 million rebuild are expected to be achieved early in 2010.  We remain focused on our efforts to expand our value-added product lines, such as our Green Seal™-certified products, in order to improve our competitive strength and operating margins.

Consolidated Outlook

The successful execution of our restructuring and cost reduction initiatives, cash conservation measures, and strategic capital program has allowed us to weather a severe economic recession while enhancing the long-term competitive position of our businesses.  Despite significant economic uncertainty, increasing fiber prices and scheduled maintenance downtime, we continue to devote unwavering attention to our core business strategies, focusing on strategic markets, product innovation, benchmark customer service, and operational excellence to drive long-term results.

Net Sales and Gross Profit on Sales

Consolidated	Three Months		Nine Months
(all dollar amounts in	Ended September 30,		Ended September 30,
thousands, except tons sold)	2009	2008	2009	2008

Net sales	$273,447	$312,162	$774,392	$916,091
Percent decrease	(12%)	(2%)	(15%)	(2%)
Tons sold	185,319	197,299	516,874	610,925
Percent decrease	(6%)	(16%)	(15%)	(13%)

Consolidated net sales and shipments decreased during the third quarter of 2009 as compared to the third quarter of 2008, due to continuing market demand weakness and anticipated volume reduction resulting from facility closures.  During the same comparative periods, average net selling price decreased approximately 7%, or more than $20 million, with actual net selling price decreases and product mix deterioration contributing nearly equally to the decline.

Consolidated net sales and shipments during the nine months ended September 30, 2009, declined from the same period in 2008.  Similar to the quarterly comparison, the reduction in tons shipped during the first nine months of 2009 as compared to the first nine months of 2008 was due to market demand weakness and anticipated volume reductions resulting from facility closures.  In addition, during the same comparative periods, average net selling price declined less than 1%, or approximately $2 million, with increases in actual net selling price nearly offsetting degradation in product mix.

	Three Months		Nine Months
Consolidated	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Gross profit on sales	$ 49,381	$ 29,573	$ 93,250	$ 65,277
Gross profit margin	18%	9%	12%	7%

Gross profit for the three months ended September 30, 2009, increased compared to the three months ended September 30, 2008.  The increase in gross profit in the quarter-over-quarter comparison is primarily due to significant favorable declines in quarter-over-quarter fiber and energy prices, the impact of the alternative fuel mixture tax credit, a gain on the sale of non-strategic assets, and other manufacturing cost benefits achieved from our cost reduction and restructuring initiatives.  These factors combined to more than offset a decline in average net selling prices and a decrease in gains from the sales of timberlands.  In total, fiber related costs decreased by approximately $19 million in the third quarter of 2009 compared to the third quarter of 2008, while energy prices decreased by more than $6 million over the same comparative period.  Also, there were no gains on sales of timberlands in the third quarter of 2009, while the third quarter of 2008 gross profit margin included gains on sales of timberlands of $2.2 million.  The alternative fuel mixture credit impacted gross profit by approximately $4.0 million in the third quarter of 2009.  Also, during the three months ended September 30, 2009, we sold Specialty Products’ non-strategic yeast manufacturing operation, which positively impacted gross profit by approximately $2.9 million. There was no significant impact on gross profit as a result of facility closure charges during the three months ended September 30, 2009.  During the three months ended September 30, 2008, we recognized $4.3 million of expense in cost of sales as a result of the closure of the Groveton, New Hampshire paper mill and shutdown of a paper machine at the Jay, Maine paper mill.

Year-to-date, gross profit increased in 2009 compared to the same period in 2008.  The increase in gross profit during the first nine months of 2009, as compared to the first nine months of 2008, is primarily due to considerable declines in fiber and energy prices, the impact of the alternative fuel mixture tax credit,  and a gain on the sale of non-strategic assets.  The favorable impacts more than offset a decrease in average net selling price, costs associated with market-related downtime, the gross profit impact of facility closure charges, a decrease in gains from the sales of timberlands, and increases in other manufacturing costs over the same comparative periods.  In total, fiber related costs decreased by approximately $51 million in the first nine months of 2009 compared to the same period of 2008, while energy prices decreased by nearly $13 million over the same comparative period.  During the first nine months of 2009, gains on sales of timberlands were $0.5 million, while gains on sales of timberlands during the first nine months of 2008 amounted to $5.5 million.  Also, the alternative fuel mixture credit impacted gross profit by approximately $9.7 million in the first three quarters of 2009, while the sale of our non-strategic yeast manufacturing operation, impacted gross profit by approximately $2.9 million. In addition, gross profit margin in the nine months ended September 30, 2009, were negatively impacted by combined facility closure charges of approximately $22.0 million primarily related to the closure of the Jay, Maine paper mill and the planned closure of the Appleton, Wisconsin converting facility.  During the nine months ended September 30, 2008, we recognized $12.2 million of expense in cost of sales as a result of the facility closure charges related to the closure of the Groveton, New Hampshire paper mill and the shutdown of a paper machine at the Jay, Maine paper mill.

For additional information on the facility closures, please refer to “Note 3 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

	September 30,
Consolidated Order Backlogs	2009	2008

Order backlogs in tons:
Specialty Products	43,200	32,600
Printing & Writing	8,700	5,200
Towel & Tissue	3,800	3,900

	55,700	41,700

Backlog tons at September 30, 2009, represent $76.3 million in sales compared to $65.1 million in sales at September 30, 2008.  The entire backlog at September 30, 2009, is expected to be shipped during the remainder of 2009.

Specialty Products

	Three Months		Nine Months
(all dollar amounts in thousands,	Ended September 30,		Ended September 30,
except tons sold)	2009	2008	2009	2008

Net sales	$93,757	$125,390	$270,280	$376,999
Percent (decrease) increase	(25%)	4%	(28%)	2%
Tons sold	71,746	84,175	199,758	272,025
Percent decrease	(15%)	(11%)	(27%)	(8%)

Specialty Products’ net sales and shipments during the third quarter of 2009 both decreased from the same period in 2008.  The decline in shipments was predominantly due to the closure of the paper mill in Jay, Maine.  Also, Specialty Products experienced a decrease in average net selling price of approximately 14%, or nearly $15 million, with approximately two-thirds of the decline a result of deterioration in product mix, and the remaining decline a result of actual net selling price decreases.

For the first nine months of 2009, Specialty Products’ net sales and products shipped also declined as compared to the first nine months of 2008.  The factors causing the decline in shipments over the year-to-date comparative periods are the closure of the paper mill in Jay, Maine, and demand weakness resulting in reduced volumes.  The impact of the decline in shipment volume was compounded by a decline in average net selling price of approximately 4%, or more than $12 million, with actual net selling price decreases and product mix deterioration contributing nearly equally to the decline.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Gross profit margin	19%	5%	6%	4%
Specific items impacting gross profit margin:
Impact of altnerative fuel mixture credit	4%	–	4%	–
Impact of sale of yeast manufacturing operations	3%	–	1%	–
Impact of closure of Jay, Maine paper mill	–	(2%)	(8%)	(1%)

Excluding the impacts of the alternative fuel mixture tax credit, the sale of our non-strategic yeast manufacturing operations, and the closure of the Jay, Maine paper mill, Specialty Products’ gross profit margin improved in the third quarter of 2009 compared to the third quarter of 2008.  Favorable declines in the costs of market pulp and energy combined with significant cost benefits from our restructuring initiatives, including the closing of the Jay, Maine paper mill, more than offset the negative impact of a substantial decline in average net selling prices.

Similarly, excluding the impacts of the items shown in the previous table, Specialty Products’ gross profit margin increased during the first nine months of 2009 as compared to the same period in 2008.  The year-over-year nine month comparison was impacted by the same factors as discussed in the quarterly comparison.

For additional information on the closure of the Jay, Maine mill, please refer to “Note 3 – Restructuring” in the Notes to Condensed Consolidated Financial Statements. For additional information on the alternative fuel mixture credit, please refer to “Note 2 – New Accounting Pronouncements and Other Items” in the Notes to Condensed Consolidated Financial Statements.

Printing & Writing

	Three Months		Nine Months
(all dollar amounts in thousands,	Ended September 30,		Ended September 30,
except tons sold)	2009	2008	2009	2008

Net sales	$89,188	$95,660	$255,707	$289,179
Percent decrease	(7%)	(20%)	(12%)	(15%)
Tons sold	66,116	64,817	185,980	203,500
Percent increase (decrease)	2%	(32%)	(9%)	(26%)

For the three months ended September 30, 2009, Printing & Writing’s net sales decreased as compared to the third quarter of 2008, while shipments increased during the same comparative periods.  The increase in shipments was more than offset by a decline in average net selling price of approximately 9%, or more than $8 million, with approximately two-thirds of the decline a result of actual net selling price decreases and the remaining decline a result of deterioration in product mix.

Year-to-date, Printing & Writing’s net sales and shipments declined in 2009 from the same period in 2008.  The decline in shipments was primarily due to market demand weakness during the first nine months of 2009 as compared to the first nine months of 2008.  The decline in shipments was compounded by a decrease in average net selling price of approximately 3%, or more than $8 million, with degradation in product mix more than offsetting actual net selling price improvements.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Gross profit margin	11%	6%	9%	1%
Specific items impacting gross profit margin:
Impact of Groveton paper mill closure	–	(2%)	–	(4%)

Printing & Writing’s gross profit margin, excluding the impact of facility closure charges, increased in the third quarter of 2009 as compared to the third quarter of 2008.  Quarter-over-quarter, significant favorable declines in costs of market pulp and energy more than offset a decline in average net selling price.

Also, year-to-date, Printing & Writing’s gross profit margin, excluding the impact of facility closure charges, increased in 2009 as compared to the same year-to-date period in 2008.  Year-over-year, favorable declines in costs of market pulp and energy more than offset a decline in average net selling price and costs associated with market-related downtime.

For additional information on the closure of the Groveton, New Hampshire paper mill, please refer to “Note 3 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.

Towel & Tissue

	Three Months		Nine Months
(all dollar amounts in thousands,	Ended September 30,		Ended September 30,
except tons sold)	2009	2008	2009	2008

Net sales	$90,502	$91,112	$248,405	$249,913
Percent (decrease) increase	(1%)	15%	(1%)	11%
Tons sold	47,457	48,307	131,136	135,400
Percent (decrease) increase	(2%)	8%	(3%)	5%

Towel & Tissue’s net sales and shipments both declined in the three months ended September 30, 2009, as compared to the same period in 2008.  Average net selling price increased approximately 2%, or nearly $2 million, in the third quarter of 2009 over the third quarter of 2008, with actual net selling price increases providing approximately two-thirds of the improvement and the remaining average net selling price gain a result of product mix enhancements.

Net sales and shipments for the first nine months of 2009 also declined in comparison to the first nine months of 2008.  Towel & Tissue was impacted by an estimated 8% decline in year-to-date market demand for “away-from-home” towel and tissue products in the market segments in which we compete.  Average net selling price increased approximately 4%, or nearly $9 million, in the first nine months of 2009 compared to the same period in 2008, with approximately three-quarters of the improvement due to actual net selling price increases and the remaining average net selling price gain a result of improvements in product mix.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Gross profit margin	24%	16%	21%	16%

Gross profit margin for Towel & Tissue in the third quarter of 2009 increased compared to the third quarter of 2008.  In the quarter-over-quarter comparison, increased average net selling prices, declines in prices of energy, wastepaper, and purchased towel and tissue parent rolls were the main drivers of the increase in quarter-over-quarter gross profit margin.

Similar to the quarter-over-quarter comparison, the gross profit margin for Towel & Tissue increased in the first nine months of 2009 compared to the same period in 2008.  The year-over-year nine month comparisons were impacted by the same factors as in the quarterly comparison.

Selling and Administrative Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Selling and administrative expense	$ 21,998	$ 23,026	$ 61,543	$ 65,689
Percent (decrease) increase	(4%)	9%	(6%)	4%
As a percent of net sales	8%	7%	8%	7%

Selling and administrative expenses in the third quarter of 2009 were $22.0 million compared to $23.0 million in the same period of 2008.  Stock-based incentive compensation programs resulted in expense of $1.6 million for both the three months ended September 30, 2009 and 2008.  After adjusting for stock-based incentive compensation programs, decreased supplies and travel and entertainment expenses accounted for the majority of the quarter-over-quarter change in selling and administrative expense.

Selling and administrative expenses for the nine months ended September 30, 2009, were $61.5 million compared to $65.7 million in the same period of 2008.  Stock-based incentive compensation programs resulted in expense of $2.0 million for the nine months ended September 30, 2009, compared to expense of $1.5 million for the nine months ended September 30, 2008.  After adjusting for stock-based incentive compensation programs, decreased advertising, legal, consulting, and travel and entertainment expenses accounted for the majority of the year-over-year change in selling and administrative expense.

Restructuring Charges

For the three and nine months ended September 30, 2009, we recorded pre-tax restructuring charges of $1.0 million and $4.9 million, respectively, primarily related to employee severance and benefit continuation costs, and other associated closure costs directly related to the closure of the Specialty Products’ Jay, Maine paper mill, and the planned closure of Printing & Writing’s converting facility in Appleton, Wisconsin.  Additional pre-tax restructuring charges directly related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility of approximately $0.8 million are expected to be incurred during the fourth quarter of 2009.

For the three and nine months ended September 30, 2008, we recorded pre-tax restructuring charges of $1.9 million and $15.8 million, respectively, related to employee severance and benefits costs, contract termination costs, and other associated closure costs directly related to the sale and closure of the roll wrap portion of our Specialty Products’ business, the closure of our Printing & Writing’s Groveton, New Hampshire mill, and the machine shutdown at our Specialty Products’ Jay, Maine mill.

For additional information regarding facility closures, please refer to “Note 3 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Interest expense	$ 2,443	$ 2,352	$ 8,171	$ 7,683
Other income, net	30	29	95	270

Interest expense in the third quarter of 2009 was $2.4 million, which is comparable to interest expense in the third quarter of 2008.  For the first nine months of 2009, interest expense increased to $8.2 million from $7.7 million of interest expense recorded during the same period in 2008.  The increase in the year-over-year comparison is due to higher average debt balances over the comparative periods somewhat offset by lower variable interest rates on certain debt instruments.  Total debt was $126.9 million and $156.2 million at September 30, 2009 and 2008, respectively.  Total debt at December 31, 2008, was $192.0 million.  We anticipate average debt balances and average interest rates on our debt to both decline during the fourth quarter of 2009 as compared to the fourth quarter of 2008, and therefore we expect interest expense to be moderately lower in the fourth quarter of 2009 as compared to 2008 levels.  Other income during the third quarter of 2009 is comparable with the same period in 2008.   Other income, consisting principally of interest income in 2008, during the year-to-date periods of 2009 as compared with the prior year, is lower as a result of a significant reduction in our use of short-term investments due to dramatic declines in available interest rates on such investments.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2009	2008	2009	2008

Provision (credit) for income taxes	$ 9,282	$ 15	$ 7,321	$(9,609)
Effective tax rate	39%	1%	39%	(41%)

The effective tax rates for the three and nine months ended September 30, 2009, were slightly impacted by a change in the Wisconsin state income tax law.  The effective tax rate for the remainder of 2009 is expected to be 38%.

During the third quarter of 2008, we settled an examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The settlement of the ongoing examination and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $0.9 million recorded in the three months ended September 30, 2008.  The effective tax rate for the first nine months of 2008, excluding the credit for income taxes as a result of the settlement, was 37%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2009	2008

Cash provided by operating activities	$ 106,022	$ 8,180
Capital expenditures	39,448	24,715

The increase in net cash provided by operating activities for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to net earnings in 2009 as compared to a net loss in 2008, increases in depreciation, depletion, and amortization charges, which is included in income but does not affect cash, a significant reduction in inventories, and other reductions in working capital.

Capital spending for the first nine months of 2009 was $39.4 million compared to $24.7 million during the first nine months of 2008.  The increase in capital expenditures in the first nine months of 2009 as compared to the same period in 2008 is primarily due to the $32.5 million towel machine rebuild in our Towel & Tissue segment and $15 million fiber handling project at Printing & Writing’s Brokaw, Wisconsin mill.  The towel machine rebuild was completed on schedule during the first quarter of 2009 and the fiber handling project was completed during the third quarter of 2009.  Total capital spending for the full-year of 2009 is expected to be approximately $45 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in after-tax earnings of $29 million.  Since introducing the timberland sales program, we have sold approximately 25,700 acres and have realized after-tax earnings of approximately $22.3 million.  There were no sales of timberlands during the third quarter of 2009.  During the third quarter of 2008, we sold approximately 1,600 acres of timberlands, resulting in an after-tax gain of $1.4 million.  Year-to-date, we have sold approximately 800 acres of timberlands, resulting in an after-tax gain of $0.3 million, compared to sales of approximately 3,800 acres of timberlands, resulting in an after-tax gain of $3.4 million, during the first nine months of 2008.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed dramatically as a result of the weakened economy.  We have not committed to implement additional timberland sales programs in the future. Gains on sales of timberlands are included in cost of sales in the Condensed Consolidated Statements of Operations.  For additional information on timberland sales gains, please refer to “Note 8 – Property, Plant, and Equipment” in the Notes to Condensed Consolidated Financial Statements.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2009	2008

Short-term debt	$ 68	$ 51
Long-term debt	126,800	191,963
Total debt	126,868	192,014
Stockholders’ equity	222,247	207,581
Total capitalization	349,115	399,595
Long-term debt/capitalization ratio	36%	48%

On March 27, 2009, we amended our existing $165 million unsecured revolving-credit and the $103.5 million of unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At September 30, 2009, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2009.

As of September 30, 2009, total debt decreased to $126.9 million from the $192.0 million borrowed at December 31, 2008.  During the third quarter of 2009, we repaid $68.5 million of the unsecured private placement notes that matured on August 31, 2009.  To fund the retirement of the notes, we utilized available cash on hand and borrowed $35.0 million under our $165 million unsecured revolving-credit agreement that expires July 27, 2011.  At September 30, 2009, we had a total of $55.0 million in outstanding borrowings under our $165 million unsecured revolving-credit agreement.  In addition, at September 30, 2009, we had $17.3 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  This agreement requires unused credit availability under our $165 million unsecured revolving-credit agreement equal to the amount of outstanding commercial paper.

At September 30, 2009, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under the revolving-credit agreement.

On September 30, 2009, we had approximately $73.0 million of available borrowing capacity under the bank facility that expires on July 27, 2011.  We believe that the available credit under our credit agreement and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, working capital, and investing activities during the remainder of 2009.

At December 31, 2008, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the three and nine months ended September 30, 2009.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 17, 2008, the Board of Directors declared a quarterly cash dividend of $0.085 per common share.  The dividend was paid on February 17, 2009, to shareholders of record on February 2, 2009.  On March 31, 2009, we announced the suspension of cash dividends in order to conserve cash and focus on debt reduction.  The suspension of dividends will result in cash savings of more than $16 million on an annualized basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2008.

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

WAUSAU PAPER CORP.

Date:  November 6, 2009

SCOTT P. DOESCHER

Scott P. Doescher

Executive Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002