Form 10-K
period 2009-12-31
WAUSAU PAPER CORP.
filed 2010-03-01
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

       (Mark One)

☒

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Non-accelerated filer  ☐

Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2009, the aggregate market value of the common stock shares held by non-affiliates was approximately $306,696,714.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 16, 2010, 49,016,063 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2010 annual meeting of shareholders

(to the extent noted herein): Part III

TABLE OF CONTENTS

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

15

Item 3.

Legal Proceedings

17

Item 4.

Reserved

17

Item 5.

Market For The Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities  18

PART II

Item 6.

Selected Financial Data

19

Item 7.

Management’s Discussion & Analysis of Financial Condition and Results of Operations  20

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

40

Item 8.

Financial Statements and Supplementary Data

41

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  81

Item 9A.

Controls and Procedures

81

Item 9B.

Other Information

81

PART III

Item 10.

Directors and Executive Officers of the Registrant

82

Item 11.

Executive Compensation

83

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  83

Item 13.

Certain Relationships and Related Transactions

84

Item 14.

Principal Accounting Fees and Services

84

PART IV

Item 15.

Exhibits, Financial Statement Schedules

85

-i-

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Information Concerning Forward-Looking Statements” in Item 7.  This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products.  At December 31, 2009, and during the year then ended, our operations were classified into three principal operating segments: Specialty Products, Printing & Writing, and Towel & Tissue, with all three business segments marketing their products under the Wausau Paper® trademark. On September 16, 2009, we announced a plan to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating segment.  The consolidation is effective on January 1, 2010, and does not impact the organization of the Towel & Tissue operating segment.  The 2010 consolidation of our Specialty Products and Printing & Writing businesses aligns our manufacturing capacity with five core markets – Food, Tape, Print & Color, Liner, and Industrial.  Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2009, we had approximately 2,300 employees at six operating facilities located in four states.

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

At December 31, 2009, our six operating facilities were organized into three business segments that are described below.

Specialty Products

Specialty Products produces a wide variety of technical specialty papers at two facilities located in Rhinelander, Wisconsin, and Mosinee, Wisconsin.  During the second quarter of 2009, we closed our facility in Jay, Maine.  The markets for technical specialty papers are diverse and highly fragmented.  Specialty Products’ market position varies by product, but it is a leading producer of supercalendered backing papers used as a base from which “peel-and-stick” pressure sensitive labels are dispensed.  These backing papers are designed for high-speed labeling machines, which apply labels on consumer products such as shampoo and deodorant.  Specialty Products is also North America’s largest producer of unsaturated masking tape base paper used in the production of masking tape.  Other products include a broad range of food and industrial papers used in a variety of applications including grease-resistant protective barrier paper for food packaging; interleaver paper used in steel processing and to protect polished steel after production; siliconized release papers used in pressure sensitive tapes, labels and composites; and coating and laminating base papers used in composite can construction.

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

Printing & Writing

Printing & Writing manufactures and converts fine printing and writing paper products.  At facilities in Brokaw, Wisconsin, and Brainerd, Minnesota, Printing & Writing produces and converts a broad line of premium uncoated printing, writing, imaging, text, cover, and board grades, in various weights, colors, sizes, and finishes.  During 2009, we relocated converting equipment from our facility in Appleton, Wisconsin, to the Brokaw, Wisconsin, and Brainerd, Minnesota, mills.  The distribution activities in Appleton, Wisconsin, were relocated to Bedford Park, Illinois, and operations at the Appleton, Wisconsin, converting facility were permanently ceased.  In 2009, approximately 52% of the fine printing and writing papers we produced were colored papers.  Distribution warehouses are currently maintained in Dallas, Texas; Allentown, Pennsylvania; Bedford Park, Illinois; and Los Angeles, California.

Under the Wausau Paper® trademark, products are marketed under a variety of brands, including Astrobrights®, Royal, Exact®, Professional Series™, Intrigue™ and Creative Collection™.  These papers are used for printed and photocopied documents such as flyers, annual reports, brochures, announcements, greeting cards, and luxury packaging.  Approximately 77% of Printing & Writing’s products are sold in sheet form to paper distributors, who sell to commercial printers, in-plant print shops, quick printers, and copy centers and to office supply and mass merchandisers through retail channels.  Products are also sold in roll form to converters that serve, as an example, the greeting card, envelope, and announcement industry.  The segment’s fine printing and writing sales are estimated to be approximately 2% to 3% of the total North American uncoated free-sheet market, although a greater share is held in certain segments of this market.

Competition in printing and writing grades comes from major integrated paper companies as well as smaller, non-integrated manufacturers, of which our principal competitors include International Paper Company, Domtar, Inc., Neenah Paper, Inc., Mohawk Fine Papers, Inc., Boise Cascade, LLC, and Finch Paper.

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

Export Sales

Currently, foreign sales represent approximately 8% of our consolidated net sales, with sales to Canada representing 6% of consolidated net sales. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

Raw Materials

Pulp is the basic raw material for paper production and represents approximately one-half of our raw material cost of making paper.  The Mosinee mill within the Specialty Products business segment is our only facility with a pulp producing operation. During 2009, the Mosinee pulp mill provided a percentage of the fiber needs to our Wisconsin paper operations as follows:  Mosinee, 59% and Rhinelander, 8%. The balance of our pulp needs at the Mosinee and Rhinelander mills and all of the pulp used at our other facilities (an aggregate of approximately 380,000 air-dried metric tons in 2009) was purchased on the open market, principally from pulp mills throughout the United States and Canada.  We have purchased, and may, from time to time in the future, purchase pulp futures contracts as a hedge against significant future increases in the market price of pulp.

In 2009, wood fiber that is required for operation of our pulp mill was purchased on the open market in the form of pulpwood and chips from independent contractors.  In addition, approximately 12% of the wood fiber consumed in pulping operations was produced from our own timberlands.  Open-market pulpwood was purchased from approximately 200 independent loggers at market prices under contracts that typically provide for the delivery of a specified amount of wood and are entered into on a quarterly basis.  Open-market chips were also purchased from independent sawmills.

Recycled, de-inked fiber with a high content of post-consumer waste is purchased from domestic suppliers as part of the fiber requirements for Printing & Writing’s recycled products. Recycled fiber is in adequate supply and readily obtainable.  Additionally, Towel & Tissue fulfills substantially all of its de-inked fiber needs from 100% recycled wastepaper, which is readily available from domestic suppliers.  In 2009, approximately 120,000 standard tons of wastepaper was consumed to produce approximately 50% of our parent roll requirements.  The balance of our parent roll requirements in 2009, or approximately 95,000 tons, was purchased from outside sources at then-current market prices.  In 2010, we expect to purchase approximately 80,000 tons of parent rolls from outside sources.

Various chemicals are used in the pulping and papermaking processes.  These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

Energy

Our paper mills consume significant amounts of electrical and steam energy, which are adequately supplied by public utilities or generated at facilities operated by us.  We generate approximately 35% of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower.  Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations.  We continue to explore alternative power sources as an ongoing business practice.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreements, but we are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2010 and 2019.  At December 31, 2009, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2010 and 2014. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Patents and Trademarks

Wausau Paper adopts trademarks and develops inventions, and we file trademark and patent applications for them as appropriate.  Trademarks include Wausau Paper®, EcoSelect™, ProPly®, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProTec®, Astrobrights®, Exact®, Bay West®, EcoSoft™, EcoSelect™, DublSoft®, OptiCore®, Revolution®, Dubl-Nature®, Dubl-Tough®, Wave ‘N Dry®, and the Royal family of marks (e.g., Royal Fiber®), among others.  Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets, and certain silicone release papers.  We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business.  We do not own or hold material licenses, franchises, or concessions.

Seasonal Nature of Business

The markets for some of the grades of paper we produce tend to be somewhat seasonal.  However, the marketing seasons for these grades are not necessarily the same.  Overall, we generally experience lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers following the year-end holiday season.

Working Capital

As is customary in the paper industry, we carry adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to our customers.

Major Customers

No single customer accounted for 10% or more of our consolidated net sales during 2009.  On a segment basis, two customers accounted for approximately 30% of our Printing & Writing business net sales and one customer accounted for approximately 13% of our Towel & Tissue net sales.  No single customer in Specialty Products’ business segment comprised 10% or more of the segment’s net sales.

Backlog

Consolidated order backlogs at December 31, 2009, increased to approximately 42,300 tons, representing $63.5 million in sales, compared to 25,000 tons, or $37.6 million of sales, at December 31, 2008. Consolidated order backlogs at December 31, 2007, were approximately 49,900 tons, or $65.4 million in sales.  A backlog of unmade customer orders is monitored to optimize paper machine production.  The entire backlog at December 31, 2009, is expected to be shipped during fiscal 2010. Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved development of a variety of new release liners for Specialty Products’ line of “peel-and-stick” liner papers, food-packaging/food-service papers, and the development of new color and writing grades at Printing & Writing.  Expenditures for product development were $2.4 million, $2.5 million, and $2.6 million in 2009, 2008, and 2007, respectively.

Environment

We are subject to extensive regulation by various federal, state, and local agencies concerning compliance with environmental control statutes and regulations.  These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require us to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase our capital requirements and certain operating expenses in future years.

We have a strong commitment to protecting the environment.  Like our competitors in the paper industry, we face increasing capital investments and operating expenses to comply with expanding and more stringent environmental regulations.  We estimate that our capital expenditures for environmental compliance purposes will approximate $2.3 million in 2010.

We believe that capital expenditures associated with compliance with environmental regulations will not have a material adverse effect on our competitive position, consolidated financial condition, liquidity, or results of operations.

We are not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act.  In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin.  Our estimate of remediation and water replacement costs associated with the landfill is approximately $1.5 million.  These costs will likely be shared among the members of an ad hoc group of PRPs. We anticipate that we will incur these costs during 2010 and are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.  We are continuing to pursue coverage of defense costs and liability coverage with our insurance carriers.

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

Employees

We had approximately 2,300 employees at the end of 2009.  Most hourly mill employees are covered under collective bargaining agreements.  Two new labor agreements were negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO-CLC.  Locals 2-1260 and 2-1381 at Printing & Writing’s Brokaw, Wisconsin, facility, and Locals 2-316 and 2-221at Specialty Products’ Mosinee, Wisconsin, facility both negotiated two-year contracts in 2009.  Labor agreements will expire at other facilities in 2011.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of March 1, 2010.  Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

Thomas J. Howatt, 60

President and Chief Executive Officer. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

Henry C. Newell, 52

Senior Vice President, Paper since October 2009.  Previously, Senior Vice President Specialty Products (2008-2009), and Vice President – Business Development (2007-2008).  Also, Vice President and Chief Financial Officer, Atlas Industries (2006-2007), Vice President and Chief Financial Officer, Forest Resources LLC (2005-2006), and Vice President and Chief Financial Officer, Packaging Dynamics Corporation (2002-2005).

Michael R. Wildenberg, 67

Senior Vice President, Towel & Tissue since January 2009.  Previously, Vice President, Sales and Marketing, Towel & Tissue Division (1984-2008).

Scott P. Doescher, 50

Executive Vice President, Finance, Secretary and Treasurer.  Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

Available Information

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to “Investors – SEC Filings – Periodic Filings” at wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission (“SEC”).

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

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets.  These changes may result in decreased demand for our products.  For example, our specialty products business usually declines during periods of economic slowdowns as industrial and housing activity is curtailed.  Also, demand for uncoated free-sheet papers, the broad market category in which Printing & Writing competes, has declined in eight of the last ten years due to such factors as general economic conditions, office employment trends, and the increased use of electronic communications.  There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner.  The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

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

Raw materials and packaging comprise approximately 55% of our cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for approximately three-quarters of this total.  Raw material prices will change based on worldwide supply and demand.  Pulp price changes can occur due to worldwide consumption levels of pulp, pulp production capacity, expansions or curtailments, inventory building or depletion, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

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

In 2010, we expect to purchase approximately 40%, or 80,000, of our towel and tissue parent roll consumption from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

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

We may be unable to generate sufficient cash flow or secure sufficient credit to simultaneously fund our operations, finance capital expenditures, and satisfy other obligations.

Our business is capital intensive and requires significant expenditures for equipment maintenance and new or enhanced equipment for environmental compliance matters, and to support our business strategies.  We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, execution of our previously announced timberland sales program, our existing credit facility or other bank lines of credit, and other long-term debt.  If we are unable to generate sufficient cash flow from these sources or if we are unable to secure needed credit due to our performance or tighter credit markets, we could be unable to meet our near- and longer-term cash needs.

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

We have closed or disposed of certain businesses and assets in response to changes in market conditions or strategic plans.  In response to dramatically increased input costs and difficult market conditions, in December 2008 we permanently shut down one of the two paper machines at our Specialty Products’ mill in Jay, Maine, and subsequently closed the paper mill during the second quarter of 2009.   In October 2007, we announced a three-part recovery plan to improve profitability of our Printing & Writing business segment, which included the closure of the Groveton, New Hampshire facility, a sales and marketing effort focused on core products and brands, and strategic investment alternatives to enhance capabilities and reduce costs.  This recovery plan also included the relocation of certain converting equipment and distribution capacity that had historically existed at our Appleton, Wisconsin, facility.  The operations at the Appleton, Wisconsin, facility ceased in 2009.  If we do not realize the expected benefits or synergies of these transactions, closings, and other strategic plans, our consolidated financial position, liquidity, and results of operations could be negatively impacted.  In the normal course of business, we frequently engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition of another business.  We also continually review and may implement structural changes designed to improve our operations or to reflect anticipated changes in long-term market conditions.  As a result of recent or similar future transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.

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

None of our product trademarks or patents is, in itself, considered to be material to our business.  However, taken together, we consider our intellectual property to be a material asset.  We may lose market share and suffer a decline in our revenue and net earnings if we cannot successfully defend one or more trademarks or patents.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Our headquarters is located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities consist of the following:

		Number of
		Paper	Practical	2009
Facility	Product	Machines	Capacity* (tons)	Actual (tons)

Specialty Products
Rhinelander, WI	Paper	4	152,000	139,800

Mosinee, WI	Paper	4	119,000	107,900
	Pulp		96,000	82,900

Printing & Writing
Brokaw, WI	Paper	4	178,000	154,500

Brainerd, MN	Paper	2	176,000	85,700

Towel & Tissue
Middletown, OH	Towel & Tissue	2	126,000	97,300
	Deink Pulp		110,000	90,400

Harrodsburg, KY	Converted Towel
	& Tissue	N/A	190,000	175,300

* “Practical capacity” is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.  Practical capacity at the Brainerd facility includes one paper machine that would require substantial capital resources and time to start up.

We currently maintain warehouse distribution facilities in order to provide prompt delivery of our products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Printing & Writing	Allentown, PA	60,000	Leased (December 2010)

	Dallas, TX	91,000*	Leased (December 2010)

	Los Angeles, CA	59,000*	Leased (December 2011)†

	Bedford Park, IL	382,000	Leased (January 2014)

Towel & Tissue	Los Angeles, CA	36,000*	Leased (December 2011)†

	Harrodsburg, KY	460,000	Owned

	Danville, KY	506,000	Leased (January 2013)

*

guaranteed space

†

Aggregate of approximately 95,000 square feet under one agreement which will expire in December 2011.

Specialty Products, Printing & Writing, and Towel & Tissue also lease limited space in various warehouses to facilitate deliveries to customers.

We own approximately 90,000 acres of timberland in the state of Wisconsin.  The growing stock inventory on our timberlands is an estimated 7.1 million board feet of saw timber and an estimated 530,000 cords of pulpwood.  During 2005, we announced our intent to sell approximately 42,000 acres of timberlands.  During 2009 we sold approximately 5,000 acres of our timberlands, resulting in an after-tax gain of $2.0 million.  A total of approximately 12,000 acres remain in the timberland sales program.  We continue to execute our timberland sales program, although the pace of timberland sales has slowed as a result of the weakened economy.  We have not committed to implement additional timberland sales programs in the future.

Item 3.  LEGAL PROCEEDINGS

Wausau Paper has been named as a potentially responsible party with respect to a Mosinee, Wisconsin, landfill.  See “Environment” in Item 1 and Note 10 in Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Item 4.  RESERVED

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Wausau Paper common stock is listed on the New York Stock Exchange under the symbol “WPP”.

As of the record date of the annual meeting, February 16, 2010, (the “Record Date”) there were approximately 2,300 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 30,400 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 49,016,063 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2009
First Quarter	$11.86	$ 3.75	*
Second Quarter	$ 9.61	$ 5.00	*
Third Quarter	$10.55	$ 5.98	*
Fourth Quarter	$12.21	$ 8.01	*

2008
First Quarter	$10.12	$ 6.97	**
Second Quarter	$ 9.74	$ 7.30	$.17
Third Quarter	$10.90	$ 7.08	**
Fourth Quarter	$11.70	$ 6.51	$.17

2007
First Quarter	$15.60	$13.57	**
Second Quarter	$15.58	$12.73	$.17
Third Quarter	$13.66	$ 8.56	**
Fourth Quarter	$12.12	$ 8.60	$.17

*On March 31, 2009, we announced the suspension of cash dividends in order to conserve cash and focus on debt reduction.  No cash dividends were declared in 2009.

**Two dividends of $.085 per share were declared in the second and fourth quarters in 2008 and 2007.

Item 6.  SELECTED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,
except per share data)	For the Year Ended December 31,
	2009*	2008**	2007***	2006****	2005*****
FINANCIAL RESULTS
Net sales	$ 1,032,144	$ 1,191,764	$ 1,240,438	$ 1,188,178	$ 1,097,093
Depreciation, depletion, and amortization	75,160	69,468	94,330	57,913	91,554
Operating profit (loss)	44,073	(16,754)	(13,767)	39,497	(23,129)
Interest expense	8,986	10,283	11,080	11,252	10,957
Earnings (loss) before income taxes
and cumulative effect of change
in accounting principle	35,198	(26,670)	(24,054)	28,869	(33,590)
Net earnings (loss)	20,563	(15,834)	(1,825)	17,619	(19,465)
Cash dividends paid	4,151	16,713	17,205	17,335	17,523
Cash flows from operating activities	110,914	(2,520)	54,813	37,982	18,223

PER SHARE
Net earnings (loss) – basic	$ 0.42	$ (0.32)	$ (0.04)	$ 0.35	$ (0.38)
Net earnings (loss) – diluted	0.42	(0.32)	(0.04)	0.34	(0.38)
Cash dividends declared	–	0.34	0.34	0.34	0.34
Stockholders’ equity	4.62	4.23	5.57	5.38	6.03
Basic average number of shares outstanding	48,834	49,033	50,477	50,935	51,448
Price range (low and high closing)	$3.80-11.87	$6.69-11.44	$8.60-15.52	$11.27-15.34	$10.35-17.64

FINANCIAL CONDITION
Working capital	$ 92,122	$ 118,830	$ 112,922	$ 139,065	$ 130,719
Total assets	655,101	710,850	744,197	799,114	820,513
Long-term debt	117,944	191,963	139,358	160,287	161,011
Stockholders’ equity	225,422	207,581	280,915	274,074	310,219
Capital expenditures	45,948	48,324	30,088	23,856	31,494

RATIOS
Percent net earnings (loss) to sales	2.0%	(1.3%)	(0.1%)	1.5%	(1.8%)
Percent net earnings (loss) to average
stockholders’ equity	9.5%	(6.5%)	(0.7%)	6.0%	(5.8%)
Ratio of current assets to current liabilities	1.7 to 1	1.8 to 1	1.7 to 1	1.9 to 1	1.9 to 1
Percent of long-term debt to
total capitalization	34.4%	48.0%	33.2%	36.9%	34.2%

* In 2009, includes after-tax expense of $17.3 million ($27.9 million pre-tax) or $0.35 per share related to closure costs and restructuring expenses as a result of the closure of Printing & Writing’s Groveton, New Hampshire, mill and Appleton, Wisconsin, converting facility, the sale and closure of Specialty Products’ roll wrap operations, and the closure of Specialty Products’ Jay, Maine, mill.  In addition, includes after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to expenses associated with the towel machine rebuild at Towel & Tissue’s Middletown, Ohio, mill and the start-up of Printing & Writing’s distribution center in Bedford Park, Illinois.  Also in 2009, includes after-tax gains of $8.4 million ($13.5 million pre-tax) or $0.17 per share related to a tax credit for the use of alternative fuel mixtures at Specialty Products’ Mosinee, Wisconsin, facility.  Further, includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Specialty Products’ non-core yeast business.

** In 2008, includes after-tax expense of $21.1 million ($33.8 million pre-tax) or $0.43 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire, mill, the sale and closure of the roll wrap portion of our Specialty Products’ business, the permanent machine shutdown at our Specialty Products’ Jay, Maine, mill, and the planned closure of converting operations at Printing & Writing’s Appleton, Wisconsin, facility.  In addition, includes the settlement of an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $1.1 million or $0.02 per share.

*** In 2007, includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire, mill.  In addition, effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely to our operating structure resulting in state tax benefits of $11.6 million or $0.23 per share primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries.

**** In 2006, includes impact to accumulated other comprehensive loss of $36.6 million ($58.1 million pre-tax) for the adoption of Accounting Standards Codification Subtopic 715-10 (originally issued as Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.)”

***** In 2005, includes after-tax expense of $24.2 million ($38.4 million pre-tax) or $0.47 per share for closure costs and restructuring expense as a result of closing the sulfite pulp mill at Printing & Writing’s Brokaw, Wisconsin, facility.

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Allowance for Doubtful Accounts

We record allowances for doubtful accounts based upon customer-specific analysis and general matters such as current assessment of past-due balances.  Additional allowances for doubtful accounts may be required if there is an increase in past-due balances or for customer-specific circumstances, such as financial difficulty.  The allowance for doubtful accounts was $1.5 million and $0.9 million at December 31, 2009 and 2008, respectively.

Excess and Obsolete Inventory

We record allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions.  Additional inventory allowances may be required if future demand or market conditions are less favorable than we have estimated.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10 (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we evaluate the recoverability of the carrying amount of long-lived assets, including dispenser systems, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We use judgment when applying the impairment rules to determine when an impairment test is necessary.  Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

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

See “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements for a summary of our restructuring activities, which resulted in an insignificant pre-tax impairment loss in 2008 and a pre-tax impairment loss of approximately $0.4 million in 2007.  No impairment losses were recorded in 2009.

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

Pension Benefits

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors.  Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted 2009 defined benefit pension obligations by approximately $6.0 million.  Additional information regarding pension benefits is available in “Note 7 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Other Post-retirement Benefits

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits.  Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted the 2009 obligations for post-retirement benefits other than pension by approximately $2.5 million.  Additional information regarding post-retirement benefits is available in “Note 7 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Environmental Matters

We record environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from third-party experts and our past experience with these matters.  At third-party sites where more than one potentially responsible party has been identified, we record a liability for its estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties.  Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup.  To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.  Additional information regarding environmental matters is available in “Note 10 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Stock-based Compensation Plans

We have adopted the provisions of FASB ASC Subtopic 718-10 (originally issued as SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.  The fair value of an award is estimated using a binomial option-pricing model that incorporates assumptions based upon expectations and information available at the measurement date of the award.  These assumptions may include the expected term of the award, the expected dividend yield over the expected term of the award, the risk-free interest rate over the expected term of the award, the expected volatility of the stock price over the expected term of the award, and estimated forfeitures over the expected term of the award.  See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” and “Note 9 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements for additional information on the impact of this statement.

New Accounting Pronouncements

In May 2009, the FASB issued ASC Subtopic 855-10 (originally issued as SFAS No. 165, “Subsequent Events”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  ASC Subtopic 855-10 became effective and we adopted the provisions of this pronouncement beginning with the quarter ended June 30, 2009.  The adoption of ASC Subtopic 855-10 did not have an impact on the consolidated financial statements.

In June 2009, the FASB issued ASC Subtopic 105-10 (originally issued as SFAS No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”).  ASC Subtopic 105-10 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  ASC Subtopic 105-10 is effective for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued ASC Subtopic 715-10 (originally issued as FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  ASC Subtopic 715-10 amended guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by ASC Subtopic 715-10 are effective for fiscal years ending after December 15, 2009.  The adoption of ASC Subtopic 715-10 did not have an impact on the consolidated financial statements.

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

Operations Review

Overview

Consolidated

(all dollar amounts in thousands, except per share data)

	2009	2008	2007
Net sales	$1,032,144	$1,191,764	$1,240,438
Net earnings (loss)	20,563	(15,834)	(1,825)
Net earnings (loss) per share – basic and diluted	$ 0.42	$ (0.32)	$ (0.04)

In 2009, we reported net earnings of $20.6 million, or $0.42 per share, compared to a prior year net loss of $15.8 million, or $0.32 per share.

The net earnings for 2009 includes after-tax facility closure charges of $17.3 million, or $0.35 per share, primarily related to the closure of Specialty Products’ Jay, Maine, paper mill and the closure of Printing & Writing’s Appleton, Wisconsin, converting facility.  Also included in 2009 is after-tax expense of $1.9 million, or $0.04 per share, related to the rebuild of a towel machine at Towel & Tissue’s Middletown, Ohio, mill and the start-up of Printing & Writing’s new distribution center in Bedford Park, Illinois.  Finally, net earnings for 2009 includes after-tax credits of $8.4 million, or $0.17 per share, related to a tax credit for the use of qualified alternative fuel mixtures at our Specialty Products’ mill in Mosinee, Wisconsin, $1.7 million, or $0.03 per share, related to the sale of Specialty Products’ non-core yeast manufacturing operations, and $2.0 million, or $0.04 per share, related to the sale of timberlands.

The net loss for 2008 included after-tax facility closure charges of $21.1 million, or $0.43 per share, primarily related to the closure of Printing & Writing’s Groveton, New Hampshire, mill and the shutdown of a paper machine at Specialty Products’ Jay, Maine, paper mill.  Also, included in the net loss for 2008 were income tax benefits of $0.9 million, or $0.02 per share, related to the settlement of a Federal tax examination and closure of the related tax years, and an after-tax credit of $3.9 million, or $0.08 per share, related to the sale of timberlands.

Net sales and product shipments both declined during the year ended December 31, 2009, as compared to the same period in 2008, due to anticipated volume reductions resulting from facility closures and continued demand weakness in most market categories.  Despite economic weakness and demand uncertainty, all three of our business segments reported year-over-year operating profit improvement, excluding charges associated with facility closures and other one-time charges and credits.  During 2009 we took considerable action to conserve cash and further reduce costs, while completing several major capital projects.  These actions included the suspension of cash dividends, the closure of Specialty Products’ Jay, Maine, paper mill, and a reduction in operating costs through a series of workforce, capital spending, and working capital initiatives.  As a result of these actions, we have improved the cost structure of our business and have been successful in reducing debt as compared to the beginning of the year.  Throughout all of our recent cost reduction and business restructuring initiatives, we continued our commitment to our core business strategies, focusing on strategic markets, product innovation, benchmark customer service, and operational excellence to drive long-term results.

For additional information on the facility closures, please refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.

Printing & Writing

(all dollar amounts in thousands)	2009	2008	2007
Net sales	$336,727	$376,963	$444,516
Operating profit (loss)	7,964	(26,983)	(57,415)

Printing & Writing’s operating profit in 2009 compared favorably with 2008 operating losses.  Exclusive of facility closure charges and expenses associated with the start-up of the Bedford Park, Illinois, distribution facility, 2009 operating profit was $10.7 million compared with 2008 operating losses on the same basis of $3.4 million.  Printing & Writing’s results were driven by benefits associated with our three-part profit recovery initiative, as well as a reduction in fiber and energy costs in 2009.  The recovery plan reached completion in the fourth quarter of 2009 with the installation of a $7 million converting consolidation and distribution initiative and $15 million automated pulp handling system at the Brokaw, Wisconsin, mill.  With the profit recovery initiative complete, Printing & Writing is now focused on further reducing costs and enhancing its competitive position in the markets in which we compete.  Additional information on the facility closure charges is available in “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

Specialty Products

(all dollar amounts in thousands)	2009	2008	2007
Net sales	$359,202	$481,390	$488,343
Operating profit (loss)	1,638	(11,609)	4,433

Specialty Products operating profit in 2009 improved markedly compared with 2008 operating losses.  Excluding facility closure charges and other one-time credits, 2009 operating profit reached $11.2 million compared with 2008 operating losses of $1.4 million determined on the same basis.  Specialty Products’ improved financial performance in 2009 compared to 2008 was largely the result of reduced input costs as well as the benefits relating to the recent restructuring activities undertaken by this business segment.  These restructuring activities included the sale of our non-core yeast manufacturing operation, the permanent closure of our paper mill in Jay, Maine, and the earlier sale and closure of Specialty Products’ roll wrap business.

The Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit was equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Specialty Products’ mill in Mosinee, Wisconsin, was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  For the year ended December 31, 2009, operating profits were positively impacted by $13.5 million due to the alternative fuel mixture tax credit.  The credit expired on December 31, 2009.

Additional information regarding facility closures is available in “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.

Towel & Tissue

(all dollar amounts in thousands)	2009	2008	2007
Net sales	$336,215	$333,411	$307,579
Operating profit	49,469	32,793	43,032

Towel & Tissue’s financial performance showed significant improvement during 2009 as compared to 2008, despite recession-weakened demand in the “away-from-home” towel and tissue market in which the business segment competes.  This strong performance reflects the success of our value-added product strategy, reduced input costs, and savings associated with our rebuilt towel machine.  Our value-added product strategy, which includes much of our market-leading Green Seal™-certified products, has helped to increase our shipments of valued-added products to nearly half of our total volume.  While partial benefits from the rebuild of Middletown’s towel machine were achieved during 2009, we expect to reach full design production rates during the first quarter of 2010.  The additional capacity will help accommodate our focus on accelerating profitable growth in the Towel & Tissue business.

Consolidated Outlook

With strong economic recovery likely several quarters away, we will continue to be affected by weak demand in most of the markets in which we compete.  Additionally, reflecting low producer inventories and other economic factors, pulp and wastepaper prices have steadily risen since mid-2009 and are once again at peak 2008 levels.  Despite market demand fluctuations and cost pressures, we are determined to drive toward our long-term return-on-capital-employed target of 15%.  Our ability to achieve this target will undoubtedly be influenced by additional internal initiatives, general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and product pricing.

Net Sales and Gross Profit on Sales

Consolidated

(all dollar amounts in thousands)	2009	2008	2007
Net sales	$1,032,144	$1,191,764	$1,240,438
Percent (decrease)/increase	(13%)	(4%)	4%
Gross profit on sales	$ 132,834	$ 88,688	$ 77,699
Gross profit margin	13%	7%	6%

Net sales for the year ended December 31, 2009, were $1,032.1 million compared with net sales of $1,191.8 million for the year ended December 31, 2008.  Total shipments in 2009 of 685,045 tons declined from the 781,959 tons shipped in 2008.  The decline in total shipments in 2009 as compared to 2008 is primarily due to anticipated volume reductions resulting from the closure of Specialty Products’ Jay, Maine, mill and demand weakness in numerous market categories.  Net sales in 2007 were $1,240.4 million, and total tons shipped were 917,032 tons.

Average net selling price declined approximately 1%, decreasing net sales by $11 million, in 2009 as compared to 2008, with the decline nearly evenly split between actual selling price decreases and deterioration in overall product mix. Compared to 2007, the average net selling price for 2008 improved 12%, or $121 million, with actual product selling prices providing $91 million of the improvement, while product mix enhancements increased net sales by approximately $30 million.

Gross profit margin increased to $132.8 million, or 12.9% of net sales in 2009, compared with $88.7 million or 7.4% of net sales in 2008.  Gross profit margin in 2007 was $77.7 million, or 6.3% of net sales.  Our timberland sales program favorably impacted gross profit by $3.2 million in 2009, $6.2 million in 2008, and $9.6 million in 2007.

During the year ended December 31, 2009, as compared to the same period in 2008, significant declines in fiber and energy prices were able to more than offset the decline in average net selling price, decreased gains from our timberland sales program, and the impact of increased market related downtime.  In addition, 2009 gross profit margins were negatively impacted by combined charges of $22.4 million related to facility closure charges primarily due to the closure of our Specialty Products’ Jay, Maine, mill, and the closure of our Printing & Writing’s converting facility in Appleton, Wisconsin.  Further, 2009 gross profit margins were positively impacted by gains totaling $16.2 million related to a tax credit for the use of qualified alternative fuel mixtures at our Specialty Products’ mill in Mosinee, Wisconsin, and the sale of Specialty Products’ non-strategic yeast manufacturing operations.

In 2008 as compared to 2007, improvements in average net selling price more than offset higher fiber and energy prices, as well as increased freight, warehousing, mix-driven material consumption costs, and decreased gains from our timberland sales program.  In addition, 2008 gross profit margins were negatively impacted by combined charges of $17.4 million related to the permanent paper machine shutdown at our Specialty Products’ Jay, Maine, mill, the sale and closure of the roll wrap portion of our Specialty Products’ business, and the shutdown of papermaking operations at Printing & Writing’s Groveton, New Hampshire, mill.

No additional charges associated with facility closures are expected in 2010.  For additional information on facility closure and restructuring activities, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.

Raw materials and packaging comprise approximately 55% of our total cost of sales, with market pulp, wastepaper, and purchased towel and tissue parent rolls accounting for approximately three-quarters of this total.  Labor and fringes are approximately 20% of our total cost of sales, while utilities account for approximately 10%.  Other operating expenses, including outbound freight, depreciation, and maintenance, comprise the remaining 15% of our cost of sales.

Fiber prices – consisting primarily of market pulp, wastepaper, pulpwood, and purchased towel and tissue parent rolls – decreased significantly during 2009.  As compared to 2008, 2009 fiber costs declined approximately $57 million after increasing approximately $41 million in 2008 as compared with 2007.

During the first quarter of 2008, pulp and wastepaper prices increased modestly, and subsequently stabilized during the second and third quarters of 2008.  During the fourth quarter of 2008, pulp and wastepaper prices trended significantly lower as world economics weakened and paper and pulp demand decreased.  The decline in pulp and wastepaper prices continued throughout the first half of 2009; however, during the second half pulp and wastepaper prices steadily increased.  Pulp and wastepaper prices have continued their upward trend in early 2010 and have once again returned to peak 2008 levels.

In 2009, we consumed approximately 380,000 air-dried metric tons of market pulp and 120,000 standard tons of wastepaper.  Approximately 450,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper were consumed in 2008.  The average consumption price of market pulp, the primary raw material used in the production of paper, declined approximately $106 per air-dried metric ton, or nearly $49 million, in 2009 as compared to 2008.  As compared with 2007, the average price of market pulp increased approximately $52 per air-dried metric ton, or $23 million in 2008.  The average price of wastepaper, used in the production of towel and tissue products, decreased $69 per standard ton, or more than $8 million, in 2009 as compared to 2008.  As compared with 2007, the average price of wastepaper increased $23 per standard ton, or approximately $3 million, in 2008.  Purchased towel and tissue parent rolls, used in Towel & Tissue’s converting operation, decreased $6 per standard ton, or less than $1 million, in 2009 as compared to 2008, after increasing $152 per standard ton, or approximately $12 million the year before.  In 2009, the average prices of pulpwood and other materials, including linerboard, remained relatively flat as compared to 2008, after increasing $3 million in 2008 as compared to 2007.

Energy-related prices – consisting primarily of natural gas, electricity, coal, fuel oil, and transportation – declined moderately in 2009 as compared to 2008, with decreases in prices of natural gas, fuel oil, and transportation more than offsetting an increase in the price of coal.   During 2008, overall energy prices trended significantly higher in comparison with 2007, with increases experienced in all primary energy components.  In total, energy-related costs, including transportation, decreased nearly $17 million in 2009 as compared with 2008, after increasing approximately $25 million in 2008 as compared with 2007.

The average price of natural gas decreased approximately 42%, or more than $15 million, in 2009 as compared to 2008 after increasing approximately 37%, or approximately $9 million, in 2008 compared with the prior year.  We currently consume approximately 3.5 million decatherms of natural gas annually and have substituted fuel oil and coal only when economics are favorable.  We price protect, from time to time, certain volumes of natural gas through fixed-price contracts.  Our policy allows for the price protection of up to 50% of our expected use on a rolling 12-month basis.  Early in 2010, we had no volumes price protected beyond the first quarter.

Price fluctuations were experienced in 2009 with other sources of energy that are significant to our operations.  As compared with 2008, 2009 fuel oil costs decreased approximately 37% or nearly $1 million and coal costs increased 33% or approximately $7 million.   Electricity costs remained flat in 2009 as compared with 2008.  As compared with 2007, 2008 fuel oil costs increased more than 50% or approximately $4 million, electricity costs increased 8% or more than $2 million, and coal costs increased 12% or approximately $2 million.  In addition, transportation prices declined nearly $8 million in 2009 as compared with 2008 after increasing $8 million from the prior year.

Labor and fringe costs decreased 9% in 2009 as compared to 2008, after decreasing 11% in 2008 as compared to 2007.  The decline in labor and fringe costs over the recent years is primarily related to the closure of Specialty Products’ Jay, Maine, mill and Printing & Writing’s Groveton, New Hampshire, mill.  Depreciation expenses increased 4% in 2009 as compared to 2008.   Depreciation expenses decreased 32% in 2008 as compared to 2007, due primarily to accelerated depreciation related to the December 2007 shutdown of papermaking operations at the Groveton, New Hampshire, mill, which was partially offset by accelerated depreciation related to the permanent machine shutdown at the Jay, Maine, mill in 2008.   For additional information, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  Other operating costs, including maintenance and outbound freight declined approximately 16% in 2009 as compared to 2008, after remaining relatively stable in 2008 as compared to 2007.

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

Specialty Products

Specialty Products recorded net sales of $359.2 million on total shipments of 265,653 tons for the year ended December 31, 2009, compared with net sales of $481.4 million on shipments of 340,090 tons in 2008.  Net sales and shipments in 2007 were $488.3 million and 384,827 tons, respectively.  As a result of anticipated volume reductions resulting from the closure of the Jay, Maine, mill and demand weakness in most market categories, product shipments in 2009 declined approximately 22% from 2008.  In addition, average net selling price decreased by approximately 6%, or $21 million, with actual product price decreases and changes in product mix contributing nearly equally to the decline.  Average net selling price increased 9% in 2008 compared with 2007, improving net sales by approximately $35 million, with actual selling price increases accounting for nearly the entire average net selling price gain.  However, offsetting the average net selling price improvement in 2008 as compared with 2007 was a decline in shipments of approximately 12% due to the elimination of roll wrap sales volumes and significant demand weakness in the industrial and housing-related markets in which we compete.

Demand for industrial and housing-related papers decreased significantly late in 2008 with demand weakness spreading to most other product categories early in 2009.  As a result, we took market-related downtime amounting to approximately 15,000 tons during 2009 compared with approximately 9,000 tons of market-related downtime in 2008.  Although market demand data is not available for the specific market segments in which we compete, the following table summarizes our estimated changes in market demand for the major market segments:

	Estimated Change in Market Demand
	2009	2008
Pressure-sensitive backing papers	(6%)	(1%)
Food-packaging/food-service papers	–	2%
Industrial papers	(8%)	(10%)

The following table summarizes the changes in shipments of our primary product categories:

	Change in Shipments
	2009	2008
Pressure-sensitive backing papers	(28%)	(13%)
Food-packaging/food-service papers	(10%)	2%
Industrial papers	(13%)	(8%)

In 2009, Specialty Products’ shipments in all primary product categories were negatively impacted by the closure of the Jay, Maine, mill.  Specialty Products’ markets remain competitive as a result of the global economic slowdown, with competition coming from paper-based products as well as other film-based substrates.  As 2010 began, product pricing has remained stable and slight demand improvement in certain product categories has begun to emerge.

	2009	2008	2007

Gross profit margin	7.4%	3.0%	5.8%
Specific items impacting gross profit margin:
Impact of alternative fuel mixture credit	4%	–	–
Impact of sale of yeast manufacturing operations	1%	–	–
Impact of closure of Jay, Maine, mill	(6%)	(1%)	–

Excluding the alternative fuel mixture tax credit, sale of our non-core yeast manufacturing operations, and closure of the Jay, Maine, mill, Specialty Products’ gross profit margin improved in 2009 compared to 2008.  Lower market pulp and energy costs and benefits associated with the closure of the Jay, Maine, mill, more than offset the impact of lower average net selling prices and additional market-related downtime to result in improved margins.  Fiber prices decreased approximately $24 million in 2009 as compared with 2008 while energy prices declined approximately $2 million over the same period.

Excluding the impact of the permanent paper machine shutdown at the Jay, Maine, mill, gross profit in 2008 declined as compared to 2007.  The improvement in average net selling price in 2008 compared to 2007 was unable to offset higher manufacturing costs including energy and fiber, as well as the impact of market-related downtime, resulting in decreased gross profit margins.  Fiber prices increased approximately $14 million in 2008 as compared with 2007 while energy prices increased approximately $11 million over the same period.

Additional information regarding facility closures is available in “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.

Printing & Writing

Net sales for the Printing & Writing business segment were $336.7 million in 2009 on shipments of 242,830 tons compared with 2008 net sales of $377.0 million on shipments of 263,518 tons.  In 2007, net sales were $444.5 million and shipments were 357,233 tons.  Comparing 2009 to 2008, average net selling price declined by approximately 3%, decreasing net sales by more than $10 million.  Changes in product mix accounted for $8 million of the decline in average net selling price, with the remaining decline due to actual product price decreases.  The decline in net sales and shipments in 2008 as compared to 2007 was anticipated due to the shutdown of papermaking operations at the Groveton, New Hampshire, mill in December 2007.  The decline in shipment volume was partially offset by an increase in average net selling price of 15%, increasing net sales by approximately $49 million for the year ended December 31, 2008, as compared to the same period in 2007.  Actual product price increases improved average selling price by 12% and net sales by $40 million, while product mix enhancements increased average net selling price and net sales by 3% and $9 million, respectively.

Demand for uncoated free sheet papers decreased approximately 11% in 2009 following a decrease of approximately 8% in 2008.  Uncoated free sheet demand, impacted by such factors as employment trends and increased electronic data communications, declined in eight of the last ten years.  As a result, we took market-related downtime amounting to approximately 25,000 tons during 2009 compared with approximately 7,000 tons of market-related downtime in 2008.

Due to economic weakness and continued competitive market conditions, shipments of our premium printing and writing papers, including text and cover, decreased 7% in 2009, following a decrease of 14% in 2008.  Shipments through Printing & Writing’s retail distribution channel such as office supply stores and other retailers decreased 19% in 2009, after decreasing 5% in 2008.  At the same time, shipments through Printing & Writing’s largest distribution channel, traditional paper merchants, decreased 4% in 2009 following a decrease of 32% in 2008.  In 2008, the majority of the decline in shipments to traditional paper merchants was anticipated due to the shutdown of the Groveton mill, which reduced total annual Printing & Writing capacity by approximately 105,000 tons.  Product pricing has remained very competitive despite the industry-wide capacity rationalization that has occurred in recent years.  As 2010 began, prices were relatively stable despite seasonally weak market conditions.

	2009	2008	2007

Gross profit margin	9.4%	3.5%	(5.7%)
Specific items impacting gross profit margin:
Impact of Groveton, New Hampshire, mill closure	–	(3%)	(9%)

Excluding the impact of the closure of the Groveton, New Hampshire, mill, Printing & Writing’s gross profit margin improved in 2009 compared to 2008.  Declines in market pulp and energy costs more than offset the decline in average net selling prices and additional market-related downtime to result in improved gross profit margins.  Fiber prices decreased approximately $22 million in 2009 as compared with 2008 while energy prices declined approximately $12 million over the same period.

Gross profit margin improved in 2008 as compared to 2007, excluding the impact of the closure of the Groveton, New Hampshire, mill.  Significant increases in average net selling price in 2008 as compared to 2007 were able to offset increases in fiber and energy costs, contributing to higher gross profit margins.  Fiber prices increased nearly $12 million in 2008 as compared with 2007 while energy prices increased approximately $11 million over the same period.

For additional information on the closure of the Groveton, New Hampshire, mill, please refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

Towel & Tissue

Towel & Tissue 2009 net sales were $336.2 million and shipments were 176,562 tons compared to 2008 net sales of $333.4 million and shipments of 178,351 tons.  In 2007, net sales were $307.6 million on shipments of 174,972 tons.  Average net selling price increased nearly 3% in 2009 as compared to 2008, favorably impacting net sales by $9 million. Actual net selling price increases accounted for approximately $7 million of the average net selling price gain, while $2 million of the average net selling price gain was attributable to enhancements in product mix.  Average net selling price increased 7% in 2008 as compared to 2007, favorably impacting net sales by more than $22 million.  Actual product price increases improved average net selling price by nearly 6% and net sales by $19 million, with the remaining average net selling price gain a result of stronger product mix.

Market demand for “away-from-home” towel and tissue products decreased 6% in 2009 after remaining relatively flat in 2008.  Shipments of Towel & Tissue’s higher-priced, value-added products increased 6% in 2009 and 11% in 2008, while shipments of lower-priced standard products decreased 7% in 2009 after decreasing 4% in 2008.  As 2010 began, “away-from-home” towel and tissue prices have remained relatively stable despite continued weak market demand.

Towel & Tissue gross profit margin was 21.4% in 2009, 16.6% in 2008, and 20.7% in 2007.  Selling price increases in 2009 combined with reduced prices of energy, wastepaper, and purchased towel and tissue parent rolls, resulted in improved margins compared to 2008.  Wastepaper and purchased towel and tissue parent roll prices decreased $11 million and energy prices declined more than $2 million in 2009 as compared with 2008.  Significant selling price increases were unable to offset increased manufacturing costs, including wastepaper and towel and tissue parent roll costs, depreciation, amortization, and freight costs, resulting in decreased margins in 2008 compared to 2007.  Fiber and paper prices increased more than $15 million in 2008 as compared with 2007, while energy prices increased approximately $4 million.  Also, freight costs and other manufacturing costs, including depreciation and amortization, increased by approximately $6 million in 2008 compared to 2007.

The first-quarter 2009 towel machine rebuild at the Middletown, Ohio, mill, targets to increase our annual toweling capacity by 16,000 tons, and full benefits of the $32.5 million rebuild are expected to be achieved early in 2010.  In 2009, approximately 50%, or 95,000 tons, of Towel & Tissue’s total parent roll consumption was purchased from other towel and tissue manufacturers.  As compared to the 80,000 tons of parent rolls purchased in 2008, the 2009 increase was due primarily to the downtime associated with the towel machine rebuild.  Industry supply of these parent rolls was readily available throughout 2009 and 2008.  As a result of the expected benefits of the towel machine rebuild, we anticipate the amount of tons purchased from other towel and tissue manufacturers to decline in 2010.  We believe that adequate parent roll supply will continue to be available to meet our converting needs.

Backlog

Consolidated customer order backlogs increased to approximately 42,300 tons, representing $63.5 million in sales at December 31, 2009, compared to 25,000 tons, representing $37.6 million in sales as of December 31, 2008.  Consolidated customer order backlogs were 49,900 tons, or $65.4 million in sales as of December 31, 2007.  The increase in customer order backlogs as of December 31, 2009, compared to December 31, 2008, was due to increases in our Specialty Products and Printing & Writing business segments, while customer order backlogs declined in our Towel & Tissue business segment.  Our Specialty Products business segment backlog totaled 29,000 tons at December 31, 2009, compared to 16,600 tons at December 31, 2008.  In the Printing & Writing business segment, backlog tons were 10,400 tons at December 31, 2009, compared to 5,400 tons at December 31, 2008.  Towel & Tissue’s backlog tons declined to 2,900 tons at December 31, 2009, from 3,000 tons at December 31, 2008.  The entire backlog at December 31, 2009, is expected to be shipped during 2010.

Labor

Two new labor agreements were negotiated with United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO-CLC.  Locals 2-1260 and 2-1381 at Printing & Writing’s Brokaw, Wisconsin, facility, and Locals 2-316 and 2-221 at Specialty Products’ Mosinee, Wisconsin, facility both negotiated two-year contracts in 2009.  Labor agreements will expire at other facilities in 2011.  We maintain good labor relations at all facilities and expect that new multi-year contracts will be negotiated at competitive rates.

Selling and Administrative Expenses

(all dollar amounts in thousands)	2009	2008	2007
Selling and administrative expense	$83,229	$89,111	$84,199
Percent (decrease) increase	(7%)	6%	2%
As a percent of net sales	8%	7%	7%

Selling and administrative expenses for the year ending December 31, 2009, were $83.2 million compared to $89.1 million in the same period of 2008.  Selling and administrative expenses were $84.2 million for the year ending December 31, 2007.

In 2009, stock-based incentive compensation programs resulted in expense of $3.1 million compared to expense of $2.2 million in 2008.  After adjusting for stock-based incentive compensation programs, declines in advertising and travel and entertainment expenses accounted for approximately half of the decrease in selling and administrative expenses.  In 2007, selling and administrative expenses were impacted by stock incentive program credits of $1.9 million.  After adjusting for stock-based incentive compensation programs, increased advertising and legal expenses accounted for the majority of the increase in selling and administrative expenses in 2008 as compared to 2007.  For additional information on our stock incentive programs, refer to “Note 9 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements.

Restructuring Charges

For the year ended December 31, 2009, we recorded pre-tax restructuring charges of $5.5 million related to employee severance and benefit continuation costs and other associated closure costs primarily related to the closure of converting operations at our Printing & Writing’s Appleton, Wisconsin, facility, the closure of our Specialty Products’ Jay, Maine, paper mill, and the closure of our Printing & Writing’s Groveton, New Hampshire, paper mill.  We do not anticipate any additional pre-tax restructuring charges related to these closures in 2010.

In 2008, we recorded pre-tax restructuring charges of $16.3 million related to employee severance and benefit continuation costs, contract termination costs, and other associated closure costs directly related to the closure of converting operations at our Printing & Writing’s Appleton, Wisconsin, facility, the permanent machine shutdown at our Specialty Products’ Jay, Maine, mill, the sale and closure of the roll wrap portion of our Specialty Products’ business, and the shutdown of papermaking operations at our Printing & Writing’s Groveton, New Hampshire, mill.

For the year ended December 31, 2007, we recorded pre-tax restructuring charges of $7.3 million related to employee severance benefits and other associated closure costs directly related to the sale and closure of the roll wrap portion of our Specialty Products’ business and the shutdown of papermaking operations at our Printing & Writing’s Groveton, New Hampshire, mill.

For additional information, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2009	2008	2007
Interest expense	$8,986	$10,283	$11,080
Other income, net	111	367	793

Interest expense decreased for the year ending December 31, 2009, to $9.0 million compared to $10.3 million for the year ending December 31, 2008, due primarily to lower variable interest rates on certain long-term debt.  Interest expense for the year ending December 31, 2007, was $11.1 million.  In 2010, interest expense is expected to be modestly lower than 2009 levels.

Interest capitalized in 2009 and 2008 totaled $0.7 million and $0.2 million, respectively.  Interest capitalized in 2007 was not significant.  Our capitalized interest policy is outlined in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Other income includes insignificant interest income in 2009 and interest income of $0.2 million and $0.7 million in 2008 and 2007, respectively.  The decrease in interest income in 2009 as compared to 2008 and 2007 was driven by lower average cash and cash equivalent balances and significant decreases in interest rates on short-term investments.

Income Taxes

(all dollar amounts in thousands)	2009	2008	2007
Income tax provision (credit)	$14,635	$(10,836)	$(22,229)
Effective tax rate	41.6%	(40.6%)	(92.4%)

In 2009, we incurred additional state income tax charges related to changes in state tax laws, a tax audit settlement, and other permanent tax items.  The effective tax rate excluding these additional charges was 38%.  The effective tax rate for 2010 is expected to remain at 38%.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2009	2008	2007
Cash provided by (used in) operating activities	$ 110,914	$ (2,520)	$ 54,813
Working capital	$ 92,122	$ 118,830	$ 112,922
Percent (decrease) increase	(22%)	5%	(19%)
Current ratio	1.7:1	1.8:1	1.7:1
Capital expenditures	$ 45,948	$ 48,324	$ 30,088
Percent (decrease) increase	(5%)	61%	26%

Cash provided by operating activities was $110.9 million during the year ended December 31, 2009, compared to cash used in operating activities of $2.5 million for the year ended December 31, 2008.  The improvement in the year-over-year comparisons of cash provided by operating activities was primarily due to an increase in net earnings, reduction in inventories, and the impact of income tax refunds and provisions in 2009 as compared to 2008.  Cash provided by operating activities decreased in 2008 compared to 2007, primarily due to a reduction in net earnings and a decline in accounts payable and other liabilities in 2008 as compared to 2007.

In 2009, we completed several major capital projects while targeting a composite 17% internal rate of return on all projects approved during the year.  The expected composite return for projects approved in 2009 was approximately 15%.  Capital expenditures totaled $45.9 million, $48.3 million, and $30.1 million in 2009, 2008, and 2007, respectively.  It is expected that capital spending will be approximately $42 million in 2010, which includes $14 million of a $27 million paper machine rebuild approved by our Board of Directors in February 2010.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, generating expected after-tax earnings of $29 million.  During 2009, we sold approximately 5,000 acres of timberlands for an after-tax gain of $2.0 million.  We sold approximately 4,600 acres of timberlands for an after-tax gain of $3.9 million in 2008 and approximately 5,200 acres of timberlands for an after-tax gain of $6.0 million in 2007.  A total of approximately 12,000 acres remains in the timberland sales program and we expect to sell these timberlands over the next two years.  We have not committed to implement additional timberland sales programs in the future.

We believe that the available credit under our credit agreements and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2010.

Debt and Equity

(all dollar amounts in thousands)	2009	2008	2007
Short-term debt	$ 52	$ 51	$ 175
Long-term debt	117,944	191,963	139,358
Total debt	117,996	192,014	139,533
Stockholders’ equity	225,422	207,581	280,915
Total capitalization	343,418	399,595	420,448
Long-term debt/capitalization ratio	34%	48%	33%

At December 31, 2009, total debt was $118.0 million, a decrease of $74.0 million from the $192.0 million reported at December 31, 2008.  The majority of the decline is due to the repayment of $68.5 million of unsecured private placement notes that matured on August 31, 2009.  The decline in total debt was due to improved 2009 earnings as well as significant cash conservation measures taken during 2009.

We have a $165 million unsecured revolving-credit agreement with five financial institutions that expires on July 27, 2011.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  There were $33.0 million, $52.5 million, and $15.0 million, respectively, in outstanding borrowings under this agreement at December 31, 2009, 2008, and 2007.

In addition, the total amount of long-term debt outstanding as of December 31, 2009, includes $35.0 million in unsecured private placement notes.  A total of $138.5 million of private placement notes were issued on August 31, 1999.  On August 31, 2009, $68.5 million of these notes matured and were repaid.  On August 31, 2007, $35.0 million of the unsecured private placement notes matured and were repaid.  The remaining notes mature on August 31, 2011.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for companies having similar creditworthiness, we are required to maintain, under the unsecured revolving-credit agreement and the unsecured private placement note agreement, a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3 to 1, and an adjustable minimum net worth covenant.  On March 27, 2009, we amended the unsecured revolving-credit and the unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At December 31, 2009, 2008, and 2007, we were in compliance with all required covenants.

We also maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2009 and 2008 were $30.5 million and $15.9 million, respectively.  There were no outstanding borrowings under this agreement at December 31, 2007.  At December 31, 2009, under the $165 million revolving-

credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper.  As a result, we have classified the amount as long-term on our Consolidated Balance Sheets.

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

On December 31, 2009, we had a total of approximately $82 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock.  This authorization added to the balance remaining on a 2000 authorization to repurchase 2,571,000 shares of Wausau Paper common stock.  There were no repurchases of common stock during 2009.  We repurchased 1,033,000 and 962,800 shares of common stock during 2008 and 2007, respectively.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2009, there were 2,009,774 shares available for purchase under the existing authorization.

In 2009, no cash dividends on our common stock were declared.  In 2008 and 2007, the Board of Directors declared cash dividends of $0.34 per share of common stock.  The decrease in declared cash dividends in 2009 was due to the suspension of cash dividends on March 31, 2009.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2009:

	Payments Due by Period
(all dollar amounts in thousands)	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$117,641	$ 52	$ 98,589	$ –	$ –	$ –	$ 19,000
Interest on debt	7,903	3,681	2,535	471	114	114	988
Operating leases	3,128	1,009	1,000	997	117	5	–
Capital spending commitments	4,383	4,383	–	–	–	–	–
Retirement plan contributions	14,041	14,041	–	–	–	–	–
Post-retirement benefit plan
contributions	4,700	4,700	–	–	–	–	–
Purchase obligations	510,371	251,344	129,575	55,656	39,441	26,381	7,974
	$662,167	$279,210	$231,699	$57,124	$39,672	$26,500	$27,962

As discussed in “Note 8– Income Taxes” in the Notes to Consolidated Financial Statements, on January 1, 2007, we adopted the provisions of FASB ASC Subtopic 740-10 (originally issued as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  At December 31, 2009, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $1.4 million, of which approximately $0.3 million is expected to be paid within one year.  For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The interest on debt with variable rates of interest has been calculated utilizing the interest rate in effect at December 31, 2009.  For additional information on debt and interest obligations, please refer to “Note 5 – Debt” in the Notes to Consolidated Financial Statements.  For additional information on operating leases, please refer to “Note 6 – Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 10 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 7 – Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars.  On August 31, 1999, we issued notes in the amount of $138.5 million.  The principal amounts, maturities, and interest rates on the notes are:  (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%.  The amount of outstanding notes was $35.0 million and $103.5 million at December 31, 2009, and 2008, respectively.  The estimated fair value of this fixed rate debt was $37.1 million at December 31, 2009, and $103.7 million at December 31, 2008.  The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.  We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest.  The fair value of these obligations approximated their carrying values at December 31, 2009 and 2008, and would not have been materially affected by a 10% hypothetical change in market interest rates.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting.  This report appears on page 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7 to the consolidated financial statements, the Company adopted the measurement date provision of the accounting guidance for pension and postretirement benefits on January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2010

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 1,297	$ 4,330
Receivables, net	98,531	96,740
Refundable income taxes	3,622	5,510
Inventories	90,004	118,195
Deferred income taxes	–	5,793
Spare parts	27,932	27,375
Other current assets	5,574	4,619
Total current assets	226,960	262,562
Property, plant, and equipment – net	379,483	405,408
Other assets	48,658	42,880
Total Assets	$ 655,101	$ 710,850

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$ 52	$ 51
Accounts payable	70,957	73,747
Deferred income taxes	877	–
Accrued and other liabilities	62,952	69,934
Total current liabilities	134,838	143,732
Long-term debt	117,944	191,963
Deferred income taxes	28,663	25,588
Post-retirement benefits	81,255	70,552
Pension	35,798	38,901
Other noncurrent liabilities	31,181	32,533
Total liabilities	429,679	503,269

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized;
no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized;
issued 60,122,812 shares in 2009 and 2008)	175,945	174,816
Retained earnings	253,757	233,239
Accumulated other comprehensive loss	(63,123)	(57,700)
Treasury stock, at cost (11,197,900 and 11,326,158 shares
in 2009 and 2008, respectively)	(141,157)	(142,774)
Total stockholders’ equity	225,422	207,581
Total Liabilities and Stockholders’ Equity	$ 655,101	$ 710,850

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2009	2008	2007

Net sales	$1,032,144	$1,191,764	$1,240,438
Cost of sales	899,310	1,103,076	1,162,739
Gross profit	132,834	88,688	77,699

Selling and administrative	83,229	89,111	84,199
Restructuring	5,532	16,331	7,267
Operating profit (loss)	44,073	(16,754)	(13,767)

Other income (expense):
Interest expense	(8,986)	(10,283)	(11,080)
Interest income	–	153	700
Other, net	111	214	93
Earnings (loss) before income taxes	35,198	(26,670)	(24,054)
Provision (credit) for income taxes	14,635	(10,836)	(22,229)

Net earnings (loss)	$ 20,563	$ (15,834)	$ (1,825)

Net earnings (loss) per share-basic and diluted	$ 0.42	$ (0.32)	$ (0.04)
Weighted average shares outstanding – basic	48,834	49,033	50,477
Weighted average shares outstanding – diluted	49,117	49,033	50,477

Dividends declared per common share	$ –	$ 0.34	$ 0.34

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$ 20,563	$ (15,834)	$ (1,825)
Provision for depreciation, depletion, and amortization	75,160	69,468	94,330
Provision (credit) for losses on accounts receivable	729	328	(169)
Gain on sale of assets	(5,062)	(4,304)	(11,300)
Impairment of long-lived assets	–	21	395
Compensation expense for stock-based awards	3,291	1,600	979
Deferred income taxes	12,344	(9,404)	(27,800)
Changes in operating assets and liabilities:
Receivables	(2,520)	13,046	(5,144)
Inventories	28,191	(9,663)	13,999
Other assets	(22,561)	(15,225)	(16,876)
Accounts payable and other liabilities	(682)	(27,149)	13,857
Accrued and refundable income taxes	1,461	(5,404)	(5,633)
Net cash provided by (used in) operating activities	110,914	(2,520)	54,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,948)	(48,324)	(30,088)
Proceeds from sale of assets	9,615	9,056	14,705
Net cash used in investing activities	(36,333)	(39,268)	(15,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(68,567)	(66)	(35,081)
Payments under capital lease obligation	–	(138)	(131)
Issuances of commercial paper, net	14,604	15,910	–
(Payments) borrowings under credit agreements, net	(19,500)	37,500	15,000
Dividends paid	(4,151)	(16,713)	(17,205)
Excess tax benefit related to share-based compensation	–	–	35
Payments for purchase of company stock	–	(8,496)	(10,049)
Net cash (used in) provided by financing activities	(77,614)	27,997	(47,431)

Net decrease in cash and cash equivalents	(3,033)	(13,791)	(8,001)
Cash and cash equivalents at beginning of year	4,330	18,121	26,122
Cash and cash equivalents at end of year	$ 1,297	$ 4,330	$ 18,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$ 8,967	$ 9,271	$ 11,345
Income taxes paid	$ 5,524	$ 6,587	$ 11,641

Noncash investing activities:  For the years ended December 31, 2009, 2008, and 2007, capital expenditures that are included in accounts payable were $3.7 million, $11.5 million, and $2.9 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Loss	Stock	Equity

Balances December 31, 2006	$173,302	$287,023	$(61,192)	$(125,059)	$274,074
Comprehensive earnings, 2007:
Net loss		(1,825)			(1,825)
Retirement and other post-
retirement plans (Net of
$18,482 deferred tax)			34,967		34,967
Comprehensive earnings, 2007					33,142
Adoption of ASC 740-10		37			37
Cash dividends declared		(17,173)			(17,173)
Settlement of performance unit grant	(366)			236	(130)
Tax benefit related to stock awards	35				35
Stock-based award compensation	979				979
Purchases of treasury stock				(10,049)	(10,049)

Balances December 31, 2007	173,950	268,062	(26,225)	(134,872)	280,915
Comprehensive loss, 2008:
Net loss		(15,834)			(15,834)
Retirement and other post-
retirement plans (Net of
$17,890 deferred tax)			(31,883)		(31,883)
Comprehensive loss, 2008					(47,717)
Adoption of measurement date
provisions of ASC 715-10 (Net
of $1,066 deferred tax)		(2,274)	408		(1,866)
Cash dividends declared		(16,715)			(16,715)
Restricted stock grant	(147)			235	88
Settlement of performance unit grant	(499)			359	(140)
Stock-based award compensation	1,512				1,512
Purchases of treasury stock				(8,496)	(8,496)

Balances December 31, 2008	174,816	233,239	(57,700)	(142,774)	207,581
Comprehensive earnings, 2009:
Net earnings		20,563			20,563
Retirement and other post-
retirement plans (Net of
$2,643 deferred tax)			(5,423)		(5,423)
Comprehensive earnings, 2009					15,140
Dividends on stock-based awards		(45)			(45)
Restricted stock grant	(267)			832	565
Settlement of performance unit grant	(1,330)			785	(545)
Stock-based award compensation	2,726				2,726
Balances December 31, 2009	$175,945	$253,757	$(63,123)	$(141,157)	$225,422

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

There were approximately $1.2 million and $3.9 million of cash and cash equivalents on deposit with one bank at December 31, 2009 and 2008, respectively.

Inventories

Pulpwood, finished paper products, and approximately 97% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools decreased cost of sales by $4.1 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively.

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

Interest capitalized on long-term projects in 2009 and 2008 totaled $0.7 million and $0.2 million, respectively.  Interest capitalized in 2007 was not significant.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, based on a discounted cash flow analysis.  In 2008 and 2007, we recorded impairment losses of less than $0.1 million and $0.4 million, respectively.  No impairment losses were recorded in 2009.  See Note 2 for a discussion of our restructuring activities.

Timber and timberlands are stated at net depleted value.  We capitalize the cost of purchasing timberlands and reforestation costs.  Interest and taxes related to timberlands are expensed as incurred.  Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning.  Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years.  Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product.  Depletion is calculated using the block and units-of-production methods.  Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract.  As the timber is harvested, depletion is either recorded as each block is harvested or as a percentage of each block harvested. The cost and related depletion of timberlands sold under our timberland sales program are removed from the accounts, and any resulting gains or losses are included as a component of cost of sales in the Consolidated Statements of Operations.  Timberland sales gains of $3.2 million, $6.2 million, and $9.6 million were included in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Accumulated Other Comprehensive Loss

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $39.1 million and $36.4 million at December 31, 2009 and 2008, respectively.

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

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost.  These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement.  We evaluate the recoverability of the carrying amount of the dispenser systems whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  We use judgment to determine when an impairment test is necessary.  No impairment losses related to dispenser systems were recorded in 2009, 2008, or 2007.  The net costs associated with providing the dispenser system at a discount are recorded in other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement.  There were approximately $43.1 million and $37.8 million recorded in other assets for dispenser systems at December 31, 2009 and 2008, respectively.

Stock-based Compensation Plans

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 718-10 (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”), which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement. See Note 9 for a further discussion on stock-based compensation plans.

Earnings Per Share

We present both basic and diluted net earnings (loss) per share (“EPS”) amounts.  Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective year.  The difference between basic and diluted EPS is solely attributable to stock-based compensation plans.  See Note 9 for information on stock-based compensation plans.  We use the treasury-stock method to calculate the impact of outstanding awards of stock options, restricted stock, and restricted stock unit awards, referred to as performance units.  Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.

For the years ended December 31, 2009, 2008, and 2007, stock-based grants for 1,734,476, 2,258,220, and 2,102,810 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted earnings (loss) per share are reconciled as follows:

(all amounts in thousands, except per share data)	2009	2008	2007

Net earnings (loss)	$ 20,563	$(15,834)	$ (1,825)
Basic weighted average common
shares outstanding	48,834	49,033	50,477
Dilutive securities:
Stock compensation plans	283	–	–
Diluted weighted average common
shares outstanding	49,117	49,033	50,477

Net earnings (loss) per share – basic	$ 0.42	$ (0.32)	$ (0.04)
Net earnings (loss) per share – diluted	$ 0.42	$ (0.32)	$ (0.04)

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2009 and 2008, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $2.4 million, $2.5 million, and $2.6 million in 2009, 2008, and 2007, respectively.

New Accounting Pronouncements

In May 2009, the FASB issued FASB ASC Subtopic 855-10 (originally issued as SFAS No. 165, “Subsequent Events”), which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  Subtopic 855-10 became effective and we adopted the provisions of this pronouncement beginning June 30, 2009.  The adoption of Subtopic 855-10 did not have an impact on the consolidated financial statements.

In June 2009, the FASB issued FASB ASC Subtopic 105-10 (originally issued as SFAS No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”).  Subtopic 105-10 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Subtopic 105-10 is effective for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued ASC Subtopic 715-10 (originally issued as FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  ASC Subtopic 715-10 amended guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by ASC Subtopic 715-10 are effective for fiscal years ending after December 15, 2009.  The adoption of ASC Subtopic 715-10 did not have an impact on the consolidated financial statements.

Note 2  Restructuring

In December 2008, we announced plans to permanently close Printing & Writing’s converting operations at our Appleton, Wisconsin, facility.  In December 2009, operations fully ceased and the Appleton facility was closed.  The converting equipment at the Appleton facility was relocated to our Printing & Writing mills in Brokaw, Wisconsin, and Brainerd, Minnesota, and distribution activities were relocated to a distribution facility in Bedford Park, Illinois.  The cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, includes $1.4 million and less than $0.1 million, respectively, in pre-tax charges for associated closure costs.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs was $0.5 million and less than $0.1 million, respectively, for the years ended December 31, 2009 and 2008.  At December 31, 2009, $0.4 million was recorded as a current liability for restructuring expenses, primarily consisting of severance and benefit continuation costs that will be paid in 2010. No additional pre-tax closure charges are expected to be incurred in 2010.

In August 2008, we announced plans to permanently shut down one of the two paper machines at our Specialty Products’ paper mill in Jay, Maine.  The shutdown of this machine was completed in December 2008.  In March 2009, we announced further plans to permanently shut down the remaining paper machine and cease all operations at the Jay, Maine, paper mill.  The paper mill was closed during the second quarter of 2009.  The cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, includes $20.8 million and $7.2 million, respectively, in pre-tax charges for depreciation on assets and other associated costs related to the shutdown of the paper machine and subsequent closure of the paper mill.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated costs of the paper machine shutdown and closure of the paper mill for the years ended December 31, 2009 and 2008, was $4.7 million and $2.4 million, respectively.

The following table sets forth information with respect to charges related to the closure of the Jay, Maine, paper mill:

(all dollar amounts in thousands)	2009	2008

Depreciation on abandoned equipment	$ 19,076	$ 6,281
Inventory write-down	1,666	814
Severance and benefit continuation	3,606	2,404
Other associated costs	1,178	82

Total	$ 25,526	$ 9,581

No additional pre-tax charges related to the closure of the Jay, Maine, paper mill are expected to be incurred in 2010.

In December 2007, the roll wrap portion of our Specialty Products’ business was sold to Cascades Sonoco, Inc., resulting in a pre-tax gain of $1.2 million, which is included in cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2007.  Subsequent to the sale and closure of the roll wrap operations, asset impairment testing was completed on the remaining net assets, resulting in pre-tax impairment charges of $0.4 million to reduce the carrying values of the remaining net assets to their estimated fair values.  The impairment charges are reflected in cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2007. We continued to manufacture roll wrap and related products for the buyer during a post-closing transition period that expired on July 2, 2008.  The cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, include pre-tax charges of $0.2 million and $0.1 million, respectively, related to associated closure costs, and in 2008 additional asset impairment charges.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs was less than $0.1 million, $0.5 million, and $0.2 million, respectively, for the years ended December 31, 2009, 2008, and 2007.  We do not expect to incur any additional pre-tax closure charges related to the sale and closure of our roll wrap operations.

We have retained and intend to sell the real property at the remaining roll wrap production facility.  At December 31, 2009, the facility met the classification requirements of net assets held for sale as defined in FASB ASC Subtopic 360-10 (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).  Accordingly, the remaining land, buildings, and land improvements less accumulated depreciation are classified as net assets held for sale, which are included in other current assets on our Consolidated Balance Sheets.

In October 2007, we announced plans to cease Printing & Writing’s papermaking operations at our Groveton, New Hampshire, paper mill. The papermaking operations permanently ceased during December 2007 and the paper mill was closed.  The cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2009, includes less than $0.1 million related to associated closure costs.  Cost of sales for the years ended December 31, 2008 and 2007, as reflected in the Consolidated Statements of Operations, includes $10.1 million and $38.8 million, respectively, in pre-tax charges for accelerated depreciation, an adjustment of spare parts and mill inventory to net realizable value, and other associated closure costs.  Pre-tax restructuring expense for the years ended December 31, 2009 and 2008, as reflected in the Consolidated Statements of Operations, includes $0.3 million and $13.4 million, respectively, related to contract termination costs and other associated closure costs.  Pre-tax restructuring expense for the year ended December 31, 2007, as reflected in the Consolidated Statements of Operations, includes $7.1 million related to severance and benefit continuation costs and other associated closure costs.

The following table sets forth information with respect to the Groveton, New Hampshire, mill closure charges:

(all dollar amounts in thousands)	2009	2008	2007

Depreciation on abandoned equipment	$ –	$ 5,558	$35,134
Inventory and spare parts write-down	–	335	4,155
Severance and benefit continuation	–	–	2,982
Contract termination	283	11,782	–
Other associated costs	36	5,850	3,605

Total	$ 319	$23,525	$45,876

At December 31, 2009, $1.7 million and $7.7 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs. We will continue to make payments related to the contract over the original contractual term.  We do not expect to incur any additional pre-tax closure charges related to the closure of the Groveton, New Hampshire, mill.

Note 3

Alternative Fuel Mixture Credits

During 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit expired on December 31, 2009.  The credit was equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Specialty Products’ mill in Mosinee, Wisconsin, was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  At December 31, 2009, there are $3.0 million in alternative fuel mixture tax credits included in receivables, net, on the Consolidated Balance Sheets.   Subsequent to December 31, 2009, we have received all of these refunds from the IRS.  For the year ended December 31, 2009, the cost of sales in the Consolidated Statements of Operations includes credits for eligible alternative fuel mixture tax refunds of $13.5 million, which represent eligible alternative fuel mixture credits earned for each period less associated expenses of $1.0 million.

Note 4

Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2009	2008
Receivables
Trade	$ 91,333	$ 93,327
Other	8,709	4,336
	100,042	97,663
Less: allowances for doubtful accounts	(1,511)	(923)
	$ 98,531	$ 96,740
Inventories
Raw materials	$ 31,098	$ 46,515
Work in process and finished goods	100,251	115,539
Supplies	6,356	7,390
Inventories at cost	137,705	169,444
LIFO reserve	(47,701)	(51,249)
	$ 90,004	$ 118,195
Property, plant, and equipment
Buildings	$ 117,413	$ 122,224
Machinery and equipment	948,591	985,452
	1,066,004	1,107,676
Less: accumulated depreciation	(705,743)	(748,916)
Net depreciated value	360,261	358,760
Land	6,562	6,868
Timber and timberlands, net of depletion	5,688	5,675
Construction in progress	6,972	34,105
	$ 379,483	$ 405,408
Accrued and other liabilities
Payroll	$ 14,113	$ 7,496
Vacation pay	11,349	12,025
Compensation plans	1,643	9,887
Employee retirement plans	6,321	10,718
Rebates	13,462	8,364
Accrued income taxes	435	465
Other	15,629	20,979
	$ 62,952	$ 69,934

Note 5

Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2009	2008

Unsecured private placement notes with interest of 7.43%,
due August 31, 2011	$ 35,000	$103,500
Industrial development bonds due July 1, 2023, with weighted
average interest rate of 0.66% in 2009 and 2.52% in 2008	19,000	19,000
Revolving-credit agreement with financial institutions, with
weighted average interest rate of 2.85% in 2009 and 4.14% in 2008	33,000	52,500
Commercial paper placement agreement, with weighted average
interest rate of 1.78% in 2009 and 3.39% in 2008	30,514	15,910
Note payable	127	195
Subtotal	117,641	191,105
Premium on senior notes	355	909
Total debt	117,996	192,014
Less: current maturities of long-term debt	(52)	(51)
Total long-term debt	$117,944	$191,963

We had $138.5 million in unsecured private placement notes that were closed and funded on August 31, 1999.  On August 31, 2009, $68.5 million of the unsecured private placement notes matured and were repaid and on August 31, 2007, $35 million of the unsecured private placement notes matured and were repaid.  The remaining principal amount of the notes is $35 million with an interest rate of 7.43%.  These 12-year notes mature on August 31, 2011.  In connection with the note offering, we entered into an interest-rate swap agreement under which the interest rate paid by us with respect to $30 million of the 12-year notes was the three-month LIBOR rate, plus .55%.  During 2001, we terminated this interest-rate swap arrangement.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.  See Note 12 for additional information regarding the interest-rate swap and amortization of debt premium.

We have a $165 million unsecured revolving-credit agreement with five financial institutions that expires on July 27, 2011.  Under the facility, we may elect a base rate that is a fluctuating rate per annum for interest from either domestic or offshore rates plus an applicable rate based upon our consolidated leverage ratio.  In addition, the facility provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  We pay the banks a facility fee under this agreement based on quarterly debt/capitalization ratios.  Total facility fees paid under this agreement and previous agreements were $815,000 in 2009, $351,000 in 2008, and $166,000 in 2007.  There were $33.0 million and $52.5 million, respectively, in outstanding borrowings under this agreement at December 31, 2009 and 2008.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for companies having similar creditworthiness, we are required to maintain, under the unsecured revolving-credit and the unsecured private placement note agreements, a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3 to 1, and an adjustable minimum net worth covenant.  On March 27, 2009, we amended the unsecured revolving-credit and the unsecured private placement note agreements.  Under the amendments, the minimum net worth covenant was adjusted to eliminate the impact of accumulated other comprehensive income or loss up to $70 million.  At the time of the amendment to the agreements, we were in full compliance with the existing terms of all financial and other covenants under the agreements.  At December 31, 2009 and 2008, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2009 and 2008 were $30.5 million and $15.9 million, respectively.  At December 31, 2009, under the $165 million revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper.  As a result, we have classified the amount as long-term on our Consolidated Balance Sheets.

On November 2, 2004, we entered into a loan agreement with the Economic Development Authority of the city of Brainerd, Minnesota.  Under the agreement, we borrowed $500,000, of which $100,000 was forgivable upon meeting certain employment criteria at our Brainerd, Minnesota, facility by November 1, 2006.  The employment criteria were met in 2006; therefore, $100,000 of the loan was forgiven.  Interest is payable quarterly on the outstanding balance at a rate of 2% per annum.  In accordance with the agreement, quarterly payments of principal and interest began on January 1, 2006. The loan is due and payable no later than November 1, 2013.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

The aggregate annual maturities of long-term debt are as follows:

Annual
(all dollar amounts in thousands)	maturities

2010	$ 52
2011	98,589
2012	–
2013	–
2014	–
Thereafter	19,000

Note 6

Lease Commitments

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009:

Operating
(all dollar amounts in thousands)	Leases

2010	$ 1,009
2011	1,000
2012	997
2013	117
2014	5
Thereafter	–
Total minimum payments	$ 3,128

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2009	2008	2007

Rent expense	$12,366	$8,700	$8,809

Note 7

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

In September 2006, the FASB issued ASC Subtopic 715-10 (originally issued as Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans”), which requires that we recognize in our financial statements the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  ASC 715-10 also requires the measurement date of the funded status of a plan as of the date of the year-end financial statements.  The recognition provisions of ASC 715-10 were adopted on December 31, 2006, and we adopted the measurement date provisions on January 1, 2008.  Accordingly, the measurement date for plan assets and obligations for 2009 and 2008 was December 31.  We historically had used September 30 as our measurement date for our plans.  In 2008, the adoption of the measurement date provisions resulted in a decrease to retained earnings of $2.3 million, net of tax, and an increase to accumulated other comprehensive income of $0.4 million, net of tax, representing the periodic benefit cost for the period from October 1, 2007, through the year ended December 31, 2007.

The changes in benefit obligations and plan assets at December 31, 2009 and 2008, are presented in the following schedule.  Due to the adoption of the measurement date provisions of ASC 715-10, the changes in benefit obligations and plan assets for the year ended December 31, 2008, include fifteen months of activity.

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at December 31, 2008 and
September 30, 2007	$ 208,315	$ 201,253	$ 75,152	$ 80,840
Service cost	5,397	8,140	1,404	2,321
Interest cost	12,434	15,502	4,515	5,889
Amendments	1,823	1,061	–	(6,649)
Net actuarial loss (gain)	13,182	(3,281)	11,201	(100)
Participant contributions	–	–	2,166	2,920
Curtailments	–	–	(1,743)	(1,839)
Settlements	(5,490)	–	–	–
Benefits paid	(12,986)	(14,360)	(6,740)	(8,230)
Benefit obligation at December 31	$ 222,675	$ 208,315	$ 85,955	$ 75,152
Change in plan assets:
Fair value at December 31, 2008 and
September 30, 2007	$ 149,863	$ 198,698	$ –	$ –
Actual gain (loss)	29,944	(44,743)	–	–
Company contributions	10,632	10,268	4,574	5,310
Participant contributions	–	–	2,166	2,920
Settlements	(5,490)	–	–	–
Benefits paid	(12,986)	(14,360)	(6,740)	(8,230)
Fair value at December 31	$ 171,963	$ 149,863	$ –	$ –

Funded status at December 31	$ (50,712)	$ (58,452)	$ (85,955)	$ (75,152)

Amounts recognized in the Consolidated Balance
Sheets consist of:
Current liabilities	$ (1,557)	$ (6,054)	$ (4,700)	$ (4,600)
Noncurrent liabilities	(49,155)	(52,398)	(81,255)	(70,552)
Amount recognized at December 31	$ (50,712)	$ (58,452)	$ (85,955)	$ (75,152)

For 2009 and 2008, the amendments to retirement benefit plans reflect union negotiated rate increases.  For 2008, the amendments to other post-retirement benefit plans are primarily related to cost-sharing changes for the non-union and certain union plans.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2009	2008	2009	2008

Prior service cost (credit)	$ 7,213	$ 7,676	$ (12,396)	$(11,170)
Net loss	43,877	46,684	24,429	14,510
Net amount recognized at December 31	$ 51,090	$ 54,360	$ 12,033	$ 3,340

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $222.1 million and $207.7 million at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target	Percentage of Plan Assets
	Allocations	at Measurement Date
		2009	2008
Asset category
Equity securities	60%	62%	52%
Debt securities	40%	38%	48%
Total	100%	100%	100%

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

The plan’s assets are recorded at estimated fair value utilizing level 2 inputs.  Level 2 inputs are inputs other than quoted market prices that are observable for securities, either directly or indirectly.    All of the plan’s assets are in pooled separate accounts and are stated at estimated fair value based on quoted market prices of the underlying investments held by the pooled separate accounts.  Following is a summary, by asset category, of the fair value inputs of our plan assets at December 31, 2009:

Level 2
Inputs
Asset category:
Domestic pooled separate accounts	$ 146,042
Foreign pooled separate accounts	25,921
Total	$ 171,963

Although we do not expect to have a minimum funding requirement for defined benefit pension plans in 2010, we may elect to make contributions of up to $14.0 million directly to pension plans.  We also expect to contribute $4.7 million, net of subsidy reimbursements, directly to other post-retirement plans.  Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Pension	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2010	12,162	4,883	183
2011	11,791	4,558	202
2012	12,166	4,827	229
2013	12,774	5,344	247
2014	13,620	5,703	270
2015-2019	89,411	32,820	1,631

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the amounts recognized in other comprehensive income are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
(all dollar amounts in thousands)	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$ 5,397	$ 6,374	$ 7,799	$ 1,404	$ 1,800	$ 2,516
Interest cost	12,434	12,406	11,026	4,515	4,662	5,146
Expected return on plan assets	(14,968)	(14,779)	(13,416)	–	–	–
Amortization of:
Prior service cost (benefit)	1,954	1,881	2,413	(3,494)	(3,468)	(3,829)
Actuarial loss	1,241	1,952	2,468	1,813	2,017	2,332
Settlements	886	–	–	–	–	–
Subtotal	6,944	7,834	10,290	4,238	5,011	6,165
Components charged to restructuring
expense:
Curtailments	520	505	3,111	(1,500)	(1,051)	(607)
Total net periodic benefit cost	$ 7,464	$ 8,339	$ 13,401	$ 2,738	$ 3,960	$ 5,558

Recognized in other comprehensive
income (before tax effect):
Net actuarial (gain) loss	$ (1,795)	$ 59,864	$ (21,496)	$ 11,201	$ (100)	$ (8,537)
Prior service cost (credit)	1,823	1,061	3,375	(243)	(6,829)	(20,295)
Amortization of:
Net actuarial loss	(2,127)	(2,477)	(2,468)	(1,813)	(2,522)	(2,332)
Prior service (cost) credit	(2,475)	(2,880)	(5,524)	3,494	4,281	3,829
Total recognized in other
comprehensive income	(4,574)	55,568	(26,113)	12,639	(5,170)	(27,335)
Total recognized in net periodic benefit
cost and other comprehensive income	$ 2,890	$ 63,907	$ (12,712)	$ 15,377	$ (1,210)	$(21,777)

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2010, are charges of $1.8 million and $2.2 million, respectively.  The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ended December 31, 2010, are a credit of $3.4 million and a charge of $2.4 million, respectively.

In 2009, the settlement relates to the payment of a pension liability with respect to certain retired participants.  Also for 2009, the curtailment recognized relates to the closure of our Specialty Products’ paper mill in Jay, Maine.  For 2008, the curtailment recognized relates to the shutdown of one of the two paper machines at our Specialty Products’ mill in Jay, Maine.  In addition for 2007, the curtailment recognized relates to the closure of Printing & Writing’s Groveton, New Hampshire, mill.  See Note 2 for additional information on the facility closures.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to
determine benefit obligations at the selected
measurement dates:
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to
determine net periodic benefit cost for the
year ended December 31:
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.75%
Expected return on plan assets	8.00%	8.00%	8.25%	n/a	n/a	n/a
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at
December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	9%	9%	9%
Ultimate trend rate	n/a	n/a	n/a	5%	5%	5%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2016	2011	2010

The expected return on plan assets reflects our expectations of average rates of return on funds invested to provide benefits included in the projected benefit obligations.  The expected return is based on various factors, including estimated inflation, fixed income and equity returns, historical returns, and asset allocation and investment strategy.  Differences between actual and expected returns on pension plan assets are recorded as an actuarial gain or loss and are amortized over the average remaining service period of active plan participants.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2009, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$ 9,958	$ (8,353)
Effect on the sum of the service and interest cost components	899	(744)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions.  The cost of such plans totaled $1.8 million, $3.0 million, and $2.8 million in 2009, 2008, and 2007, respectively.  The decline in the cost of the defined contribution pension plans in 2009 was due to the suspension of company matching contributions on non-bargained plans effective on March 31, 2009.

We historically have had deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  During 2008, we terminated the deferred-compensation agreements with certain present and past key officers and employees.  In 2009, we made payments of $8.3 million to certain present and past key officers and employees as a result of the termination of the agreements.  We continue to maintain deferred-compensation agreements with certain present and past directors.  The annual cost of the deferred-compensation agreements was $0.3 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the amounts accrued under the deferred-compensation agreements were $2.0 million and $10.1 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

Note 8

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The provision (credit) for income taxes is comprised of the following:

(all dollar amounts in thousands)	2009	2008	2007

Current tax expense (credit):
Federal	$ 1,648	$ (1,868)	$ 5,272
State	643	436	299
Total current	2,291	(1,432)	5,571

Deferred tax expense (credit):
Federal	10,747	(8,727)	(14,087)
State	1,597	(677)	(13,713)
Total deferred	12,344	(9,404)	(27,800)
Total provision (credit) for income taxes	$ 14,635	$(10,836)	$(22,229)

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2009		2008		2007

Federal statutory tax rate	$ 12,319	35.0%	$ (9,334)	(35.0%)	$ (8,419)	(35.0%)
State taxes (net of federal tax benefits)	973	2.8	(394)	(1.5)	(2,160)	(8.9)
State tax benefit due to reorganization	–	–	–	–	(11,645)	(48.5)
State taxes due to rate change	1,042	3.0	–	–	–	–
Other	301	0.8	(1,108)	(4.1)	(5)	–
Effective tax rate	$ 14,635	41.6%	$(10,836)	(40.6%)	$(22,229)	(92.4%)

Effective January 1, 2007, we reorganized the various subsidiaries that comprised our operating segments to align more closely with our operating structure.  The new structure allowed us to utilize state net operating loss and credit carryovers of certain subsidiaries for which full valuation allowances had been previously established due to the fact that separate state tax returns were filed under our previous structure.  In 2007, we recorded net state tax benefits of $11.6 million primarily as a result of the reversal of these valuation allowances.  At the end of 2009, $154.9 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2024.  Under the provisions of ASC Subtopic 740-10 (originally issued as SFAS No. 109, “Accounting for Income Taxes”), the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

(all dollar amounts in thousands)	2009	2008

Deferred tax assets:
Accrued compensated absences	$ 3,710	$ 4,017
Pensions	10,054	13,969
Post-retirement benefits	34,310	30,582
State net operating loss carry forward	14,093	15,895
Other	24,196	30,104
Gross deferred tax asset	86,363	94,567
Less valuation allowance	(98)	(1,294)
Net deferred tax assets	86,265	93,273
Deferred tax liabilities:
Property, plant, and equipment	(96,371)	(96,445)
Other	(19,434)	(16,623)
Gross deferred tax liability	(115,805)	(113,068)
Net deferred tax liability	$ (29,540)	$ (19,795)

The total deferred tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

(all dollar amounts in thousands)	2009	2008

Net deferred tax assets	$ –	$ 5,793
Net current deferred tax liabilities	(877)	–
Net noncurrent deferred tax liabilities	(28,663)	(25,588)
Net deferred tax liability	$(29,540)	$(19,795)

A valuation allowance has been recognized for certain state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

On January 1, 2007, we adopted the provisions of FASB ASC Subtopic 740-10 (originally issued as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  Subtopic 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  As a result of the implementation of Subtopic 740-10, we recognized a $0.04 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings at January 1, 2007.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2009	2008	2007

Balance at January 1	$ 1,181	$ 4,942	$ 4,420
Increases related to current year tax positions	41	–	90
Increases related to tax positions in prior years	128	37	1,779
Decreases related to tax positions in prior years	(224)	(1,557)	(1,347)
Settlements	–	(1,879)	–
Expiration of statute of limitations	(191)	(362)	–

Total	$ 935	$ 1,181	$ 4,942

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations.  During 2009 and 2008, we accrued potential penalties and interest of approximately $0.1 million and $0.2 million, respectively, related to unrecognized tax benefits.  During 2009, as a result of the expiration of statute of limitations, we reduced the amount accrued for potential penalties and interest by approximately $0.1 million.  In total, as of December 31, 2009 and 2008, we have recorded liabilities for potential penalties and interest of approximately $0.5 million, which are included in the liabilities for unrecognized tax benefits.  At December 31, 2009, the liability for uncertain tax positions was $1.4 million, with $0.3 million of the liability recorded as a current liability and $1.1 million recorded as a noncurrent liability.  The liability for uncertain tax positions at December 31, 2008, was $1.7 million, with $0.2 million of the liability recorded as a current liability and $1.5 million recorded as a noncurrent liability.

During 2008 we settled an ongoing examination by the IRS for our 1998 to 2003 tax years.  The examination related to certain research and development credits recorded for these respective tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a decrease of $3.7 million to our total gross liability for unrecognized tax benefits, a credit for income taxes of $1.1 million, and cash paid of $2.2 million.  We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2006, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 9

Stock Compensation Plans

We have adopted the provisions of FASB ASC Subtopic 718-10 (originally issued as SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

We have one stock incentive plan, the “2000 Stock Incentive Plan”, under which awards to grantees are issued.  Under the 2000 Stock Incentive Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 3.6 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2009, there were 1.2 million shares available under the 2000 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2009 and 2008, we recognized approximately $3.3 million and $1.6 million, respectively, in share-based compensation expense which included fixed option grants, restricted stock grants, and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $1.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.7 years.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2009, 2008, and 2007, and changes during those years:

		2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	2009	Exercise	2008	Exercise	2007	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	1,997,624	$12.12	2,001,624	$12.16	1,939,624	$12.30
Granted	313,000	10.27	382,669	8.07	509,102	14.45
Terminated/canceled	(387,668)	13.12	(386,669)	8.32	(447,102)	15.42
Outstanding at December 31	1,922,956	$11.62	1,997,624	$12.12	2,001,624	$12.16
Exercisable at December 31	1,711,290	$11.75	1,924,292	$12.19	1,881,624	$12.09
Fair value of options granted during the year		$ 2.67		$ 1.91		$ 4.83

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2009.  The following table summarizes the status of outstanding performance-based stock options as of December 31, 2009, 2008, and 2007, and changes during those years:

		2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	2009	Exercise	2008	Exercise	2007	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	66,000	$10.74	66,000	$10.74	66,000	$10.74
Granted	–	–	346,669	8.04	413,102	15.17
Terminated/canceled	(6,000)	11.04	(346,669)	8.04	(413,102)	15.17
Outstanding at December 31	60,000	$10.71	66,000	$10.74	66,000	$10.74
Exercisable at December 31	60,000	$10.71	66,000	$10.74	66,000	$10.74

As a result of not achieving certain operating profit levels for the years ended December 31, 2008 and 2007, no compensation expense was recorded for performance-based option grants.

Additional information regarding all grants outstanding and exercisable at December 31, 2009, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$6.96 – $11.55	1,158,313	9.03	$9.61	946,647	$9.37
$12.36 – $18.50	764,643	8.83	14.65	764,643	14.65
Total	1,922,956			1,711,290
Aggregate intrinsic value	$2,304			$2,110

For the year ended December 31, 2009, we estimated the fair value of each option on the date of grant using the binomial tree model and the following weighted average assumptions:

Average risk-free interest rate	0.66%
Expected dividend yield	2.93%
Expected volatility	41.89%
Expected term (years)	6.6

The average risk-free rate is determined on the grant date using the yield on zero-coupon U.S. Treasury strips.  The rate is duration-matched to the term of the option, which may entail an extrapolation of the rate.  The expected dividend yield is calculated using the ten year historical yield of Wausau Paper’s dividends.  The expected volatility assumption is based on a 10 percent weighting factor for implied volatilities of comparable exchange traded-options and a 90 percent weighting factor of the monthly average historical volatilities of our common stock over the expected life of the award.  The expected term of the options is calculated using the remaining contractual lives of the grants and expected exercise and expected termination behavior based upon historical data.

The total value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $0.2 million, and $0.2 million, respectively.

Restricted Stock

Under the 2000 Stock Incentive Plan, we may grant shares of restricted stock.  The shares are valued based upon the closing price of Wausau Paper’s common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.

The following table summarizes the activity relating to restricted stock grants:

	2009	2008

Outstanding at January 1 (number of shares)	12,000	–
Granted	71,000	18,000
Terminated	(5,000)	–
Settled	(6,000)	(6,000)
Outstanding at December 31 (number of shares)	72,000	12,000

The aggregate intrinsic value of restricted stock outstanding at December 31, 2009, was approximately $0.8 million. Total compensation expense recognized for restricted stock for the years ended December 31, 2009 and 2008 was $0.6 million and $0.1 million, respectively.

Performance Units

Under the 2000 Stock Incentive Plan, we may grant performance units that may vest in relation to (1) achieving certain operating profit levels and/or (2) completion of a service requirement.  Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned are paid out in whole shares of our common stock, with fractional shares paid in cash.  Prior to vesting, no shares are issued and performance units have no voting rights.  Compensation expense is determined based upon the closing sales price of our common stock on the date of the award and for performance-based awards the expense is recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If it is improbable that the performance condition will be met, no compensation cost is recognized.  For performance unit grants that vest only in relation to the completion of a service requirement, compensation expense is recognized over the requisite service period of the grant.  Service condition vesting ranges from zero to two years.

The following table summarizes the activity relating to performance unit grants:

	2009	2008	2007

Outstanding at January 1 (number of units)	227,903	81,233	66,465
Granted	303,487	311,290	48,317
Terminated	(67,762)	(122,419)	(1,394)
Settled	(119,652)	(42,201)	(32,155)
Outstanding at December 31 (number of units)	343,976	227,903	81,233

The aggregate intrinsic value of performance units outstanding at December 31, 2009, was approximately $4.0 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $2.2 million in 2009, $1.3 million in 2008, and $0.6 million in 2007.

Stock Appreciation Rights

We maintain various stock appreciation rights plans that entitle certain management employees to receive cash equal to the sum of the appreciation in the value of the stock and the hypothetical value of cash dividends that would have been paid on the stock covered by the grant assuming reinvestment in Wausau Paper stock.  The stock appreciation rights granted may be exercised in whole or in such installments and at such times as specified in the grant.  In all instances, the rights lapse if not exercised within 20 years of the grant date.

The following table summarizes the activity relating to our stock appreciation rights plans:

	2009	2008	2007

Outstanding at January 1 (number of shares)	77,613	253,797	253,797
Exercised	–	(176,184)	–
Outstanding and exercisable at December 31
(number of shares)	77,613	77,613	253,797
Price range of outstanding and exercisable rights:
$6.26 – $9.58	67,613	67,613	243,797
$17.16	10,000	10,000	10,000

For the year ended December 31, 2008, $1.2 million was paid to three participants in settlement of outstanding stock appreciation rights.  At December 31, 2009, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of between $6.26 and $9.58 was 1.2 years, and with an exercise price of $17.16 was 9.0 years.

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

The following table summarizes the activity relating to our dividend equivalent plan:

	2009	2008	2007

Outstanding at January 1 (number of shares)	151,750	151,750	151,750
Exercised	(91,668)	–	–
Outstanding and exercisable at December 31
(number of shares)	60,082	151,750	151,750

For the year ended December 31, 2009, $0.3 million was paid to a participant in settlement of outstanding dividend equivalent awards.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of ASC 718-10. The (credit) provision for stock appreciation rights and dividend equivalents is shown in the following table.

(all dollar amounts in thousands)	2009	2008	2007

Stock appreciation rights	$ 30	$ (108)	$(1,750)
Dividend equivalents	(262)	202	(224)
Total	$(232)	$ 94	$(1,974)

Note 10

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

Environmental Matters

We are subject to extensive regulation by various federal, state, and local agencies concerning compliance with environmental control statutes and regulations.  These regulations impose limitations, including effluent and emission limitations, on the discharge of materials into the environment, as well as require us to obtain and operate in compliance with conditions of permits and other governmental authorizations.  Future regulations could materially increase our capital requirements and certain operating expenses in future years.

In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee,

Wisconsin.  Our estimate of remediation and water replacement costs associated with the landfill is approximately $1.5 million.  These costs will likely be shared among the members of an ad hoc group of PRPs. We anticipate that we will incur these costs during 2010 and are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.  We are continuing to pursue coverage of defense costs and liability coverage with our insurance carriers.

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.6 million at December 31, 2009 and 2008.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2009, 2008, and 2007, respectively.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  We believe that our share of the costs of cleanup for our current remediation site will not have a material adverse impact on our consolidated financial position.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2009, we were committed to spend approximately $4.4 million on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities.  We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2010 and 2019.  At December 31, 2009, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of energy and certain raw materials.  These obligations expire between 2010 and 2014.  We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

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

Long-Term Debt

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities.  At December 31, 2009 and 2008, the estimated fair value of the long-term debt exceeded the carrying value by approximately $2.1 million and $0.2 million, respectively.

Interest Rate Agreement

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates.  Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates.  During 2001, the interest rate agreements were terminated.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.  Debt premium amortization reduced interest expense by approximately $0.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 13 Segment Data

Factors Used to Identify Reportable Segments

At December 31, 2009, and during the year then ended, our operations were classified into three principal reportable segments:  Specialty Products, Printing & Writing, and Towel & Tissue, each providing different products.

Products From Which Revenue Is Derived

Specialty Products produces specialty papers at its manufacturing facilities in Rhinelander and Mosinee, Wisconsin.  The papermaking operations at Specialty Products’ Jay, Maine, facility permanently ceased during the second quarter of 2009.  In 2008 and 2007, the Specialty Products segment information also included two converting facilities that produced laminated roll wrap and related specialty finishing and packaging products.    For additional information on the closure of the Jay, Maine, paper mill and the sale and closure of the roll wrap portion of the Specialty Products’ business, please see Note 2.  Printing & Writing produces a broad line of premium printing and writing grades at manufacturing facilities in Brokaw, Wisconsin, and Brainerd, Minnesota.  Printing & Writing also includes a converting facility which converts printing and writing grades.  The converting facility was permanently closed in December 2009.  The Printing & Writing 2008 and 2007 segment information also includes a manufacturing facility in Groveton, New Hampshire, which ceased papermaking operations in December 2007.  Please see Note 2 for additional information on the closure of the converting facility and the Groveton, New Hampshire, paper mill.  Towel & Tissue produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Towel & Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

During 2009, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, two customers accounted for approximately 30% of Printing & Writing net sales and one customer accounted for approximately 13% of Towel & Tissue net sales, while no single customer of the Specialty Products’ business segment comprised 10% or more of the respective segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2009	2008	2007

Net sales external customers:
Specialty Products	$ 359,202	$ 481,390	$ 488,343
Printing & Writing	336,727	376,963	444,516
Towel & Tissue	336,215	333,411	307,579
	$1,032,144	$1,191,764	$1,240,438

Operating profit (loss):
Specialty Products	$ 1,638	$ (11,609)	$ 4,433
Printing & Writing	7,964	(26,983)	(57,415)
Towel & Tissue	49,469	32,793	43,032
Corporate and eliminations	(14,998)	(10,955)	(3,817)
	$ 44,073	$ (16,754)	$ (13,767)

Segment assets:
Specialty Products	$ 228,914	$ 279,354
Printing & Writing	181,987	180,221
Towel & Tissue	215,607	210,977
Corporate and unallocated	28,593	40,298
	$ 655,101	$ 710,850

Other Significant Items

	Depreciation,	Expenditures
(all dollar amounts in thousands)	Depletion, and	for Long–Lived
	Amortization	Assets

2009
Specialty Products	$35,905	$ 6,485
Printing & Writing	8,874	12,939
Towel & Tissue	28,453	23,928
Corporate and unallocated	1,928	2,596
	$75,160	$45,948

2008
Specialty Products	$27,404	$11,824
Printing & Writing	13,963	11,998
Towel & Tissue	27,278	18,891
Corporate and unallocated	823	5,611
	$69,468	$48,324

2007
Specialty Products	$22,857	$10,773
Printing & Writing	46,684	11,405
Towel & Tissue	24,110	6,515
Corporate and unallocated	679	1,395
	$94,330	$30,088

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2009	2008	2007

United States	$ 946,976	$1,087,155	$1,143,303
All foreign countries	85,168	104,609	97,135
	$1,032,144	$1,191,764	$1,240,438

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Annual

2009*
Net sales	$238,771	$262,174	$273,447	$257,752	$1,032,144
Gross profit	20,248	23,621	49,381	39,584	132,834
Operating profit	428	6	26,336	17,303	44,073
Net (loss) earnings	(1,353)	(1,915)	14,641	9,190	20,563
Net (loss) earnings per share basic and diluted	$ (0.03)	$ (0.04)	$ 0.30	$ 0.19	$ 0.42

2008**
Net sales	$298,718	$305,211	$312,162	$275,673	$1,191,764
Gross profit	13,935	21,769	29,573	23,411	88,688
Operating (loss) profit	(8,166)	(12,754)	4,667	(501)	(16,754)
Net (loss) earnings	(6,806)	(9,580)	2,329	(1,777)	(15,834)
Net (loss) earnings per share basic and diluted	$ (0.14)	$ (0.20)	$ 0.05	$ (0.04)	$ (0.32)

2007***
Net sales	$299,393	$317,235	$319,342	$304,468	$1,240,438
Gross profit (loss)	28,086	32,005	33,026	(15,418)	77,699
Operating profit (loss)	7,284	10,627	11,956	(43,634)	(13,767)
Net earnings (loss)	14,965	4,753	6,079	(27,622)	(1,825)
Net earnings (loss) per share basic and diluted	$ 0.29	$ 0.09	$ 0.12	$ (0.55)	$ (0.04)

* In 2009, the first, second, third, and fourth quarters include after-tax expense of $2.8 million ($4.5 million pre-tax) or $0.06 per share, $13.3 million ($21.4 million pre-tax) or $0.27 per share, $0.7 million ($1.1 million pre-tax) or $0.01 per share, and $0.6 million ($0.9 million pre-tax) or $0.01 per share, respectively, related to closure costs and restructuring expenses as a result of the closure of Printing & Writing’s Groveton, New Hampshire, mill and Appleton, Wisconsin, converting facility, the sale and closure of Specialty Products’ roll wrap operations, and the closure of Specialty Products’ Jay, Maine, mill.  In addition, the first quarter of 2009 includes after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to expenses associated with the towel machine rebuild at Towel & Tissue’s Middletown, Ohio, mill and the start-up of Printing & Writing’s distribution center in Bedford Park, Illinois.  Also in 2009, the second, third, and fourth quarters include after-tax gains of $3.5 million ($5.7 million pre-tax) or $0.07 per share, $2.5 million ($4.0 million pre-tax) or $0.05 per share, and $2.3 million ($3.7 million pre-tax) or $0.05 per share, respectively, related to a tax credit for the use of alternative fuel mixtures at Specialty Products’ Mosinee, Wisconsin, facility.  The third quarter of 2009 includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Specialty Products’ non-core yeast business.

** In 2008, the first, second, third, and fourth quarters include after-tax expense of $5.0 million ($7.9 million pre-tax) or $0.10 per share, $8.8 million ($13.9 million pre-tax) or $0.18 per share, $3.9 million ($6.2 million pre-tax) or $0.08 per share, and $3.6 million ($5.8 million pre-tax) or $0.07 per share, respectively, related to closure costs and restructuring expenses as a result of the closure of Printing & Writing’s Groveton, New Hampshire, mill, the sale and closure of Specialty Products’ roll wrap operations, the permanent shutdown of a paper machine at Specialty Products’ Jay, Maine, mill, and the closure of Printing & Writing’s Appleton, Wisconsin, converting facility.  Also in 2008, the third quarter includes income tax benefits of $0.9 million or $0.02 per share, related to the settlement of a Federal tax audit.

*** In 2007, the first quarter includes state income tax benefits of $12.0 million or $0.24 per share and the second quarter includes state income tax charges of $0.4 million of $0.01 per share, primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries due to the reorganization of various subsidiaries which comprised our operating segments to align more closely to our operating structure.  Also in 2007, the fourth quarter includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share, related to closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Printing & Writing’s Groveton, New Hampshire, mill.

Market Prices For Common Shares (Unaudited)

	2009			2008			2007
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$11.86	$3.75	$0.085	$10.12	$6.97	$0.085	$15.60	$13.57	$0.085
2nd	9.61	5.00	–	9.74	7.30	0.085	15.58	12.73	0.085
3rd	10.55	5.98	–	10.90	7.08	0.085	13.66	8.56	0.085
4th	12.21	8.01	–	11.70	6.51	0.085	12.12	8.60	0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.  On March 31, 2009, we announced the suspension of cash dividends.  No cash dividends were paid in the second, third, or fourth quarters of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 1, 2010 (which report on the Company’s consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of the measurement date provision of the accounting guidance for pension and postretirement benefits on January 1, 2008).  Our audits also included the consolidated financial statement schedule of the Company listed in Item 8.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2010

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2006	$ 1,361	$ 12,267
Charges (credits) to cost and expense	(235)	629
Deductions	(74)	(11,018)
Balance December 31, 2007	1,052	1,878
Charges to cost and expense	331	664
Deductions	(460)	(1,248)
Balance December 31, 2008	923	1,294
Charges to cost and expense	732	10
Deductions	(144)	(1,206)
Balance December 31, 2009	$ 1,511	$ 98

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of the our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) pursuant to Rule 13a-15.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2010 annual meeting of shareholders (the “2010 Proxy Statement”) under the subcaption “Election of Directors – Election Procedures, Nominees, and Board Recommendation.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers, which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit.  Each of these codes is available at “Investors – Corporate Governance” on our website (wausaupaper.com).  Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption.  In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose that amendment or waiver at the website address where the code may also be found.

Corporate Governance Guidelines and Committee Charters

We have adopted Corporate Governance guidelines and charters for the Board of Directors’ Audit, Compensation, and Corporate Governance Committees.  These guidelines and charters are available at “Investors – Corporate Governance” on our website (wausaupaper.com).  Shareholders may also request a free copy of these documents by writing to:

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

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 27 years of experience in commercial banking and, for the last 14 years, has managed the investment portfolios of the private foundation he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Election of Directors –Director Compensation for 2009.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2010 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)(2)	rights(1) (2) (3)	reflected in column (a))(1) (2)
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	2,150,732	$11.62	1,156,429

Equity compensation plans
not approved by security
holders	-	n/a	-

Total	2,150,732	$11.62	1,156,429

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

(3) The exercise price calculation is based only on outstanding options to purchase 1,922,956 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Corporate Governance – Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2010 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters – Independent Auditor and Fees,” and

“Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

(1)

The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2009 and 2008

(ii)

Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007

(iii)

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

(iv)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007

(v)

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)

Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008, and 2007 (page 77)

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

4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998)

4.2

First Amendment dated August 22, 2000, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A/A, filed on December 19, 2000)

4.3

Second Amendment dated October 17, 2008, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(b) to Amendment No. 2 to Registration Statement on Form 8-A, filed on October 20, 2008)

4.4

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A, filed on October 29, 1998)

4.5

$138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

4.6

Amendment No. 1, dated June 28, 2005, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 28, 2005)

4.7

Amendment No. 2, dated as of December 21, 2006, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2006)

4.8

Amendment No. 3, dated as of October 19, 2007, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 19, 2007)

4.9

Amendment No. 4, dated as of March 27, 2009, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 25, 2009)

4.10

$125,000,000 Credit Agreement dated as of July 27, 2006, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Harris N.A., Wells Fargo Bank, N. A., and Northwest Farm Credit Services, PCA (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated July 27, 2006)

4.11

First Amendment, dated as of December 21, 2006, to $125,000,000 Credit Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2006)

4.12

Second Amendment, dated as of October 19, 2007, to $125,000,000 Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated October 19, 2007)

4.13

Third Amendment, dated as of August 20, 2008, to $125,000,000 Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 20, 2008)

4.14

Fourth Amendment, dated as of March 25, 2009, to $125,000,000 Credit Agreement dated as of July 27, 2006 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 25, 2009)

4.15

Indenture of Trust dated July 1, 1995, relating to $19,000,000 in Series 1995 variable rate industrial revenue bonds (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.1

Supplemental Retirement Plan, as last amended effective June 12, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)*

10.2

2008 Supplemental Retirement Plan dated June 12, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)*

10.3

1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.4

1990 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.5

1991 Employee Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.6

1991 Dividend Equivalent Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.7

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009)*

10.8

Directors’ Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.9

Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*

10.10

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.11

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.12

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009)*

10.13

Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.14

2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.15

2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.16

Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2004)*

10.17

Standard Form of Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)*

10.18

Standard Form of Non-Qualified Performance Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)*

10.19

Standard Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)*

10.20

Standard Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008)*

10.21

Board of Directors Compensation Policy dated December 18, 2009 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 18, 2009)*

10.22

Form of Grant of Performance Units Pursuant to Director Compensation Policy (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 16, 2005)*

10.23

2009 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 5, 2009)*

10.24

2009 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 5, 2009)*

10.25

2010 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*

10.26

2010 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*

10.27

Severance Agreement and General Release of Claims dated October 5, 2009, between Wausau Paper Corp. and Daniel R. Trettin*

21.1

Subsidiaries of Wausau Paper Corp.

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

WAUSAU PAPER CORP.

March 1, 2010	SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President – Finance,
Secretary and Treasurer

(On behalf of the Registrant and as Principal

Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2010

THOMAS J. HOWATT	SAN W. ORR, JR.
Thomas J. Howatt	San W. Orr, Jr.
President and Chief Executive Officer	Chairman of the Board
(Principal Executive Officer)

ANDREW N. BAUR	GARY W. FREELS
Andrew N. Baur	Gary W. Freels
Director	Director

G. WATTS HUMPHREY, JR.	MICHAEL M. KNETTER
G. Watts Humphrey, Jr.	Michael M. Knetter
Director	Director

DENNIS J. KUESTER
Dennis J. Kuester
Director

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2009

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 10.27

Severance Agreement and General Release of Claims dated October 5, 2009, between Wausau Paper Corp. and Daniel R. Trettin

Exhibit 21.1

Subsidiaries of Wausau Paper Corp.

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