Form 10-Q
period 2010-03-31
WAUSAU PAPER CORP.
filed 2010-05-10
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of common shares outstanding at April 30, 2010 was 49,019,063.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations,
	Three Months Ended March 31, 2010 (unaudited)
	and March 31, 2009 (unaudited)	1

	Condensed Consolidated Balance Sheets,
	March 31, 2010 (unaudited) and December 31, 2009
	(derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows,
	Three Months Ended March 31, 2010 (unaudited)
	and March 31, 2009 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-11

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2010	2009

Net sales	$ 255,862	$ 238,771
Cost of sales	228,878	218,523
Gross profit	26,984	20,248

Selling and administrative	19,173	19,031
Restructuring	–	789
Operating profit	7,811	428

Interest expense	(1,301)	(2,659)
Other income, net	128	66
Earnings (loss) before income taxes	6,638	(2,165)

Provision (credit) for income taxes	3,723	(812)

Net earnings (loss)	$ 2,915	$ (1,353)

Net earnings (loss) per share – basic and diluted	$ 0.06	$ (0.03)

Weighted average shares outstanding – basic	48,951	48,810
Weighted average shares outstanding – diluted	49,228	48,810

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	March 31,	December 31,
	2010	2009
(all dollar amounts in thousands)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,099	$ 1,297
Receivables, net	101,774	98,531
Refundable income taxes	3,291	3,622
Inventories	102,415	90,004
Spare parts	28,580	27,932
Other current assets	6,203	5,574
Total current assets	243,362	226,960

Property, plant, and equipment – net	374,662	379,483
Other assets	48,230	48,658

Total Assets	$ 666,254	$ 655,101

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$ –	$ 52
Accounts payable	70,538	70,957
Deferred income taxes	931	877
Accrued and other liabilities	57,762	62,952
Total current liabilities	129,231	134,838

Long-term debt	130,870	117,944
Deferred income taxes	28,180	28,663
Post-retirement benefits	82,295	81,255
Pension	35,115	35,798
Other noncurrent liabilities	30,453	31,181
Total liabilities	436,144	429,679

Stockholders’ equity	230,110	225,422

Total Liabilities and Stockholders’ Equity	$ 666,254	$ 655,101

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2010	2009

Net cash (used in) provided by operating activities	$ (7,373)	$ 7,489

Cash flows from investing activities:
Capital expenditures	(6,152)	(20,813)
Proceeds from property, plant, and equipment disposals	118	403

Net cash used in investing activities	(6,034)	(20,410)

Cash flows from financing activities:
Issuances of commercial paper, net	11,055	2,380
Borrowings under credit agreements, net	2,000	22,000
Payments under notes payable agreement	(28)	–
Dividends paid	(4)	(4,151)
Proceeds from stock option exercises	186	–

Net cash provided by financing activities	13,209	20,229

Net (decrease) increase in cash and cash equivalents	(198)	7,308
Cash and cash equivalents, beginning of period	1,297	4,330

Cash and cash equivalents, end of period	$ 1,099	$ 11,638

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.

Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed financial statements, in the opinion of management, reflect all adjustments, which are normal, and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2009, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.

Restructuring

In March 2009, we announced plans to permanently shut down all operations at our Paper segment’s mill in Jay, Maine.  The shutdown of the mill was completed in May 2009.  The cost of sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, includes $3.3 million in pre-tax charges for accelerated depreciation on assets and other associated closure costs.  Pre-tax restructuring expense, as reflected in the Condensed Consolidated Statements of Operations, includes $0.5 million related primarily to severance and benefit continuation costs.  No closure charges have been incurred or are expected to be incurred during 2010.

In December 2008, we announced plans to permanently close our Paper segment’s converting operations at our Appleton, Wisconsin facility.  The closure of the Appleton, Wisconsin facility was completed in December 2009.  The cost of sales, as reflected in the Condensed Consolidated Statements of Operations, includes $0.4 million in pre-tax charges for related closure costs for the three months ended March 31, 2009.  Restructuring expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, includes $0.2 million in pre-tax charges related to severance and benefit continuation costs.  No closure charges have been incurred or are expected to be incurred during 2010.

Note 3.

Alternative Fuel Mixture Credits

During 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit expired on December 31, 2009.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Paper segment’s mill in Mosinee, Wisconsin, was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  At December 31, 2009, there were $3.0 million in alternative fuel mixture tax credits included in receivables, net, on the Condensed

Consolidated Balance Sheets.   All of the refunds were collected during the three months ended March 31, 2010.

Note 4.

Income Taxes

During the three months ended March 31, 2010, we have recorded an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2010	2009

Net earnings (loss)	$ 2,915	$ (1,353)

Basic weighted average common shares outstanding	48,951	48,810
Dilutive securities:
Stock compensation plans	277	–

Diluted weighted average common shares outstanding	49,228	48,810

Net earnings (loss) per share:
Basic	$ 0.06	$ (0.03)
Diluted	$ 0.06	$ (0.03)

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended March 31, 2010, stock-based grants for 1,649,763 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss reported in the three months ended March 31, 2009, stock-based grants for 2,600,540 shares were considered to be antidilutive.

Note 6.

Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2010	2009

Trade	$ 98,515	$ 91,333
Other	4,661	8,709
	103,176	100,042
Less: allowances for doubtful accounts	(1,402)	(1,511)

	$ 101,774	$ 98,531

Note 7.

Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2010	2009

Raw materials	$ 39,454	$ 31,098
Work in process and finished goods	106,347	100,251
Supplies	6,285	6,356
Inventories at cost	152,086	137,705
Less: LIFO reserve	(49,671)	(47,701)

	$ 102,415	$ 90,004

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $715.3 million as of March 31, 2010, and $705.7 million as of December 31, 2009.  The provision for depreciation, amortization, and depletion was $14.0 million and $15.6 million for the three months ended March 31, 2010 and 2009, respectively.

Note 9.

Debt

A summary of total debt is as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2010	2009

Unsecured private placement notes	$ 35,000	$ 35,000
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	35,000	33,000
Commercial paper placement agreement	41,569	30,514
Note payable	–	127
Subtotal	130,569	117,641
Premium on unsecured private placement notes	301	355
Total debt	130,870	117,996
Less: current maturities of long-term debt	–	(52)
Total long-term debt	$130,870	$117,944

We are subject to certain financial and other covenants under the revolving-credit and unsecured private placement note agreements.  At March 31, 2010, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2010.

At March 31, 2010, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provides for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69 percent, and also establishes a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  No amounts were outstanding under the note purchase and private-shelf agreement at March 31, 2010.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Service cost	$ 1,389	$ 1,401	$ 366	$ 362
Interest cost	3,061	3,108	1,207	1,145
Expected return on plan assets	(3,740)	(3,757)	–	–
Amortization of:
Prior service cost (benefit)	447	499	(862)	(873)
Actuarial loss	642	295	596	453
Settlements	–	207	–	–

Net periodic benefit cost	$ 1,799	$ 1,753	$ 1,307	$ 1,087

We previously disclosed in our consolidated financial statements for the year ended December 31, 2009, that although we do not have a minimum funding requirement for defined benefit pension plans in 2010, we may elect to make contributions of up to $14.0 million directly to pension plans.  As of March 31, 2010, we have made payments of approximately $1.2 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.7 million directly to other post-retirement plans in 2010.  As of March 31, 2010, we have contributed approximately $1.3 million to our other post-retirement plans.

Note 11.

Share-Based Compensation

We have adopted the provisions of FASB ASC Subtopic 718-10, which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2010 and March 31, 2009, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $1.0 million and $1.3 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $2.8 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.9 years.

During the three months ended March 31, 2010, we granted 380,000 fixed stock options with an average exercise price of $11.62.  Also, as a component of the director compensation policy, we awarded 15,437 performance units during the first quarter of 2010.

On an annual basis, we generally grant performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first quarter of 2010, we granted 181,830 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2010.

In addition, during the first quarter of 2010, we granted 59,572 performance unit awards as part of a retention-based compensation award to certain employees of Wausau Paper.  The vesting of these performance unit awards is subject to the completion of a service requirement.  Compensation expense is recognized for these awards on a straight-line basis over the requisite service period of each award.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of ASC Subtopic 718-10.  During the three months ended March 31, 2010 and 2009, we recognized credits of approximately $0.3 million and $0.9 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 12.

Interim Segment Information

Factors Used to Identify Reportable Segments

In September 2009, we announced plans to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating unit.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue business segment.  We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Paper and Tissue, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products from which Revenue is Derived

The Paper segment produces specialty and fine printing and writing papers within five core markets – Food, Tape, Print & Color, Liner, and Industrial.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.  The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements.  The reconciliations for 2009 have been restated to display the information in accordance with the segment structure that became effective January 1, 2010.

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2010	2009

Net sales external customers:
Paper	$ 175,995	$ 164,994
Tissue	79,867	73,777

	$ 255,862	$ 238,771

Operating profit (loss):
Paper	$ 2,022	$ (3,234)
Tissue	11,070	7,280
Corporate & eliminations	(5,281)	(3,618)

	$ 7,811	$ 428

	March 31,	December 31,
	2010	2009

Segment assets:
Paper	$ 419,953	$ 410,901
Tissue	217,426	215,607
Corporate & Unallocated*	28,875	28,593

	$ 666,254	$ 655,101

*

Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2009, for our accounting policies and other disclosures which are pertinent to these statements.

Operations Review

Overview

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except tons sold and per share data)	2010	2009

Net sales	$ 255,862	$ 238,771
Tons sold	168,218	154,691
Net earnings (loss)	$ 2,915	$ (1,353)
Net earnings (loss) per share – basic and diluted	$ 0.06	$ (0.03)

For the first quarter of 2010, we reported net earnings of $2.9 million, or $0.06 per share, compared to a prior year net loss of $1.4 million, or $0.03 per share.  Net sales and product shipments both increased in the three months ended March 31, 2010, as compared to the same period in 2009 due to demand improvement in most market categories.

Net earnings during the first quarter of 2010 were impacted by income tax charges of $1.2 million, or $0.02 per share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010, which eliminated the income tax deduction for federal subsidies received for providing retiree prescription drug benefits.  For additional information on income taxes, please refer to “Note 4 – Income Taxes” in the Notes to Condensed Consolidated Financial Statements.  The net loss for the first quarter of 2009 included after-tax facility closure charges of $2.8 million, or $0.06 per share, primarily related to the closure of a paper mill in Jay, Maine, and a converting facility in Appleton, Wisconsin; and after-tax charges of $1.9 million, or $0.04 per share, related to the rebuild of a towel machine at the Middletown, Ohio, mill and the start-up of a distribution center in Bedford Park, Illinois.  For additional information on the facility closures, please refer to “Note 2 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.

In September 2009, we announced plans to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating unit.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue segment.  The January 1, 2010 consolidation of our Printing & Writing and Specialty Product business units was the final step in a multi-year restructuring initiative which included the closure of several manufacturing facilities, consolidation of converting and distribution activities, and the sale of non-core manufacturing businesses.  We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Paper and Tissue.  The segment information for 2009 has been restated to display the information in accordance with the segment structure that became effective January 1, 2010.

Net Sales and Gross Profit on Sales

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except tons sold)	2010	2009

Net sales	$ 255,862	$ 238,771
Tons sold	168,218	154,691
Gross profit on sales	$ 26,984	$ 20,248
Gross profit margin	11%	8%

Consolidated net sales and shipments increased 7% and 9%, respectively, during the first quarter of 2010 as compared to the first quarter of 2009, due to modest demand improvement in many market categories.  During the same comparative periods, average net selling price decreased 1%, or approximately $1 million.

Gross profit for the three months ended March 31, 2010, was $27.0 million compared to $20.2 million for the three months ended March 31, 2009.  Gross profit margins in the first quarter of 2009 were negatively impacted by pre-tax facility closure charges of approximately $3.7 million primarily related to the shutdown of the Jay, Maine mill and the closure of the Appleton, Wisconsin converting facility.  There were no facility closure charges incurred during the first quarter of 2010.  For additional information on the facility closures, refer to “Note 2 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.  Year-over-year, sales volume and mix improvements, as well as energy price declines of $1.6 million, offset fiber cost increases of $12.0 million, contributing to gross profit margin improvement.

	March 31,
Consolidated Order Backlogs	2010	2009

Order backlogs in tons:
Paper	47,100	22,700
Tissue	3,700	2,400

	50,800	25,100

Backlog tons at March 31, 2010, represent $82.2 million in sales compared to $35.8 million in sales at March 31, 2009.  The entire backlog at March 31, 2010, is expected to be shipped during the remainder of 2010.

Paper

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2010	2009

Net sales	$175,995	$164,994
Operating profit (loss)	$ 2,022	$ (3,234)
Tons sold	126,450	115,696
Gross profit on sales	$ 11,677	$ 8,086
Gross profit margin	7%	5%

Paper’s first quarter 2010 net sales increased 7% and product shipments increased 9% as compared to the same period in 2009.    In the first quarter of 2010 as compared to the first quarter of 2009, the Paper segment’s average net selling price decreased approximately 1%, or $1 million.  Operating loss in the first quarter of 2009 included pre-tax charges of approximately $5.1 million related to facility closure and restructuring charges, as well as expenses associated with the start-up of a new distribution center.  In addition, the Paper segment’s financial performance in the first three months of 2010 as compared to the same period in 2009 was impacted by substantially higher fiber costs.

Gross profit margin for the Paper segment was 7% in the first quarter of 2010 compared to 5% in the first quarter of 2009.  Gross profit margins in the first quarter of 2009 were negatively impacted by pre-tax facility closure charges of approximately $4.3 million, or 2 percentage points, primarily related to the shutdown of the Jay, Maine mill and the closure of the Appleton, Wisconsin converting facility.  For detailed information regarding facility closures, please see “Note 2 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.  In addition, we executed downtime equivalent to approximately 10 percent of production capacity during the first quarter of 2009 due to market-related weakness.  There was no market-related downtime or facility closure charges incurred during the first quarter of 2010. Gross profit margins for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, were favorably impacted by a decline in energy prices, as well as sales volume and mix improvements, which were able to offset increases in fiber and other manufacturing related costs.

During the first quarter of 2010, the Board of Directors approved a $27 million capital project to rebuild a paper machine in Brainerd, Minnesota, to add tape-backing paper production capabilities.  The rebuild is scheduled for completion in the first quarter of 2011, and will provide capabilities to produce a wide range of unsaturated tape-backing paper while retaining the flexibility to produce premium printing and writing products.  This capital investment is expected to improve the overall cost-efficiency and manufacturing flexibility of the Paper segment’s operations.

Tissue

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2010	2009

Net sales	$ 79,867	$ 73,777
Operating profit	$ 11,070	$ 7,280
Tons sold	41,768	38,995
Gross profit on sales	$ 16,446	$ 12,457
Gross profit margin	21%	17%

Tissue’s net sales and product shipments increased 8% and 7%, respectively, in the first quarter of 2010 compared to the same period in the prior year.  Average net selling price increased approximately 2%, or $1 million, in the first quarter of 2010 over the first quarter of 2009. The Tissue segment’s financial performance, as indicated by improved operating profit, remained strong during the first quarter of 2010, despite flat demand in the “away-from-home” towel and tissue market.  Gross profit margin for Tissue in the first quarter of 2010 increased compared to the first quarter of 2009.  During the three months ended March 31, 2009, gross profit margin was unfavorably impacted by approximately $2.5 million, or 3 percentage points, due to one-time costs incurred as a result of the towel machine rebuild at the Middletown, Ohio mill.  During the first quarter of 2010 as compared to the same period in 2009, increased average net selling prices and a decline in the cost of purchased towel and tissue parent rolls were able to more than offset increases in the prices of wastepaper. We continue to focus our efforts on our value-added product lines, such as our Green Seal™-certified products, to improve our competitive strength and operating margins.

Selling and Administrative Expenses

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2010	2009

Selling and administrative expense	$ 19,173	$ 19,031
Percent increase (decrease)	1%	(9%)
As a percent of net sales	7%	8%

Selling and administrative expenses in the first quarter of 2010 were $19.2 million compared to $19.0 million in the same period of 2009.  Stock-based incentive compensation programs resulted in expense of $0.2 million during the first quarter of 2010 compared to a credit of $0.7 million during the first quarter of 2009.  After adjusting for stock-based incentive compensation programs, the majority of the quarter-over-quarter decrease in selling and administrative expense was primarily a result of decreased wages and benefits over the same comparative periods.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2010	2009

Interest expense	$ 1,301	$ 2,659
Other income, net	128	66

Interest expense in the first quarter of 2010 was $1.3 million compared to interest expense of $2.7 million in the first quarter of 2009.  The decline in interest expense is due to a significant reduction in average debt balances outstanding during the respective periods combined with a lower average interest rate on debt.  Total debt was $130.9 million and $216.2 million at March 31, 2010 and 2009, respectively.  Total debt at December 31, 2009, was $118.0 million.  Interest expense during the remainder of 2010 is expected to continue to be lower than 2009 levels.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2010	2009

Provision (credit) for income taxes	$ 3,723	$ (812)
Effective tax rate	56.1%	37.5%

During the three months ended March 31, 2010, we have recorded an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.  The passage of these acts increased the effective tax rate for the first quarter of 2010 by approximately 18.1%.  The effective tax rate for the remainder of 2010 is expected to be 38.0%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2010	2009

Net cash (used in) provided by operating activities	$ (7,373)	$ 7,489
Capital expenditures	6,152	20,813

Comparing the first three months of 2010 with the same period in 2009, cash (used in) provided by operating activities decreased reflecting higher cash earnings that were more than offset by an increase in working capital.

Capital spending for the first three months of 2010 was $6.2 million compared to $20.8 million during the first three months of 2009.  The decrease in capital expenditures in the first quarter of 2010 as compared to the same period in 2009 is due to the $32.5 million towel machine rebuild in our Tissue segment and $15 million fiber handling project in our Paper segment that were either completed or in process during the first quarter of 2009.  Total capital spending for the full-year of 2010 is expected to be approximately $36 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in an after-tax gain of $29 million.  Since introducing the timberland sales program, we have sold approximately 30,000 acres and have realized after-tax earnings of approximately $23.8 million.  During each of the first quarters of 2010 and 2009, we sold approximately 80 acres of timberlands, resulting in after-tax gains of less than $0.1 million. A total of approximately 12,000 acres remains in the timberland sales program and we expect to sell these timberlands over the next two years.  We have not committed to implement additional timberland sales programs in the future.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2010	2009

Current maturities of long-term debt	$ –	$ 52
Long-term debt	130,870	117,944
Total debt	130,870	117,996
Stockholders’ equity	230,110	225,422
Total capitalization	360,980	343,418
Total debt/capitalization ratio	36%	34%

As of March 31, 2010, total debt increased $12.9 million from the $118.0 million borrowed at December 31, 2009.  The increase in debt in the first quarter of 2010 is due, in part, to seasonal variation in working capital levels.  Overall, we generally experience lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers following the year-end holiday season.

We are subject to certain financial and other covenants under our revolving-credit and unsecured private placement note agreements.  At March 31, 2010, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2010.

At March 31, 2010, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provides for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69 percent, and also establishes a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  The proceeds from the April 9, 2010 issuance of unsecured senior notes were used to pay down revolving debt and prepare us to meet future debt obligations.  No amounts were outstanding under the note purchase and private-shelf agreement at March 31, 2010.

At December 31, 2009, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first quarter of 2010.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On March 31, 2009, we announced the suspension of cash dividends.  There were no cash dividends declared on our common stock during the first quarter of 2010 or 2009.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2009.

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

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 10, 2010

SCOTT P. DOESCHER

Scott P. Doescher

Executive Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002