Form 10-Q
period 2010-06-30
WAUSAU PAPER CORP.
filed 2010-08-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of
the Exchange Act).			Yes	☐	No	☒

The number of common shares outstanding at July 30, 2010 was 49,023,940.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Six Months Ended
	June 30, 2010 (unaudited) and
	June 30, 2009 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, June 30, 2010 (unaudited)
	and December 31, 2009 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Six Months Ended
	June 30, 2010 (unaudited) and
	June 30, 2009 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-11

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

-i-

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2010	2009	2010	2009

Net sales	$ 265,621	$ 262,174	$ 521,483	$ 500,945
Cost of sales	235,109	238,553	463,987	457,076
Gross profit	30,512	23,621	57,496	43,869

Selling and administrative	19,707	20,514	38,880	39,545
Restructuring	–	3,101	–	3,890
Operating profit	10,805	6	18,616	434

Interest expense	(1,865)	(3,069)	(3,166)	(5,728)
Other income (expense), net	43	(1)	171	65
Earnings (loss) before income taxes	8,983	(3,064)	15,621	(5,229)

Provision (credit) for income taxes	3,414	(1,149)	7,137	(1,961)

Net earnings (loss)	$ 5,569	$ (1,915)	$ 8,484	$ (3,268)

Net earnings (loss) per share - basic and diluted	$ 0.11	$ (0.04)	$ 0.17	$ (0.07)

Weighted average shares outstanding – basic	48,967	48,840	48,959	48,825
Weighted average shares outstanding – diluted	49,257	48,840	49,242	48,825

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(all dollar amounts in thousands)	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$ 4,625	$ 1,297
Receivables, net	97,811	98,531
Refundable income taxes	1,496	3,622
Inventories	100,773	90,004
Spare parts	28,531	27,932
Other current assets	5,532	5,574
Total current assets	238,768	226,960

Property, plant, and equipment, net	378,634	379,483
Other assets	49,407	48,658

Total Assets	$ 666,809	$ 655,101

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ –	$ 52
Accounts payable	72,715	70,957
Deferred income taxes	1,237	877
Accrued and other liabilities	57,529	62,952
Total current liabilities	131,481	134,838

Long-term debt	124,801	117,944
Deferred income taxes	27,380	28,663
Post-retirement benefits	81,912	81,255
Pension	34,315	35,798
Other noncurrent liabilities	29,856	31,181
Total liabilities	429,745	429,679

Stockholders’ equity	237,064	225,422

Total Liabilities and Stockholders’ Equity	$ 666,809	$ 655,101

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2010	2009

Net cash provided by operating activities	$ 7,117	$ 52,818

Cash flows from investing activities:
Capital expenditures	(15,926)	(31,231)
Proceeds from property, plant, and equipment disposals	4,919	900

Net cash used in investing activities	(11,007)	(30,331)

Cash flows from financing activities:
Net payments of commercial paper	(9,979)	(7,500)
Net payments under credit agreement	(33,000)	(8,110)
Issuances of notes payable	50,000	–
Payments under note payable obligation	(28)	(16)
Dividends paid	(4)	(4,151)
Proceeds from stock option exercises	229	–

Net cash provided by (used in) financing activities	7,218	(19,777)

Net increase in cash and cash equivalents	3,328	2,710
Cash and cash equivalents, beginning of period	1,297	4,330

Cash and cash equivalents, end of period	$ 4,625	$ 7,040

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

Note 2.

Restructuring

In March 2009, we announced plans to permanently shut down all operations at our Paper segment’s mill in Jay, Maine.  The shutdown of the mill was completed in May 2009.  The cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, includes $17.9 million and $21.2 million, respectively, in pre-tax charges for accelerated depreciation on assets and other associated closure costs.  Pre-tax restructuring expense for the three and six months ended June 30, 2009, as reflected in the Condensed Consolidated Statements of Operations, includes $2.8 million and $3.3 million, respectively, related to severance and benefit continuation costs and other associated closure costs.  No closure charges have been incurred or are expected to be incurred during 2010.

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

Note 3.

Alternative Fuel Mixture Credits

During 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit expired on December 31, 2009.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Paper segment’s mill in Mosinee, Wisconsin, was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  For the three and six months ended June 30,

2009, the cost of sales in the Condensed Consolidated Statements of Operations includes a credit for eligible alternative fuel mixture refunds of $5.7 million, representing eligible alternative fuel mixture credits earned less $0.4 million of associated expenses.  At December 31, 2009, there were $3.0 million in alternative fuel mixture tax credits included in receivables, net, on the Condensed Consolidated Balance Sheets.   All of the refunds were collected during the first quarter of 2010.

Note 4.

Income Taxes

During the first quarter of 2010, we recorded an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(all amounts in thousands, except per share data)	2010	2010

Net earnings	$ 5,569	$ 8,484

Basic weighted average common shares outstanding	48,967	48,959
Dilutive securities:
Stock compensation plans	290	283

Diluted weighted average common shares outstanding	49,257	49,242

Net earnings per share:
Basic	$ 0.11	$ 0.17
Diluted	$ 0.11	$ 0.17

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three and six months ended June 30, 2010, stock-based grants for 2,102,019 shares and 1,875,891 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net losses reported in the three and six months ended June 30, 2009, there were no dilutive securities from our stock-based compensation plans, as stock-based grants for 2,502,859 shares were considered to be antidilutive.  Hence, there are no items that require reconciliation in the comparison of basic and diluted earnings per share for the three and six months ended June 30, 2009.

Note 6.

Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Trade	$ 94,551	$ 91,333
Other	4,787	8,709
	99,338	100,042
Less: allowances for doubtful accounts	(1,527)	(1,511)

	$ 97,811	$ 98,531

Note 7.

Inventories

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Raw materials	$ 43,539	$ 31,098
Work in process and finished goods	103,327	100,251
Supplies	6,340	6,356
Inventories at cost	153,206	137,705
Less: LIFO reserve	(52,433)	(47,701)

	$ 100,773	$ 90,004

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $723.9 million as of June 30, 2010, and $705.7 million as of December 31, 2009.  The provision for depreciation, amortization, and depletion for the three months ended June 30, 2010 and 2009 was $14.1 million and $31.3 million, respectively.  The provision for depreciation, amortization, and depletion for the six months ended June 30, 2010 and 2009 was $28.1 million and $47.0 million, respectively.

Included in cost of sales for the three and six months ended June 30, 2010, were net gains on sales of property, plant, and equipment of $4.6 million, including gains on sales of timberlands of $3.7 million.  Included in cost of sales for the three and six months ended June 30, 2009, were net losses on sales of property, plant, and equipment of $0.2 million and $0.1 million, respectively, including gains on sales of timberlands of $0.6 million during both the three and six months ended June 30, 2009.

Note 9.

Debt

A summary of total debt is as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Unsecured private placement notes	$ 85,000	$ 35,000
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	–	33,000
Commercial paper placement agreement	20,535	30,514
Note payable	–	127
Subtotal	124,535	117,641
Premium on unsecured private placement notes	266	355
Total debt	124,801	117,996
Less: current maturities of long-term debt	–	(52)

Total long-term debt	$ 124,801	$ 117,944

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also establishes a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At June 30, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retires a $165 million facility scheduled to expire in July 2011.  Under the new credit agreement, we will pay an annual facility fee (initially 0.425%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).

In addition to the financial and other covenants under the revolving-credit agreement, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement, as well as under terms of the $35 million unsecured private placement notes expiring in August 2011.  At June 30, 2010, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2010.

At June 30, 2010, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit cost (credit) recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Service cost	$ 1,389	$ 1,355	$ 366	$ 356
Interest cost	3,061	3,113	1,206	1,136
Expected return on plan assets	(3,740)	(3,752)	–	–
Amortization of:
Prior service cost (benefit)	447	494	(862)	(874)
Actuarial loss	641	299	596	453
Curtailments	–	520	–	(1,500)
Settlements	–	207	–	–

Net periodic benefit cost (credit)	$ 1,798	$ 2,236	$ 1,306	$ (429)

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Service cost	$ 2,778	$ 2,756	$ 732	$ 718
Interest cost	6,122	6,221	2,413	2,281
Expected return on plan assets	(7,480)	(7,509)	–	–
Amortization of:
Prior service cost (benefit)	894	993	(1,725)	(1,747)
Actuarial loss	1,283	594	1,193	906
Curtailments	–	520	–	(1,500)
Settlements	–	414	–	–

Net periodic benefit cost	$ 3,597	$ 3,989	$ 2,613	$ 658

For 2009, the curtailment recognized relates to the closure of our Specialty Products’ paper mill in Jay, Maine.  We previously disclosed in our consolidated financial statements for the year ended December 31, 2009, that although we do not have a minimum funding requirement for defined benefit pension plans in 2010, we may elect to make contributions of up to $14.0 million directly to pension plans.  As of June 30, 2010, we have made payments of approximately $2.8 million to our pension plans.  In addition, as previously reported, we expected to contribute $4.7 million  directly to other post-retirement plans in 2010.  As of June 30, 2010, we have contributed approximately $3.0 million to our other post-retirement plans.  We now expect to contribute approximately $6.0 million to our other post-retirement plans in 2010.

Note 11.

Share-Based Compensation

We have adopted the provisions of FASB ASC Subtopic 718-10, which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2010, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.9 million and $1.9 million, respectively.  During the three and six months ended June 30, 2009, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.6 million and $1.9 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $2.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.8 years.

During the six months ended June 30, 2010, we granted 398,000 fixed stock options with an average exercise price of $11.55 per share.  Also, as a component of the director compensation policy, we awarded 15,437 performance units during the six months ended June 30, 2010.

On an annual basis, we generally grant performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first six months of 2010, we granted 181,830 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2010.

In addition, during the first half of 2010, we granted 59,572 performance unit awards as part of a retention-based compensation award to certain employees of Wausau Paper.  The vesting of these performance unit awards is subject to the completion of a service requirement.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of ASC Subtopic 718-10.  During the three and six months ended June 30, 2010, we recognized a credit of approximately $0.1 million and $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and six months ended June 30, 2009, we recognized a charge of approximately $0.2 million and a credit of approximately $0.7 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

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

Products from which Revenue is Derived

The Paper segment produces specialty and fine printing and writing papers within four core sectors – Food, Industrial & Tape, Coated & Liner, and Print & Color.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.  The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements.  The reconciliations for 2009 have been restated to display the information in accordance with the segment structure that became effective January 1, 2010.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales external customers:
Paper	$ 179,036	$ 178,048	$ 355,031	$ 343,042
Tissue	86,585	84,126	166,452	157,903

	$ 265,621	$ 262,174	$ 521,483	$ 500,945

Operating profit (loss):
Paper	$ 1,422	$ (9,806)	$ 3,444	$ (13,040)
Tissue	10,542	13,771	21,612	21,051
Corporate & eliminations	(1,159)	(3,959)	(6,440)	(7,577)

	$ 10,805	$ 6	$ 18,616	$ 434

	June 30,	December 31,
	2010	2009

Segment assets:
Paper	$ 418,672	$ 410,901
Tissue	212,465	215,607
Corporate & unallocated*	35,672	28,593

	$ 666,809	$ 655,101

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

Operations Review

Overview

Consolidated	Three Months		Six Months
(all dollar amounts in thousands, except	Ended June 30,		Ended June 30,
per share data)	2010	2009	2010	2009

Net sales	$ 265,621	$ 262,174	$ 521,483	$ 500,945
Tons sold	167,688	176,864	335,906	331,555
Net earnings (loss)	$ 5,569	$ (1,915)	$ 8,484	$ (3,268)
Net earnings (loss) per share – basic and diluted	$ 0.11	$ (0.04)	$ 0.17	$ (0.07)

In the second quarter of 2010, we reported net earnings of $5.6 million, or $0.11 per share, compared to a prior year net loss of $1.9 million, or $0.04 per share.  The net loss for the second quarter of 2009 includes after-tax facility closure charges of $13.4 million, or $0.27 per share, primarily related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.  In addition, the second quarter of 2009 includes an after-tax credit of $3.6 million, or $0.07 per share, related to a tax credit for the use of alternative fuel mixtures at the Mosinee, Wisconsin facility.  The second quarter of 2010 includes after-tax gains on sales of timberlands of $2.3 million, or $0.05 per share.  The second quarter of 2009 included after-tax gains on sales of timberlands of $0.4 million, or $0.01 per share.  In the second quarter of 2010 compared to the same period in 2009, net sales increased slightly, while product shipments decreased, mostly due to facility closures completed in 2009 and a modest demand decline in some market categories.  For additional information on the facility closures and the tax credit, please refer to “Note 2 – Restructuring” and “Note 3 – Alternative Fuel Mixture Credits,” respectively, in the Notes to Condensed Consolidated Financial Statements.

For the six months ended June 30, 2010, we reported net earnings of $8.5 million, or $0.17 per share, compared to a net loss of $3.3 million, or $0.07 per share, in the first six months of 2009.  Net earnings during the first six months of 2010 were impacted by income tax charges of $1.2 million, or $0.02 per share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  For additional information on income taxes, please refer to “Note 4 – Income Taxes” in the Notes to Condensed Consolidated Financial Statements.  The net loss for the first six months of 2009 includes after-tax facility closure charges of $16.2 million, or $0.33 per share, related primarily to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility, and after-tax charges of $2.0 million, or $0.04 per share, related to the rebuild of a towel machine at the Middletown, Ohio mill and the start-up of a distribution center in Bedford Park, Illinois.  In addition, the first six months of 2009 include an after-tax credit of $3.6 million, or $0.07 per share, related to a tax credit for the use of alternative fuel mixtures at the Mosinee, Wisconsin facility.  The first half of 2010 includes after-tax gains on sales of timberlands of $2.3 million, or $0.05 per share.  The first half of 2009 included after-tax gains on sales of timberlands of $0.4 million, or $0.01 per share.  For additional information on the facility closures and the tax credit, please refer to “Note 2 – Restructuring” and “Note 3 – Alternative Fuel Mixture Credits,” respectively, in the Notes to Condensed Consolidated Financial Statements.

In September 2009, we announced plans to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating unit.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue segment.  The January 1, 2010 consolidation of our Printing & Writing and Specialty Product business units was the final step in a multi-year restructuring initiative which included the closure of certain manufacturing facilities, consolidation of converting and distribution activities, and the sale of non-core manufacturing businesses.  We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Paper and Tissue.  The segment information for 2009 has been restated to display the information in accordance with the segment structure that became effective January 1, 2010.

Net Sales and Gross Profit on Sales

	Three Months		Six Months
Consolidated	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales	$ 265,621	$ 262,174	$ 521,483	$ 500,945
Tons sold	167,688	176,864	335,906	331,555
Gross profit on sales	$ 30,512	$ 23,621	$ 57,496	$ 43,869
Gross profit margin	11%	9%	11%	9%

Consolidated net sales increased by 1% during the three months ended June 30, 2010, as compared to the same period in 2009.  Shipments decreased 5% quarter-over-quarter, due to facility closures completed in 2009 and modest demand decline in some market categories.  During the same comparative periods, average net selling price increased approximately 8%, or $20 million, with actual selling price increases and improvements in product mix contributing nearly equally to the increase.

Comparing the six months ended June 30, 2010 and 2009, consolidated net sales increased by 4% year-over-year, while shipments increased by 1% over the same comparative period.  The increase in net sales was primarily due to a 4%, or $19 million, increase in average net selling price for the six months ended June 30, 2010, compared to the same period in 2009.  Actual selling price increases and improvements in product mix contributed nearly equally to the increase in average net selling price.

Gross profit for the three months ended June 30, 2010, was $30.5 million compared to $23.6 million for the three months ended June 30, 2009.  Gross profit margins in the second quarter of 2009 were negatively impacted by pre-tax facility closure charges of approximately $18.3 million primarily related to the shutdown of the Jay, Maine mill and the closure of the Appleton, Wisconsin converting facility.  There were no facility closure charges incurred during the second quarter of 2010.  For additional information on the facility closures, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  Also, during the second quarter of 2009, gross profit was positively impacted by $5.7 million related to the alternative fuel mixture tax credit earned at the Mosinee, Wisconsin paper mill.  For additional information on the tax credit, refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.  Our timberland sales program favorably impacted gross profit in the three months ended June 30, 2010 and 2009, by $3.7 million and $0.6 million, respectively.  Comparing the three months ended June 30, 2010 with the same period in 2009, sales price and mix improvements, combined with energy price declines of $2 million, were unable to offset fiber cost increases of $22 million and increases in maintenance and other manufacturing costs.

Year-to-date, gross profit increased to $57.5 million in 2010, from $43.9 million reported in 2009.  Fiber related costs increased by approximately $34 million in the first half of 2010 compared to the first half of 2009, while energy prices decreased by approximately $4 million over the same comparative period.  In addition, gross profit margins in the first six months of 2009 were negatively impacted by combined charges of approximately $22.0 million related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.  For additional information on the facility closures, refer to “Note 2 – Restructuring” in the Notes to Condensed Consolidated Financial Statements.  During the first half of 2009, gross profit was positively impacted by a $5.7 million alternative fuel mixture tax credit earned at the Mosinee, Wisconsin paper mill.  For additional information on the tax credit, refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.  Our timberland sales program favorably impacted gross profit in the six months ended June 30, 2010 and 2009, by $3.7 million and $0.6 million, respectively.

	June 30,
Consolidated Order Backlogs	2010	2009

Order backlogs in tons:
Paper	48,600	29,400
Tissue	2,800	3,600

	51,400	33,000

Backlog tons at June 30, 2010 represent $48.8 million in sales compared to $46.1 million in sales at June 30, 2009.  The entire backlog at June 30, 2010 is expected to be shipped during the remainder of 2010.

Paper

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales	$ 179,036	$ 178,048	$ 355,031	$ 343,042
Operating profit (loss)	$ 1,422	$ (9,806)	$ 3,444	$ (13,040)
Tons sold	123,124	132,180	249,574	247,876
Gross profit on sales	$ 11,431	$ 4,264	$ 23,108	$ 12,350
Gross profit margin	6%	2%	7%	4%

The Paper segment’s net sales for the second quarter of 2010 increased 1% compared to the same period in 2009, while shipments declined 7% over the same comparative period.  The decline in shipments quarter-over-quarter was due to the closure of the paper mill in Jay, Maine and modest demand decline in some product categories.  Average net selling price increased 10%, or $15 million, and more than offset a 7% decrease in product shipped in the quarter ended June 30, 2010, as compared to the same period in 2009.  The increase in average net selling price was due to actual selling price improvements and product mix enhancements which contributed nearly equally to the overall increase.  In addition, the Paper segment’s financial performance in the second quarter of 2010 as compared to the same period in 2009 was impacted by a substantial increase in fiber costs.  Operating loss in the second quarter of 2009 included pre-tax charges of approximately $21.2 million related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.

For the first half of 2010, the Paper segment’s net sales increased 3% from net sales in the first half of 2009.  The increase in net sales was mainly a result of an increase of 4%, or $14 million, in average net selling price which combined with a 1% increase in product shipped for the six months ended June 30, 2010, as compared to the same period in 2009.  The improvement in average net selling price was due to actual selling price improvements and product mix enhancements which contributed nearly equally to the overall increase.  In addition, the Paper segment’s financial performance in the first half of 2010 as compared to the same period in 2009 was impacted by substantially higher fiber costs.  Operating loss in the first half of 2009 included pre-tax charges of $25.6 million related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.

Paper recorded a gross profit margin of 6% in the second quarter of 2010 compared to a gross profit margin of 2% in the second quarter of 2009.  During the second quarter of 2009, gross profit was positively impacted by $5.7 million, or approximately 3 percentage points, related to the alternative fuel mixture tax credit earned at the Mosinee, Wisconsin paper mill.  In addition, gross profit during the second quarter of 2009 was unfavorably impacted by charges of $18.3 million to cost of sales due to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.  These charges, which impacted gross profit margins by approximately 10 percentage points, primarily consisted of depreciation on related assets and an adjustment of mill inventory to net realizable value.  Comparing the second quarter of 2010 to the same period in 2009, an increase in fiber costs of approximately $19 million was partially offset by sales price and mix improvements of approximately $15 million and a $2 million decline in energy costs.

Paper’s gross profit margin increased to 7% during the first six months of 2010, from a gross profit margin of 4% during the first six months of 2009.  Gross profit during the first six months of 2009 was unfavorably impacted by charges of $22.0 million to cost of sales due to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.  These charges, which impacted gross profit margins by approximately 6 percentage points, primarily consisted of depreciation on related assets and an adjustment of mill inventory to net realizable value.  During the six months ended June 30, 2009, gross profit was positively impacted by $5.7 million, or approximately 2 percentage points, related to the alternative fuel mixture tax credit earned at the Mosinee, Wisconsin paper mill.  In the year-over-year six month comparison, improvements in average net selling price and a $5 million decline in energy costs partially offset a $28 million increase in fiber costs, as well as increases in scheduled maintenance and other manufacturing costs.

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

Tissue

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales	$ 86,585	$ 84,126	$ 166,452	$ 157,903
Operating profit	$ 10,542	$ 13,771	$ 21,612	$ 21,051
Tons sold	44,564	44,684	86,332	83,679
Gross profit on sales	$ 16,110	$ 18,853	$ 32,556	$ 31,310
Gross profit margin	19%	22%	20%	20%

Tissue net sales increased by 3% for the three-month period ended June 30, 2010, as compared to the same period in 2009.  Total shipments during the second quarter of 2010 remained flat as compared to the same period last year.  Average net selling price increased approximately 4%, or more than $3 million, in the second quarter of 2010 over the second quarter of 2009, with actual selling price increases causing approximately two-thirds of the improvement, and the remaining increase due to product mix enhancements.  We continue to focus our efforts on our value-added product lines, such as our Green Seal™ –certified products, to improve our competitive strength and drive increased operating margins.

Net sales and shipments for the first six months of 2010, as compared to the same period in 2009, increased 5% and 3%, respectively.  Average net selling price increased approximately 3%, or more than $4 million, in the first half of 2010 compared to the first half of 2009.  Actual selling price increases and product mix improvements contributed nearly equally to the increase.

Gross profit margins for Tissue were 19% in the second quarter of 2010 compared to 22% in the second quarter of 2009.  In the quarter-over-quarter comparison, a 4%, or $3 million, increase in average net selling price was more than offset by combined unfavorable fiber and energy cost increases of $3 million and increased costs due to a scheduled maintenance outage at the Middletown, Ohio mill.

The gross profit margin for Tissue remained flat at 20% in the first half of 2010 and the same period in 2009.  Year-over-year, an increase in average net selling price and an increase in shipments offset combined unfavorable increases in fiber and energy prices of $6 million.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Selling and administrative expense	$ 19,707	$ 20,514	$ 38,880	$ 39,545
Percent decrease	(4%)	(6%)	(2%)	(7%)
As a percent of net sales	7%	8%	7%	8%

Selling and administrative expenses in the second quarter of 2010 were $19.7 million compared to $20.5 million in the same period of 2009.  Stock-based incentive compensation programs resulted in expense of $0.4 million for the three months ended June 30, 2010, compared to expense of $1.1 million for the three months ended June 30, 2009.  After adjusting for stock-based incentive compensation programs, selling and administrative expenses remained relatively stable in the second quarter of 2010 compared to the same period in 2009.

Selling and administrative expenses for the six months ended June 30, 2010 were $38.9 million compared to $39.5 million in the same period of 2009.  Stock-based incentive compensation programs resulted in expense of $0.6 million for the first six months of 2010, compared to an expense of $0.4 million for the first six months of 2009.  After adjusting for stock-based incentive compensation programs, the majority of the decrease in selling and administrative expense for the first six months of 2010 as compared to the same period in 2009 was primarily due to a decline in compensation expense.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Interest expense	$ 1,865	$ 3,069	$ 3,166	$ 5,728
Other income (expense), net	43	(1)	171	65

Interest expense in the second quarter of 2010 was $1.9 million, compared to interest expense of $3.1 million in the second quarter of 2009.  For the first six months of 2010, interest expense decreased to $3.2 million from $5.7 million of interest expense recorded during the same period in 2009.  The decrease in both the quarter-over-quarter and year-over-year comparisons is due to a significant reduction in average debt balances outstanding during the respective periods combined with a lower average interest rate on outstanding debt.  Total debt was $124.8 million and $176.0 million at June 30, 2010 and 2009, respectively.  Total debt at December 31, 2009 was $118.0 million.  Interest expense during the remainder of 2010 is expected to continue to be lower than 2009 levels.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Provision (credit) for income taxes	$ 3,414	$ (1,149)	$ 7,137	$ (1,961)
Effective tax rate	38.0%	37.5%	45.7%	37.5%

During the three months ended March 31, 2010, we recorded an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.  The passage of these acts increased the effective tax rate for the first quarter of 2010 by approximately 18.1%.  The effective tax rate for the full year of 2010 is expected to be 40.5%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2010	2009

Net cash provided by operating activities	$ 7,117	$ 52,818
Capital expenditures	15,926	31,231

Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2010, compared to $52.8 million during the same period in 2009.  The decline in year-over-year comparisons of cash provided by operating activities was mainly related to the levels of inventory, amounts of depreciation, depletion, and amortization, which is included in income but does not affect cash, and net earnings during the respective time periods.

For the first half of 2010, inventories increased approximately $11 million compared to a decline in inventory of approximately $26 million during the first half of 2009.  In addition, depreciation, depletion, and amortization decreased to $28 million in the six months ended June 30, 2010, compared to $47 million in the same period of 2009.  These unfavorable impacts were partially offset by an increase in net earnings to $8 million in the first half of 2010 compared to a loss of $3 million in the first half of 2009.

Capital spending for the first six months of 2010 was $15.9 million compared to $31.2 million during the first six months of 2009.  The decrease in capital expenditures in the first half of 2010 as compared to the same period in 2009 is due to the $32 million towel machine rebuild in our Tissue segment and $15 million fiber handling project at the Brokaw, Wisconsin mill.  The towel machine rebuild and the fiber handling project were either completed or in process during the first half of 2009.  The previously announced $27 million capital project to rebuild a paper machine at the Brainerd, Minnesota mill is scheduled for completion in the first quarter of 2011.  Approximately $12 million related to the rebuild will be spent in 2010, with the remaining amount anticipated to be spent in 2011.  Total capital spending for the full year of 2010 is expected to be approximately $41 million.

During 2005, we announced our intent to sell approximately 42,000 acres of timberlands, at values expected to result in an after-tax gain of $29 million.  Since introducing the timberland sales program, we have sold approximately 32,000 acres and have realized after-tax earnings of approximately $26.1 million.  During the second quarter of 2010, we sold approximately 2,200 acres of timberlands, resulting in an after-tax gain of $2.3 million, compared to sales of approximately 700 acres of timberlands, resulting in an after-tax gain of $0.4 million, during the same period of 2009.  Year-to-date, we have sold approximately 2,200 acres of timberlands, resulting in an after-tax gain of $2.3 million, compared to sales of approximately 800 acres of timberlands, resulting in an after-tax gain of $0.4 million, during the first six months of 2009.  A total of approximately 10,000 acres remains in the timberland sales program and we expect to sell these timberlands over the next two years.  We have not committed to implement additional timberland sales programs in the future.

Debt and Equity

	June 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Current maturities of long-term debt	$ –	$ 52
Long-term debt	124,801	117,944
Total debt	124,801	117,996
Stockholders’ equity	237,064	225,422
Total capitalization	361,865	343,418
Long-term debt/capitalization ratio	34%	34%

As of June 30, 2010, total debt increased to $124.8 million from the $118.0 million borrowed at December 31, 2009.  The increase in debt in the first six months of 2010 is primarily due to increases in inventory levels during the first half of 2010 to support customer demand and production levels during the last six months of 2010.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also establishes a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At June 30, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retires a $165 million facility scheduled to expire in July 2011.  Under the new credit agreement, we will pay an annual facility fee (initially 0.425%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).

In addition to the financial and other covenants under the revolving-credit agreement, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement, as well as under terms of the $35 million unsecured private placement notes expiring in August 2011. At June 30, 2010, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2010.

At June 30, 2010, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

At December 31, 2009, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first six months of 2010.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

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

WAUSAU PAPER CORP.

August 9, 2010

SCOTT P. DOESCHER

Scott P. Doescher

Executive Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002