Form 10-Q
period 2010-09-30
WAUSAU PAPER CORP.
filed 2010-11-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of common shares outstanding at October 31, 2010 was 49,023,940.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of
	Operations, Three Months and Nine Months Ended
	September 30, 2010 (unaudited) and
	September 30, 2009 (unaudited)	1

	Condensed Consolidated Balance
	Sheets, September 30, 2010 (unaudited)
	and December 31, 2009 (derived from
	audited financial statements)	2

	Condensed Consolidated Statements
	of Cash Flows, Nine Months Ended
	September 30, 2010 (unaudited) and
	September 30, 2009 (unaudited)	3

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	4-12

Item 2.	Management’s Discussion and
	Analysis of Financial Condition
	and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

i

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

____________________________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

_____________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2010	2009	2010	2009

Net sales	$273,988	$273,447	$795,471	$774,392
Cost of sales	231,437	224,066	695,424	681,142
Gross profit	42,551	49,381	100,047	93,250

Selling and administrative	19,632	21,998	58,512	61,543
Restructuring	–	1,047	–	4,937
Operating profit	22,919	26,336	41,535	26,770

Interest expense	(1,701)	(2,443)	(4,867)	(8,171)
Other income, net	14	30	185	95
Earnings before income taxes	21,232	23,923	36,853	18,694

Provision for income taxes	8,068	9,282	15,205	7,321

Net earnings	$ 13,164	$ 14,641	$ 21,648	$ 11,373

Net earnings per share–basic and diluted	$ 0.27	$ 0.30	$ 0.44	$ 0.23

Weighted average shares outstanding-basic	48,971	48,840	48,963	48,830
Weighted average shares outstanding-diluted	49,314	49,131	49,266	49,063

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________

	September 30,	December 31,
	2010	2009
(all dollar amounts in thousands)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 7,933	$ 1,297
Receivables, net	101,284	98,531
Refundable income taxes	171	3,622
Inventories, net	97,719	90,004
Spare parts, net	29,135	27,932
Other current assets	3,852	5,574
Total current assets	240,094	226,960

Property, plant, and equipment, net	382,344	379,483
Other assets	49,837	48,658

Total Assets	$ 672,275	$ 655,101

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$ –	$ 52
Accounts payable	78,181	70,957
Deferred income taxes	6,925	877
Accrued and other liabilities	61,612	62,952
Total current liabilities	146,718	134,838

Long-term debt	114,145	117,944
Deferred income taxes	21,386	28,663
Post-retirement benefits	82,194	81,255
Pension	26,411	35,798
Other noncurrent liabilities	30,109	31,181
Total liabilities	420,963	429,679

Stockholders’ equity	251,312	225,422

Total Liabilities and Stockholders’ Equity	$ 672,275	$ 655,101

See Notes to Condensed Consolidated Financial Statements.

______________________________________________________________________________

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

______________________________________________________________________________

	Nine Months Ended September 30,

(all dollar amounts in thousands)	2010	2009

Net cash provided by operating activities	$ 27,033	$ 106,022

Cash flows from investing activities:
Capital expenditures	(27,478)	(39,448)
Proceeds from property, plant, and equipment disposals	10,448	6,780

Net cash used in investing activities	(17,030)	(32,668)

Cash flows from financing activities:
Net (payments) borrowings of commercial paper	(20,564)	1,389
Net (payments) borrowings under credit agreements	(33,000)	2,500
Issuances of notes payable	50,000	–
Payments under note payable obligation	(28)	(68,534)
Dividends paid	(4)	(4,151)
Proceeds from stock option exercises	229	–

Net cash used in financing activities	(3,367)	(68,796)

Net increase in cash and cash equivalents	6,636	4,558
Cash and cash equivalents, beginning of period	1,297	4,330

Cash and cash equivalents, end of period	$ 7,933	$ 8,888

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.

Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2009, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.

Restructuring

In March 2009, we announced plans to permanently shut down all operations at our Paper segment’s mill in Jay, Maine.  The shutdown of the mill was completed in May 2009.  The cost of sales in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009, includes $20.9 million in pre-tax charges for accelerated depreciation on assets and other associated closure costs.  Pre-tax restructuring expense for the three and nine months ended September 30, 2009, as reflected in the Condensed Consolidated Statements of Operations, includes $0.7 million and $4.0 million, respectively, related to severance and benefit continuation costs and other associated closure costs.  No closure charges have been incurred or are expected to be incurred during 2010.

In December 2008, we announced plans to permanently close our Paper segment’s converting operations at our Appleton, Wisconsin facility.  The closure of the Appleton, Wisconsin facility was completed in December 2009.  The cost of sales, as reflected in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2009, includes pre-tax charges of $0.2 million and $1.0 million, respectively, in related closure costs.  Restructuring expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, includes $0.2 million and $0.5 million, respectively, in pre-tax charges related to severance and benefit continuation costs.  No closure charges have been incurred or are expected to be incurred during 2010.

Note 3.

Alternative Fuel Mixture Credits

During 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit expired on December 31, 2009.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Paper segment’s mill in Mosinee, Wisconsin, was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture, which is used as a fuel source to generate energy in the Mosinee mill.  For the three and nine months ended September 30, 2009, the cost of sales in the Condensed Consolidated Statements of Operations includes credits for eligible alternative fuel mixture refunds of $4.0 million and $9.7 million, respectively, which represent eligible alternative fuel mixture credits earned for each period less associated expenses of $0.3 million and $0.7 million, respectively.  At December 31, 2009, there were $3.0 million in alternative fuel mixture tax credits included in receivables, net, on the Condensed Consolidated Balance Sheets.   All of the refunds were collected during the first quarter of 2010.  In the third quarter of 2010, we recorded an additional net alternative fuel mixture credit of $1.3 million, due to IRS clarification regarding calculation of the 2009 alternative fuel mixture tax credits.  The additional credit is reflected in cost of sales in the Condensed Consolidated Statements of Operations.  There are no outstanding receivables related to the alternative fuel mixture tax credit at September 30, 2010.

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

Note 5.

Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2010	2009	2010	2009

Net earnings	$ 13,164	$ 14,641	$ 21,648	$ 11,373

Basic weighted average common shares outstanding	48,971	48,840	48,963	48,830
Effect of dilutive securities:
Share-based compensation awards	343	291	303	233

Diluted weighted average common shares outstanding	49,314	49,131	49,266	49,063

Net earnings per share–basic and diluted	$ 0.27	$ 0.30	$ 0.44	$ 0.23

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on earnings per share (“EPS”), and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended September 30, 2010 and 2009, stock-based grants for 2,060,355 shares and 1,435,281 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.  For the nine months ended September 30, 2010 and 2009, stock-based grants for 1,937,379 shares and 1,962,846 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 6.

Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Trade	$ 98,829	$ 91,333
Other	4,298	8,709
	103,127	100,042
Less: allowances for doubtful accounts	(1,843)	(1,511)

	$ 101,284	$ 98,531

Note 7.

Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Raw materials	$ 40,355	$ 31,098
Work in process and finished goods	104,080	100,251
Supplies	6,224	6,356
Inventories at cost	150,659	137,705
Less: LIFO reserve	(52,940)	(47,701)

	$ 97,719	$ 90,004

Note 8.

Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $731.8 million as of September 30, 2010, and $705.7 million as of December 31, 2009.  The provision for depreciation, amortization, and depletion for the three months ended September 30, 2010 and 2009, was $14.0 million.  The provision for depreciation, amortization, and depletion for the nine months ended September 30, 2010 and 2009, was $42.1 million and $61.0 million, respectively.

Included in cost of sales for the three and nine months ended September 30, 2010, were net gains on sales of property, plant, and equipment of $4.8 million and $9.4 million, respectively, including gains on sales of timberlands of $4.2 million and $7.9 million, respectively.  Included in cost of sales for the three and nine months ended September 30, 2009, were net gains on sales of property, plant, and equipment of $2.9 million and $2.8 million, respectively.  The nine months ended September 30, 2009, included gains on sales of timberlands of $0.5 million.

Note 9.

Debt

	September 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Unsecured private placement notes	$ 85,000	$ 35,000
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	–	33,000
Commercial paper placement agreement	9,950	30,514
Note payable	–	127
Subtotal	113,950	117,641
Premium on unsecured private placement notes	195	355
Total debt	114,145	117,996
Less: current maturities of long-term debt	–	(52)

Total long-term debt	$ 114,145	$ 117,944

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At September 30, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retired a $165 million facility that was scheduled to expire in July 2011.  Under the new credit agreement, we will pay an annual facility fee (initially 0.425%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).

In addition to the financial and other covenants under the revolving-credit agreement, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement, as well as under terms of the $35 million unsecured private placement notes expiring in August 2011.  At September 30, 2010, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2010.

At September 30, 2010, the amount of commercial paper outstanding and the $35 million of unsecured private placement notes maturing in August 2011 have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under the revolving-credit agreement.

Note 10.

Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Service cost	$ 1,056	$ 1,318	$ 366	$ 343
Interest cost	3,079	3,102	1,206	1,118
Expected return on plan assets	(3,616)	(3,717)	–	–
Amortization of:
Prior service cost (benefit)	447	480	(862)	(873)
Actuarial loss	784	340	596	453
Settlements	225	250	–	–

Net periodic benefit cost	$ 1,975	$ 1,773	$ 1,306	$ 1,041

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Service cost	$ 3,834	$ 4,074	$ 1,098	$ 1,061
Interest cost	9,201	9,323	3,619	3,399
Expected return on plan assets	(11,096)	(11,226)	–	–
Amortization of:
Prior service cost (benefit)	1,341	1,473	(2,587)	(2,620)
Actuarial loss	2,067	934	1,789	1,359
Curtailments	–	520	–	(1,500)
Settlements	225	664	–	–

Net periodic benefit cost	$ 5,572	$ 5,762	$ 3,919	$ 1,699

We previously disclosed in our consolidated financial statements for the year ended December 31, 2009, that although we do not have a minimum funding requirement for defined benefit pension plans in 2010, we may elect to make contributions of up to $14.0 million directly to pension plans.  As of September 30, 2010, we have made payments of approximately $12.3 million to our pension plans.  In addition, as previously reported, we initially expected to contribute $4.7 million directly to other post-retirement plans in 2010.  As of September 30, 2010, we have contributed approximately $4.1 million to our other post-retirement plans.  We now expect to contribute a total of approximately $5.5 million to our other post-retirement plans in 2010.

Note 11.

Share-Based Compensation

We account for stock-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2010, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $2.4 million, respectively.  During the three and nine months ended September 30, 2009, share-based compensation expense related to fixed option grants, restricted stock awards, and performance unit awards was approximately $0.7 million and $2.6 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $1.8 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.5 years.

During the nine months ended September 30, 2010, we granted 413,000 fixed stock options to certain employees and directors with a weighted-average exercise price of $11.36 per share.  In addition, as a component of the director compensation policy, we awarded 15,437 of performance units during the nine months ended September 30, 2010.

On an annual basis, we generally grant performance unit awards as part of a performance-based compensation award to certain employees of Wausau Paper.  The vesting of these performance-based awards is subject to (1) achieving certain operating profit levels and (2) completion of a service requirement.  During the first nine months of 2010, we granted 181,830 performance unit awards as part of a performance-based compensation award for the year ended December 31, 2010.

In addition, during the first nine months of 2010, we granted 59,572 performance unit awards as part of a retention-based compensation award to certain employees of Wausau Paper.  The vesting of these performance unit awards is subject to the completion of a service requirement.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of Subtopic 718-10.  During the three and nine months ended September 30, 2010, we recognized expense of approximately $0.1 million and a credit of approximately $0.3 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and nine months ended September 30, 2009, we recognized expense of approximately $0.3 million and a credit of approximately $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales external customers:
Paper	$ 184,324	$ 182,945	$ 539,355	$ 525,987
Tissue	89,664	90,502	256,116	248,405

	$ 273,988	$ 273,447	$ 795,471	$ 774,392

Operating profit (loss):
Paper	$ 9,602	$ 15,516	$ 13,046	$ 2,476
Tissue	13,460	15,932	35,072	36,983
Corporate & eliminations	(143)	(5,112)	(6,583)	(12,689)

	$ 22,919	$ 26,336	$ 41,535	$ 26,770

	September 30,	December 31,
	2010	2009

Segment assets:
Paper	$ 423,328	$ 410,901
Tissue	211,087	215,607
Corporate & unallocated*	37,860	28,593

	$ 672,275	$ 655,101

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

Operations Review

Overview

	Three Months		Nine Months
Consolidated	Ended September 30,		Ended September 30,
(all dollar amounts in thousands, except per share data)	2010	2009	2010	2009

Net earnings	$ 13,164	$ 14,641	$ 21,648	$ 11,373
Net earnings per share–basic and diluted	$ 0.27	$ 0.30	$ 0.44	$ 0.23

In the third quarter of 2010, we reported net earnings of $13.2 million, or $0.27 per share, compared to prior year net earnings of $14.6 million, or $0.30 per share.  The net earnings in the three months ended September 30, 2010, includes after-tax gains on sales of timberlands of $2.6 million, or $0.05 per share, and an after-tax gain of $0.8 million, or $0.02 per share, due to Internal Revenue Service clarification regarding calculation of a 2009 alternative fuel mixtures tax credit.  The net earnings for the third quarter of 2009 includes after-tax facility closure charges of $0.7 million, or $0.01 per share, primarily related to the closure of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.  In addition, net earnings for the three months ended September 30, 2009, includes after-tax credits of $2.5 million, or $0.05 per share, related to a tax credit for the use of qualified alternative fuel mixtures and $1.7 million, or $0.03 per share, related to the sale of a non-strategic yeast manufacturing operation.  For additional information on the facility closures and the tax credit, please refer to “Note 2 – Restructuring” and “Note 3 – Alternative Fuel Mixture Credits,” respectively, in the Notes to Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2010, we reported net earnings of $21.6 million, or $0.44 per share, compared to net earnings of $11.4 million, or $0.23 per share, in the first nine months of 2009.  Net earnings during the first nine months of 2010 were impacted by income tax charges of $1.2 million, or $0.02 per share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  For additional information on income taxes, please refer to “Note 4 – Income Taxes” in the Notes to

Condensed Consolidated Financial Statements.  The first nine months of 2010 also include after-tax gains on sales of timberlands of $4.9 million, or $0.10 per share, and an after-tax gain of $0.8 million, or $0.02 per share, due to Internal Revenue Service clarification regarding calculation of a 2009 alternative fuel mixtures tax credit.  Net earnings for the first nine months of 2009 includes after-tax facility closure charges of $16.7 million, or $0.34 per share, primarily related to the closures of the Jay, Maine paper mill, and the Appleton, Wisconsin converting facility.  In addition, net earnings during the nine months ended September 30, 2009, includes after-tax charges of $1.9 million, or $0.04 per share, related to expenses incurred due to the start-up of a distribution center in Bedford Park, Illinois, and one-time expenses associated with the towel machine rebuild at the Middletown, Ohio mill.  Also, net earnings for the nine months ended September 30, 2009, includes after-tax credits of $6.1 million, or $0.12 per share, related to a tax credit for the use of qualified alternative fuel mixtures, an after-tax gain of $1.7 million, or $0.03 per share, related to the sale of a non-strategic yeast manufacturing operation, and after-tax gains on sales of timberlands of $0.3 million, or $0.01 per share.  For additional information on the facility closures and the tax credit, please refer to “Note 2 – Restructuring” and “Note 3 – Alternative Fuel Mixture Credits,” respectively, in the Notes to Condensed Consolidated Financial Statements.

In September 2009, we announced plans to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating unit.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue segment.  The January 1, 2010 consolidation of our Printing & Writing and Specialty Products business units was the final step in a multi-year restructuring initiative, which included the closure of certain manufacturing facilities, consolidation of converting and distribution activities, and the sale of non-core manufacturing businesses.  We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Paper and Tissue.  The segment information for 2009 has been restated to display the information in accordance with the segment structure that became effective January 1, 2010.

Net Sales and Gross Profit on Sales

	Three Months		Nine Months
Consolidated	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales	$ 273,988	$ 273,447	$ 795,471	$ 774,392
Tons sold	169,015	185,319	504,921	516,874
Gross profit on sales	$ 42,551	$ 49,381	$ 100,047	$ 93,250
Gross profit margin	16%	18%	13%	12%

Consolidated net sales were flat, while shipments decreased 9% during the third quarter of 2010 as compared to the third quarter of 2009.  The decrease in shipments is primarily due to a paper mill closure and targeted inventory reduction efforts in 2009.  During the same comparative periods, average net selling price increased more than 10%, or approximately $26 million, with actual net selling price increases contributing to more than half of the improvement, with the remaining increase a result of enhancements in overall product mix.

Comparing the nine months ended September 30, 2010 and 2009, consolidated net sales increased 3%, while shipments decreased 2%.  During the same comparative periods, average net selling price increased 6%, or approximately $46 million, with increases in actual net selling price contributing slightly more to the increase than overall product mix improvements. The reduction in tons shipped is primarily due to volume reductions resulting from facility closures, and targeted inventory reduction efforts during 2009.

Gross profit for the three months ended September 30, 2010, was $42.6 million compared to $49.4 million for the three months ended September 30, 2009.  Gross profit margins in the third quarter of 2010 were positively impacted by $1.3 million related to a tax credit for the use of qualified alternative fuel mixtures and $4.2 million related to gains on sales of timberlands.  Gross profit margins in the third quarter of 2009 were positively impacted by a tax credit for the use of qualified alternative fuel mixtures of $4.0 million and the sale of a non-strategic yeast manufacturing operation, which positively impacted gross profit by $2.9 million.  Comparing the three months ended September 30, 2010 with the same period in 2009, sales price and mix improvements, combined with energy price declines of $2 million, were more than offset by a $21 million increase in fiber related costs, volume reductions, and increases in other manufacturing costs.

Year-to-date, gross profit increased to $100.0 million in 2010, from $93.3 million reported in 2009.  Fiber-related costs increased by approximately $55 million in the nine months ended September 30, 2010, compared to the same period in 2009, while energy prices decreased by approximately $6 million over the same comparative periods.  In addition, gross profit margins for the first nine months of 2010 were positively impacted by $1.3 million related to a tax credit for the use of qualified alternative fuel mixtures and $7.9 million related to gains on sales of timberlands.  Gross profit margins in the first nine months of 2009 were negatively impacted by combined facility closure charges of $22.0 million primarily related to the closure of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility, and positively impacted by an alternative fuel mixture tax credit of $9.7 million, the sale of a non-strategic yeast manufacturing operation of $2.9 million, and gains on sales of timberlands of $0.5 million.

For additional information on the facility closures and the tax credit, please refer to “Note 2 – Restructuring” and “Note 3 – Alternative Fuel Mixture Credits,” respectively, in the Notes to Condensed Consolidated Financial Statements.

	September 30,
Consolidated Order Backlogs	2010	2009

Order backlogs in tons:
Paper	32,400	51,900
Tissue	2,900	3,800

	35,300	55,700

Backlog tons at September 30, 2010, represent $62.5 million in sales compared to $76.3 million in sales at September 30, 2009.  The entire backlog at September 30, 2010, is expected to be shipped during the remainder of 2010.

Paper

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales	$ 184,324	$ 182,945	$ 539,355	$ 525,987
Operating profit	$ 9,602	$ 15,516	$ 13,046	$ 2,476
Tons sold	123,341	137,862	372,915	385,738
Gross profit on sales	$ 19,244	$ 27,645	$ 42,352	$ 39,995
Gross profit margin	10%	15%	8%	8%

The Paper segment’s net sales for the third quarter of 2010 increased 1% compared to the same period in 2009, while shipments declined 11% over the same comparative period.  The decline in shipments quarter-over-quarter was due to a facility closure and inventory reduction efforts in 2009.  Quarter-over-quarter, average net selling price increased approximately 13%, or nearly $22 million, with actual net selling price increases attributing to two-thirds of the overall increase, and the remainder due to product mix enhancements.  The Paper segment’s operating profit in the three months ended September 30, 2010, included a pre-tax gain of $1.3 million related to a tax credit for the use of qualified alternative fuel mixtures.  During the same period in 2009, operating profit included pre-tax charges of $1.1 million related primarily to the closures of the Jay, Maine paper mill and Appleton, Wisconsin converting facility, pre-tax gains of $4.0 million related to a tax credit for the use of qualified alternative fuel mixtures, and pre-tax gains of $2.7 million associated with the sale of a non-strategic yeast manufacturing operation.

For the first nine months of 2010, the Paper segment’s net sales increased 3% from net sales in the first nine months of 2009.  During the same comparative periods, shipments declined by 3% due to volume reductions associated with the 2009 facility closures and inventory reduction efforts in 2009.  Year-over-year, average net selling price increased 7%, or approximately $37 million, with actual net selling price increases attributing to nearly two-thirds of the overall increase, and the remainder due to product mix improvements.  The Paper segment’s operating profit in the three months ended September 30, 2010, included a pre-tax gain of $1.3 million related to a tax credit for the use of qualified alternative fuel mixtures.  During the same period in 2009, operating profit included pre-tax charges of $27.0 million related primarily to the closures of the Jay, Maine paper mill and Appleton, Wisconsin converting facility, pre-tax gains of $9.7 million related to a tax credit for the use of qualified alternative fuel mixtures, and pre-tax gains of $2.7 million associated with the sale of a non-strategic yeast manufacturing operation.

Paper recorded a gross profit margin of 10% in the third quarter of 2010 compared to a gross profit margin of 15% in the third quarter of 2009.  During the third quarter of 2010, gross profit was positively impacted by $1.3 million, or 1 percentage point, related to the alternative fuel mixture tax credit.  During the third quarter of 2009, gross profit was positively impacted by $4.0 million, or approximately 2 percentage points, related to the alternative fuel mixture tax credit, and $2.9 million, or approximately 2 percentage points, related to the sale of a non-strategic yeast manufacturing operation.  Comparing the third quarter of 2010 to the same period in 2009, sales price and mix improvements were unable to offset an increase in fiber costs of approximately $17 million, volume reductions, and increases in other manufacturing costs.

Paper’s gross profit margin remained flat at 8% during the first nine months of 2010, compared to the first nine months of 2009.  In the year-over-year nine month comparison, improvements in average net selling price of $37 million and a $5 million decline in energy costs were more than offset by a $45 million increase in fiber costs, as well as volume reductions and increases in other manufacturing costs.  Gross profit during the first nine months of 2009 was unfavorably impacted by facility closure charges of $22.0 million, or 4 percentage points, primarily related to the closures of the Jay, Maine paper mill and the Appleton, Wisconsin converting facility.  Gross profit was positively impacted by $9.7 million, or approximately 2 percentage points, related to the alternative fuel mixture tax credit during the nine months ended September 30, 2009.

During the first quarter of 2010, the Board of Directors approved a $27 million capital project to rebuild a paper machine in Brainerd, Minnesota, to add tape-backing paper production capabilities.  The rebuild is scheduled for completion in the first quarter of 2011 and will provide capabilities to produce a wide range of unsaturated tape-backing paper while retaining the flexibility to produce premium printing and writing products.

Tissue

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Net sales	$ 89,664	$ 90,502	$ 256,116	$ 248,405
Operating profit	$ 13,460	$ 15,932	$ 35,072	$ 36,983
Tons sold	45,674	47,457	132,006	131,136
Gross profit on sales	$ 19,417	$ 21,883	$ 51,973	$ 53,193
Gross profit margin	22%	24%	20%	21%

Tissue net sales and shipments for the first nine months of 2010, as compared to the same period in 2009, decreased by 1% and 4%, respectively.  Average net selling price increased approximately 3%, or approximately $3 million, in the third quarter of 2010 compared to the third quarter of 2009, with actual selling price increases and product mix enhancements contributing nearly equally to the increase.  We continue to focus our efforts on our value-added product lines, such as our Green Seal™ –certified products, to improve our competitive strength and drive increased operating margins.

Net sales increased 3% and shipments increased 1% in the first nine months of 2010, as compared to the same period in 2009.  Average net selling price increased approximately 3%, or $7 million, during the same comparative periods, with actual selling price increases and product mix improvements contributing nearly equally to the increase.

Gross profit margins for Tissue were 22% in the third quarter of 2010 compared to 24% in the third quarter of 2009.  In the quarter-over-quarter comparison, an increase in average net selling price was more than offset by unfavorable fiber cost increases of approximately $5 million.

The gross profit margins for Tissue were 20% and 21% for the nine months ended September 30, 2010 and 2009, respectively.  Year-over-year, increases in average net selling price and shipments were more than offset by unfavorable increases in fiber costs of approximately $11 million.

Selling and Administrative Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Selling and administrative expense	$ 19,632	$ 21,998	$ 58,512	$ 61,543
Percent decrease	(11%)	(4%)	(5%)	(6%)
As a percent of net sales	7%	8%	7%	8%

Selling and administrative expenses in the third quarter of 2010 were $19.6 million compared to $22.0 million in the same period of 2009.  Stock-based incentive compensation programs resulted in expense of $0.9 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively.  After adjusting for stock-based incentive compensation programs, decreased advertising and compensation expenses accounted for the majority of the quarter-over-quarter change in selling and administrative expense.

Selling and administrative expenses for the nine months ended September 30, 2010, were $58.5 million compared to $61.5 million in the same period of 2009.  Stock-based incentive compensation programs resulted in expense of $1.5 million for the nine months ended September 30, 2010, compared to expense of $2.0 million for the nine months ended September 30, 2009.  Similar to the quarterly comparison, after adjusting for stock-based incentive compensation programs, decreased advertising and compensation expenses accounted for the majority of the year-over-year change in selling and administrative expense.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Interest expense	$ 1,701	$ 2,443	$ 4,867	$ 8,171
Other income, net	14	30	185	95

Interest expense in the third quarter of 2010 was $1.7 million, compared to interest expense of $2.4 million in the third quarter of 2009.  For the first nine months of 2010, interest expense decreased to $4.9 million from $8.2 million of interest expense recorded during the same period in 2009.  The decrease in both the quarter-over-quarter and year-over-year comparisons is due to a reduction in average debt balances outstanding during the respective periods.  Total debt was $114.1 million and $126.9 million at September 30, 2010 and 2009, respectively.  Total debt at December 31, 2009, was $118.0 million.  Interest expense during the remainder of 2010 is expected to continue to be lower than 2009 levels.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2010	2009	2010	2009

Provision for income taxes	$ 8,068	$ 9,282	$ 15,205	$ 7,321
Effective tax rate	38.0%	39%	41.3%	39%

During the first quarter of 2010, we recorded an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.  The passage of these acts increased the effective tax rate for the first nine months of 2010 by approximately 3.3%.  The effective tax rate for the full year of 2010 is expected to be approximately 41.5%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2010	2009

Cash provided by operating activities	$ 27,033	$ 106,022
Capital expenditures	27,478	39,448

Net cash provided by operating activities was $27.0 million for the nine months ended September 30, 2010, compared to $106.0 million during the same period in 2009.  The decline in year-over-year comparisons of cash provided by operating activities was mainly related to the levels of inventory, accounts payable and other liabilities, and a decline in cash net earnings.

For the first nine months of 2010, inventories increased approximately $8 million compared to a decline in inventory of approximately $41 million during the first nine months of 2009.  Accounts payable and other liabilities decreased $9 million in the first nine months of 2010, compared to an increase of $8 million in the first nine months of 2009.  The remaining fluctuations in cash provided by operating activities were due to a decline in cash net earnings and other changes in working capital during the first nine months of 2010 compared to the first nine months of 2009.

Capital spending for the first nine months of 2010 was $27.5 million compared to $39.4 million during the first nine months of 2009.  The decrease in capital expenditures in the first three quarters of 2010 as compared to the same period in 2009 is due to two significant projects that were either completed or in process during the first nine months of 2009.

The previously announced $27 million capital project to rebuild a paper machine at the Brainerd, Minnesota mill is scheduled for completion in the first quarter of 2011.  Approximately $12 million related to the rebuild will be spent in 2010, with the remaining amount anticipated to be spent in 2011.  Total capital spending for the full year of 2010 is expected to be approximately $41 million.

During the third quarter of 2010, we sold approximately 4,400 acres of timberlands, resulting in an after-tax gain of $2.6 million.  There were no sales of timberlands during the third quarter of 2009.  Year-to-date, we have sold approximately 6,600 acres of timberlands, resulting in an after-tax gain of $4.9 million, compared to sales of approximately 800 acres of timberlands, resulting in an after-tax gain of $0.3 million, during the first nine months of 2009.  A total of approximately 8,000 acres remains in the timberland sales program and we expect to sell these timberlands over the next two years.  We have not committed to implement additional timberland sales programs in the future.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2010	2009

Current maturities of debt	$ –	$ 52
Long-term debt	114,145	117,944
Total debt	114,145	117,996
Stockholders’ equity	251,312	225,422
Total capitalization	365,457	343,418
Long-term debt/capitalization ratio	31%	34%

As of September 30, 2010, total debt declined to $114.1 million from the $118.0 million borrowed at December 31, 2009.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At September 30, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retired a $165 million facility that was scheduled to expire in July 2011.  Under the new credit agreement, we will pay an annual facility fee (initially 0.425%).  In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).

In addition to the financial and other covenants under the revolving-credit agreement, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement, as well as under terms of the $35 million unsecured private placement notes expiring in August 2011. At September 30, 2010, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2010.

At September 30, 2010, the amount of commercial paper outstanding and the $35 million of unsecured private placement notes maturing in August 2011 have been classified as long-term on our Condensed Consolidated Balance Sheets, as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

Our cash position and borrowing capacity is expected to provide sufficient liquidity to support operations, meet capital spending requirements, satisfy current maturities of debt obligations, and fund dividend payments to shareholders.

At December 31, 2009, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first nine months of 2010.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

At a meeting held on October 20, 2010, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable on November 30, 2010, to shareholders of record on November 15, 2010.  There were no other dividends declared during 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2009.

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

WAUSAU PAPER CORP.

Date:  November 9, 2010

SCOTT P. DOESCHER

Scott P. Doescher

Executive Vice President-Finance,

Secretary and Treasurer

(On behalf of the Registrant and as

Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1

Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002