Form 10-K
period 2010-12-31
WAUSAU PAPER CORP.
filed 2011-03-02
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

       (Mark One)

☒

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☒

No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐

No  ☒

As of June 30, 2010, the aggregate market value of the common stock shares held by non-affiliates was approximately $309,605,616.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 15, 2011, 49,143,871 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2011 annual meeting of shareholders

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

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

37

Item 8.

Financial Statements and Supplementary Data

38

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  77

Item 9A.

Controls and Procedures

77

Item 9B.

Other Information

77

PART III

Item 10.

Directors and Executive Officers of the Registrant

78

Item 11.

Executive Compensation

79

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  79

Item 13.

Certain Relationships and Related Transactions

80

Item 14.

Principal Accounting Fees and Services

80

PART IV

Item 15.

Exhibits, Financial Statement Schedules

81

-i-

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Information Concerning Forward-Looking Statements” in Item 7.  This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products.  At December 31, 2009, and during the year then ended, our operations were classified into three principal operating segments: Specialty Products, Printing & Writing, and Towel & Tissue, with all three business segments marketing their products under the Wausau Paper® trademark. On September 16, 2009, we announced a plan to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating segment.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue operating segment.  The 2010 consolidation of our Specialty Products and Printing & Writing businesses into the Paper segment aligns our manufacturing capacity with four core sectors – Food, Industrial & Tape, Coated & Liner, and Print & Color.  Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2010, we employed approximately 2,400 at six operating facilities located in four states.

Financial Information About Segments

Information relating to our sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 13 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

We compete in different markets within the paper industry.  Both of our business segments serve distinct market niches.  The various markets for our products are highly competitive, with competition based on service, quality, and price.

At December 31, 2010, our six operating facilities were organized into two business segments as described below.

Tissue

Tissue produces a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial “away-from-home” market.

Under the Wausau Paper® trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, Dubl-Nature®, and Dubl-Tough®.  These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, windshield folded towels, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products.  Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels.  Tissue operates a paper mill located in Middletown, Ohio, and it operates a converting facility and its main distribution warehouse in Harrodsburg, Kentucky.  In addition, Tissue currently maintains distribution warehouses in Danville, Kentucky, and Los Angeles, California.

Competition comes from major integrated paper companies and smaller converters who service consumer and food service markets as well as the industrial and institutional markets concentrated on by Tissue.  Our major competitors include Georgia-Pacific LLC, Kimberly Clark Corporation, and SCA Hygiene Products.

Paper

The Paper segment is a producer of specialty papers focused in four core market sectors - Food, Industrial & Tape, Coated & Liner, and Print & Color.  The products of the Paper segment are manufactured at facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee and Brokaw, Wisconsin.

The Food sector includes products for food processing, food packaging, and foodservice including products used for baking applications, microwave popcorn, and other cheese and meat processing products.

The Industrial & Tape sector includes products for interleaving, saturating, coating, unsaturated crepe base, and a range of micro markets.  The company’s Board of Directors approved a $27 million capital project to rebuild an existing paper machine in Brainerd, Minnesota to provide additional crepe capacity and to make available capacity to support other industrial sector growth.

Products in the Coated & Liner sector include high-performance specialty liners (a base from which “peel-and-stick” pressure sensitive labels are dispensed), and siliconized release papers for use in pressure sensitive tapes, specialty label applications, the production of fiber composite applications, and casting sheets used in the production of solar cells.

The Print & Color sector provides a breadth of products including premium uncoated printing, writing, text, cover, and board grades in a wide range of weights, colors, sizes, and finishes.  Distribution centers are located in Dallas, Texas; Allentown, Pennsylvania; Bedford Park, Illinois; and Los Angeles, California.  Products are sold to both traditional paper distributors who sell to commercial printers, in-plant print shops, quick printers, and copy centers; as well as through retail channels such as office supply stores, and mass merchandisers.  The sector also produces a range of custom color products which include matte board, end leaf, and niche luxury packaging applications.

Under the Wausau Paper® trademark, products are marketed under a variety of brands including EcoSelect™, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProPly®, ProTec®, Astrobrights®, Royal, Exact®, Professional Series™, Intrigue™, and Creative Collection™.

Competition for the Paper segment comes from a wide range of paper producing companies, of which our principal competitors include Ahlstrom Corporation, Packaging Dynamics Corporation, Nordic Paper, Nippon Paper Group, Inc., UPM, Boise Cascade, LLC, International Paper Company, Domtar, Inc., Mohawk Fine Papers, Inc., Finch Paper, Gascogne Paper, and Neenah Paper, Inc.

Export Sales

Currently, foreign sales represent approximately 9% of our consolidated net sales, with sales to Canada representing 6% of consolidated net sales. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

Raw Materials

Fiber is the basic raw material used to manufacture our finished product and includes the following categories:  market pulp (from wood and recycled paper or paper products), internally produced pulp, wastepaper, and purchased towel and tissue parent rolls.  Fiber represents approximately 50% of our total cost of sales in 2010.  Market pulp (an aggregate of approximately 390,000 air-dried metric tons in 2010) was purchased on the open market, principally from producers in the United States and Canada.  From time to time we may purchase pulp futures contracts as a hedge against significant future increases in the price of market pulp.

Approximately 87,000 standard tons of pulp was produced at our pulp mill in Mosinee, Wisconsin.  In 2010, 11% of the pulpwood consumed in our pulping operation was produced from our own timberlands with the remainder purchased in the form of pulpwood and chips.  Pulpwood was purchased from approximately 200 independent loggers at market prices while chips were purchased from independent sawmills.

During 2010 we purchased 140,000 standard tons of wastepaper from domestic suppliers at prevailing market prices.  This wastepaper represents substantially all of the fiber required to manufacture 57% of our Tissue segment’s 2010 parent roll requirement.  The balance of our parent roll requirements, or approximately 76,000 tons, was purchased from other towel and tissue manufacturers at market prices.

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

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities. We are not required to buy or sell minimum gas volumes under the agreements, but we are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2011 and 2013.  At December 31, 2010, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2011 and 2015. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Patents and Trademarks

Wausau Paper develops and maintains trademarks and patents in the conduct of our business.  Trademarks include Wausau Paper®, EcoSelect™, ProPly®, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProTec®, Astrobrights®, Exact®, Bay West®, EcoSoft™, EcoSelect™, DublSoft®, OptiCore®, OptiServ®, Revolution®, Dubl-Nature®, Dubl-Tough®, Wave ‘N Dry®, and the Royal family of marks (e.g., Royal Fiber®), among others.  Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets, and certain silicone release papers.  We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business.  We do not own or hold material licenses, franchises, or concessions.

Seasonal Nature of Business

The markets for some of the grades of paper we produce tend to be somewhat seasonal.  However, the marketing seasons for these grades are not necessarily the same.  Overall, we experience moderately lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers during this period.

Working Capital

As is customary in the paper industry, we carry adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to our customers.

Major Customers

No single customer accounted for 10% or more of our consolidated net sales during 2010.  On a segment basis, one customer accounted for approximately 13% of Tissue net sales.  No single customer accounted for 10% or more of Paper net sales.

Backlog

Consolidated order backlogs at December 31, 2010, decreased to approximately 31,000 tons, representing $48.4 million in sales, compared to 42,300 tons, or $63.5 million in sales, at December 31, 2009. Consolidated order backlogs at December 31, 2008, were approximately 25,000 tons, or $37.6 million in sales.  A backlog of unmade customer orders is monitored to optimize paper machine production.  The change in customer backlog at December 31, 2010, compared to December 31, 2009, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2010, is expected to be shipped during fiscal 2011. Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved development of a variety of new release liners for “peel-and-stick” paper applications, food-packaging/food-service papers, tape base, papers for industrial applications, new color and writing grades, and new towel, tissue, and soap dispensers.  Expenditures for product development were $3.1 million, $2.4 million, and $2.5 million in 2010, 2009, and 2008, respectively.

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

We have a strong commitment to protecting the environment.  Like our competitors in the paper industry, we face increasing capital investments and operating expenses to comply with expanding and more stringent environmental regulations.  We estimate that our capital expenditures for environmental compliance purposes will approximate $1.1 million in 2011.

We believe that capital expenditures related to compliance with environmental regulations will not have a material adverse effect on our competitive position, consolidated financial condition, liquidity, or results of operations.

We are not involved in any proceedings under the Comprehensive Environmental Response, Compensation and Liability Act.  In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin.  In 2010, we were notified by the DNR that the only long-term activities remaining related to the former Gorski Landfill are long-term groundwater monitoring and routine cap inspection and repairs.  The remediation and water replacement costs associated with the remaining long-term activities are not material. We are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.

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

Employees

We employed approximately 2,400 at the end of 2010.  Most hourly mill employees are covered under collective bargaining agreements.  We negotiated a 5-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011.  The agreement covers all five collectively bargained mills and includes competitive increases in wages and retirement income benefits.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of March 1, 2011.  Unless otherwise specified, current positions listed for an executive officer have been held for a minimum of five years.

Thomas J. Howatt, 61

President and Chief Executive Officer. Previously, Senior Vice President, Printing & Writing (1997-2000), Vice President and General Manager, Printing & Writing Division (1994-1997), Vice President and General Manager, Wausau Papers of New Hampshire (1993-1994), Vice President Operations, Brokaw Division (1990-1993), and prior thereto, Vice President, Administration, Brokaw Division.

Henry C. Newell, 53

Executive Vice President, Chief Operating Officer, since March 2011.  Previously, Senior Vice President, Paper (2010-2011), Senior Vice President Specialty Products (2008-2009), and Vice President – Business Development (2007-2008).  Also, Vice President and Chief Financial Officer, Atlas Industries (2006-2007), Vice President and Chief Financial Officer, Forest Resources LLC (2005-2006), and Vice President and Chief Financial Officer, Packaging Dynamics Corporation (2002-2005).

Michael R. Wildenberg, 68

Senior Vice President, Tissue since January 2009.  Previously, Vice President, Sales and Marketing, Tissue Division (1984-2008).

Scott P. Doescher, 51

Executive Vice President, Finance, Secretary and Treasurer.  Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

Available Information

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to “Investors – SEC Filings” at wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission (“SEC”).

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

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets.  These changes may result in decreased demand for our products.  For example, our Paper segment’s Industrial & Tape sector’s business usually declines during periods of economic slowdowns as industrial and housing activity is curtailed.  Also, demand for uncoated free-sheet papers, the broad market category in which our Paper segment’s Print & Color sector competes, has generally declined over the last eleven years due to such factors as economic conditions, office employment trends, and the increased use of electronic communications.  There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner.  The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

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

Raw materials and packaging comprise approximately 60% of our cost of sales, with market pulp, purchased parent rolls, and wastepaper accounting for over three-quarters of this total.  Raw material prices will change based on worldwide supply and demand.  Pulp price changes can occur due to worldwide consumption levels of pulp, pulp production capacity, expansions or curtailments, inventory building or depletion, and pulp producer cost changes related to wood availability, environmental issues, or other variables.

We purchase the majority of our energy needs.  Energy costs may fluctuate significantly due to increased worldwide consumption levels, disruptions in supply due to natural catastrophes or political turmoil, or decreased production capacity.

We may not be able to pass increased cost for raw materials or energy on to our customers if the market or existing agreements with our customers do not allow us to raise the prices of our finished products.  Even if we are able to pass through increased cost of raw materials or energy, the resulting increase in the selling prices for our products could reduce the volume of products we sell and decrease our revenues.  While we may try, from time to time, to hedge against price increases, we may not be successful in doing so.

In 2011, we expect to purchase approximately 40%, or 80,000 tons, of our towel and tissue parent roll requirements from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

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

Our papermaking and converting facilities and distribution warehouses may suffer catastrophic loss due to fire, flood, terrorism, mechanical failure, or other natural or man-made events.  If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, delay or reduce shipments, reduce revenue, and result in significant expenses to repair or replace the facility.  These expenses and losses may not be adequately covered by property or business interruption insurance.  Even if covered by insurance, our inability to deliver our products to customers, even on a short-term basis, may cause us to lose market share on a more permanent basis.

Our acquisitions, major capital investments, facility closings, or other structural changes may result in financial results that are different than expected.

Prior to 2010, we closed or disposed of certain businesses and assets in response to changes in market conditions or strategic plans.  In the normal course of business, we engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition of another business.  We also continually review and may implement structural changes or invest in major capital projects designed to improve our operations or to reflect anticipated changes in long-term market conditions.  As a result of recent or similar future transactions, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Our headquarters is located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities consist of the following:

		Number of
		Paper	Practical	2010
Facility	Product	Machines	Capacity* (tons)	Actual (tons)

Paper
Rhinelander, WI	Paper	4	152,000	140,700

Mosinee, WI	Paper	4	119,000	109,200
	Pulp		96,000	87,200

Brokaw, WI	Paper	4	178,000	166,400

Brainerd, MN	Paper	2	176,000	89,700

Tissue
Middletown, OH	Tissue	2	120,000	110,200
	Deink Pulp		110,000	101,300

Harrodsburg, KY	Converted Tissue	N/A	190,000	170,400

* “Practical capacity” is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.  Practical capacity at the Brainerd facility includes one paper machine that would require substantial capital resources and time to start up.

We currently maintain warehouse distribution facilities in order to provide prompt delivery of our products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Paper	Allentown, PA	60,000	Leased (January 2012)

	Dallas, TX	35,000*	Leased (December 2011)

	Los Angeles, CA	36,000*	Leased (December 2011)

	Bedford Park, IL	382,000	Leased (January 2014)

Tissue	Los Angeles, CA	36,000*	Leased (December 2011)

	Harrodsburg, KY	460,000	Owned

	Danville, KY	506,000	Leased (January 2013)

*

guaranteed space

Paper and Tissue also lease limited space in various warehouses to facilitate deliveries to customers.

We own approximately 85,000 acres of timberland in the state of Wisconsin.  The growing stock inventory on our timberlands is an estimated 6.7 million board feet of saw timber and an estimated 500,000 cords of pulpwood.  During 2010, we sold approximately 6,700 acres of our timberlands, resulting in an after-tax gain of $4.9 million.  Of the 85,000 acres of timberlands owned, approximately 7,900 acres of non-strategic timberlands are listed for sale.  We expect that it will take several years to complete the sale of the timberlands offered.  We have not committed to timberland sales beyond those lands identified.

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

We may be involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of business.  Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  See Item 1A, page 12, concerning the possible effect of unexpected liabilities from current or future claims.

Item 4.  RESERVED

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Wausau Paper common stock is listed on the New York Stock Exchange under the symbol “WPP.”

As of the record date of the annual meeting, February 15, 2011, (the “Record Date”) there were approximately 2,200 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 26,000 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 49,143,871 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2010*
First Quarter	$11.89	$ 8.00	–
Second Quarter	$10.26	$ 6.73	–
Third Quarter	$ 8.53	$ 6.01	–
Fourth Quarter	$ 9.19	$ 7.63	$.06

2009**
First Quarter	$11.86	$ 3.75	–
Second Quarter	$ 9.61	$ 5.00	–
Third Quarter	$10.55	$ 5.98	–
Fourth Quarter	$12.21	$ 8.01	–

2008***
First Quarter	$10.12	$ 6.97	–
Second Quarter	$ 9.74	$ 7.30	$.17
Third Quarter	$10.90	$ 7.08	–
Fourth Quarter	$11.70	$ 6.51	$.17

*     Two dividends of $.03 per share were declared in the fourth quarter in 2010.

**   No cash dividends were declared in 2009.

***Two dividends of $.085 per share were declared in the second and fourth quarters in 2008.

Item 6.  SELECTED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,
except per share data)	For the Year Ended December 31,
	2010*	2009**	2008***	2007****	2006*****
FINANCIAL RESULTS
Net sales	$ 1,055,688	$ 1,032,144	$ 1,191,764	$ 1,240,438	$ 1,188,178
Depreciation, depletion, and amortization	56,529	75,160	69,468	94,330	57,913
Operating profit (loss)	43,841	44,073	(16,754)	(13,767)	39,497
Interest expense	6,587	8,986	10,283	11,080	11,252
Earnings (loss) before income taxes
and cumulative effect of change
in accounting principle	37,488	35,198	(26,670)	(24,054)	28,869
Net earnings (loss)	36,856	20,563	(15,834)	(1,825)	17,619
Cash dividends paid	1,475	4,151	16,713	17,205	17,335
Cash flows from operating activities	22,753	110,914	(2,520)	54,813	37,982

PER SHARE
Net earnings (loss) – basic	$ 0.75	$ 0.42	$ (0.32)	$ (0.04)	$ 0.35
Net earnings (loss) – diluted	0.75	0.42	(0.32)	(0.04)	0.34
Cash dividends declared	0.06	–	0.34	0.34	0.34
Stockholders’ equity	5.30	4.62	4.23	5.57	5.38
Basic average number of shares outstanding	48,965	48,834	49,033	50,477	50,935
Price range (low and high closing)	$6.12-11.66	$3.80-11.87	$6.69-11.44	$8.60-15.52	$11.27-15.34

FINANCIAL CONDITION
Working capital	$ 109,139	$ 92,122	$ 118,830	$ 112,922	$ 139,065
Total assets	677,609	655,101	710,850	744,197	799,114
Long-term debt	127,382	117,944	191,963	139,358	160,287
Stockholders’ equity	259,666	225,422	207,581	280,915	274,074
Capital expenditures	42,990	45,948	48,324	30,088	23,856

RATIOS
Percent net earnings (loss) to sales	3.5%	2.0%	(1.3%)	(0.1%)	1.5%
Percent net earnings (loss) to average
stockholders’ equity	15.2%	9.5%	(6.5%)	(0.7%)	6.0%
Ratio of current assets to current liabilities	1.8 to 1	1.7 to 1	1.8 to 1	1.7 to 1	1.9 to 1
Percent of long-term debt to total capitalization	32.9%	34.4%	48.0%	33.2%	36.9%

* In 2010, includes after-tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a natural gas transportation contract for the former manufacturing facility in Groveton, New Hampshire, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.  Also, includes charges of $1.2 million or $0.02 per share related to the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  Further, 2010 includes a credit for income taxes of $13.6 million or $0.28 per share related to the conversion of the previously claimed alternative fuel mixture tax credit to the cellulosic biofuel producers tax credit.

** In 2009, includes after-tax expense of $17.3 million ($27.9 million pre-tax) or $0.35 per share related to closure costs and restructuring expenses as a result of the closure of Paper’s Groveton, New Hampshire and Jay, Maine mills, Appleton, Wisconsin converting facility, and the sale and closure of roll wrap operations.  In addition, includes after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to expenses associated with the towel machine rebuild at Tissue’s Middletown, Ohio mill and the start-up of Paper’s distribution center in Bedford Park, Illinois.  Also in 2009, includes after-tax gains of $8.4 million ($13.5 million pre-tax) or $0.17 per share related to a tax credit for the use of alternative fuel mixtures at Paper’s Mosinee, Wisconsin facility.  Further, includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Paper’s non-core yeast business.

*** In 2008, includes after-tax expense of $21.1 million ($33.8 million pre-tax) or $0.43 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Paper’s Groveton, New Hampshire mill, the sale and closure of the roll wrap portion of our Paper business, the permanent machine shutdown at Paper’s Jay, Maine mill, and the planned closure of converting operations at Paper’s Appleton, Wisconsin facility.  In addition, includes the settlement of an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $1.1 million or $0.02 per share.

**** In 2007, includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Paper’s Groveton, New Hampshire mill.  In addition, effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely to our operating structure resulting in state tax benefits of $11.6 million or $0.23 per share primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries.

***** In 2006, includes impact to accumulated other comprehensive loss of $36.6 million ($58.1 million pre-tax) for the adoption of Accounting Standards Codification Subtopic 715-10 (originally issued as Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.)”

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, changes in the paper industry, downturns in our target markets, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Sales Rebates

In certain circumstances, we will grant sales rebates to help stimulate sales of some of our products. The expense for such rebates is accrued for and recorded as a deduction in arriving at our net sales amount at the time of the sale of the product to the customer. The amount of rebates to be paid is estimated based upon historical experience, announced rebate programs, and competitive pricing, among other things. In the future, we may take actions to increase customer rebates, possibly resulting in an increase in the deduction recorded in arriving at our net sales amount at the time the incentive is offered.

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

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.  We are required to make estimates of our future cash flows related to the asset subject to review.  These estimates require assumptions about demand for our products, future market conditions, and technological developments.  Other assumptions include determining the discount rate and future growth rates.  In the year ended December 31, 2010, we recorded an impairment loss of $0.5 million, while no impairment loss was recorded in 2009, and an insignificant loss was recorded in 2008.

Pension Benefits

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors.  Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted 2010 defined benefit pension obligations by approximately $6.6 million.  Additional information regarding pension benefits is available in “Note 7 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Other Post-retirement Benefits

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits.  Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted the 2010 obligations for post-retirement benefits other than pension by approximately $2.5 million.  Additional information regarding post-retirement benefits is available in “Note 7 – Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

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

Operations Review

Overview

Consolidated

(all dollar amounts in thousands, except per share data)

	2010	2009	2008
Net earnings (loss)	$ 36,856	$ 20,563	$ (15,834)
Net earnings (loss) per share – basic and diluted	$ 0.75	$ 0.42	$ (0.32)

In 2010, we reported net earnings of $36.9 million, or $0.75 per share, compared to prior-year net earnings of $20.6 million, or $0.42 per share.

Net earnings for 2010 were impacted by a credit for income taxes of $13.6 million, or $0.28 per share, related to the conversion of the previously claimed alternative fuel mixture tax credit to the cellulosic biofuel producers tax credit, and income tax charges of $1.2 million, or $0.02 per share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  Also included in 2010 are after-tax charges of $2.4 million, or $0.05 per share, related to a rate adjustment associated with a natural gas transportation contract for a former manufacturing facility in Groveton, New Hampshire, and after-tax charges of $1.9 million, or $0.04 per share, related to the freezing of benefits associated with a cash balance pension plan.  Additionally, 2010 included after-tax gains on sales of timberlands of $4.9 million, or $0.10 per share.

Net earnings for 2009 included after-tax facility closure charges of $17.3 million, or $0.35 per share, primarily related to the closure of the Paper segment’s Jay, Maine paper mill and Appleton, Wisconsin converting facility.  Also included in 2009 is after-tax expense of $1.9 million, or $0.04 per share, related to the rebuild of a towel machine at our Tissue segment’s Middletown, Ohio mill and the start-up of our Paper segment’s new distribution center in Bedford Park, Illinois.  Additionally, 2009 included charges related to a tax audit settlement and other permanent tax items of $1.0 million, or $0.02 per share.  Finally, net earnings for 2009 included after-tax credits of $8.4 million, or $0.17 per share, related to a tax credit for the use of qualified alternative fuel mixtures at our Paper segment’s mill in Mosinee, Wisconsin, $1.7 million, or $0.03 per share, related to the sale of our Paper segment’s non-core yeast manufacturing operations, and $2.0 million, or $0.04 per share, related to the sale of timberlands.

For additional information on facility closures, please refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 3 – Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.  For additional information on the additional income tax charges and credits, please refer to “Note 8 – Income Taxes” in the Notes to Consolidated Financial Statements.

Consolidated Outlook

Although sustained economic recovery is still uncertain, in the short term we anticipate encountering more stable and predictable growth across our core markets.  However, we continue to be faced with market demand fluctuations and elevated input costs.  Despite these factors, we are determined to push toward our long-term return-on-capital-employed target of 15%.  Our ability to achieve this target will continue to be influenced by additional internal initiatives, general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and product pricing.

Segment Overview

In September 2009, we announced plans to consolidate our former Specialty Products and Printing & Writing businesses into a single strategic operating unit.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue segment.  The January 1, 2010 consolidation of our former Printing & Writing and Specialty Products business units was the final step in a multi-year restructuring initiative, which included the closure of certain manufacturing facilities, consolidation of converting and distribution activities, and the sale of non-core manufacturing businesses.  We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Tissue and Paper.  The segment information for 2009 and 2008 has been restated to display the information in accordance with the segment structure that became effective January 1, 2010.

Our Tissue business segment’s financial performance remained strong in 2010, with operating margins exceeding 13 percent.  Despite sluggish demand in the “away-from-home” market, elevated input costs, and a constrained pricing environment, Tissue’s operating profits approached record levels as we continued to increase shipments of higher-margin, value-added products.  We continue to focus our efforts on our value-added product categories to improve our competitive strength and operating margins.

Although below long-term target levels, the Paper segment demonstrated a degree of earnings stability in the face of record-high fiber costs and continued demand weakness in certain market segments in which we compete.  The relative stability reflects the benefits achieved through restructuring initiatives and our strategy to focus on core markets.  In the process of restructuring, we closed high-cost facilities, divested non-strategic businesses, repositioned certain product offerings, and selectively invested to lower costs and enhance competitive position.  We remain focused on our growth within our core markets, product innovation, and containing costs to drive further profitability improvements.

Net Sales and Gross Profit on Sales

Consolidated

(all dollar amounts in thousands)	2010	2009	2008
Net sales	$1,055,688	$1,032,144	$1,191,764
Tons sold	666,614	685,045	781,959
Gross profit on sales	$ 130,645	$ 132,834	$ 88,688
Gross profit margin	12%	13%	7%

Net sales for the year ended December 31, 2010, were $1,055.7 million compared with net sales of $1,032.1 million for the year ended December 31, 2009, an increase of 2%.  Total shipments in 2010 of 666,614 tons decreased 3% from the 685,045 tons shipped in 2009, primarily due to volume reductions associated with facility closures.  Net sales in 2008 were $1,191.8 million, and total tons shipped were 781,959 tons.

Comparing 2010 to 2009, average net selling price increased over 5%, or almost $53 million, with actual net selling price increases contributing to more than half of the improvement, and the remaining increase a result of enhancements in overall product mix.  Compared to 2008, 2009 average net selling price declined approximately 1%, decreasing net sales by $11 million, with the decline nearly evenly split between actual selling price decreases and deterioration in overall product mix.

Gross profit margin decreased to $130.6 million, or 12.4% of net sales in 2010, compared with $132.8 million, or 12.9% of net sales in 2009.  Gross profit margin in 2008 was $88.7 million, or

7.4% of net sales.  Our timberland sales program favorably impacted gross profit by $8.0 million in 2010, $3.2 million in 2009, and $6.2 million in 2008.

During the year ended December 31, 2010, as compared to the same period in 2009, a significant increase in fiber costs more than offset a decrease in energy costs, an increase in average net selling price, and increased gains from our timberland sales program.  In 2009 as compared to 2008, significant declines in fiber and energy prices more than offset the decline in average net selling price, decreased gains from our timberland sales program, and the impact of increased market related downtime.

In addition, 2009 gross profit margins were negatively impacted by combined charges of $22.4 million related to facility closure charges primarily due to the closure of our Paper segment’s Jay, Maine mill and Appleton, Wisconsin converting facility.  Further, 2009 gross profit margins were positively impacted by gains totaling $16.2 million related to a tax credit for the use of qualified alternative fuel mixtures at our Paper segment’s mill in Mosinee, Wisconsin, and the sale of our Paper segment’s non-strategic yeast manufacturing operations.

Raw materials and packaging comprise approximately 60% of our total cost of sales, with market pulp, wastepaper, and purchased towel and tissue parent rolls accounting for over three-quarters of this total.  Labor and fringes are approximately 20% of our total cost of sales, while utilities account for approximately 10%.  Other operating expenses, including outbound freight, depreciation, and maintenance, comprise the remaining 10% of our cost of sales.

Fiber prices – consisting primarily of market pulp, wastepaper, pulpwood, and purchased towel and tissue parent rolls – increased significantly during 2010.  As compared to 2009, 2010 fiber costs increased approximately $63 million after decreasing approximately $57 million in 2009 as compared with 2008.

During the first half of 2009, pulp and wastepaper prices trended lower as a result of a weakened world economy and a decline in paper and pulp demand.  During the second half of 2009, however, pulp and wastepaper prices steadily increased, and continued their upward trend through the first six months of 2010, reaching record-high levels.  Although pulp and wastepaper prices declined modestly late in 2010, they remained at elevated levels.  Pulp prices have continued to remain steady early in 2011, while wastepaper prices have increased moderately.

In 2010, we consumed approximately 390,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper.  Approximately 380,000 air-dried metric tons of market pulp and 120,000 standard tons of wastepaper were consumed in 2009.  The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $114 per air-dried metric ton, or over $54 million, in 2010 as compared to 2009.  As compared with 2008, the average price of market pulp declined approximately $106 per air-dried metric ton, or nearly $49 million in 2009.  The average price of wastepaper, used in the production of towel and tissue products, increased $71 per standard ton, or almost $10 million, in 2010 as compared to 2009.  As compared with 2008, the average price of wastepaper decreased $69 per standard ton, or more than $8 million, in 2009.  Purchased towel and tissue parent rolls, used in our Tissue segment’s converting operation, remained relatively flat in 2010 as compared to 2009, after decreasing $6 per standard ton, or less than $1 million, the year before.  The average prices of pulpwood have remained relatively flat since 2008.

Energy-related prices – consisting primarily of natural gas, electricity, coal, fuel oil, and transportation – declined slightly in 2010 as compared to 2009, with decreases in prices of natural gas, electricity, and coal more than offsetting an increase in the prices of fuel oil and transportation.  During 2009, overall energy prices declined moderately in comparison with 2008, with decreases in prices of natural gas, fuel oil, and transportation more than offsetting an increase in the price of coal.  In total, energy-related costs, including transportation, decreased approximately $5 million in 2010 as compared with 2009, after decreasing nearly $17 million in 2009 as compared with 2008.

We currently consume approximately 3.6 million decatherms of natural gas annually.  The average price of natural gas decreased almost 13%, or nearly $3 million, in 2010 as compared to 2009 after decreasing approximately 42%, or more than $15 million, in 2009 compared with the prior year.  We price protect, from time to time, certain volumes of natural gas through fixed-price contracts.  Our policy allows for the price protection of up to 50% of our expected use on a rolling 12-month basis.  Early in 2011, we had no volumes price protected beyond the first quarter.

Price fluctuations were experienced in 2010 with other sources of energy that are significant to our operations.  As compared with 2009, 2010 electricity costs decreased 9%, or more than $2 million, and coal costs decreased 12%, or over $3 million.   Fuel oil costs remained flat in 2010 as compared with 2009.  As compared with 2008, 2009 fuel oil costs decreased approximately 37% or nearly $1 million, electricity costs remained flat, and coal costs increased 33% or approximately $7 million.  In addition, transportation prices increased nearly $4 million in 2010 as compared with 2009, after decreasing nearly $8 million from the prior year.

Labor and fringe costs increased 4% in 2010 as compared to 2009, after decreasing 9% in 2009 as compared to 2008.  The increase in labor and fringe costs in 2010 was partially due to the cessation of the hiring freeze that had been implemented during 2009.  The decrease in labor and fringe costs in 2009 was primarily related to the closure of our Paper segment’s Jay, Maine and Groveton, New Hampshire mills, in addition to the hiring freeze.  Depreciation expenses decreased 36% in 2010 as compared to 2009.   Depreciation expenses increased 4% in 2009 as compared to 2008.  The decrease in 2010, as compared to both 2009 and 2008, is due to the impact of accelerated depreciation related to facility closures in 2009 and 2008.  For additional information, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

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

Tissue

(all dollar amounts in thousands)	2010	2009	2008
Net sales	$343,309	$336,215	$333,411
Operating profit	$ 46,150	$ 49,469	$ 32,793
Tons sold	176,758	176,562	178,351
Gross profit on sales	$ 69,192	$ 72,020	$ 55,472
Gross profit margin	20%	21%	17%

Tissue 2010 net sales were $343.3 million, an increase of 2% from 2009 net sales of $336.2 million.  Shipments remained flat comparing the year ended December 31, 2010 to the same period in 2009.  In 2008, net sales were $333.4 million on shipments of 178,351 tons.  Average net selling price increased approximately 2% in 2010 as compared to 2009, favorably impacting net sales by nearly $8 million. Actual net selling price increases accounted for approximately one-third of the average net selling price gain, while the remaining increase resulted from product mix improvements.  Average net selling price increased nearly 3% in 2009 as compared to 2008, favorably impacting net sales by $9 million.  Actual net selling price increases accounted for approximately $7 million of the average net selling price gain, while $2 million of the average net selling price gain was attributable to enhancements in product mix.

Market demand for “away-from-home” towel and tissue products decreased 1% in 2010 after decreasing 6% in 2009.  Shipments of Tissue’s higher-priced, value-added products increased 7% in 2010 and 6% in 2009, while shipments of lower-priced standard products decreased 4% in 2010 after decreasing 7% in 2009.  As 2011 began, “away-from-home” towel and tissue prices have remained relatively stable.

Tissue gross profit margin was 20.2% in 2010, 21.4% in 2009, and 16.6% in 2008.  Increases in the cost of wastepaper, pulp, and purchased towel and tissue parent rolls more than offset an increase in average net selling price and the reduced cost of electricity and coal, resulting in decreased margins in 2010 as compared to 2009.  Wastepaper, pulp, and purchased towel and tissue parent roll prices increased $12 million, while energy prices decreased almost $1 million in 2010 as compared with 2009.  Selling price increases in 2009, combined with reduced prices of energy, wastepaper, and purchased towel and tissue parent rolls, resulted in improved margins compared to 2008.  Wastepaper and purchased towel and tissue parent roll prices decreased $11 million and energy prices declined more than $2 million in 2009 as compared with 2008.

In 2010, approximately 43%, or 76,000 tons, of Tissue’s total parent roll consumption was purchased from other towel and tissue manufacturers, compared to the 95,000 tons of parent rolls purchased in 2009.  The decrease was primarily due to the completion of the 2009 towel machine rebuild at the Middletown, Ohio mill.  Industry supply of these parent rolls was readily available throughout 2010 and 2009.

Paper

(all dollar amounts in thousands)	2010	2009	2008
Net sales	$712,379	$695,929	$858,353
Operating profit (loss)	$ 12,301	$ 9,602	$(38,592)
Tons sold	489,856	508,483	603,608
Gross profit on sales	$ 55,621	$ 58,335	$ 27,519
Gross profit margin	8%	8%	3%

The Paper segment recorded net sales of $712.4 million for the year ended December 31, 2010, compared to $695.9 million for the year ended December 31, 2009, an increase of 2%.  Shipments decreased 4% over the same time period, from 508,483 tons in 2009 to 489,856 tons in 2010, due primarily to volume reductions associated with the 2009 facility closures.  Net sales and shipments in 2008 were $858.4 million and 603,608 tons, respectively. Product shipments in 2009 declined approximately 16% from 2008, partially a result of anticipated volume reductions resulting from facility closures.

Comparing 2010 with 2009, average net selling price increased approximately 6%, or $42 million, with actual price increases contributing more than two-thirds of the increase, and the remaining increase a result of enhancements in overall product mix.  Average net selling price decreased approximately 4%, or $30 million, in 2009 as compared to 2008.  Actual net selling price decreases accounted for approximately $13 million of the average net selling price decline, while $17 million of the average net selling price decline was attributable to changes in product mix.

Demand for industrial and tape papers decreased significantly late in 2008 with demand weakness spreading to most other product categories early in 2009.  Uncoated free sheet demand, the broad market category in which our Print & Color sector competes, impacted by such factors as employment trends and increased electronic data communications, has generally declined over the last eleven years.  As a result, we took market-related downtime amounting to approximately 40,000 tons during 2009 compared with approximately 16,000 tons of market-related downtime in 2008.  No market-related downtime was taken in 2010.  Although market demand data is not available for the specific market segments in which we compete, the following table summarizes our estimated changes in market demand for the major market segments:

	Estimated Change in Market Demand
	2010	2009
Food	4%	–
Industrial & Tape	7%	(8%)
Coated & Liner	4%	(6%)
Print & Color	(5%)	(11%)

The following table summarizes the changes in shipments of our primary product categories:

	Change in Shipments
	2010	2009
Food	(2%)	(10%)
Industrial & Tape	(2%)	(9%)
Coated & Liner	(13%)	(26%)
Print & Color	(2%)	(8%)

In 2010, the shutdown of the Jay, Maine mill led to the majority of the decline in shipments within our Food and Industrial & Tape sectors.  Volume performance in our Coated & Liner sector reflects our market shift away from label base categories to highly technical, coated liners for alternative energy markets.  Shipments in our Print & Color sector outperformed the broader market, demonstrating share growth.  In 2009, the majority of the decline in shipments within our Print & Color sector was anticipated due to the shutdown of the Groveton mill, which reduced total annual capacity by approximately 105,000 tons.  The Paper segment’s core markets remain competitive with competition coming from paper-based products as well as other film-based substrates.  Product pricing has remained very competitive despite the industry-wide capacity rationalization that has occurred in recent years.  As 2011 began, prices were relatively stable despite continued weak market conditions.

	2010	2009	2008

Gross profit margin	7.8%	8.4%	3.2%
Specific items impacting gross profit margin:
Impact of alternative fuel mixture credit	–	2%	–
Impact of facility closures	–	(3%)	(2%)

The Paper segment’s gross profit margin was 7.8% in 2010, 8.4% in 2009, and 3.2% in 2008.  Excluding the alternative fuel mixture tax credit and facility closures, increases in the cost of pulp, and transportation were greater than the increase in average net selling price and the reduced cost of natural gas, electricity, and coal, resulting in lower margins in comparison to 2009.  Pulp prices increased $51 million, while energy prices decreased by $4 million in 2010 as compared to 2009.

Excluding the alternative fuel mixture tax credit and closure of the Jay, Maine and Groveton, New Hampshire mills, Paper’s gross profit margin improved in 2009 compared to 2008.  Lower market pulp and energy costs and benefits associated with the closure of the Jay, Maine mill, more than offset the impact of lower average net selling prices and additional market-related downtime to result in improved margins.  Fiber prices decreased approximately $46 million in 2009 as compared with 2008 while energy prices declined approximately $14 million over the same period.

In 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit was equal to $0.50 per gallon of alternative fuel contained in the mixture and was refundable in cash.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our paper mill in Mosinee, Wisconsin was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  For the year ended December 31, 2009, operating profits were positively impacted by $13.5 million due to the alternative fuel mixture tax credit.

In October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit is equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.

Additional information regarding facility closures is available in “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures and the cellulosic biofuel credit, please refer to “Note 3 – Alternative Fuel Mixture Credits” and “Note 8 – Income Taxes” in the Notes to Consolidated Financial Statements.

Backlog

Consolidated customer order backlogs decreased to approximately 31,000 tons, representing $48.4 million in sales at December 31, 2010, compared to 42,300 tons, or $63.5 million in sales, as of December 31, 2009.  Consolidated customer order backlogs were 25,000 tons, or $37.6 million in sales as of December 31, 2008.  The decrease in customer order backlogs as of December 31, 2010, compared to December 31, 2009, was due to a decrease in backlogs in both our Paper and Tissue segments.  Our Paper segment backlog totaled 29,300 tons at December 31, 2010, compared to 39,400 tons at December 31, 2009.  Our Tissue segment’s backlog tons declined to 1,700 tons at December 31, 2010, from 2,900 tons at December 31, 2009.  The change in customer backlog at December 31, 2010, compared to December 31, 2009, does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2010, is expected to be shipped during 2011.

Labor

We employed approximately 2,400 at the end of 2010.  Most hourly mill employees are covered under collective bargaining agreements.  We negotiated a 5-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011.  The agreement covers all five collectively bargained mills and includes competitive increases in wages and retirement income benefits.

Selling and Administrative Expenses

(all dollar amounts in thousands)	2010	2009	2008
Selling and administrative expense	$86,804	$83,229	$89,111
Percent increase (decrease)	4%	(7%)	6%
As a percent of net sales	8%	8%	7%

Selling and administrative expenses for the year ended December 31, 2010, were $86.8 million compared to $83.2 million in the same period of 2009.  Selling and administrative expenses were $89.1 million for the year ended December 31, 2008.

In 2010, stock-based incentive compensation programs resulted in expense of $2.3 million compared to expense of $3.1 million in 2009.  In 2008, selling and administrative expenses were impacted by stock incentive program credits of $2.2 million.  Also in 2010, selling and administrative expenses were impacted by charges of $3.8 million related to a rate adjustment associated with a natural gas transportation contract and $3.1 million related to the freezing of benefits associated with a cash balance pension plan.

After adjusting for stock-based incentive compensation programs and other one-time charges, declines in advertising and compensation expenses accounted for the majority of the decrease in selling and administrative expenses during the year ended December 31, 2010, as compared with the same period in 2009.  In 2009 as compared with 2008, after adjusting for stock-based incentive compensation programs, declines in advertising and travel and entertainment expenses accounted for approximately half of the decrease in selling and administrative expenses.  For additional information on our stock incentive programs, refer to “Note 9 – Stock Compensation Plans” in the Notes to Consolidated Financial Statements.

Restructuring Charges

For the year ended December 31, 2009, we recorded pre-tax restructuring charges of $5.5 million related to employee severance and benefit continuation costs and other associated closure costs primarily related to the closure of our Paper segment’s converting operations in Appleton, Wisconsin, and the closure of our Paper segment’s paper mills in Jay, Maine and Groveton, New Hampshire.  We did not incur any additional pre-tax restructuring charges related to these closures in 2010.

In 2008, we recorded pre-tax restructuring charges of $16.3 million related to employee severance and benefit continuation costs, contract termination costs, and other associated closure costs directly related to the closure of converting operations at our Paper segment’s Appleton, Wisconsin facility, the permanent machine shutdown at our Paper segment’s Jay, Maine mill, the sale and closure of the roll wrap portion of our Paper segment’s business, and the shutdown of papermaking operations at our Paper segment’s Groveton, New Hampshire mill.

For additional information, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2010	2009	2008
Interest expense	$6,587	$8,986	$10,283
Other income, net	234	111	367

Interest expense decreased for the year ended December 31, 2010, to $6.6 million compared to $9.0 million for the year ended December 31, 2009, due primarily to a reduction in average debt balances outstanding during the respective years.  Interest expense for the year ended December 31, 2008, was $10.3 million.  In 2011, interest expense is expected to be similar to 2010 levels.

Income Taxes

(all dollar amounts in thousands)	2010	2009	2008
Income tax provision (credit)	$ 632	$14,635	$(10,836)
Effective tax rate	1.7%	41.6%	(40.6%)

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

Additionally, in October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit is equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.

The effective tax rate for the year ended December 31, 2010, excluding these additional items, was approximately 35%.  The effective tax rate for 2011 is expected to remain at approximately 35%.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2010	2009	2008
Cash provided by (used in) operating activities	$ 22,753	$ 110,914	$ (2,520)
Working capital	$ 109,139	$ 92,122	$ 118,830
Percent increase (decrease)	18%	(22%)	5%
Current ratio	1.8:1	1.7:1	1.8:1
Capital expenditures	$ 42,990	$ 45,948	$ 48,324
Percent (decrease) increase	(6%)	(5%)	61%

Cash provided by operating activities was $22.8 million during the year ended December 31, 2010, compared to cash provided by operating activities of $110.9 million for the year ended December 31, 2009.  Cash provided by operating activities decreased in 2010 as compared to 2009, primarily due to an increase in inventories and a decline in cash net earnings, which includes the impact of income tax credits and provisions.  The improvement in cash provided by operating activities in 2009, as compared to 2008, was primarily due to an increase in net earnings, a reduction in inventories, and the impact of income tax refunds and provisions in 2009 as compared to 2008.

During the first quarter of 2010, the Board of Directors approved a $27 million capital project to rebuild a paper machine in Brainerd, Minnesota to add tape-backing paper production capabilities.  The rebuild is scheduled for completion in the first quarter of 2011 and will provide capabilities to produce a wide range of unsaturated tape-backing paper while retaining the flexibility to produce premium printing and writing products.

In 2010, we completed several major capital projects while targeting a composite 17% internal rate of return on all projects approved during the year.  The expected composite return for projects approved in 2010 was approximately 14%.  Capital expenditures totaled $43.0 million, $45.9 million, and $48.3 million in 2010, 2009, and 2008, respectively.  It is expected that capital spending will be approximately $40.0 million in 2011.

During 2010, we sold approximately 6,700 acres of timberlands for an after-tax gain of $4.9 million.  We sold approximately 5,000 acres of timberlands for an after-tax gain of $2.0 million in 2009, and approximately 4,600 acres of timberlands for an after-tax gain of $3.9 million in 2008.  A total of approximately 7,900 acres remains in the timberland sales program and we expect to sell these timberlands over the next two years.  We have not committed to implement additional timberland sales programs in the future.

We believe that the available credit under our credit agreements and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2011.

Debt and Equity

(all dollar amounts in thousands)	2010	2009	2008
Short-term debt	$ –	$ 52	$ 51
Long-term debt	127,382	117,944	191,963
Total debt	127,382	117,996	192,014
Stockholders’ equity	259,666	225,422	207,581
Total capitalization	387,048	343,418	399,595
Long-term debt/capitalization ratio	33%	34%	48%

At December 31, 2010, total debt was $127.4 million, an increase of $9.4 million from the $118.0 million reported at December 31, 2009.  The majority of the increase is due to the December 2010 conversion of the alternative fuel mixture credit to the cellulosic biofuel credit, which required repayment of approximately $15 million of the previously recognized credit.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At December 31, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.

In addition, the total amount of long-term debt outstanding as of December 31, 2010, includes $35.0 million in unsecured private placement notes.  A total of $138.5 million of private placement notes were issued on August 31, 1999.  On August 31, 2009, $68.5 million of these notes matured and were repaid.  On August 31, 2007, $35.0 million of the unsecured private placement notes matured and were repaid.  The remaining notes mature on August 31, 2011.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retired a $165 million facility that was scheduled to expire in July 2011.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  In addition, under the new credit agreement, we pay an annual facility fee (initially 0.425%).  Total facility fees paid under this agreement and previous agreements were $581,000 in 2010, $815,000 in 2009, and $351,000 in 2008.  At December 31, 2010, there were no amounts outstanding under this agreement.  There was $33.0 million and $52.5 million in outstanding borrowings under a revolving-credit agreement at December 31, 2009 and December 31, 2008, respectively.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).  Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement, as well as under terms of the $35 million unsecured private placement notes maturing in August

2011.  At December 31, 2010, 2009, and 2008, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2010, 2009, and 2008 were $23.2 million, $30.5 million, and $15.9 million, respectively.

At December 31, 2010, under the $125 million revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper and the $35.0 million of unsecured private placement notes maturing in August 2011.  As a result, we have classified the amounts as long-term on our Consolidated Balance Sheets.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

On December 31, 2010, we had a total of approximately $82 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock.  This authorization added to the balance remaining on a 2000 authorization to repurchase 2,571,000 shares of Wausau Paper common stock.  There were no repurchases of common stock during 2010 and 2009.  We repurchased 1,033,000 shares of common stock during 2008.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2010, there were 2,009,774 shares available for purchase under the existing authorization.

In 2010, the Board of Directors declared cash dividends of $0.06 per share of common stock.  In 2009, no cash dividends on our common stock were declared.  In 2008, the Board of Directors declared cash dividends of $0.34 per share of common stock.  The decrease in declared cash dividends in 2009 was due to the suspension of cash dividends on March 31, 2009.  The Board of Directors reinstated cash dividends on October 20, 2010.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2010:

		Payments Due by Period
(all dollar amounts in thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$127,240	$ 58,240	$ –	$ –	$ –	$ –	$ 69,000
Interest on debt	24,498	5,650	3,916	3,916	3,430	2,976	4,610
Operating leases	2,365	1,047	1,047	168	59	44	–
Capital spending commitments	12,879	12,879	–	–	–	–	–
Retirement plan contributions	3,900	3,900	–	–	–	–	–
Post-retirement benefit plan
contributions	4,500	4,500	–	–	–	–	–
Purchase obligations	687,202	274,720	183,767	107,797	70,255	42,332	8,331
	$862,584	$360,936	$188,730	$111,881	$73,744	$45,352	$81,941

As discussed in “Note 8– Income Taxes” in the Notes to Consolidated Financial Statements, on January 1, 2007, we adopted the provisions of FASB ASC Subtopic 740-10 (originally issued as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  At December 31, 2010, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $1.3 million, of which approximately $0.2 million is expected to be paid within one year.  For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The interest on debt with variable rates of interest has been calculated utilizing the interest rate in effect at December 31, 2010.  For additional information on debt and interest obligations, please refer to “Note 5 – Debt” in the Notes to Consolidated Financial Statements.  For additional information on operating leases, please refer to “Note 6 – Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 10 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 7 – Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars.  On August 31, 1999, we issued notes in the amount of $138.5 million.  The principal amounts, maturities, and interest rates on the notes are:  (1) $35 million, 8 years, 7.20%; (2) $68.5 million, 10 years, 7.31%; and (3) $35 million, 12 years, 7.43%.  The amount of outstanding notes was $35.0 million at December 31, 2010, and 2009.  The estimated fair value of this fixed rate debt was $36.2 million at December 31, 2010, and $37.1 million at December 31, 2009.  On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%.  At December 31, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.  The estimated fair value of this fixed-rate debt was $53.9 million.

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

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest.  The fair value of these obligations approximated their carrying values at December 31, 2010 and 2009, and would not have been materially affected by a 10% hypothetical change in market interest rates.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting.  This report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wausau Paper Corp

Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2011

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 2,003	$ 1,297
Receivables, net	94,148	98,531
Refundable income taxes	6,720	3,622
Inventories	106,328	90,004
Spare parts	29,582	27,932
Other current assets	5,117	5,574
Total current assets	243,898	226,960
Property, plant, and equipment – net	380,801	379,483
Other assets	52,910	48,658
Total Assets	$ 677,609	$ 655,101

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$ –	$ 52
Accounts payable	70,289	70,957
Deferred income taxes	5,228	877
Accrued and other liabilities	59,242	62,952
Total current liabilities	134,759	134,838
Long-term debt	127,382	117,944
Deferred income taxes	3,765	28,663
Post-retirement benefits	80,802	81,255
Pension	36,512	35,798
Other noncurrent liabilities	34,723	31,181
Total liabilities	417,943	429,679

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized;
no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized;
issued 60,122,812 shares in 2010 and 2009)	178,089	175,945
Retained earnings	287,664	253,757
Accumulated other comprehensive loss	(66,179)	(63,123)
Treasury stock, at cost (11,098,872 and 11,197,900 shares
in 2010 and 2009, respectively)	(139,908)	(141,157)
Total stockholders’ equity	259,666	225,422
Total Liabilities and Stockholders’ Equity	$ 677,609	$ 655,101

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2010	2009	2008

Net sales	$1,055,688	$1,032,144	$1,191,764
Cost of sales	925,043	899,310	1,103,076
Gross profit	130,645	132,834	88,688

Selling and administrative	86,804	83,229	89,111
Restructuring	–	5,532	16,331
Operating profit (loss)	43,841	44,073	(16,754)

Other income (expense):
Interest expense	(6,587)	(8,986)	(10,283)
Interest income	–	–	153
Other, net	234	111	214
Earnings (loss) before income taxes	37,488	35,198	(26,670)
Provision (credit) for income taxes	632	14,635	(10,836)

Net earnings (loss)	$ 36,856	$ 20,563	$ (15,834)

Net earnings (loss) per share-basic and diluted	$ 0.75	$ 0.42	$ (0.32)
Weighted average shares outstanding – basic	48,965	48,834	49,033
Weighted average shares outstanding – diluted	49,292	49,117	49,033

Dividends declared per common share	$ 0.06	$ –	$ 0.34

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$ 36,856	$ 20,563	$ (15,834)
Provision for depreciation, depletion, and amortization	56,529	75,160	69,468
Provision for losses on accounts receivable	607	729	328
Gain on sale of assets	(9,059)	(5,062)	(4,304)
Impairment of long-lived assets	536	–	21
Compensation expense for stock-based awards	3,133	3,291	1,600
Deferred income taxes	(22,327)	12,344	(9,404)
Changes in operating assets and liabilities:
Receivables	3,776	(2,520)	13,046
Inventories	(16,324)	28,191	(9,663)
Other assets	(21,412)	(22,561)	(15,225)
Accounts payable and other liabilities	(6,424)	(682)	(27,149)
Accrued and refundable income taxes	(3,138)	1,461	(5,404)
Net cash provided by (used in) operating activities	22,753	110,914	(2,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,990)	(45,948)	(48,324)
Grants received for capital expenditures	1,838	–	–
Proceeds from sale of assets	10,653	9,615	9,056
Net cash used in investing activities	(30,499)	(36,333)	(39,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) issuances of commercial paper	(7,274)	14,604	15,910
Net (payments) borrowings under credit agreements	(33,000)	(19,500)	37,500
Issuances of notes payable	50,000	–	–
Payments of notes payable	(28)	(68,567)	(66)
Payments under capital lease obligation	–	–	(138)
Dividends paid	(1,475)	(4,151)	(16,713)
Proceeds from stock option exercises	229	–	–
Payments for purchase of company stock	–	–	(8,496)
Net cash provided by (used in) financing activities	8,452	(77,614)	27,997

Net increase (decrease) in cash and cash equivalents	706	(3,033)	(13,791)
Cash and cash equivalents at beginning of year	1,297	4,330	18,121
Cash and cash equivalents at end of year	$ 2,003	$ 1,297	$ 4,330
	,
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$ 4,567	$ 8,967	$ 9,271
Income taxes paid	$ 11,334	$ 5,524	$ 6,587

Noncash investing activities:  For the years ended December 31, 2010, 2009, and 2008, capital expenditures that are included in accounts payable were $5.0 million, $3.7 million, and $11.5 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Loss	Stock	Equity

Balances December 31, 2007	$173,950	$268,062	$(26,225)	$(134,872)	$280,915
Comprehensive loss, 2008:
Net loss		(15,834)			(15,834)
Retirement and other post-
retirement plans (Net of
$17,890 deferred tax)			(31,883)		(31,883)
Comprehensive loss, 2008					(47,717)
Adoption of measurement date
provisions of ASC 715-10 (Net
of $1,066 deferred tax)		(2,274)	408		(1,866)
Cash dividends declared		(16,715)			(16,715)
Restricted stock grant	(147)			235	88
Settlement of performance unit grant	(499)			359	(140)
Stock-based award compensation	1,512				1,512
Purchases of treasury stock				(8,496)	(8,496)

Balances December 31, 2008	174,816	233,239	(57,700)	(142,774)	207,581
Comprehensive earnings, 2009:
Net earnings		20,563			20,563
Retirement and other post-
retirement plans (Net of
$2,643 deferred tax)			(5,423)		(5,423)
Comprehensive earnings, 2009					15,140
Dividends on stock-based awards		(45)			(45)
Restricted stock grant	(267)			832	565
Settlement of performance unit grant	(1,330)			785	(545)
Stock-based award compensation	2,726				2,726

Balances December 31, 2009	175,945	253,757	(63,123)	(141,157)	225,422
Comprehensive earnings, 2010:
Net earnings		36,856			36,856
Retirement and other post-
retirement plans (Net of
$271 deferred tax)			(3,056)		(3,056)
Comprehensive earnings, 2010					33,800
Cash dividends declared		(2,949)			(2,949)
Stock options exercised	(87)			316	229
Restricted stock grant	203			(51)	152
Settlement of performance unit grant	(952)			984	32
Stock-based award compensation	2,980				2,980
Balances December 31, 2010	$178,089	$287,664	$(66,179)	$(139,908)	$259,666

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Description of the Business and Summary of Significant Accounting Policies

Wausau Paper Corp. manufactures, converts, and sells paper and paper products within two principal segments:  Tissue and Paper.  The majority of our products are sold within the United States and Canada.

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial “away-from-home” market.

The Paper segment manufactures, converts, and markets a broad line of premium printing and writing grades, as well as produces a wide variety of technical specialty papers that include supercalendered backing papers for pressure-sensitive labeling applications, tape backing, and packaging materials for a broad range of food, medical, and industrial applications.

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

There were approximately $1.9 million and $1.2 million of cash and cash equivalents on deposit with one bank at December 31, 2010 and 2009, respectively.

Inventories

Pulpwood, finished paper products, and approximately 97% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools decreased cost of sales by $0.2 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively.

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

Buildings are depreciated over a 20 to 45 year period; machinery and equipment over a 3 to 20 year period.  Maintenance and repair costs are charged to expense as incurred.  Improvements that extend the useful lives of the assets are added to the plant and equipment accounts.

Interest capitalized on long-term projects in 2010, 2009, and 2008 totaled $0.2 million, $0.7 million, and $0.2 million, respectively.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, based on a discounted cash flow analysis.  In 2010, we recorded an impairment loss of $0.5 million.  No impairment loss was recorded in 2009.  In 2008, we recorded an impairment loss of less than $0.1 million.

Timber and timberlands are stated at net depleted value.  We capitalize the cost of purchasing timberlands and reforestation costs.  Interest and taxes related to timberlands are expensed as incurred.  Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning.  Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years.  Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product.  Depletion is calculated using the block and units-of-production methods.  Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract.  Depletion is either recorded as each block is harvested or as a percentage of each block harvested. The cost and related depletion of timberlands sold under our timberland sales program are removed from the accounts, and any resulting gains or losses are included as a component of cost of sales in the Consolidated Statements of Operations.  Timberland sales gains of $8.0 million, $3.2 million, and $6.2 million were included in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Accumulated Other Comprehensive Loss

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $38.8 million, $39.1 million, and $36.4 million at December 31, 2010, 2009, and 2008, respectively.

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

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost.  These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement.  We evaluate the recoverability of the carrying amount of the dispenser systems whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  We use judgment to determine when an impairment test is necessary.  No impairment losses related to dispenser systems were recorded in 2010, 2009, or 2008.  The net costs associated with providing the dispenser system at a discount are recorded in other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement.  There were approximately $44.0 million and $43.1 million recorded in other assets for dispenser systems at December 31, 2010 and 2009, respectively.  In the years ended December 31, 2010 and 2009, deferred costs related to dispenser systems were approximately $17.4 million and $20.4 million, respectively.

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

For the years ended December 31, 2010, 2009, and 2008, stock-based grants for 1,981,893, 1,734,476, and 2,258,220 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted earnings (loss) per share are reconciled as follows:

(all amounts in thousands, except per share data)	2010	2009	2008

Net earnings (loss)	$ 36,856	$ 20,563	$(15,834)
Basic weighted average common
shares outstanding	48,965	48,834	49,033
Dilutive securities:
Stock compensation plans	327	283	–
Diluted weighted average common
shares outstanding	49,292	49,117	49,033

Net earnings (loss) per share – basic	$ 0.75	$ 0.42	$ (0.32)
Net earnings (loss) per share – diluted	$ 0.75	$ 0.42	$ (0.32)

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2010 and 2009, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $3.1 million, $2.4 million, and $2.5 million in 2010, 2009, and 2008, respectively.

Note 2  Restructuring

In December 2008, we announced plans to permanently close our Paper segment’s converting operations at our Appleton, Wisconsin facility.  In December 2009, operations fully ceased and the Appleton facility was closed.  The converting equipment at the Appleton facility was relocated to our paper mills in Brokaw, Wisconsin and Brainerd, Minnesota, and distribution activities were relocated to a distribution facility in Bedford Park, Illinois.  The cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 includes $1.4 million and less than $0.1 million, respectively, in pre-tax charges for associated closure costs.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs was $0.5 million and less than $0.1 million, respectively, for the years ended December 31, 2009 and 2008.  At December 31, 2009, $0.4 million was recorded as a current liability for restructuring expenses, primarily consisting of severance and benefit continuation costs that were paid in 2010. No closure charges were incurred during 2010.

In March 2009, we announced plans to permanently shut down all operations at our Paper segment’s Jay, Maine paper mill.  The paper mill was closed during the second quarter of 2009.  The cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, includes $20.8 million and $7.2 million, respectively, in pre-tax charges for depreciation on assets and other associated closure costs.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs for the years ended December 31, 2009 and 2008, was $4.7 million and $2.4 million, respectively.  No closure costs were incurred during 2010.

In October 2007, we announced plans to cease the Paper segment’s papermaking operations at our Groveton, New Hampshire paper mill. The papermaking operations permanently ceased during December 2007 and the paper mill was closed.  The cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 includes less than $0.1 million and $10.1 million, respectively, related to associated closure costs.  Pre-tax restructuring expense for the years ended December 31, 2009 and 2008, as reflected in the Consolidated Statements of Operations, includes $0.3 million and $13.4 million, respectively, related to contract termination costs and other associated closure costs.  No closure costs were incurred during 2010.

In the fourth quarter of 2010, we incurred pre-tax charges of $3.8 million due to a rate adjustment associated with a natural gas transportation contract for our former Groveton, New Hampshire paper mill.  The charge is included in selling and administrative expenses in the Consolidated Statements of Operations.  At December 31, 2010, $2.3 million and $9.6 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs. We will continue to make payments related to the contract over the original contractual term.

Note 3

Alternative Fuel Mixture Credits

During 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit expired on December 31, 2009.  We began mixing black liquor and diesel fuel in February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service (“IRS”) in March 2009.  In May 2009, our Paper segment’s mill in Mosinee, Wisconsin was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  At December 31, 2009, there were $3.0 million in alternative fuel mixture tax credits included in receivables, net, on the Consolidated Balance Sheets.  These refunds were collected during the first quarter of 2010.  For the year ended December 31, 2009, the cost of sales in the Consolidated Statements of Operations includes credits for eligible alternative fuel mixture tax refunds of $13.5 million, which represent eligible alternative fuel mixture credits earned less associated expenses of $1.0 million.

In October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit is equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  See Note 8 for additional information on the conversion to the cellulosic biofuel credit.

Note 4

Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2010	2009
Receivables
Trade	$ 91,159	$ 91,333
Other	4,736	8,709
	95,895	100,042
Less: allowances for doubtful accounts	(1,747)	(1,511)
	$ 94,148	$ 98,531
Inventories
Raw materials	$ 37,982	$ 31,098
Work in process and finished goods	116,456	100,251
Supplies	6,093	6,356
Inventories at cost	160,531	137,705
LIFO reserve	(54,203)	(47,701)
	$ 106,328	$ 90,004
Property, plant, and equipment
Buildings	$ 119,835	$ 117,413
Machinery and equipment	965,173	948,591
	1,085,008	1,066,004
Less: accumulated depreciation	(736,594)	(705,743)
Net depreciated value	348,414	360,261
Land	6,747	6,562
Timber and timberlands, net of depletion	5,748	5,688
Construction in progress	19,892	6,972
	$ 380,801	$ 379,483
Accrued and other liabilities
Payroll	$ 10,635	$ 14,113
Vacation pay	11,670	11,349
Compensation plans	486	1,643
Employee retirement plans	5,297	6,321
Rebates	13,573	13,462
Accrued income taxes	400	435
Other	17,181	15,629
	$ 59,242	$ 62,952

Note 5

Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2010	2009

Unsecured private placement notes with interest of 7.43%,
due August 31, 2011	$ 35,000	$ 35,000
Unsecured private placement notes with interest of 5.69%,
due April 9, 2017	50,000	–
Industrial development bonds due July 1, 2023, with weighted
average interest rate of 0.51% in 2010 and 0.66% in 2009	19,000	19,000
Revolving-credit agreement with financial institutions, with
weighted average interest rate of 2.09% in 2010 and 2.85% in 2009	–	33,000
Commercial paper placement agreement, with weighted average
interest rate of 1.70% in 2010 and 1.78% in 2009	23,240	30,514
Note payable	–	127
Subtotal	127,240	117,641
Premium on senior notes	142	355
Total debt	127,382	117,996
Less: current maturities of long-term debt	–	(52)
Total long-term debt	$ 127,382	$117,944

We had $138.5 million in unsecured private placement notes that were closed and funded on August 31, 1999.  On August 31, 2009, $68.5 million of the unsecured private placement notes matured and were repaid, and on August 31, 2007, $35.0 million of the unsecured private placement notes matured and were repaid.  The remaining principal amount of the notes is $35.0 million with an interest rate of 7.43%.  These 12-year notes mature on August 31, 2011.  In connection with the note offering, we entered into an interest-rate swap agreement under which the interest rate paid by us with respect to $30 million of the 12-year notes was the three-month LIBOR rate, plus .55%.  During 2001, we terminated this interest-rate swap arrangement.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest-rate method over the remaining term of the respective debt instruments.  See Note 12 for additional information regarding the interest-rate swap and amortization of debt premium.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At December 31, 2010, $50 million was outstanding under the note purchase and private-shelf agreement.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retired a $165 million facility that was scheduled to expire in July 2011.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  Under the new credit agreement, we pay an annual facility fee (initially 0.425%).  Total facility fees paid under this agreement and previous agreements were $581,000 in 2010, $815,000 in 2009, and $351,000 in 2008.  At December 31, 2010, there were no amounts outstanding under this agreement.  There was $33.0 million in outstanding borrowings under a revolving-credit agreement at December 31, 2009.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).  Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement, as well as under terms of the $35.0 million unsecured private placement notes maturing in August 2011.  At December 31, 2010 and 2009, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2010 and 2009 were $23.2 million and $30.5 million, respectively.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

At December 31, 2010, under the $125 million revolving-credit facility, we have the ability and the intent to refinance on a long-term basis the amount of outstanding commercial paper and the $35.0 million of unsecured private placement notes maturing in August 2011.  As a result, we have classified the amounts as long-term on our Consolidated Balance Sheets.

The aggregate annual maturities of long-term debt are as follows:

Annual
(all dollar amounts in thousands)	maturities

2011	$ 58,240
2012	–
2013	–
2014	–
2015	–
Thereafter	69,000

Note 6

Lease Commitments

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010:

Operating
(all dollar amounts in thousands)	Leases

2011	$ 1,047
2012	1,047
2013	168
2014	59
2015	44
Thereafter	–
Total minimum payments	$ 2,365

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2010	2009	2008

Rent expense	$13,801	$12,366	$8,700

Note 7

Pension and Other Post-retirement Benefit Plans

We sponsor defined benefit pension plans covering substantially all employees.  Retirement benefits for salaried and nonunion employees are based on pay and years of service.  Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service.  The defined benefit pension plans are funded in accordance with federal laws and regulations.  During 2010, we froze the benefits associated with a certain cash balance pension plan.

We have supplemental retirement agreements with certain present and past key officers, directors, and employees.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  The supplemental retirement agreements are unfunded.  In 2010, we made the decision to freeze the benefits under certain defined benefit supplemental retirement plans.

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

The changes in benefit obligations and plan assets at December 31, 2010 and 2009, are presented in the following schedule.

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at December 31, 2009 and
2008	$ 222,675	$ 208,315	$ 85,955	$ 75,152
Service cost	5,115	5,397	1,464	1,404
Interest cost	12,281	12,434	4,827	4,515
Amendments	(318)	1,823	143	–
Net actuarial loss (gain)	15,748	13,182	(1,968)	11,201
Participant contributions	–	–	2,286	2,166
Curtailments	(63)	–	–	(1,743)
Settlements	(1,052)	(5,490)	–	–
Benefits paid	(12,902)	(12,986)	(7,405)	(6,740)
Benefit obligation at December 31	$ 241,484	$ 222,675	$ 85,302	$ 85,955
Change in plan assets:
Fair value at December 31, 2009
and 2008	$ 171,963	$ 149,863	$ –	$ –
Actual gain	18,742	29,944	–	–
Company contributions	13,521	10,632	5,119	4,574
Participant contributions	–	–	2,286	2,166
Settlements	(1,052)	(5,490)	–	–
Benefits paid	(12,902)	(12,986)	(7,405)	(6,740)
Fair value at December 31	$ 190,272	$ 171,963	$ –	$ –

Funded status at December 31	$ (51,212)	$ (50,712)	$ (85,302)	$ (85,955)

Amounts recognized in the Consolidated Balance
Sheets consist of:
Current liabilities	$ (597)	$ (1,557)	$ (4,500)	$ (4,700)
Noncurrent liabilities	(50,615)	(49,155)	(80,802)	(81,255)
Amounts recognized at December 31	$ (51,212)	$ (50,712)	$ (85,302)	$ (85,955)

For 2010, the amendments to retirement benefit plans reflect changes to certain non-union plans, while for 2009 the amendments to retirement benefit plans relate to union negotiated rate increases.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2010	2009	2010	2009

Prior service cost (credit)	$ 3,947	$ 7,213	$ (11,376)	$ (12,396)
Net loss	49,339	43,877	24,269	24,429
Net amount recognized at December 31	$ 53,286	$ 51,090	$ 12,893	$ 12,033

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $241.5 million and $222.1 million at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target	Percentage of Plan Assets
	Allocations	at Measurement Date
		2010	2009
Asset category
Equity securities	60%	63%	62%
Debt securities	40%	37%	38%
Total	100%	100%	100%

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

The plan’s assets are recorded at estimated fair value utilizing level 2 inputs.  Level 2 inputs are inputs other than quoted market prices that are observable for securities, either directly or indirectly.  All of the plan’s assets are in pooled separate accounts and are stated at estimated fair value based on quoted market prices of the underlying investments held by the pooled separate accounts.  Following is a summary, by asset category, of the fair value level 2 inputs of our plan assets at December 31, 2010 and 2009:

	2010	2009
Asset category:
Domestic pooled separate accounts	$ 162,049	$ 146,042
Foreign pooled separate accounts	28,223	25,921
Total	$ 190,272	$ 171,963

Although we do not expect to have a minimum funding requirement for all of our defined benefit pension plans in 2011, we may elect to make contributions of up to $3.9 million directly to pension plans.  We also expect to contribute $4.5 million, net of subsidy reimbursements, directly to other post-retirement plans.  Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Pension	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2011	11,833	4,688	188
2012	12,070	4,484	211
2013	12,508	4,971	228
2014	13,309	5,336	250
2015	13,904	5,658	267
2016-2020	93,559	31,791	1,541

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the amounts recognized in other comprehensive income are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
(all dollar amounts in thousands)	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$ 5,115	$ 5,397	$ 6,374	$ 1,464	$ 1,404	$ 1,800
Interest cost	12,281	12,434	12,406	4,827	4,515	4,662
Expected return on plan assets	(14,797)	(14,968)	(14,779)	–	–	–
Amortization of:
Prior service cost (benefit)	1,788	1,954	1,881	(3,450)	(3,494)	(3,468)
Actuarial loss	2,705	1,241	1,952	2,386	1,813	2,017
Curtailments	3,158	–	–	–	–	–
Settlements	225	886	–	–	–	–
Subtotal	10,475	6,944	7,834	5,227	4,238	5,011
Components charged to restructuring
expense:
Curtailments	–	520	505	–	(1,500)	(1,051)
Total net periodic benefit cost	$ 10,475	$ 7,464	$ 8,339	$ 5,227	$ 2,738	$ 3,960

Recognized in other comprehensive
income (before tax effect):
Net actuarial loss (gain)	$ 11,802	$ (1,795)	$ 59,864	$ (1,968)	$ 11,201	$ (100)
Prior service (credit) cost	(319)	1,823	1,061	143	(243)	(6,829)
Amortization of:
Net actuarial loss	(2,992)	(2,127)	(2,477)	(2,385)	(1,813)	(2,522)
Prior service (cost) credit	(4,946)	(2,475)	(2,880)	3,450	3,494	4,281
Total recognized in other
comprehensive income	3,545	(4,574)	55,568	(760)	12,639	(5,170)
Total recognized in net periodic benefit
cost and other comprehensive income	$ 14,020	$ 2,890	$ 63,907	$ 4,467	$ 15,377	$ (1,210)

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2011, are charges of $1.0 million and $3.6 million, respectively.  The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ended December 31, 2011, are a credit of $3.4 million and a charge of $2.2 million, respectively.

The curtailment recognized in 2010 is related to the freezing of benefits associated with a cash balance pension plan and a change in the design of a supplemental retirement plan.  In 2010, the settlement relates to the payment of a supplement retirement liability to a certain retired participant.   In 2009, the settlement relates to the payment of a pension liability with respect to certain retired participants.  Also for 2009, the curtailment recognized related to the closure of our Paper segment’s paper mill in Jay, Maine, while for 2008, the curtailment recognized related to the shutdown of one of the two paper machines at the mill in Jay, Maine.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post–retirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to
determine benefit obligations at the selected
measurement dates:
Discount rate	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to
determine net periodic benefit cost for the
year ended December 31:
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Expected return on plan assets	7.75%	8.00%	8.00%	n/a	n/a	n/a
Rate of compensation increase	4.25%	4.25%	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at
December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	8%	9%	9%
Ultimate trend rate	n/a	n/a	n/a	5%	5%	5%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2017	2016	2011

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

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2010, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$ 10,470	$ (8,804)
Effect on the sum of the service and interest cost components	873	(723)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions.  The cost of such plans totaled $2.9 million, $1.8 million, and $3.0 million in 2010, 2009, and 2008, respectively.  The decline in the cost of the defined contribution pension plans in 2009 was due to the suspension of company matching contributions on non-bargained plans effective on March 31, 2009.  Company matching contributions were reinstated January 1, 2010.  During the year ended December 31, 2010, we made certain design changes to our defined contribution pension plans.  These design changes enhanced the company contributions that are based on a percentage of employee contributions and incorporated a non-elective contribution based on specific eligibility requirements.  The design changes are effective beginning January 1, 2011.

We historically have had deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  During 2008, we terminated the deferred-compensation agreements with certain present and past key officers and employees.  In 2009, we made payments of $8.3 million to certain present and past key officers and employees as a result of the termination of the agreements.  We continue to maintain deferred-compensation agreements with certain present and past directors.  The annual cost of the deferred-compensation agreements was a credit of $0.5 million for the year ended December 31, 2010, and a charge of $0.3 million for the year ended December 31, 2009.  At December 31, 2010 and 2009, the amounts accrued under the deferred-compensation agreements were $1.5 million and $2.0 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

Note 8

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The provision (credit) for income taxes is comprised of the following:

(all dollar amounts in thousands)	2010	2009	2008

Current tax expense (credit):
Federal	$ 20,417	$ 1,648	$ (1,868)
State	2,542	643	436
Total current	22,959	2,291	(1,432)

Deferred tax expense (credit):
Federal	(22,528)	10,747	(8,727)
State	201	1,597	(677)
Total deferred	(22,327)	12,344	(9,404)
Total provision (credit) for income taxes	$ 632	$ 14,635	$(10,836)

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2010		2009		2008

Federal statutory tax rate	$ 13,121	35.0%	$ 12,319	35.0%	$ (9,334)	(35.0%)
State taxes (net of federal tax benefits)	1,410	3.8	973	2.8	(394)	(1.5)
State taxes due to rate change	–	–	1,042	3.0	–	–
Alternative fuel mixture credit conversion	(13,618)	(36.3)	–	–	–	–
Medicare subsidy change	1,201	3.2	–	–	–	–
Domestic production activities deduction	(1,167)	(3.1)	(118)	(0.4)	–	–
Other	(315)	(0.9)	419	1.2	(1,108)	(4.1)
Effective tax rate	$ 632	1.7%	$ 14,635	41.6%	$(10,836)	(40.6%)

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

Additionally, in October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit is equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.

At the end of 2010, $143.1 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2037.  Under the provisions of ASC Subtopic 740-10 (originally issued as SFAS No. 109, “Accounting for Income Taxes”), the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

(all dollar amounts in thousands)	2010	2009

Deferred tax assets:
Accrued compensated absences	$ 3,952	$ 3,710
Pensions	13,612	10,054
Post-retirement benefits	31,533	34,310
State net operating loss carry forward	13,519	14,093
Cellulosic biofuel credit carry forward	21,040	–
Other	19,297	24,196
Gross deferred tax asset	102,953	86,363
Less valuation allowance	(96)	(98)
Net deferred tax assets	102,857	86,265
Deferred tax liabilities:
Property, plant, and equipment	(91,803)	(96,371)
Other	(20,047)	(19,434)
Gross deferred tax liability	(111,850)	(115,805)
Net deferred tax liability	$ (8,993)	$ (29,540)

The total deferred tax liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

(all dollar amounts in thousands)	2010	2009

Net current deferred tax liabilities	$ (5,228)	$ (877)
Net noncurrent deferred tax liabilities	(3,765)	(28,663)
Net deferred tax liability	$ (8,993)	$(29,540)

A valuation allowance has been recognized for certain state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2010	2009	2008

Balance at January 1	$ 935	$ 1,181	$ 4,942
Increases related to current year tax positions	25	41	–
Increases related to tax positions in prior years	–	128	37
Decreases related to tax positions in prior years	–	(224)	(1,557)
Settlements	–	–	(1,879)
Expiration of statute of limitations	(103)	(191)	(362)

Total	$ 857	$ 935	$ 1,181

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations.  During 2010 and 2009, we accrued potential penalties and interest of approximately $0.1 million related to unrecognized tax benefits.  During 2010, as a result of the expiration of the statute of limitations, we reduced the amount accrued for potential penalties and interest by approximately $0.1 million.  In total, as of December 31, 2010 and 2009, we have recorded liabilities for potential penalties and interest of approximately $0.5 million, which are included in the liabilities for unrecognized tax benefits.  At December 31, 2010, the liability for uncertain tax positions was $1.3 million, with $0.2 million of the liability recorded as a current liability and $1.1 million recorded as a noncurrent liability.  The liability for uncertain tax positions at December 31, 2009 was $1.4 million, with $0.3 million of the liability recorded as a current liability and $1.1 million recorded as a noncurrent liability.

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

Stock Options, Restricted Stock Awards, and Performance Units

During the year ended December 31, 2010, we had two stock incentive plans, the “2000 Stock Incentive Plan” and the “2010 Stock Incentive Plan”, under which awards to grantees were issued.  The 2000 Stock Incentive Plan expired on June 21, 2010, and was replaced by the 2010 Stock Incentive Plan.  No further awards were available under the 2000 Stock Incentive Plan after the plan expired.  While the 2000 Stock Incentive Plan was in effect and under the 2010 Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 2.5 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2010, there were approximately 2.5 million shares available under the 2010 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2010 and 2009, we recognized approximately $3.1 million and $3.3 million, respectively, in share-based compensation expense which included fixed option grants, restricted stock grants, and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2010, total unrecognized compensation cost related to share-based compensation awards was approximately $1.3 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 0.6 years.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2010, 2009, and 2008, and changes during those years:

		2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	2010	Exercise	2009	Exercise	2008	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	1,922,956	$11.62	1,997,624	$12.12	2,001,624	$12.16
Granted	413,000	11.36	313,000	10.27	382,669	8.07
Exercised	(25,000)	9.15	–	–	–	–
Terminated/canceled	(157,520)	14.18	(387,668)	13.12	(386,669)	8.32
Outstanding at December 31	2,153,436	$11.41	1,922,956	$11.62	1,997,624	$12.12
Exercisable at December 31	1,588,436	$11.50	1,711,290	$11.75	1,924,292	$12.19
Fair value of options granted during the year		$ 3.32		$ 2.67		$ 1.91

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2010.  The following table summarizes the status of outstanding performance-based stock options as of December 31, 2010, 2009, and 2008, and changes during those years:

		2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	2010	Exercise	2009	Exercise	2008	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	60,000	$10.71	66,000	$10.74	66,000	$10.74
Granted	–	–	–	–	346,669	8.04
Terminated/canceled	(6,000)	10.71	(6,000)	11.04	(346,669)	8.04
Outstanding at December 31	54,000	$10.71	60,000	$10.71	66,000	$10.74
Exercisable at December 31	54,000	$10.71	60,000	$10.71	66,000	$10.74

As a result of not achieving certain operating profit levels for the year ended December 31, 2008, no compensation expense was recorded for performance-based option grants.

Additional information regarding all grants outstanding and exercisable at December 31, 2010, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$6.54 – $11.66	1,507,313	8.66	$ 10.09	942,313	$ 9.43
$12.36 – $18.50	646,123	9.06	14.48	646,123	14.48
Total	2,153,436			1,588,436
Aggregate intrinsic value	$ 69			$ 38

For the year ended December 31, 2010, we estimated the fair value of each option on the date of grant using the binomial tree model and the following weighted average assumptions:

Average risk-free interest rate	3.81%
Expected dividend yield	2.57%
Expected volatility	44.03%
Expected term (years)	6.2

The average risk-free rate is determined on the grant date using the yield on zero-coupon U.S. Treasury strips.  The rate is duration-matched to the term of the option, which may entail an extrapolation of the rate.  The expected dividend yield is calculated using the future expected Wausau Paper dividends based on recent dividend history.  The expected volatility assumption is based on a 50 percent weighting factor for implied volatilities of comparable exchange traded-options and a 50 percent weighting factor of the monthly average historical volatilities of our common stock over the expected life of the award.  The expected term of the options is calculated using the remaining contractual lives of the grants and expected exercise and expected termination behavior based upon historical data.

During the year ended December 31, 2010, cash received from stock option exercises totaled $0.2 million.  The total intrinsic value of stock options exercised during the year ended

December 31, 2010, was less than $0.1 million.  The total value of stock options vested during the years ended December 31, 2010, 2009, and 2008 was $0.1 million, $0.4 million, and $0.2 million, respectively.

Restricted Stock

Under the 2010 Stock Incentive Plan, we may grant shares of restricted stock.  The shares are valued based upon the closing price of Wausau Paper’s common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding.  Compensation expense is recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet.  Under the plan, shares of restricted stock have voting rights.  Cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.

The following table summarizes the activity relating to restricted stock grants:

	2010	2009	2008

Outstanding at January 1 (number of shares)	72,000	12,000	–
Granted	–	71,000	18,000
Terminated	(4,000)	(5,000)	–
Settled	(21,000)	(6,000)	(6,000)
Outstanding at December 31 (number of shares)	47,000	72,000	12,000

The aggregate intrinsic value of restricted stock outstanding at December 31, 2010, was approximately $0.4 million. Total compensation expense recognized for restricted stock for the years ended December 31, 2010, 2009, and 2008 was $0.2 million, $0.6 million, and $0.1 million, respectively.

Performance Units

Under the 2010 Stock Incentive Plan, we may grant performance units that may vest in relation to (1) achieving certain operating profit levels and/or (2) completion of a service requirement.  Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned are paid out in whole shares of our common stock, with fractional shares paid in cash.  Prior to vesting, no shares are issued and performance units have no voting rights.  Compensation expense is determined based upon the closing sales price of our common stock on the date of the award and for performance-based awards the expense is recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If it is improbable that the performance condition will be met, no compensation cost is recognized.  For performance unit grants that vest only in relation to the completion of a service requirement, compensation expense is recognized over the requisite service period of the grant.  Service condition vesting ranges from zero to two years.

The following table summarizes the activity relating to performance unit grants:

	2010	2009	2008

Outstanding at January 1 (number of units)	343,976	227,903	81,233
Granted	258,085	303,487	311,290
Terminated	(22,736)	(67,762)	(122,419)
Settled	(80,058)	(119,652)	(42,201)
Outstanding at December 31 (number of units)	499,267	343,976	227,903

The aggregate intrinsic value of performance units outstanding at December 31, 2010, was approximately $4.3 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $2.1 million in 2010, $2.2 million in 2009, and $1.3 million in 2008.

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2010	2009	2008

Outstanding at January 1 (number of shares)	77,613	77,613	253,797
Exercised	(36,813)	–	(176,184)
Outstanding and exercisable at December 31
(number of shares)	40,800	77,613	77,613
Price of outstanding and exercisable rights:
$8.73	30,800	67,613	67,613
$17.16	10,000	10,000	10,000

For the year ended December 31, 2010, $0.2 million was paid to two participants in settlement of outstanding stock appreciation rights.  For the year ended December 31, 2008, $1.2 million was paid to three participants in settlement of outstanding stock appreciation rights.  At December 31, 2010, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of $8.73 was 1.0 years, and with an exercise price of $17.16 was 8.0 years.

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

The following table summarizes the activity relating to our dividend equivalent plan:

	2010	2009	2008

Outstanding at January 1 (number of shares)	60,082	151,750	151,750
Exercised	–	(91,668)	–
Outstanding and exercisable at December 31
(number of shares)	60,082	60,082	151,750

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

(all dollar amounts in thousands)	2010	2009	2008

Stock appreciation rights	$ (246)	$ 30	$ (108)
Dividend equivalents	(111)	(262)	202
Total	$ (357)	$(232)	$ 94

Note 10

Commitments and Contingencies

Litigation and Other Claims

We may be involved from time to time in various legal and administrative proceedings or be subject to various claims in the normal course of business.  Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

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

In 1986, the Wisconsin Department of Natural Resources (“DNR”) named a subsidiary of Wausau Paper as a potentially responsible party (“PRP”) for the Gorski landfill in Mosinee, Wisconsin.  In 2010, we were notified by the DNR that the only long-term activities remaining related to the former Gorski Landfill are long-term groundwater monitoring and routine cap inspection and repairs.  The remediation and water replacement costs associated with the remaining long-term activities are not material. We are of the opinion that our share of these costs will not have a material adverse effect on our operations, financial condition, or liquidity.

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.4 million and $5.6 million at December 31, 2010 and 2009, respectively.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2010, 2009, and 2008, respectively.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2010, we were committed to spend approximately $12.9 million on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities.  Under these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas suppliers to our facilities.  We are not required to buy or sell minimum gas volumes under the agreement but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2011 and 2013.  At December 31, 2010, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of energy and certain raw materials.  These obligations expire between 2011 and 2015.  We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

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

Long-Term Debt

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities.  At December 31, 2010 and 2009, the estimated fair value of the long-term debt exceeded the carrying value by approximately $5.2 million and $2.1 million, respectively.

Interest Rate Agreement

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates.  Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates.  During 2001, the interest rate agreements were terminated.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding will continue to be amortized using the effective interest rate method over the remaining term of the respective debt instruments.  Debt premium amortization reduced interest expense by approximately $0.2 million, $0.6 million, and $0.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 13 Segment Data

Factors Used to Identify Reportable Segments

In September 2009, we announced plans to consolidate our Specialty Products and Printing & Writing businesses into a single strategic operating unit.  The consolidation was effective on January 1, 2010, and did not impact the organization of the Tissue business segment.  We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Tissue and Paper, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products From Which Revenue Is Derived

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

The Paper segment produces specialty and fine printing and writing papers within four core sectors – Food, Industrial & Tape, Coated & Liner, and Print & Color.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.  The historical Paper segment information includes the Paper segment’s Jay, Maine facility, which permanently closed during the second quarter of 2009, and a converting facility which was permanently closed in December 2009.  Please see Note 2 for additional information on facility closures.

During 2010, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, one customer accounted for approximately 13% of Tissue net sales, while no single customer of the Paper segment comprised 10% or more of segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2010	2009	2008

Net sales external customers:
Tissue	$ 343,309	$ 336,215	$ 333,411
Paper	712,379	695,929	858,353
	$1,055,688	$1,032,144	$1,191,764

Operating profit (loss):
Tissue	$ 46,150	$ 49,469	$ 32,793
Paper	12,301	9,602	(38,592)
Corporate and eliminations	(14,610)	(14,998)	(10,955)
	$ 43,841	$ 44,073	$ (16,754)

Segment assets:
Tissue	$ 208,988	$ 215,607
Paper	431,512	410,901
Corporate and unallocated	37,109	28,593
	$ 677,609	$ 655,101

Other Significant Items

	Depreciation,	Expenditures
(all dollar amounts in thousands)	Depletion, and	for Long–Lived
	Amortization	Assets

2010
Tissue	$ 30,114	$ 6,588
Paper	23,799	35,089
Corporate and unallocated	2,616	1,313
	$ 56,529	$ 42,990

2009
Tissue	$ 28,453	$ 23,928
Paper	44,779	19,424
Corporate and unallocated	1,928	2,596
	$ 75,160	$ 45,948

2008
Tissue	$ 27,278	$ 18,891
Paper	41,367	23,822
Corporate and unallocated	823	5,611
	$ 69,468	$ 48,324

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2010	2009	2008

United States	$ 965,242	$ 946,976	$1,087,155
All foreign countries	90,446	85,168	104,609
	$1,055,688	$1,032,144	$1,191,764

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Annual

2010*
Net sales	$255,862	$265,621	$273,988	$260,217	$1,055,688
Gross profit	26,984	30,512	42,551	30,598	130,645
Operating profit	7,811	10,805	22,919	2,306	43,841
Net earnings	2,915	5,569	13,164	15,208	36,856
Net earnings per share basic and diluted	$ 0.06	$ 0.11	$ 0.27	$ 0.31	$ 0.75

2009**
Net sales	$238,771	$262,174	$273,447	$257,752	$1,032,144
Gross profit	20,248	23,621	49,381	39,584	132,834
Operating profit	428	6	26,336	17,303	44,073
Net (loss) earnings	(1,353)	(1,915)	14,641	9,190	20,563
Net (loss) earnings per share basic and diluted	$ (0.03)	$ (0.04)	$ 0.30	$ 0.19	$ 0.42

2008***
Net sales	$298,718	$305,211	$312,162	$275,673	$1,191,764
Gross profit	13,935	21,769	29,573	23,411	88,688
Operating (loss) profit	(8,166)	(12,754)	4,667	(501)	(16,754)
Net (loss) earnings	(6,806)	(9,580)	2,329	(1,777)	(15,834)
Net (loss) earnings per share basic and diluted	$ (0.14)	$ (0.20)	$ 0.05	$ (0.04)	$ (0.32)

* In 2010, the first quarter includes after tax expense of $1.2 million or $0.02 per share related to the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The third quarter of 2010 includes an after-tax gain of $0.8 million ($1.3 million pre-tax) or $0.02 per share related to an additional credit for the use of alternative fuel mixtures at our Paper segment’s Mosinee, Wisconsin facility following additional guidance regarding the credit from the Internal Revenue Service.  The fourth quarter of 2010 includes a credit for income taxes of $13.6 million or $0.28 per share and after-tax expense of $0.9 million ($1.4 million pre-tax) or $0.02 per share, both related to the conversion of the alternative fuel mixture credit to the cellulosic biofuel credit.  In addition, the fourth quarter of 2010 includes an after tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a natural gas transportation contract for the former manufacturing facility in Groveton, New Hampshire, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.

** In 2009, the first, second, third, and fourth quarters include after-tax expense of $2.8 million ($4.5 million pre-tax) or $0.06 per share, $13.3 million ($21.4 million pre-tax) or $0.27 per share, $0.7 million ($1.1 million pre-tax) or $0.01 per share, and $0.6 million ($0.9 million pre-tax) or $0.01 per share, respectively, related to closure costs and restructuring expenses as a result of the closure of Paper’s Groveton, New Hampshire, mill and Appleton, Wisconsin, converting facility, the sale and closure of roll wrap operations, and the closure of Paper’s Jay, Maine, mill.  In addition, the first quarter of 2009 includes after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to expenses associated with the towel machine rebuild at Tissue’s Middletown, Ohio, mill and the start-up of Paper’s distribution center in Bedford Park, Illinois.  Also in 2009, the second, third, and fourth quarters include after-tax gains of $3.5 million ($5.7 million pre-tax) or $0.07 per share, $2.5 million ($4.0 million pre-tax) or $0.05 per share, and $2.3 million ($3.7 million pre-tax) or $0.05 per share, respectively, related to a tax credit for the use of alternative fuel mixtures at Paper’s Mosinee, Wisconsin, facility.  The third quarter of 2009 includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Paper’s non-core yeast business.

*** In 2008, the first, second, third, and fourth quarters include after-tax expense of $5.0 million ($7.9 million pre-tax) or $0.10 per share, $8.8 million ($13.9 million pre-tax) or $0.18 per share, $3.9 million ($6.2 million pre-tax) or $0.08 per share, and $3.6 million ($5.8 million pre-tax) or $0.07 per share, respectively, related to closure costs and restructuring expenses as a result of the closure of Paper’s Groveton, New Hampshire, mill, the sale and closure of  roll wrap operations, the permanent shutdown of a paper machine at Paper’s Jay, Maine, mill, and the closure of Paper’s Appleton, Wisconsin, converting facility.  Also in 2008, the third quarter includes income tax benefits of $0.9 million or $0.02 per share, related to the settlement of a Federal tax audit.

Market Prices For Common Shares (Unaudited)

	2010			2009			2008
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$11.89	$8.00	–	$11.86	$3.75	$0.085	$10.12	$6.97	$0.085
2nd	10.26	6.73	–	9.61	5.00	–	9.74	7.30	0.085
3rd	8.53	6.01	–	10.55	5.98	–	10.90	7.08	0.085
4th	9.19	7.63	$0.03	12.21	8.01	–	11.70	6.51	0.085

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.  On March 31, 2009, we announced the suspension of cash dividends.  No cash dividends were paid in the second, third, or fourth quarters of 2009.  On October 20, 2010, we reinstated a quarterly dividend.  Dividends of $0.03 per share were paid in the fourth quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 1, 2011. Our audits also included the consolidated financial statement schedule of the Company listed in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2011

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2007	$ 1,052	$ 1,878
Charges to cost and expense	331	664
Deductions	(460)	(1,248)
Balance December 31, 2008	923	1,294
Charges to cost and expense	732	10
Deductions	(144)	(1,206)
Balance December 31, 2009	1,511	98
Charges to cost and expense	607	1
Deductions	(371)	(3)
Balance December 31, 2010	$ 1,747	$ 96

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) pursuant to Rule 13a-15.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under “Management’s Report on Internal Control Over Financial Reporting” on page 38 and “Report of Independent Registered Public Accounting Firm” on page 39. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2011 annual meeting of shareholders (the “2011 Proxy Statement”) under the subcaption “Election of Directors – Election Procedures, Nominees, and Board Recommendation.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 28 years of experience in commercial banking and, for the last 15 years, has managed the investment portfolios of the private foundation he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Election of Directors –Director Compensation for 2010.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2011 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)(2)	rights(1) (2) (3)	reflected in column (a))(1) (2)
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	2,578,503	$11.44	2,485,000

Equity compensation plans
not approved by security
holders	–	n/a	–

Total	2,578,503	$11.44	2,485,000

(1) Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan and the 2010 Stock Incentive Plan.

(2) Table excludes options with respect to 74,200 shares granted under stock option plans of Mosinee Paper Corporation as of December 17, 1997 (the date of the merger between Wausau Paper Mills Company and Mosinee Paper Corporation) at a weighted-average exercise price of $10.38.  No additional options will be granted pursuant to the former Mosinee Paper Corporation stock-option plans.

(3) The exercise price calculation is based only on outstanding options to purchase 2,079,236 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Corporate Governance – Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2011 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters – Independent Auditor and Fees,” and

“Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

(1)

The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)

Consolidated Balance Sheets as of December 31, 2010 and 2009

(ii)

Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008

(iii)

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

(iv)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008

(v)

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)

Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008 (page 77)

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

4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998)

4.2

First Amendment dated August 22, 2000, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A/A, filed on December 19, 2000)

4.3

Second Amendment dated October 17, 2008, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(b) to Amendment No. 2 to Registration Statement on Form 8-A, filed on October 20, 2008)

4.4

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement filed as Exhibit 4.1 thereto (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A, filed on October 29, 1998)

4.5

$138,500,000 Note Purchase Agreement dated August 31, 1999 (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

4.6

Amendment No. 1, dated June 28, 2005, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 28, 2005)

4.7

Amendment No. 2, dated as of December 21, 2006, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2006)

4.8

Amendment No. 3, dated as of October 19, 2007, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated October 19, 2007)

4.9

Amendment No. 4, dated as of March 27, 2009, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 25, 2009)

4.10

Amendment No. 5, dated as of September 17, 2010, to $138,500,000 Note Purchase Agreement dated as of August 31, 1999 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 17, 2010).

4.11

$125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2010)

4.12

Indenture of Trust dated July 1, 1995, relating to $19,000,000 in Series 1995 variable rate industrial revenue bonds (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.1

Supplemental Retirement Plan, as last amended effective December 17, 2010*

10.2

2008 Supplemental Retirement Plan dated June 12, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008)*

10.3

2009 Defined Contribution Supplemental Retirement Plan as amended and restated effective January 1, 2011.*

10.4

1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.5

1990 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.6

1991 Employee Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.7

1991 Dividend Equivalent Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.8

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009)*

10.9

Directors’ Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.10

Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*

10.11

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.12

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.13

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009)*

10.14

Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.15

2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*

10.16

2010 Stock Incentive Plan, effective as of June 1, 2010 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed on December 22, 2010)*

10.17

2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.18

Board of Directors Compensation Policy dated December 17, 2010 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 17, 2010)*

10.19

Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 17, 2010)*

10.20

Standard Form of Performance Unit Grant Agreement (Retention) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated December 17, 2010)*

10.21

Standard Form of Performance Unit Grant Agreement (Short-Term ROCE) (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated December 17, 2010)*

10.22

Standard Form of Performance Unit Grant Agreement (Long-Term Total Shareholder Return) (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated December 17, 2010)*

10.23

Standard Form of Non-Qualified Stock Option Agreement (Performance) (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 17, 2010)*

10.24

Standard Form of Non-Qualified Stock Option Agreement (Retention) (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 17, 2010)*

10.25

Form of Performance Units Grant Agreement Pursuant to Director Compensation Policy (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated December 17, 2010)*

10.26

2010 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*

10.27

2010 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*

10.28

2011 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2010)*

10.29

2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2010)*

10.30

2010 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 17, 2010)*

21.1

Subsidiaries of Wausau Paper Corp. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

23.1

Consent of Deloitte & Touche LLP

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

WAUSAU PAPER CORP.

March 2, 2011	SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President – Finance,
Secretary and Treasurer

(On behalf of the Registrant and as Principal

Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2011

THOMAS J. HOWATT	SAN W. ORR, JR.
Thomas J. Howatt	San W. Orr, Jr.
President and Chief Executive Officer	Chairman of the Board
(Principal Executive Officer)

G. WATTS HUMPHREY, JR.	GARY W. FREELS
G. Watts Humphrey, Jr.	Gary W. Freels
Director	Director

DENNIS J. KUESTER	MICHAEL M. KNETTER
Dennis J. Kuester	Michael M. Knetter
Director	Director

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2010

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 10.1

Supplemental Retirement Plan, as last amended effective December 17, 2010

Exhibit 10.3

2009 Defined Contribution Supplemental Retirement Plan as amended and restated effective January 1, 2011

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