Form 10-Q
period 2011-03-31
WAUSAU PAPER CORP.
filed 2011-05-06
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No ☒

The number of common shares outstanding at April 30, 2011 was 49,176,197.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2011	2010

Net sales	$248,915	$255,862
Cost of sales	227,288	228,878
Gross profit	21,627	26,984

Selling and administrative	22,061	19,173
Operating (loss) profit	(434)	7,811

Interest expense	(1,739)	(1,301)
Other income, net	33	128
(Loss) earnings before income taxes	(2,140)	6,638

(Credit) provision for income taxes	(749)	3,723

Net (loss) earnings	$(1,391)	$2,915

Net (loss) earnings per share — basic and diluted	$(0.03)	$0.06

Weighted average shares outstanding — basic	49,130	48,951
Weighted average shares outstanding — diluted	49,130	49,228

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(all dollar amounts in thousands)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,186	$2,003
Receivables, net	98,632	94,148
Refundable income taxes	6,404	6,720
Inventories	114,202	106,328
Spare parts	30,240	29,582
Other current assets	4,903	5,117
Total current assets	$255,567	$243,898

Property, plant, and equipment — net	385,790	380,801
Other assets	51,787	52,910

Total Assets	$693,144	$677,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,830	$70,289
Deferred income taxes	5,260	5,228
Accrued and other liabilities	48,516	59,242
Total current liabilities	125,606	134,759

Long-term debt	150,564	127,382
Deferred income taxes	6,556	3,765
Post-retirement benefits	84,110	80,802
Pension	35,132	36,512
Other noncurrent liabilities	34,356	34,723
Total liabilities	436,324	417,943

Stockholders’ equity	256,820	259,666

Total Liabilities and Stockholders’ Equity	$693,144	$677,609

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2011	2010

Net cash used in operating activities	$(9,011)	$(7,373)

Cash flows from investing activities:
Capital expenditures	(13,987)	(6,152)
Grants received for capital expenditures	400	—
Proceeds from property, plant, and equipment disposals	26	118

Net cash used in investing activities	(13,561)	(6,034)

Cash flows from financing activities:
Issuances of commercial paper, net	9,735	11,055
Borrowings under credit agreements, net	13,500	2,000
Payments under notes payable agreement	—	(28)
Dividends paid	(1,480)	(4)
Proceeds from stock option exercises	—	186

Net cash provided by financing activities	21,755	13,209

Net decrease in cash and cash equivalents	(817)	(198)
Cash and cash equivalents, beginning of period	2,003	1,297

Cash and cash equivalents, end of period	$1,186	$1,099

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.           Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2010, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.           Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2011	2010

Net (loss) earnings	$(1,391)	$2,915

Basic weighted average common shares outstanding	49,130	48,951
Dilutive securities:
Stock compensation plans	—	277

Diluted weighted average common shares outstanding	49,130	49,228

Net (loss) earnings per share — basic and diluted	$(0.03)	$0.06

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss in the three months ended March 31, 2011, stock based grants for 2,063,748 shares were considered to be antidilutive.  For the three months ended March 31, 2010, stock-based grants for 1,649,763 shares were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 3.           Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2011	2010

Trade	$94,027	$91,159
Other	6,412	4,736
	100,439	95,895
Less: allowances for doubtful accounts	(1,807)	(1,747)

	$98,632	$94,148

Note 4.           Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2011	2010

Raw materials	$42,158	$37,982
Work in process and finished goods	124,161	116,456
Supplies	6,084	6,093
Inventories at cost	172,403	160,531
Less: LIFO reserve	(58,201)	(54,203)

	$114,202	$106,328

Note 5.           Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $745.7 million as of March 31, 2011, and $736.6 million as of December 31, 2010.  The provision for depreciation, amortization, and depletion was $14.1 million and $14.0 million for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, cost of sales included net losses of $0.3 million on sales of property, plant, and equipment.  Included in cost of sales for the three months ended March 31, 2010, were net gains of less than $0.1 million on sales of property, plant, and equipment.

Note 6.           Debt

A summary of total debt is as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2011	2010

Unsecured private placement notes	$85,000	$85,000
Industrial development bonds	19,000	19,000
Revolving-credit agreement with financial institutions	13,500	—
Commercial paper placement agreement	32,975	23,240
Subtotal	150,475	127,240
Premium on unsecured private placement notes	89	142
Total debt	150,564	127,382
Less: current maturities of long-term debt	—	—
Total long-term debt	$150,564	$127,382

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At March 31, 2011, $50 million was outstanding under the note purchase and private-shelf agreement.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of our existing note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retired a $165 million facility that was scheduled to expire in July 2011.  At March 31, 2011, there was $13.5 million outstanding under the revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement, the note purchase and private-shelf agreement, and the $35 million unsecured private placement notes expiring in August 2011.  At March 31, 2011, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2011.

At March 31, 2011, the amount of commercial paper outstanding and the $35 million of unsecured private placement notes maturing in August 2011 have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our existing credit agreements.

Note 7.                                  Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service cost	$753	$1,389	$377	$366
Interest cost	3,166	3,061	1,093	1,207
Expected return on plan assets	(3,799)	(3,740)	—	—
Amortization of:
Prior service cost (benefit)	461	447	(860)	(862)
Actuarial loss	959	642	545	596

Net periodic benefit cost	$1,540	$1,799	$1,155	$1,307

We previously disclosed in our consolidated financial statements for the year ended December 31, 2010, that although we do not expect to have a minimum funding requirement for all of our defined benefit pension plans in 2011, we may elect to make contributions of up to $3.9 million directly to pension plans.  As of March 31, 2011, we have made payments of approximately $1.5 million to our pension plans.  In addition, as previously reported, we expect to contribute $4.5 million, net of subsidy reimbursements, directly to other post-retirement plans in 2011.  As of March 31, 2011, we have contributed approximately $0.5 million to our other post-retirement plans.

Note 8.                                  Share-Based Compensation

We account for stock-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2011 and March 31, 2010, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $1.6 million and $1.0 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $5.2 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the three months ended March 31, 2011, we granted 5,000 non-qualified stock options with an exercise price of $8.10.

During the first quarter of 2011, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 33,482 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 82,532 performance units with vesting based upon the completion of a requisite period of service.  The second type of award was comprised of 626,359 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  The third type of award included 346,201 performance units with vesting of the award subject to the achievement of a targeted shareholder return on our common stock over a three-year period.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of ASC Subtopic 718-10.  During the three months ended March 31, 2011 and 2010, we recognized credits of approximately $0.1 million and $0.3 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 9.                                  Interim Segment Information

Factors Used to Identify Reportable Segments

We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Tissue and Paper, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products from which Revenue is Derived

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.  The Paper segment produces specialty and fine printing and writing papers within four core markets — Food, Industrial & Tape, Coated & Liner, and Print & Color.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements.

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2011	2010

Net sales external customers:
Tissue	$76,891	$79,867
Paper	172,024	175,995

	$248,915	$255,862

Operating profit (loss):
Tissue	$6,311	$11,070
Paper	(1,358)	2,022
Corporate & eliminations	(5,387)	(5,281)

	$(434)	$7,811

	March 31,	December 31,
	2011	2010

Segment assets:
Tissue	$209,700	$208,988
Paper	446,078	431,512
Corporate & Unallocated*	37,366	37,109

	$693,144	$677,609

*                 Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2010, for our accounting policies and other disclosures which are pertinent to these statements.

Operations Review

Overview

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except per share data)	2011	2010

Net (loss) earnings	$(1,391)	$2,915
Net (loss) earnings per share — basic and diluted	$(0.03)	$0.06

For the first quarter of 2011, we reported a net loss of $1.4 million, or $0.03 per share, compared to prior year net earnings of $2.9 million, or $0.06 per share.  The net loss in the first quarter of 2011 includes after-tax capital-related expenses of $2.3 million, or $0.05 per share, due to a paper machine rebuild within our Paper segment and a planned expansion to the converting facility in our Tissue segment.  In addition, the first three months of 2011 include after-tax expenses of $0.4 million, or $0.01 per share, related to the transition to a reduced operating schedule at a paper mill in our Paper segment.  Net earnings during the first quarter of 2010 were impacted by income tax charges of $1.2 million, or $0.02 per share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010, which eliminated the income tax deduction for federal subsidies received for providing retiree prescription drug benefits.

Net Sales and Gross Profit on Sales

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except tons sold)	2011	2010

Net sales	$248,915	$255,862
Tons sold	152,128	168,218
Gross profit on sales	$21,627	$26,984
Gross profit margin	9%	11%

Consolidated net sales and shipments decreased 3% and 10%, respectively, during the first quarter of 2011 as compared to the first quarter of 2010, due to particularly strong first quarter shipments in 2010, which were positively impacted by certain customer restocking activities as the economy began to recover.  In addition, our shipments in the first quarter of 2011 decreased due to our decision to reduce our activities within certain commoditized markets in order to improve our product mix.  We also anticipated volume reductions due to downtime associated with the rebuild of a paper machine at our Paper segment, and the transition to a reduced operating schedule at a paper mill in our Paper segment.  During the same comparative periods, average net selling price increased 7%, or approximately $17 million.

Gross profit for the three months ended March 31, 2011, was $21.6 million compared to $27.0 million for the three months ended March 31, 2010. Gross profit in the first quarter of 2011 included capital-related charges of $3.5 million, mostly due to a paper machine rebuild within our Paper segment, and $0.6 million of costs related to the transition to a reduced operating schedule at a paper mill in our Paper segment. Gross profit was also impacted by an increase in fiber prices of approximately $6 million in the first quarter of 2011 as compared to the first quarter of 2010. Energy prices remained relatively stable over the same comparative periods.

	March 31,
Consolidated Order Backlogs	2011	2010

Order backlogs in tons:
Tissue	2,800	3,700
Paper	30,200	47,100

	33,000	50,800

Backlog tons at March 31, 2011, represent $58.6 million in sales compared to $82.2 million in sales at March 31, 2010.  The large backlog at March 31, 2010 is due to certain customer restocking activities and the beginnings of an economic recovery in the first quarter of 2010, while order backlogs at March 31, 2011 represent a more normal demand pattern.  The entire backlog at March 31, 2011, is expected to be shipped during the remainder of 2011.

Tissue

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2011	2010

Net sales	$76,891	$79,867
Tons sold	40,244	41,768
Gross profit on sales	$12,578	$16,446
Gross profit margin	16%	21%
Operating profit	$6,311	$11,070

Tissue’s net sales and product shipments decreased 4% in the first quarter of 2011 compared to the same period in the prior year, primarily a result of weather-related weakness that adversely affected volume in our larger end-use market categories early in 2011.  Average net selling price remained stable over the same comparative period.  Gross profit margin for Tissue in the first quarter of 2011 decreased 5 percentage points compared to the first quarter of 2010.  During the first quarter of 2011 as compared to the same period in 2010, increases in the price of wastepaper, purchased parent rolls, and energy negatively affected gross profit margin.

We continue to focus our efforts on our value-added and Green Seal™-certified product categories to further improve our operating margins.  In April 2011, the Company’s Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion includes a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100 percent recycled fiber.  The new paper machine is expected to begin production in the first quarter of 2013.

Paper

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2011	2010

Net sales	$172,024	$175,995
Tons sold	111,884	126,450
Gross profit on sales	$9,112	$11,677
Gross profit margin	5%	7%
Operating (loss) profit	$(1,358)	$2,022

Paper’s first quarter 2011 net sales decreased 2% as compared to the same period in 2010.  A decrease of 12% in product shipments was primarily due to a decision in the first quarter of 2011 to reduce our participation in more commoditized markets, downtime associated with a paper machine rebuild at our Brainerd, Minnesota paper mill, and the transition from a 7-day to a 5-day weekly operating schedule at our Brokaw, Wisconsin paper mill.  In addition, the first quarter of 2010 was positively impacted by certain customer restocking activities as the economy started to recover.  The decrease in product shipments was partially offset by an increase of approximately 10%, or $15 million, in average net selling prices in the first quarter of 2011 as compared to the first quarter of 2010.

Gross profit margin for the Paper segment was 5% in the first quarter of 2011 compared to 7% in the first quarter of 2010.  Gross profit in the first quarter of 2011 included expenses of $3.3 million related to the rebuild of a paper machine at our Brainerd, Minnesota paper mill, as well as charges of $0.6 million related to the transition from a 7-day to a 5-day weekly operating schedule at our Brokaw, Wisconsin paper mill.  Gross profit margins for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, were also unfavorably impacted by an increase in fiber prices of approximately $5 million, while energy prices remained stable.

During the first quarter of 2010, the Board of Directors approved a $27 million capital project to rebuild a paper machine in Brainerd, Minnesota, to add tape-backing paper production capabilities.  The rebuild was completed in the first quarter of 2011, and provides capabilities to produce a wide range of unsaturated tape-backing paper while retaining the flexibility to produce premium printing and writing products.  This capital investment is expected to improve the overall cost-efficiency and manufacturing flexibility of the Paper segment’s operations.

Selling and Administrative Expenses

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2011	2010

Selling and administrative expense	$22,061	$19,173
Percent increase	15%	1%
As a percent of net sales	9%	7%

Selling and administrative expenses in the first quarter of 2011 were $22.1 million compared to $19.2 million in the same period of 2010.  Stock-based incentive compensation programs resulted in expense of $1.4 million during the first quarter of 2011 compared to expense of $0.2 million during the first quarter of 2010.  The majority of the remaining quarter-over-quarter increase in selling and administrative expense was primarily a result of increased compensation and legal expenses over the same comparative periods.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2011	2010

Interest expense	$1,739	$1,301
Other income, net	33	128

Interest expense in the first quarter of 2011 was $1.7 million compared to interest expense of $1.3 million in the first quarter of 2010.  The increase in interest expense is due to an increase in average debt balances outstanding during the respective periods combined with a higher average interest rate on debt.  Total debt was $150.6 million and $130.9 million at March 31, 2011 and 2010, respectively.  Total debt at December 31, 2010, was $127.4 million.  Interest expense during the remainder of 2011 is expected to continue to be moderately higher than 2010 levels.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2011	2010

(Credit) provision for income taxes	$(749)	$3,723
Effective tax rate	35.0%	56.1%

During the three months ended March 31, 2010, we recorded an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.  The passage of these acts increased the effective tax rate for the first quarter of 2010 by approximately 18.1%.  The effective tax rate for the remainder of 2011 is expected to continue to be 35%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2011	2010

Net cash used in operating activities	$(9,011)	$(7,373)
Capital expenditures	13,987	6,152

Comparing the first three months of 2011 with the same period in 2010, the increase in cash used in operating activities primarily reflects lower cash earnings that were partially offset by fluctuations in working capital during the comparative periods.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion includes a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  We anticipate capital spending related to this project to be approximately $61 million in 2011, $133 million in 2012, and $13 million in 2013.  We expect to fund the project primarily from future cash flow from operations and available credit from our established $300 million borrowing base.  The new paper machine will be located at our converting facility in Harrodsburg, Kentucky, with construction scheduled to begin this summer and startup expected in the first quarter of 2013.

Capital spending for the first three months of 2011 was $14.0 million compared to $6.2 million during the first three months of 2010.  The increase in capital expenditures in the first quarter of 2011 as compared to the same period in 2010 is primarily due to the $27 million paper machine rebuild in our Paper segment that was completed during the first quarter of 2011.  Total capital spending for the full-year of 2011 is expected to be approximately $97 million, including capital spending related to the Tissue expansion project.

During the first quarter of 2011, we did not sell any timberlands, compared to sales of approximately 80 acres of timberlands, resulting in an after-tax gain of less than $0.1 million, during the same period of 2010.  A total of approximately 7,900 acres remains in the timberland sales program and we expect to sell these timberlands over the next two years.  We have not committed to implement additional timberland sales programs in the future.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2011	2010

Total debt	$150,564	$127,382
Stockholders’ equity	256,820	259,666
Total capitalization	407,384	387,048
Total debt/capitalization ratio	37%	33%

As of March 31, 2011, total debt increased $23.2 million from the $127.4 million borrowed at December 31, 2010.  The increase in debt in the first quarter of 2011 is due, in part, to seasonal variation in working capital levels.  Overall, we generally experience lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers following the year-end holiday season.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  At March 31, 2011, $50 million was outstanding under the note purchase and private-shelf agreement.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of our existing note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  This revolving-credit agreement retired a $165 million facility that was scheduled to expire in July 2011.  At March 31, 2011, there was $13.5 million outstanding under the revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement, the note purchase and private-shelf agreement, and the $35 million unsecured private placement notes expiring in August 2011.  At March 31, 2011, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2011.

At March 31, 2011, the $33.0 million of commercial paper outstanding and the $35 million of unsecured private placement notes maturing in August 2011 have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our existing credit agreements.

At December 31, 2010, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first quarter of 2011 or 2010.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 17, 2010, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2011, to shareholders of record on February 1, 2011.  On April 21, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable May 16, 2011 to shareholders of record on May 2, 2011.

Information Concerning Forward-Looking Statements

The foregoing discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the paper industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2010.

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

PART II.  OTHER INFORMATION

Item 1A.         Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 6, 2011	SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President-Finance,
Secretary and Treasurer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2011

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