Form 10-Q
period 2011-06-30
WAUSAU PAPER CORP.
filed 2011-08-08
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of common shares outstanding at July 31, 2011 was 49,176,197.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2011	2010	2011	2010

Net sales	$267,146	$265,621	$516,061	$521,483
Cost of sales	240,638	235,109	467,926	463,987
Gross profit	26,508	30,512	48,135	57,496

Selling and administrative	18,847	19,707	40,908	38,880
Operating profit	7,661	10,805	7,227	18,616

Interest expense	(2,036)	(1,865)	(3,775)	(3,166)
Loss on early extinguishment of debt	(666)	—	(666)	—
Other income, net	10	43	43	171
Earnings before income taxes	4,969	8,983	2,829	15,621

Provision for income taxes	1,739	3,414	990	7,137

Net earnings	$3,230	$5,569	$1,839	$8,484

Net earnings per share - basic and diluted	$0.07	$0.11	$0.04	$0.17

Weighted average shares outstanding — basic	49,164	48,967	49,147	48,959
Weighted average shares outstanding — diluted	49,398	49,257	49,366	49,242

Dividends declared per common share	$0.06	$—	$0.06	$—

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	December 31,
(all dollar amounts in thousands)	(unaudited)	2010

Assets

Current assets:
Cash and cash equivalents	$1,638	$2,003
Receivables, net	104,954	94,148
Refundable income taxes	1,398	6,720
Inventories	107,053	106,328
Spare parts	31,240	29,582
Other current assets	4,194	5,117
Total current assets	$250,477	$243,898

Property, plant, and equipment, net	390,627	380,801
Other assets	51,255	52,910

Total Assets	$692,359	$677,609

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$78,096	$70,289
Deferred income taxes	5,432	5,228
Accrued and other liabilities	48,918	59,242
Total current liabilities	132,446	134,759

Long-term debt	140,780	127,382
Deferred income taxes	7,483	3,765
Post-retirement benefits	85,062	80,802
Pension	34,429	36,512
Other noncurrent liabilities	33,839	34,723
Total liabilities	434,039	417,943

Stockholders’ equity	258,320	259,666

Total Liabilities and Stockholders’ Equity	$692,359	$677,609

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2011	2010

Net cash provided by operating activities	$18,314	$7,117

Cash flows from investing activities:
Capital expenditures	(29,407)	(15,926)
Grants received for capital expenditures	434	—
Proceeds from property, plant, and equipment disposals	417	4,919

Net cash used in investing activities	(28,556)	(11,007)

Cash flows from financing activities:
Net payments of commercial paper	(1,460)	(9,979)
Net payments under credit agreement	—	(33,000)
Borrowings under credit agreement	33,000	—
Payments under credit agreement	(33,000)	—
Issuances of notes payable	50,000	50,000
Payments under notes payable obligations	(35,000)	(28)
Payment of premium on early extinguishment of debt	(708)	—
Dividends paid	(2,955)	(4)
Proceeds from stock option exercises	—	229

Net cash provided by financing activities	9,877	7,218

Net (decrease) increase in cash and cash equivalents	(365)	3,328
Cash and cash equivalents, beginning of period	2,003	1,297

Cash and cash equivalents, end of period	$1,638	$4,625

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

Note 2.           Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2011	2010	2011	2010

Net earnings	$3,230	$5,569	$1,839	$8,484

Basic weighted average common shares outstanding	49,164	48,967	49,147	48,959
Effect of dilutive securities:
Stock compensation plans	234	290	219	283

Diluted weighted average common shares outstanding	49,398	49,257	49,366	49,242

Net earnings per share—basic and diluted	$0.07	$0.11	$0.04	$0.17

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on earnings per share (“EPS”), and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended June 30, 2011 and 2010, stock-based grants for 1,861,835 shares and 2,102,019 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.  For the six months ended June 30, 2011 and 2010, stock-based grants for 1,962,792 shares and 1,875,891 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 3.           Receivables

                        Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Trade	$104,383	$91,159
Other	2,309	4,736
	106,692	95,895
Less: allowances for doubtful accounts	(1,738)	(1,747)

	$104,954	$94,148

Note 4.           Inventories

                        The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Raw materials	$43,043	$37,982
Work in process and finished goods	118,996	116,456
Supplies	6,227	6,093
Inventories at cost	168,266	160,531
Less: LIFO reserve	(61,213)	(54,203)

	$107,053	$106,328

Note 5.                                  Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $754.9 million as of June 30, 2011, and $736.6 million as of December 31, 2010.  The provision for depreciation, amortization, and depletion for the three months ended June 30, 2011 and 2010 was $14.3 million and $14.1 million, respectively.  The provision for depreciation, amortization, and depletion for the six months ended June 30, 2011 and 2010 was $28.4 million and $28.1 million, respectively.

Included in cost of sales for the three and six months ended June 30, 2011 were net gains on sales of property, plant, and equipment of $0.3 million and less than $0.1 million, respectively.  The gains on sales of property, plant, and equipment recorded in cost of sales included gains on sales of timberlands of $0.3 million during both the three and six months ended June 30, 2011.  Included in cost of sales for both the three and six months ended June 30, 2010, were net gains on sales of property, plant, and equipment of $4.6 million, including gains on sales of timberlands of $3.7 million.

Note 6.           Debt

                        A summary of total debt is as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Unsecured private placement notes	$100,000	$85,000
Industrial development bonds	19,000	19,000
Commercial paper placement agreement	21,780	23,240
Subtotal	140,780	127,240
Premium on unsecured private placement notes	—	142
Total debt	140,780	127,382
Less: current maturities of long-term debt	—	—

Total long-term debt	$140,780	$127,382

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  At June 30, 2011, $100 million was outstanding under the note purchase and private shelf agreement.

During the second quarter of 2011, we settled our obligations related to the $35.0 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the three months ended June 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At June 30, 2011, there were no amounts outstanding under the revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2011, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2011.

At June 30, 2011, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

Note 7.           Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service cost	$753	$1,389	$377	$366
Interest cost	3,166	3,061	1,093	1,206
Expected return on plan assets	(3,799)	(3,740)	—	—
Amortization of:
Prior service cost (benefit)	461	447	(860)	(862)
Actuarial loss	959	641	545	596

Net periodic benefit cost	$1,540	$1,798	$1,155	$1,306

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service cost	$1,507	$2,778	$753	$732
Interest cost	6,332	6,122	2,186	2,413
Expected return on plan assets	(7,598)	(7,480)	—	—
Amortization of:
Prior service cost (benefit)	922	894	(1,719)	(1,725)
Actuarial loss	1,918	1,283	1,090	1,193

Net periodic benefit cost	$3,081	$3,597	$2,310	$2,613

We previously disclosed in our consolidated financial statements for the year ended December 31, 2010, that although we do not expect to have a minimum funding requirement for our defined benefit pension plans in 2011, we may elect to make contributions of up to $3.9 million directly to pension plans.  As of June 30, 2011, we have made payments of approximately $2.3 million to our pension plans.  In addition, as previously reported, we expected to contribute $4.5 million, net of subsidy reimbursements, directly to other post-retirement plans in 2011.  As of June 30, 2011, we have contributed approximately $1.3 million to our other post-retirement plans.  We now expect to contribute approximately $2.6 million to our other post-retirement plans in 2011.

Note 8.           Share-Based Compensation

We account for share-based compensation pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2011, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $2.1 million, respectively.  During the three and six months ended June 30, 2010, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.9 million and $1.9 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $3.1 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the six months ended June 30, 2011, we granted 5,000 non-qualified stock options with an exercise price of $8.10.

During the six months ended June 30, 2011, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 40,018 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 82,532 performance units with vesting based upon the completion of a requisite period of service.  The second type of award was comprised of 626,359 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three and six months ended June 30, 2011, as it is probable a portion of the awards will vest as performance criteria are met.  The third type of award included 346,201 performance units with vesting of the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of ASC Subtopic 718-10.  During the three and six months ended June 30, 2011, we recognized credits of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and six months ended June 30, 2010, we recognized credits of approximately $0.1 million and $0.4 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

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

Products from which Revenue is Derived

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the away-from-home market.  Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.  The Paper segment produces specialty and fine printing and writing papers within four core markets — Food, Industrial & Tape, Coated & Liner, and Print & Color.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010
Net sales external customers:
Tissue	$86,029	$86,585	$162,920	$166,452
Paper	181,117	179,036	353,141	355,031
	$267,146	$265,621	$516,061	$521,483

Operating profit (loss):
Tissue	$8,657	$10,542	$14,968	$21,612
Paper	2,425	1,422	1,067	3,444
Corporate & eliminations	(3,421)	(1,159)	(8,808)	(6,440)
	$7,661	$10,805	$7,227	$18,616

	June 30,	December 31,
	2011	2010
Segment assets:
Tissue	$210,863	$208,988
Paper	448,321	431,512
Corporate & unallocated*	33,175	37,109
	$692,359	$677,609

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

Operations Review

Overview

Consolidated

	Three Months		Six Months
(all dollar amounts in thousands, except	Ended June 30,		Ended June 30,
per share data)	2011	2010	2011	2010

Net earnings	$3,230	$5,569	$1,839	$8,484
Net earnings per share — basic and diluted	$0.07	$0.11	$0.04	$0.17

In the second quarter of 2011, we reported net earnings of $3.2 million, or $0.07 per share, compared to prior-year net earnings of $5.6 million, or $0.11 per share.  Net earnings for the second quarter of 2011 included after-tax capital-related expenses of $0.7 million, or $0.01 per share, due to the rebuild of a paper machine in our Paper segment and the announced expansion of our Tissue segment.  In addition, net earnings for the second quarter of 2011 included after-tax gains on sales of timberlands of $0.2 million, or less than $0.01 per share, compared to after-tax gains of $2.3 million, or $0.05 per share, in the second quarter of 2010.

For the six months ended June 30, 2011, we reported net earnings of $1.8 million, or $0.04 per share, compared to net earnings of $8.5 million, or $0.17 per share, in the first six months of 2010.  Net earnings during the first six months of 2011 included after-tax capital-related expenses of $3.0 million, or $0.06 per share, due to the paper machine rebuild within our Paper segment and an expansion in our Tissue segment; after-tax expenses of $0.4 million, or $0.01 per share, related to the transition to a reduced operating schedule at a paper mill in our Paper segment; and after-tax gains on sales of timberlands of $0.2 million, or less than $0.01 per share.  The first half of 2010 included after-tax gains on sales of timberlands of $2.3 million, or $0.05 per share.  In addition, net earnings during the first six months of 2010 were also impacted by income tax charges of $1.2 million, or $0.02 per share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.

On April 4, 2011, we issued $50.0 million of unsecured senior notes under the terms of our existing note purchase and private-shelf agreement.  The proceeds were used, in part, to repay $35.0 million of unsecured private placement notes that were due to mature on August 31, 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the three months ended June 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

Net Sales and Gross Profit on Sales

Consolidated

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales	$267,146	$265,621	$516,061	$521,483
Tons sold	162,359	167,688	314,487	335,906
Gross profit on sales	$26,508	$30,512	$48,135	$57,496
Gross profit margin	10%	11%	9%	11%

Consolidated net sales increased by 1% during the three months ended June 30, 2011, as compared to the same period in 2010.  Shipments decreased 3% quarter-over-quarter, due primarily to volume reductions associated with a reduced operating schedule at a paper mill in our Paper segment.  During the same comparative periods, average net selling price increased approximately 4%, or more than $8 million, with approximately $7 million of the increase due to actual selling price increases, and the remaining increase a result of product mix improvements.

Comparing the six months ended June 30, 2011 and 2010, consolidated net sales decreased by 1% year-over-year, while shipments decreased more than 6% over the same comparative period.  The decrease in shipments was partly a result of a particularly strong early part of 2010, as compared to the same period in 2011, due to certain customer restocking activities as the economy began to recover.  We also anticipated volume reductions as a result of downtime associated with the rebuild of a paper machine at our Paper segment, and the transition to a reduced operating schedule at a paper mill in our Paper segment.  During the first six months of 2011, average net selling price increased by nearly 6%, or almost $26 million, as compared to the first six months of 2010.  Actual selling price increases contributed to approximately three-quarters of the increase, while improvements in product mix contributed to the remaining increase.

Gross profit for the three months ended June 30, 2011, was $26.5 million compared to $30.5 million for the three months ended June 30, 2010.  Gross profit in the second quarter of 2011 included capital-related charges of $1.1 million related to a paper machine rebuild at our Paper segment and the announced expansion in our Tissue segment.  Our timberland sales program favorably impacted gross profit in the three months ended June 30, 2011 and 2010, by $0.3 million and $3.7 million, respectively.  Comparing the three months ended June 30, 2011 with the same period in 2010, sales price and mix improvements more than offset fiber and energy cost increases of $4 million and $2 million, respectively.

Year-to-date, gross profit decreased to $48.1 million in 2011, from $57.5 million reported in 2010.  Gross profit in the six months ended June 30, 2011 included capital-related charges of $4.6 million, mostly due to a paper machine rebuild within our Paper segment, and $0.6 million of charges related to the transition to a reduced operating schedule at a paper mill within our Paper segment.  Our timberland sales program favorably impacted gross profit in the six months ended June 30, 2011 and 2010, by $0.3 million and $3.7 million, respectively.  Gross profit was also impacted by an increase in fiber and energy costs of approximately $12 million in the first half of 2011 compared to the first half of 2010.

	June 30,
Consolidated Order Backlogs	2011	2010

Order backlogs in tons:
Tissue	4,000	2,800
Paper	38,800	39,300

	42,800	42,100

Backlog tons at June 30, 2011 represent approximately $70 million in sales compared to approximately $61 million in sales at June 30, 2010.  The entire backlog at June 30, 2011 is expected to be shipped during the remainder of 2011.

Tissue

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales	$86,029	$86,585	$162,920	$166,452
Tons sold	45,027	44,564	85,271	86,332
Gross profit on sales	$14,003	$16,110	$26,581	$32,556
Gross profit margin	16%	19%	16%	20%
Operating profit	$8,657	$10,542	$14,968	$21,612

In April 2011, the Company’s Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly, value-added products.  The expansion will include a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100 percent recycled fiber.  The new paper machine is expected to begin production in the first quarter of 2013.

Tissue net sales decreased 1%, while shipments increased 1%, during the second quarter of 2011 compared to the same period in 2010.  Average net selling price decreased approximately 2%, or almost $2 million, in the second quarter of 2011 over the second quarter of 2010, with actual selling price decreases in standard product categories causing nearly the entire decline.  Gross profit margins for Tissue decreased 3 percentage points in the second quarter of 2011 as compared to the second quarter of 2010.  Gross profit for the three months ended June 30, 2011 included $0.4 million of capital-related expenses due to the planned expansion to our facility in

Harrodsburg, Kentucky.  In addition, a combined increase in wastepaper, purchased parent rolls, and energy costs of almost $3 million negatively impacted gross profit margin in the quarter-over-quarter comparison.

Net sales and shipments for the first six months of 2011, as compared to the same period in 2010, decreased 2% and 1%, respectively.  Average net selling price decreased approximately 1%, or $1 million, in the first half of 2011 compared to the first half of 2010.  Gross profit margin decreased 4 percentage points in the six months ended June 30, 2011, as compared to the same period in 2010.  Gross profit for the first half of 2011 included capital-related expenses of $0.6 million associated with the expansion of production capabilities at our Harrodsburg, Kentucky facility.  During the first half of 2011 as compared to the same period in 2010, a $3 million increase in the cost of wastepaper and purchased parent rolls, as well as a $1 million increase in the cost of energy, negatively affected gross profit margin.

Paper

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales	$181,117	$179,036	$353,141	$355,031
Tons sold	117,332	123,124	229,216	249,574
Gross profit on sales	$12,165	$11,431	$21,277	$23,108
Gross profit margin	7%	6%	6%	7%
Operating profit	$2,425	$1,422	$1,067	$3,444

During the first quarter of 2010, the Board of Directors approved a $27 million capital project to rebuild a paper machine in Brainerd, Minnesota, to add tape-backing paper production capabilities.  The rebuild was completed in the first quarter of 2011, and provides capabilities to produce a wide range of unsaturated tape-backing paper.  This capital investment is expected to improve the overall cost-efficiency and manufacturing flexibility of the Paper segment’s operations.

The Paper segment’s net sales for the second quarter of 2011 increased 1% compared to the same period in 2010, while shipments declined 5%.  The decline in shipments quarter-over-quarter was largely due to a reduced operating schedule at our Brokaw, Wisconsin paper mill.  The decrease in product shipments was more than offset by an increase of 6%, or approximately $10 million, in average net selling price in the second quarter of 2011 as compared to the second quarter of 2010.  The increase in average net selling price was primarily due to actual selling price improvements.

Paper recorded a gross profit margin of 7% in the second quarter of 2011 compared to a gross profit margin of 6% in the second quarter of 2010.  During the second quarter of 2011, gross profit was negatively impacted by $0.7 million of capital-related expenses due to the rebuild of a paper machine at our Brainerd, Minnesota paper mill.  Comparing the second quarter of 2011 to the same period in 2010, gross profit was also unfavorably impacted by an increase in fiber-related costs of approximately $2 million, and an increase in energy costs of approximately $1 million.

For the first half of 2011, the Paper segment’s net sales and shipments decreased less than 1% and 8%, respectively, compared to the first half of 2010.  The decrease in net shipments was mainly a result of downtime associated with a paper machine rebuild at our Brainerd, Minnesota paper mill, and the transition to a reduced operating schedule at our Brokaw, Wisconsin paper mill.  Average net selling price increased approximately 8%, or almost $27 million, during the six months ended June 30, 2011, as compared to the same period in 2010, with approximately three-quarters of the improvement due to actual selling price improvements, while product mix enhancements resulted in the remaining increase.

Paper’s gross profit margin decreased to 6% during the first six months of 2011, from a gross profit margin of 7% during the first six months of 2010.  Gross profit in the first half of 2011 included capital-related expenses of $4.0 million due to the rebuild of a paper machine in our Brainerd, Minnesota paper mill, and costs of $0.6 million related to the transition to a reduced operating schedule in our Brokaw, Wisconsin paper mill.  In the year-over-year six month comparison, an increase in fiber-related costs of $7 million combined with an increase in energy costs of over $1 million to negatively impact gross profit margin.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Selling and administrative expense	$18,847	$19,707	$40,908	$38,880
Percent (decrease) increase	(4)%	(4)%	5%	(2)%
As a percent of net sales	7%	7%	8%	7%

Selling and administrative expenses in the second quarter of 2011 were $18.8 million compared to $19.7 million in the same period of 2010, a decrease of $0.9 million.  The decrease was primarily due to a reduction in consulting and other professional services.

Selling and administrative expenses for the six months ended June 30, 2011 were $40.9 million compared to $38.9 million in the same period of 2010.  Stock-based incentive compensation programs resulted in expense of $1.7 million for the first six months of 2011, compared to an expense of $0.6 million for the first six months of 2010.  The remaining increase in selling and administrative expense for the first six months of 2011 as compared to the same period in 2010 was primarily a result of increased compensation expenses.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Interest expense	$2,036	$1,865	$3,775	$3,166
Loss on early extinguishment of debt	666	—	666	—
Other income, net	10	43	43	171

Interest expense in the second quarter of 2011 was $2.0 million, compared to interest expense of $1.9 million in the second quarter of 2010.  For the first six months of 2011, interest expense increased to $3.8 million from $3.2 million of interest expense recorded during the same period in 2010.  The increase in both the quarter-over-quarter and year-over-year comparisons is primarily due to an increase in average debt balances outstanding during the respective periods.  Total debt was $140.8 million and $124.8 million at June 30, 2011 and 2010, respectively.  Total debt at December 31, 2010 was $127.4 million.  Interest expense during the remainder of 2011 is expected to continue to be relatively comparable with 2010 levels.

During the second quarter of 2011, we settled our obligations related to the $35.0 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in a loss on early extinguishment of debt of $0.7 million in the three months ended June 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Provision for income taxes	$1,739	$3,414	$990	$7,137
Effective tax rate	35.0%	38.0%	35.0%	45.7%

The effective tax rate for the six months ended June 30, 2010, was impacted by an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.  The effective tax rate for the remainder of 2011 is expected to remain at approximately 35%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2011	2010

Net cash provided by operating activities	$18,314	$7,117
Capital expenditures	29,407	15,926

Net cash provided by operating activities was $18.3 million for the six months ended June 30, 2011, compared to $7.1 million during the same period in 2010.  The increase in year-over-year comparisons of cash provided by operating activities primarily reflects fluctuations in working capital offset by a decrease in cash earnings during the comparative periods.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion will include a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  We anticipate capital spending related to this project to be approximately $55 million in 2011, $133 million in 2012, and $19 million in 2013.  We expect to fund the project primarily from future cash flows from operations and available credit from our established $300 million borrowing base.  Construction related to the new paper machine, which will be located at our converting facility in Harrodsburg, Kentucky, is underway, and startup is expected in the first quarter of 2013.

Capital spending for the first six months of 2011 was $29.4 million compared to $15.9 million during the first six months of 2010.  The increase in capital expenditures in the first half of 2011 as compared to the same period in 2010 is primarily due to the $27 million paper machine rebuild in our Paper segment that was completed in early 2011 and the Tissue expansion project.  Total capital spending for the full year of 2011 is expected to be approximately $92 million, including capital spending related to the Tissue expansion project.

During the three and six months ended June 30, 2011, we sold approximately 320 acres of timberlands, resulting in an after-tax gain of $0.2 million, compared to sales of approximately 2,200 acres of timberlands, resulting in an after-tax gain of $2.3 million, during the same periods of 2010.  We did not have any significant timberland sales activity in the first quarters of 2011 or 2010.  Approximately 7,600 acres remain in the timberland sales program.  We have not committed to implement additional timberland sales programs in the future.

Debt and Equity

	June 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Total debt	$140,780	$127,382
Stockholders’ equity	258,320	259,666
Total capitalization	399,100	387,048
Long-term debt/capitalization ratio	35%	33%

As of June 30, 2011, total debt increased $13.4 million from the $127.4 million borrowed at December 31, 2010.  The increase in debt is due, in part, to the increased capital expenditures related to the paper machine rebuild within our Paper segment and the new tissue machine in our Tissue segment.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50.0 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125.0 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50.0 million of our senior notes under the terms of our existing note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  At June 30, 2011, a total of $100.0 million of unsecured senior notes were outstanding.

During the second quarter of 2011, we repaid $35.0 million of unsecured private placement notes that were due to mature on August 31, 2011.  The settlement of these obligations resulted in a loss on early extinguishment of debt of $0.7 million in the three months ended June 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.  To fund the retirement of the notes, we utilized a portion of the proceeds from the April 4, 2011, $50.0 million note issuance under the note purchase and private shelf agreement.

On June 23, 2010, we entered into a $125.0 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At June 30, 2011, there were no amounts outstanding under the revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2011, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2011.

At June 30, 2011, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

At June 30, 2011, we had a total of approximately $83.5 million available for borrowing under our existing revolving-credit agreement, which reflects an existing letter of credit agreement and the amounts outstanding under our commercial paper agreement.  In addition, we had a total of

$75.0 million in unsecured senior notes available on an uncommitted basis under our existing private-shelf facility at June 30, 2011.

At December 31, 2010, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first six months of 2011.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 17, 2010, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2011, to shareholders of record on February 1, 2011.  On April 21, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 16, 2011 to shareholders of record on May 2, 2011.  On June 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable August 15, 2011 to shareholders of record on August 1, 2011.

Information Concerning Forward-Looking Statements

The foregoing discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper Corp. and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the paper industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, unforeseen liabilities arising from current or prospective claims, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Item 6.            Exhibits

Exhibits required by Item 601 of Regulation S-K

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Labels Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.

August 8, 2011	SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President-Finance,
Secretary and Treasurer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. Section 232.102(d))

The following exhibits are filed as part of this report:

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Labels Linkbase*
101.PRE	XBRL Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed.”