Form 10-Q
period 2011-09-30
WAUSAU PAPER CORP.
filed 2011-11-08
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of common shares outstanding at October 31, 2011 was 49,174,548

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2011	2010	2011	2010

Net sales	$265,835	$273,988	$781,896	$795,471
Cost of sales	238,685	231,437	706,611	695,424
Gross profit	27,150	42,551	75,285	100,047

Selling and administrative	17,136	19,632	58,044	58,512
Operating profit	10,014	22,919	17,241	41,535

Interest expense	(1,640)	(1,701)	(5,415)	(4,867)
Loss on early extinguishment of debt	—	—	(666)	—
Other income, net	12	14	55	185
Earnings before income taxes	8,386	21,232	11,215	36,853

Provision for income taxes	3,205	8,068	4,195	15,205

Net earnings	$5,181	$13,164	$7,020	$21,648

Net earnings per share—basic	$0.11	$0.27	$0.14	$0.44
Net earnings per share—diluted	$0.10	$0.27	$0.14	$0.44

Weighted average shares outstanding-basic	49,171	48,971	49,155	48,963
Weighted average shares outstanding-diluted	49,425	49,314	49,386	49,266

Dividends declared per common share	$—	$—	$0.06	$—

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2010
(all dollar amounts in thousands)	September 30, 2011 (unaudited)	(derived from audited financial statements)
Assets

Current assets:
Cash and cash equivalents	$3,928	$2,003
Receivables, net	100,532	94,148
Refundable income taxes	—	6,720
Inventories, net	101,421	106,328
Spare parts, net	31,417	29,582
Other current assets	3,620	5,117
Total current assets	240,918	243,898

Property, plant, and equipment, net	414,035	380,801
Other assets	51,233	52,910

Total Assets	$706,186	$677,609

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$66,316	$70,289
Deferred income taxes	6,367	5,228
Accrued and other liabilities	49,309	59,242
Total current liabilities	121,992	134,759

Long-term debt	162,775	127,382
Deferred income taxes	8,864	3,765
Post-retirement benefits	85,138	80,802
Pension	29,768	36,512
Other noncurrent liabilities	33,352	34,723
Total liabilities	441,889	417,943

Stockholders’ equity	264,297	259,666

Total Liabilities and Stockholders’ Equity	$706,186	$677,609

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2011	2010

Net cash provided by operating activities	$32,208	$27,033

Cash flows from investing activities:
Capital expenditures	(63,071)	(27,478)
Grants received for capital expenditures	610	—
Proceeds from property, plant, and equipment disposals	1,781	10,448

Net cash used in investing activities	(60,680)	(17,030)

Cash flows from financing activities:
Net borrowings (payments) of commercial paper	20,535	(20,564)
Net payments under credit agreement	—	(33,000)
Borrowings under credit agreement	33,000	—
Payments under credit agreement	(33,000)	—
Issuances of notes payable	50,000	50,000
Payments under note payable obligations	(35,000)	(28)
Payment of premium on early extinguishment of debt	(708)	—
Dividends paid	(4,430)	(4)
Proceeds from stock option exercises	—	229

Net cash provided by (used in) financing activities	30,397	(3,367)

Net increase in cash and cash equivalents	1,925	6,636
Cash and cash equivalents, beginning of period	2,003	1,297

Cash and cash equivalents, end of period	$3,928	$7,933

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.           Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  The financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted as permitted by such rules and regulations.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2010, for our accounting policies and other disclosures, which are pertinent to these statements.

Note 2.           New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS.  This ASU is effective for periods beginning after December 15, 2011.  We do not believe this ASU will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities should present comprehensive income in their financial statements.  This guidance requires entities to report the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  This ASU is effective for periods beginning after December 15, 2011.  We will adopt the new guidance beginning in January 2012, and the adoption of the new guidance is not expected to have an impact on our financial position, results of operations, or cash flows, other than the related disclosures.

Note 3.           Earnings Per Share

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2011	2010	2011	2010

Net earnings	$5,181	$13,164	$7,020	$21,648

Basic weighted average common shares outstanding	49,171	48,971	49,155	48,963
Effect of dilutive securities:
Share-based compensation awards	254	343	231	303

Diluted weighted average common shares outstanding	49,425	49,314	49,386	49,266

Net earnings per share—basic	$0.11	$0.27	$0.14	$0.44
Net earnings per share—diluted	$0.10	$0.27	$0.14	$0.44

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on earnings per share (“EPS”), and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended September 30, 2011 and 2010, stock-based grants for 1,818,636 shares and 2,060,355 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.  For the nine months ended September 30, 2011 and 2010, stock-based grants for 1,914,740 shares and 1,937,379 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 4.           Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Trade	$100,663	$91,159
Other	1,468	4,736
	102,131	95,895
Less: allowances for doubtful accounts	(1,599)	(1,747)

	$100,532	$94,148

Note 5.           Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Raw materials	$42,026	$37,982
Work in process and finished goods	113,749	116,456
Supplies	6,020	6,093
Inventories at cost	161,795	160,531
Less: LIFO reserve	(60,374)	(54,203)

	$101,421	$106,328

Note 6.           Property, Plant, and Equipment

The accumulated depreciation on fixed assets was $763.8 million as of September 30, 2011, and $736.6 million as of December 31, 2010.  The provision for depreciation, amortization, and depletion for the three months ended September 30, 2011 and 2010, was $13.9 million and $14.0 million, respectively.  The provision for depreciation, amortization, and depletion for the nine months ended September 30, 2011 and 2010, was $42.3 million and $42.1 million, respectively.

Included in cost of sales for both the three and nine months ended September 30, 2011, were net gains on sales of property, plant, and equipment of $0.4 million.  The three and nine months ended September 30, 2011 included gains on sales of timberlands of $0.1 million and $0.4 million, respectively.  Included in cost of sales for the three and nine months ended September 30, 2010, were net gains on sales of property, plant, and equipment of $4.8 million and $9.4 million, respectively.  The three and nine months ended September 30, 2010, included gains on sales of timberlands of $4.2 million and $7.9 million, respectively.

Note 7.           Debt

	September 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Unsecured private placement notes	$100,000	$85,000
Industrial development bonds	19,000	19,000
Commercial paper placement agreement	43,775	23,240
Subtotal	162,775	127,240
Premium on unsecured private placement notes	—	142
Total debt	162,775	127,382
Less: current maturities of long-term debt	—	—

Total long-term debt	$162,775	$127,382

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  In connection with this amendment, the parties to the private-shelf agreement agreed to issue additional notes totaling $50 million on April 9, 2012.  These notes will bear interest at 4.00% and will mature on June 30, 2016.  At September 30, 2011, $100 million was currently outstanding under the note purchase and private-shelf agreement.

During the second quarter of 2011, we settled our obligations related to the $35 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the nine months ended September 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At September 30, 2011, there were no amounts outstanding under the revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At September 30, 2011, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2011.

At September 30, 2011, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

Note 8.           Pension and Other Post-retirement Benefit Plans

The components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service cost	$717	$1,056	$377	$366
Interest cost	2,952	3,079	1,093	1,206
Expected return on plan assets	(3,697)	(3,616)	—	—
Amortization of:
Prior service cost (benefit)	408	447	(860)	(862)
Actuarial loss	808	784	545	596
Settlements	—	225	—	—

Net periodic benefit cost	$1,188	$1,975	$1,155	$1,306

The components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service cost	$2,224	$3,834	$1,130	$1,098
Interest cost	9,284	9,201	3,280	3,619
Expected return on plan assets	(11,295)	(11,096)	—	—
Amortization of:
Prior service cost (benefit)	1,330	1,341	(2,579)	(2,587)
Actuarial loss	2,726	2,067	1,635	1,789
Settlements	—	225	—	—

Net periodic benefit cost	$4,269	$5,572	$3,466	$3,919

We previously disclosed in our consolidated financial statements for the year ended December 31, 2010, that although we do not have a minimum funding requirement for defined benefit pension plans in 2011, we may elect to make contributions of up to $3.9 million directly to pension plans.  As of September 30, 2011, we have made payments of approximately $3.1 million to our pension plans.  In addition, as previously reported, we expected to contribute $4.5 million, net of subsidy reimbursements, directly to other post-retirement plans in 2011.  As of September 30, 2011, we have contributed approximately $2.2 million to our other post-retirement plans.  We now expect to contribute a total of approximately $3.0 million to our other post-retirement plans in 2011.

Note 9.           Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2011, share-based compensation expense related to non-qualified option grants, restricted stock awards, and performance unit awards was approximately $0.2 million and $2.3 million, respectively.  During the three and nine months ended September 30, 2010, share-based compensation expense related to non-qualified option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $2.4 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $2.0 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the nine months ended September 30, 2011, we granted 5,000 non-qualified stock options with an exercise price of $8.10.

During the nine months ended September 30, 2011, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 40,018 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 82,532 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 345,240 performance units with vesting of the award subject to achievement of a targeted shareholder return on our common stock over a three-year period. The third type of award was comprised of 626,359 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three and nine months ended September 30,

2011, as it is probable a portion of the awards will vest as performance criteria are met.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of FASB ASC Subtopic 718-10.  During the three and nine months ended September 30, 2011, we recognized credits of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and nine months ended September 30, 2010, we recognized expense of approximately $0.1 million and a credit of approximately $0.3 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 10.         Interim Segment Information

Factors Used to Identify Reportable Segments

We have evaluated our disclosures of our business segments in accordance with FASB ASC Subtopic 280-10, and as a result we have classified our operations into two principal reportable segments:  Tissue and Paper, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales external customers:
Tissue	$86,381	$89,664	$249,301	$256,116
Paper	179,454	184,324	532,595	539,355

	$265,835	$273,988	$781,896	$795,471

Operating profit (loss):
Tissue	$7,008	$13,460	$21,976	$35,072
Paper	5,589	9,602	6,656	13,046
Corporate & eliminations	(2,583)	(143)	(11,391)	(6,583)

	$10,014	$22,919	$17,241	$41,535

	September 30,	December 31,
	2011	2010

Segment assets:
Tissue	$235,416	$208,988
Paper	436,487	431,512
Corporate & unallocated*	34,283	37,109

	$706,186	$677,609

*      Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Note 11.         Subsequent Events

On October 24, 2011, we announced that we had retained a timber advisory firm to market and broker the sale of approximately 72,800 acres of commercial timberlands.  The active marketing of these lands began in the fourth quarter of 2011.  The net book value of the timberlands identified for sale of approximately $6.0 million is included in the Paper segment’s assets.  The timing of any potential sales transaction, or if in fact a transaction will occur, is uncertain at this time.

The print and color portion of our Paper business segment competes in the declining uncoated freesheet market.  Faced with continuing margin compression and volume pressures, we announced on October 24, 2011, that we have engaged a financial advisor to assist in the evaluation of a range of alternatives for this business.  The results of that evaluation of alternatives are uncertain at this time.

On October 26, 2011, our revolving-credit agreement was amended to expand our ability to engage in a transaction or series of transactions that may result in a divestiture of our print and color assets, along with our remaining timberland assets, so long as the assets divested do not exceed 24 percent of the our consolidated total assets, as defined in the original credit agreement entered into with the lenders dated as of June 23, 2010.  Although the results of the evaluation of alternatives are uncertain at this time, this amendment will allow us to divest our print and color assets, along with our remaining timberland assets, should our evaluation of strategic alternatives result in a transaction or series of transactions that involve a divestiture.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the critical accounting policies and estimates and the notes to the consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2010, for our accounting policies and other disclosures which are pertinent to these statements.

Operations Review

Overview

Consolidated

	Three Months		Nine Months
(all dollar amounts in thousands, except per	Ended September 30,		Ended September 30,
share data)	2011	2010	2011	2010

Net earnings	$5,181	$13,164	$7,020	$21,648
Net earnings per share—basic	$0.11	$0.27	$0.14	$0.44
Net earnings per share—diluted	$0.10	$0.27	$0.14	$0.44

In the third quarter of 2011, we reported net earnings of $5.2 million, or $0.10 per diluted share, compared to prior year net earnings of $13.2 million, or $0.27 per diluted share.  Net earnings for the third quarter of 2011 included after-tax capital-related expenses of $0.4 million, or $0.01 per diluted share, due to the expansion project in our Tissue segment.  In addition, net earnings for the third quarter of 2011 included after-tax gains on sales of timberlands of $0.1 million, or less than $0.01 per diluted share.  Net earnings in the three months ended September 30, 2010, included after-tax gains on sales of timberlands of $2.6 million, or $0.05 per diluted share, and an after-tax gain of $0.8 million, or $0.02 per diluted share, due to Internal Revenue Service clarification regarding calculation of a 2009 alternative fuel mixtures tax credit.

For the nine months ended September 30, 2011, we reported net earnings of $7.0 million, or $0.14 per diluted share, compared to net earnings of $21.6 million, or $0.44 per diluted share, in the first nine months of 2010.  Net earnings during the first nine months of 2011 included after-tax capital-related expenses of $3.3 million, or $0.07 per diluted share, due to a paper machine rebuild within our Paper segment and an expansion in our Tissue segment; after-tax expenses of $0.4 million, or $0.01 per diluted share, related to the transition to a reduced operating schedule at a paper mill in our Paper segment; and after-tax gains on sales of timberlands of $0.3 million, or $0.01 per diluted share.  Net earnings during the first nine months of 2010 were impacted by income tax charges of $1.2 million, or $0.02 per diluted share, related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts

of March 2010.  The first nine months of 2010 also included after-tax gains on sales of timberlands of $4.9 million, or $0.10 per diluted share, and an after-tax gain of $0.8 million, or $0.02 per diluted share, due to Internal Revenue Service clarification regarding calculation of a 2009 alternative fuel mixtures tax credit.

Net Sales and Gross Profit on Sales

Consolidated

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales	$265,835	$273,988	$781,896	$795,471
Tons sold	160,199	169,015	474,686	504,921
Gross profit on sales	$27,150	$42,551	$75,285	$100,047
Gross profit margin	10%	16%	10%	13%

Consolidated net sales decreased 3%, while shipments decreased 5% during the third quarter of 2011 as compared to the third quarter of 2010.  The decrease in shipments is primarily due to volume reductions within the Paper segment’s print and color category.  During the same comparative periods, average net selling price increased more than 2%, or approximately $5 million, with actual net selling price increases slightly offset by smaller degradations in overall product mix.

Comparing the nine months ended September 30, 2011 and 2010, consolidated net sales decreased nearly 2%, while shipments decreased 6%.  The decrease in shipments is due primarily to volume reductions within the Paper segment’s print and color market category.  During the same comparative periods, average net selling price increased 5%, or approximately $32 million, with increases in actual net selling price contributing to more than three-quarters of the increase, and enhancements in overall product mix contributing to the remaining increase.

Gross profit for the three months ended September 30, 2011, was $27.2 million compared to $42.6 million for the three months ended September 30, 2010.  Gross profit in the third quarter of 2011 included capital-related charges of $0.2 million related to the expansion in our Tissue segment, partly offset by a favorable impact on gross margin of $0.1 million due to our timberland sales program.  Gross profit margins in the third quarter of 2010 were positively impacted by $1.3 million related to a tax credit for the use of qualified alternative fuel mixtures and $4.2 million related to gains on sales of timberlands.  Comparing the three months ended September 30, 2011 with the same period in 2010, sales price improvements were more than offset by fiber and energy cost increases of $6 million and $2 million, respectively, as well as degradations in overall product mix.

Year-to-date, gross profit decreased to $75.3 million in 2011, from $100.0 million reported in 2010.  Gross profit in the nine months ended September 30, 2011 included capital-related charges of $4.4 million, mostly due to a paper machine rebuild within our Paper segment, $0.6 million of charges related to the transition to a reduced operating schedule at a paper mill within our Paper segment, and $0.4 million of gains on sales of timberlands.  Gross profit margins for the first nine months of 2010 were positively impacted by $1.3 million related to a tax credit for the use of qualified alternative fuel mixtures and $7.9 million related to gains on sales of timberlands.  Fiber-related costs increased by over $16 million, and energy-related costs increased by approximately $4 million, in the nine months ended September 30, 2011, compared to the same period in 2010.

	September 30,
Consolidated Order Backlogs	2011	2010

Order backlogs in tons:
Tissue	2,400	2,900
Paper	33,400	32,400

	35,800	35,300

Backlog tons at September 30, 2011 represent $57.6 million in sales compared to $62.5 million in sales at September 30, 2010.  The entire backlog at September 30, 2011 is expected to be shipped during the remainder of 2011.

Tissue

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales	$86,381	$89,664	$249,301	$256,116
Tons sold	44,125	45,674	129,396	132,006
Gross profit on sales	$12,767	$19,417	$39,348	$51,973
Gross profit margin	15%	22%	16%	20%
Operating profit	$7,008	$13,460	$21,976	$35,072

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

Tissue net sales and shipments for the quarter ended September 30, 2011, as compared to the same period in 2010, decreased by 4% and more than 3%, respectively.  Average net selling price remained relatively flat in the third quarter of 2011 compared to the third quarter of 2010.

Net sales decreased 3% and shipments decreased 2% in the first nine months of 2011, as compared to the same period in 2010.  Average net selling price decreased less than 1%, or less than $1 million, during the same comparative periods, with actual selling price decreases slightly offset by product mix improvements.

Gross profit margins for Tissue were 15% in the third quarter of 2011 compared to 22% in the third quarter of 2010.  In the quarter-over-quarter comparison, the fluctuation in gross profit was primarily a result of a relatively flat average net selling price being more than offset by unfavorable fiber and energy cost increases of approximately $3 million and less than $1 million, respectively.

The gross profit margins for Tissue were 16% and 20% for the nine months ended September 30, 2011 and 2010, respectively.  Year-over-year, a slight decrease in average net selling price and increases in fiber and energy costs of $6 million and $1 million, respectively, resulted in lower gross profit margins.

Paper

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Net sales	$179,454	$184,324	$532,595	$539,355
Tons sold	116,074	123,341	345,290	372,915
Gross profit on sales	$14,210	$19,244	$35,487	$42,352
Gross profit margin	8%	10%	7%	8%
Operating profit	$5,589	$9,602	$6,656	$13,046

The print and color portion of the Paper business unit, which represents approximately 50 percent of 2010 segment revenues, competes in the declining uncoated freesheet market.  Faced with continuing margin compression and volume pressures, the Company has undertaken a series of initiatives since 2007 to optimize this business.  For more than six months, the Company has evaluated a range of alternatives for this business.  The Company is transitioning production capacity at the Brainerd mill from print and color to growing technical markets which will concentrate print and color operations at the Brokaw mill for the benefit of customers and shareholders.  The Company is working with its financial advisor in continuing to evaluate a range of alternatives, including potential sale of its print and color business and Brokaw mill.  The results of that evaluation of alternatives are uncertain at this time.

A $27 million paper machine rebuild in Brainerd, Minnesota was completed in the first quarter of 2011, and provides capabilities to produce a wide range of unsaturated tape-backing paper.  This capital investment is expected to improve the overall cost-efficiency and manufacturing flexibility of the Paper segment’s future operations.

The Paper segment’s net sales for the third quarter of 2011 decreased 3% compared to the same period in 2010, while shipments declined 6% over the same comparative period.  The decline in shipments quarter-over-quarter was primarily due to volume reductions within the print and color market category and demand weakness in the economically sensitive coated and liner product category.  The decrease in shipments was partially offset by a 4%, or almost $5 million, increase in average net selling price.  The increase in average net selling price was due to actual net selling price increases, partially offset by a decline in overall product mix.

For the first nine months of 2011, the Paper segment’s net sales decreased 1% from net sales in the first nine months of 2010.  During the same comparative periods, shipments declined by more than 7% mainly a result of demand weakness in the economically sensitive coated and liner product category and volume reductions within the print and color market.  Year-over-year, average net selling price increased nearly 7%, or approximately $32 million, with actual net selling price increases attributing to approximately $27 million of the overall increase, and the remainder due to product mix improvements.

Paper recorded a gross profit margin of 8% in the third quarter of 2011 compared to a gross profit margin of 10% in the third quarter of 2010.  During the third quarter of 2010, gross profit was positively impacted by $1.3 million, or 1 percentage point, related to the alternative fuel mixture tax credit.  Comparing the third quarter of 2011 to the same period in 2010, an increase in fiber and energy costs of approximately $3 million and $2 million, respectively, negatively impacted gross profit margins.

Paper’s gross profit margin decreased from 8% to 7% during the first nine months of 2011, compared to the first nine months of 2010.  Gross profit for the nine months ended September 30, 2011 included capital-related expenses of $4.0 million due to the rebuild of a paper machine in our Brainerd, Minnesota paper mill, and charges of $0.6 million related to the transition to a reduced operating schedule in our Brokaw, Wisconsin paper mill.  In the year-over-year nine month comparison, an increase in fiber-related costs of $10 million combined with an increase in energy costs of $3 million negatively impacted gross profit margin.

Selling and Administrative Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Selling and administrative expense	$17,136	$19,632	$58,044	$58,512
As a percent of net sales	6%	7%	7%	7%

Selling and administrative expenses in the third quarter of 2011 were $17.1 million compared to $19.6 million in the same period of 2010.  Stock-based incentive compensation programs resulted in expense of $0.2 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.  The majority of the remaining decrease in selling and administrative expense was due to reduced provisions for doubtful accounts and decreases in compensation, advertising, and consulting expenses.

Selling and administrative expenses for the nine months ended September 30, 2011, were $58.0 million compared to $58.5 million in the same period of 2010.  Stock-based incentive compensation programs resulted in expense of $1.9 million for the nine months ended September 30, 2011, compared to expense of $1.5 million for the nine months ended September 30, 2010.  The majority of the remaining year-over-year change in selling and administrative expense was due to reduced provisions for doubtful accounts and decreases in recruiting and consulting expenses.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Interest expense	$1,640	$1,701	$5,415	$4,867
Loss on early extinguishment of debt	—	—	666	—
Other income, net	12	14	55	185

Interest expense in the third quarter of 2011 was $1.6 million, compared to interest expense of $1.7 million in the third quarter of 2010.  For the first nine months of 2011, interest expense increased to $5.4 million from $4.9 million of interest expense recorded during the same period in 2010.  The increase in the year-over-year comparisons is primarily due to an increase in average debt balances outstanding during the respective periods.  Total debt was $162.8 million and $114.1 million at September 30, 2011 and 2010, respectively.  Total debt at December 31, 2010, was $127.4 million.

During the second quarter of 2011, we settled our obligations related to the $35.0 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in a loss on early extinguishment of debt of $0.7 million in the nine months ended September 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2011	2010	2011	2010

Provision for income taxes	$3,205	$8,068	$4,195	$15,205
Effective tax rate	38.2%	38.0%	37.4%	41.3%

The effective tax rate for the nine months ended September 30, 2010 was impacted by an additional provision for deferred income taxes of $1.2 million related to the passage of the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The passage of these Acts eliminated the income tax deduction for retiree health care costs beginning in 2013 equal to the federal subsidies received for providing retiree prescription drug benefits.  The effective tax rate for the remainder of 2011 is expected to be in the range of 37% - 40%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2011	2010

Cash provided by operating activities	$32,208	$27,033
Capital expenditures	63,071	27,478

Net cash provided by operating activities was $32.2 million for the nine months ended September 30, 2011, compared to $27.0 million during the same period in 2010.  The increase in year-over-year comparisons of cash provided by operating activities reflects fluctuations in working capital partially offset by a decrease in cash earnings during the comparative periods.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion will include a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  We anticipate capital spending related to this project to be approximately $52 million in 2011, $142 million in 2012, and $13 million in 2013.  We expect to fund the project primarily from future cash flows from operations and available credit from our established $325 million borrowing base.  Construction related to the new paper machine, which will be located at our converting facility in Harrodsburg, Kentucky, is underway, and startup is expected in the first quarter of 2013.

Capital spending for the first nine months of 2011 was $63.1 million compared to $27.5 million during the first nine months of 2010.  The increase in capital expenditures in the first three quarters of 2011 as compared to the same period in 2010 is primarily due to the $27 million paper machine rebuild in our Paper segment that was completed in early 2011 and the Tissue expansion project.  Total capital spending for the full year of 2011 is expected to be approximately $85 million, including capital spending related to the Tissue expansion project.

During the third quarter of 2011, we sold approximately 120 acres of timberlands, resulting in an after-tax gain of $0.1 million, compared to sales of approximately 4,400 acres of timberlands, resulting in an after-tax gain of $2.6 million, during the same period of 2010.  Year-to-date, we have sold approximately 440 acres of timberlands, resulting in an after-tax gain of $0.3 million, compared to sales of approximately 6,600 acres of timberlands, resulting in an after-tax gain of $4.9 million, during the first nine months of 2010.  Approximately 7,500 acres remain in the timberland sales program.

In addition, on October 24, 2011, we announced that we had retained a timber advisory firm to market and broker the sale of approximately 72,800 acres of commercial timberlands, which could be used as a funding source for the previously announced Tissue expansion project.  The active marketing of these lands began in the fourth quarter of 2011.  The timing of any potential sales transaction, or if in fact a transaction will occur, is uncertain at this time.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2011	2010

Total debt	$162,775	$127,382
Stockholders’ equity	264,297	259,666
Total capitalization	427,072	387,048
Long-term debt/capitalization ratio	38%	33%

As of September 30, 2011, total debt increased to $162.8 million from the $127.4 million borrowed at December 31, 2010.  The increase in debt is due, in part, to the increased capital expenditures related to the paper machine rebuild within our Paper segment and the new tissue machine in our Tissue segment.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  In connection with this amendment, the parties to the private-shelf agreement agreed to issue additional notes totaling $50 million on April 9, 2012.  These notes will bear interest at 4.00% and will mature on June 30, 2016.  At September 30, 2011, $100 million was outstanding under the note purchase and private-shelf agreement.  We had a total of $50 million in unsecured senior notes available on an uncommitted basis under our existing private-shelf facility at September 30, 2011.

During the second quarter of 2011, we settled our obligations related to the $35 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the nine months ended September 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

In addition, at September 30, 2011, we had $43.8 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  At September 30, 2011, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At September 30, 2011, there were no amounts outstanding under the revolving-credit agreement.  At September 30, 2011, we had a total of approximately $61.5 million available for borrowing under our existing revolving-credit agreement, which reflects existing letter of credit agreements and the amounts outstanding under our commercial paper placement agreement.

We currently expect that cash provided by operations and the available credit under our private-shelf and credit agreements will provide sufficient liquidity to meet our cash flow needs for capital, working capital, and other liquidity needs during the remainder of 2011.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At September 30, 2011, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2011.

At December 31, 2010, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first nine months of 2011.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 17, 2010, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2011 to shareholders of record on February 1, 2011.  On April 21, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 16, 2011 to shareholders of record on May 2, 2011.  On June 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on August 15, 2011 to shareholders of record on August 1, 2011.  On October 19, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend will be paid on November 15, 2011 to shareholders of record on November 1, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.  There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.LAB  XBRL Taxonomy Extension Label Linkbase*

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

WAUSAU PAPER CORP.

Date: November 8, 2011	SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President-Finance,
Secretary and Treasurer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2011

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

101.LAB  XBRL Taxonomy Extension Label Linkbase*

101.PRE   XBRL Extension Presentation Linkbase*

101.DEF   XBRL Taxonomy Definition Linkbase*

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed.”