Form 10-K
period 2011-12-31
WAUSAU PAPER CORP.
filed 2012-02-29
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-13923

WAUSAU PAPER CORP.

(Exact name of registrant as specified in charter)

100 Paper Place
Mosinee, Wisconsin 54455	Wisconsin
(Address of principal executive office)	(State of incorporation)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common stock shares held by non-affiliates was approximately $308,411,872.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 15, 2012, 49,295,893 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2012 annual meeting of shareholders

(to the extent noted herein): Part III

i

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  A cautionary statement regarding forward-looking statements is set forth under the caption “Information Concerning Forward-Looking Statements” in Item 7.  This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products.  Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2011, we employed approximately 2,300 at six operating facilities located in four states.  Our operations are classified into two principal business segments: Tissue and Paper, with both business segments marketing their products under the Wausau Paper® trademark.  The Tissue segment produces a complete line of towel and tissue products that are marketed, along with soap and dispensing systems, for the away-from-home market.  Through 2011, the Paper segment produced specialty and fine printing and writing papers within four core markets - Food, Industrial & Tape, Coated & Liner, and Print & Color.

Financial Information About Segments

Information relating to our sales, a measure of operating profit or loss, and total assets by segment is set forth in Note 14 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

We compete in different markets within the paper industry.  Both of our business segments serve distinct market niches.  The various markets for our products are highly competitive, with competition based on service, quality, and price.

At December 31, 2011, our six operating facilities were organized into two business segments as described below.

Tissue

Tissue produces a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial away-from-home market.

Under the Wausau Paper® trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, and Dubl-Nature®.  These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products.  Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels.  Tissue operates a paper mill located in Middletown, Ohio, and it operates a converting facility and its main distribution warehouse in Harrodsburg, Kentucky.  In addition, Tissue currently maintains a distribution warehouse in Danville, Kentucky.

Competition comes from major integrated paper companies and smaller converters who primarily service consumer and food service markets as well as the industrial and institutional markets concentrated on by Tissue.  Our major competitors include Georgia-Pacific LLC, Kimberly Clark Corporation, and SCA Hygiene Products.

Paper

During 2011, the Paper segment was a producer of specialty and fine printing and writing papers focused in four core market sectors - Food, Industrial & Tape, Coated & Liner, and Print & Color.  The products of the Paper segment were manufactured at facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee and Brokaw, Wisconsin.

During 2011, the Print & Color sector provided a breadth of products including premium uncoated printing, writing, text, cover, and board grades in a wide range of weights, colors, sizes, and finishes.  In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  The Print & Color portion of the Paper business unit competed in the declining uncoated freesheet market, and was therefore faced with continuing margin compression and volume pressures.  Sale of the Print & Color brands, select paper inventory, and certain manufacturing equipment was completed in late January 2012.  Permanent closure of the Brokaw mill is expected by mid-2012, marking the end of our material participation in Print & Color markets.  Our exit from the Print & Color business aligns the Paper segment with growth-oriented technical markets; Industrial & Tape, Food, and Coated & Liner.  During 2011, we began transitioning production capacity at the Brainerd, Minnesota paper mill from Print & Color to Industrial & Tape markets.  In the first quarter of 2011, we completed the rebuild of our paper machine at the Brainerd mill, providing capacity to serve the growing global tape market.  Commercialization of the Brainerd mill’s new technical capabilities is on schedule with volume ramp-up well underway.

The Food sector includes products for food processing, food packaging, and foodservice including products used for baking applications, microwave popcorn, and food packaging products.

The Industrial & Tape sector includes products for interleaving, saturating, coating, unsaturated crepe base, and a range of micro markets. We completed a $27 million capital project to rebuild an existing paper machine in Brainerd, Minnesota to provide enhanced manufacturing capabilities and to increase capacity to support Paper segment growth in key, strategic markets.

Products in the Coated & Liner sector include siliconized release papers for use in pressure sensitive tapes, specialty label applications, the production of fiber composite applications, casting sheets used in the production of solar cells, and high-performance specialty liners (a base from which “peel-and-stick” pressure sensitive labels are dispensed).

Under the Wausau Paper® trademark, products are marketed under a variety of brands including EcoSelect™, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProPly®, and ProTec®.

Competition for the Paper segment comes from a wide range of paper-producing companies, of which our principal competitors include Ahlstrom Corporation, Packaging Dynamics Corporation, Nordic Paper, Nippon Paper Group, Inc., UPM, Boise Cascade, LLC, Domtar, Inc., Gascogne Paper, Mondi Group, and Neenah Paper, Inc.

International Sales

Currently, foreign sales represent approximately 9% of our consolidated net sales, with sales to Canada representing 6% of consolidated net sales. Refer to Note 14 of the Notes to Consolidated Financial Statements for our geographic data.

Raw Materials

Fiber is the basic raw material used to manufacture our finished product and includes the following categories:  market pulp (from wood and recycled paper or paper products), internally produced pulp, wastepaper, and purchased towel and tissue parent rolls.  Fiber represents approximately 50% of our total cost of sales in 2011.  Market pulp (an aggregate of approximately 341,000 air-dried metric tons in 2011) was purchased on the open market, principally from producers in the United States and Canada.  From time to time we may purchase pulp futures contracts as a hedge against significant future increases in the price of market pulp.

Approximately 96,000 standard tons of pulp was produced at our pulp mill in Mosinee, Wisconsin.  In 2011, 11% of the pulpwood consumed in our pulping operation was produced from our own timberlands with the remainder purchased in the form of pulpwood and chips.  Pulpwood was purchased from approximately 200 independent loggers at market prices while chips were purchased from independent sawmills.

During 2011 we purchased 146,000 standard tons of wastepaper from domestic suppliers at prevailing market prices.  This wastepaper represents approximately 90% of the fiber required to manufacture 61% of our Tissue segment’s 2011 parent roll requirement.  The balance of our parent roll requirements, or approximately 69,000 tons, was purchased from other towel and tissue manufacturers at market prices.

Various chemicals are used in the pulping and papermaking processes.  These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

Energy

Our paper mills consume significant amounts of electrical and steam energy, which are adequately supplied by public utilities or generated at facilities operated by us.  We generate approximately 34% of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower.  Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations.

We contract for the supply and delivery of natural gas at some of our facilities.  Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities.  We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2012 and 2019.  At December 31, 2011, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2012 and 2016. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

Patents and Trademarks

Wausau Paper develops and maintains trademarks and patents in the conduct of our business.  Trademarks include Wausau Paper®, EcoSelect™, ProPly®, ExperTec®, DuraTec®, InvenTec®, ProGard®, ProRedi®, ProTec®, Bay West®, EcoSoft™, DublSoft®, OptiCore®, OptiServ®, Revolution®, Dubl-Nature®, and Wave ‘N Dry®, among others.  Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets, and certain silicone release papers.  We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business.  We do not own or hold material licenses, franchises, or concessions.

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

Major Customers

No single customer accounted for 10% or more of our consolidated net sales during 2011.  On a segment basis, one customer accounted for approximately 11% of Tissue net sales.  No single customer accounted for 10% or more of Paper net sales.

Backlog

Consolidated order backlogs at December 31, 2011, decreased to approximately 30,500 tons, representing $47.0 million in sales, compared to 31,000 tons, or $48.4 million in sales, at December 31, 2010. Consolidated order backlogs at December 31, 2009, were approximately 42,300 tons, or $63.5 million in sales.  A backlog of unmade customer orders is monitored to optimize paper machine production.  A change in customer backlog does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2011, is expected to be shipped during fiscal 2012.  Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved food packaging and food service papers, including more environmentally friendly product adjacencies, industrial micromarket papers, silicone coated papers for the aerospace industry, premium printing paper brand enhancements, and new towel, tissue, and soap dispensers.  Expenditures for product development were $3.3 million, $3.1 million, and $2.4 million in 2011, 2010, and 2009, respectively.

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

We have a strong commitment to protecting the environment.  Like our competitors in the paper industry, we face ongoing capital investments and operating expenses to comply with expanding and more stringent environmental regulations.  We estimate that our capital expenditures for environmental compliance purposes will approximate $1.2 million in 2012.

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

Employees

We employed approximately 2,300 at the end of 2011.  Most hourly mill employees are covered under collective bargaining agreements.  We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011.  The agreement covers all five collectively bargained mills and includes competitive increases in wages and retirement income benefits.  On December 20, 2011, the Company and the United Steelworkers Local 1381 signed a closure agreement for the Brokaw, Wisconsin, paper mill, which included severance and continuation of certain benefits.  We maintain good labor relations at all facilities and expect that any future contracts will be negotiated at competitive rates.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of February 29, 2012.

Henry C. Newell, 54

President and Chief Executive Officer since January 2012.  Previously, Executive Vice President, Chief Operating Officer, (2011), Senior Vice President, Paper (2010-2011), Senior Vice President, Specialty Products (2008-2009), and Vice President, Business Development (2007-2008).  Also, Vice President and Chief Financial Officer, for several portfolio companies of Atlas Holding LLC (2006-2007).

Scott P. Doescher, 52

Executive Vice President, Finance, Secretary and Treasurer.  Previously, Vice President, Finance, Printing & Writing Group (1998-2001), Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

Michael R. Wildenberg, 69

Senior Vice President, Tissue since January 2009.  Previously, Vice President, Sales and Marketing, Tissue Division (1984-2008).

Michael W. Nelson, 45

Senior Vice President, Paper since March 2011.  Previously, Vice President, Sales and Marketing, Paper (2007-2011).  Also, Vice President, Sales and Marketing, Printing and Carbonless Papers Division, Glatfelter Corporation (2006-2007).

Sherri L. Lemmer, 44

Vice President, Finance and Information Technology since January 2012.  Previously, Vice President, Corporate Controller (2006-2011).

Available Information

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to “Investors — SEC Filings” at wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission (“SEC”).

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

We compete in different markets within the paper industry on the basis of the quality and performance of our products, customer service, product development activities, price, and distribution.  All of our markets are highly competitive.  Our competitors vary in size, and many have greater financial and marketing resources than we do.  In some of our markets, the industry’s capacity to make products exceeds current demand levels.  Competitive conditions in some of our segments have caused us to incur lower net selling prices and reduced gross margins and net earnings.  These conditions may continue indefinitely.  See Item 1 of this report for information regarding the number and identities of our competitors in our operating segments.  See Item 7 concerning recent competitive conditions in the markets we serve.

As a producer of specialty papers, we target markets in which our relative size, equipment and product development capabilities, and customer service emphasis provide us a competitive advantage.  We work to limit our exposure to commodity products where competitors with larger assets generally have production cost advantages.  Recent improvements in some commodity products have narrowed the quality differential between these products and our specialty products.  Changes of this nature could further “commoditize” and reduce the size of our target markets.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell.

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets.  These changes may result in decreased demand for our products.  As an example, our Paper segment’s Industrial & Tape sector’s business usually declines during periods of economic slowdowns as industrial and housing construction activity is curtailed.  There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner.  The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations.

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

In 2012, we expect to purchase approximately 40%, or 74,000 tons, of our towel and tissue parent roll requirements from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

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

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel.  Accomplishing this may be affected by fluctuations in global economic and industry conditions, changes in our management or leadership, and the effectiveness of our compensation programs.  If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and, as a result, our revenue and profitability may decline.  In addition, effective succession planning for our key personnel is important to our long-term success.  Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

The costs of complying with environmental regulations may increase substantially and adversely affect our consolidated financial condition, liquidity, or results of operations.

We are subject to various environmental laws and regulations that govern discharges into the environment and the handling and disposal of hazardous substances and wastes.  Environmental laws impose liability and clean-up responsibility for releases of hazardous substances into the environment.  We will continue to incur substantial capital and operating expenses in order to comply with current laws.  Any changes in these laws or their interpretation by government agencies or the courts may significantly increase our capital expenditures and operating expenses and decrease the amount of funds available for investment in other areas of operation.  In addition, we may be required to eliminate or mitigate any adverse effects on the environment caused by the release of hazardous materials, whether or not we had knowledge of, or were responsible for, such release.  We may also incur liability for personal injury and property damages as a result of discharges into the environment.  The costs of remediation of known environmental sites, such as described in Note 10 of the Notes to Consolidated Financial Statements, may exceed current estimates and there may be additional sites not now known to us that may require significant remediation expenses in the future.  If costs or liabilities related to environmental compliance increase significantly, our consolidated financial condition, liquidity, or results of operations may be adversely affected.

We may be unable to generate sufficient cash flow or secure sufficient credit to simultaneously fund our operations, finance capital expenditures, and satisfy other obligations.

Our business is capital-intensive and requires significant expenditures for equipment maintenance and new or enhanced equipment for environmental compliance matters, and to support our business strategies.  We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flows, cash and cash equivalents, our existing credit facility or other bank lines of credit, and other long-term debt.  If we are unable to generate sufficient cash flow from these sources or if we are unable to secure needed credit due to our performance or tighter credit markets, we could be unable to meet our near- and longer-term cash needs.

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

Any acquisitions, major capital investments, facility closings, or other structural changes may result in financial results that are different than expected.

In 2012, we plan to permanently close a paper mill in Brokaw, Wisconsin, marking the end of our material participation in the Print & Color markets.  Prior to 2011, we closed or disposed of certain businesses and assets in response to changes in market conditions or strategic plans.  In addition, in the normal course of business, we engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition or disposition of businesses.  We also continually review and may implement structural changes or invest in major capital projects designed to improve our operations or to reflect anticipated changes in long-term market conditions.  In the first quarter of 2011 we completed a $27 million rebuild of a paper machine in Brainerd, Minnesota, and in the fourth quarter of 2012 we plan to complete a $220 million Tissue expansion project at our Harrodsburg, Kentucky manufacturing facility.  As a result of these or similar future investments, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.

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

If we should develop a material weakness in our internal control over financial reporting, it could have a material adverse effect on the Company.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.  If a material weakness occurs, it could adversely affect our financial reporting process and our financial statements.  If we fail to maintain effective internal control over financial reporting it could have a material adverse effect on our business, operating results, and our stock price.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in financial accounting standards can have a significant effect on our reported results.  New accounting pronouncements may adversely affect our reported financial results in the future or require us to restate results we have already reported.  New financial accounting standards or interpretations may require us to recognize additional expenses in the future or change the manner in which amounts currently recognized are determined.  Such additional expense recognition may result in lower reported net earnings and decreased equity or increased balance sheet liabilities, either of which may reduce the market price of our common stock or affect our compliance with various covenants relating to our indebtedness.

We may incur significant, unexpected liabilities from current or future claims, including matters now threatened or in litigation.

We deal with claims that are threatened or made by third parties in the normal course of our business.  Some claims result in formal administrative or legal proceedings in which the amounts claimed are significant.  We assess each claim and make a judgment whether the claim will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  Claims that we believe could have material adverse effect if not resolved in our favor, or other claims that we believe to be significant, are discussed in Item 3 of this report and in Note 10 of the Notes to Consolidated Financial Statements for the most recent fiscal year, which are included in Item 8 of this report.  Our reports do not disclose or discuss all claims of which we are aware.  Our assessment of the materiality of any claim is based upon the amount involved, the underlying facts, and our assessment of the likelihood of a material adverse outcome.  If our assessment of a claim as immaterial is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity, or results of operations could be impacted.

The increasing costs of certain employee and retiree benefits could adversely affect our results.

Our net earnings and cash flow may be impacted by the amount of income or expense we expend for employee benefit plans.  This is especially true for pension and other post-retirement benefit plans, which are dependent on such elements as actual plan asset returns and factors used to determine the value and current costs of plan benefit obligations.  In addition, if medical costs were to rise at significantly faster rates than inflation, we may not be able to mitigate the rising costs of medical benefits.  Increases to the costs of pensions, other post-retirement and medical benefits could have an adverse effect on our financial results.

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

Significant shareholders or potential shareholders may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect our results of operations and financial condition.

Shareholders of the Company may from time to time engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes or acquire control over the Company.  Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire Company.  Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, potentially disrupting operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies.  As a result, shareholder campaigns could adversely affect our results of operations and financial condition.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Our headquarters is located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities consist of the following:

		Number of
		Paper	Practical	2011
Facility	Product	Machines	Capacity (1) (tons)	Actual (tons)

Paper
Rhinelander, WI	Paper	4	152,000	142,100

Mosinee, WI	Paper	4	119,000	112,300
	Pulp		96,000	96,000

Brainerd, MN	Paper	2	140,000	75,600

Brokaw, WI (2)	Paper	4	178,000	117,000

Tissue
Middletown, OH	Tissue	2	120,000	114,000
	Deink Pulp		110,000	106,100

Harrodsburg, KY	Converted Tissue	N/A	190,000	172,700

(1) “Practical capacity” is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.  Practical capacity at the Brainerd facility includes one paper machine that would require substantial capital resources and time to start up.

(2) Papermaking operations at the Brokaw mill permanently ceased in February 2012 with converting and full facility operations scheduled to close by mid-2012.

We currently maintain warehouse distribution facilities in order to provide prompt delivery of our products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Paper (1)	Allentown, PA	60,000	Leased (March 2012)

	Carrollton, TX	32,000	Leased (December 2012)

	City of Commerce, CA	30,000	Leased (December 2012)

	Bedford Park, IL	300,000	Leased (June 2012)

Tissue	Harrodsburg, KY	460,000	Owned

	Danville, KY	506,000	Leased (December 2012)

(1) Facilities maintained primarily for the distribution of Print & Color products.  With our 2012 exit of the Print & Color portion of our Paper business, we intend to discontinue distribution from these facilities by mid-2012.

Paper and Tissue also lease limited space in various warehouses to facilitate deliveries to customers.

During 2011, we sold approximately 80,700 acres of our timberlands, resulting in an after-tax gain of $23.3 million.  We have completed the sale of the timberlands in our timberland sales program that was initiated in 2005.

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

We may be involved from time to time in various other legal and administrative proceedings or subject to various claims in the normal course of business.  Although the ultimate disposition of legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate disposition of any threatened or pending matters, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.  See Item 1A concerning the possible effect of unexpected liabilities from current or future claims.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Wausau Paper common stock is listed on the New York Stock Exchange under the symbol “WPP.”

As of the record date of the annual meeting, February 15, 2012, (the “Record Date”) there were approximately 2,100 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 23,800 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 49,295,893 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2011*
First Quarter	$9.05	$7.03	—
Second Quarter	$8.21	$5.83	$.06
Third Quarter	$7.62	$5.82	—
Fourth Quarter	$8.49	$6.05	$.06

2010**
First Quarter	$11.89	$8.00	—
Second Quarter	$10.26	$6.73	—
Third Quarter	$8.53	$6.01	—
Fourth Quarter	$9.19	$7.63	$.06

2009***
First Quarter	$11.86	$3.75	—
Second Quarter	$9.61	$5.00	—
Third Quarter	$10.55	$5.98	—
Fourth Quarter	$12.21	$8.01	—

*       Two cash dividends of $.03 per share were declared in the second and fourth quarters in 2011.

**     Two cash dividends of $.03 per share were declared in the fourth quarter in 2010.

***   No cash dividends were declared in 2009.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,	For the Year Ended December 31,
except per share data)	2011*	2010**	2009***	2008****	2007*****

FINANCIAL RESULTS
Net sales	$1,034,574	$1,055,688	$1,032,144	$1,191,764	$1,240,438
Depreciation, depletion, and amortization	55,815	56,529	75,160	69,468	94,330
Operating (loss) profit	(26,088)	43,841	44,073	(16,754)	(13,767)
Interest expense	6,850	6,587	8,986	10,283	11,080
(Loss) earnings before income taxes	(33,538)	37,488	35,198	(26,670)	(24,054)
Net (loss) earnings	(21,698)	36,856	20,563	(15,834)	(1,825)
Cash dividends paid	5,905	1,475	4,151	16,713	17,205
Cash flows from operating activities	64,484	22,753	110,914	(2,520)	54,813

PER SHARE
Net (loss) earnings — basic	$(0.44)	$0.75	$0.42	$(0.32)	$(0.04)
Net (loss) earnings — diluted	(0.44)	0.75	0.42	(0.32)	(0.04)
Cash dividends declared	0.12	0.06	—	0.34	0.34
Stockholders’ equity	3.99	5.30	4.62	4.23	5.57
Basic average number of shares outstanding	49,160	48,965	48,834	49,033	50,477
Price range (low and high closing)	$5.86-8.96	$6.12-11.66	$3.80-11.87	$6.69-11.44	$8.60-15.52

FINANCIAL CONDITION
Working capital	$71,039	$109,139	$92,122	$118,830	$112,922
Total assets	678,830	677,609	655,101	710,850	744,197
Long-term debt	127,650	127,382	117,944	191,963	139,358
Stockholders’ equity	196,244	259,666	225,422	207,581	280,915
Capital expenditures	78,063	42,990	45,948	48,324	30,088

RATIOS
Percent net (loss) earnings to sales	(2.1)%	3.5%	2.0%	(1.3)%	(0.1)%
Percent net (loss) earnings to average stockholders’ equity	(9.5)%	15.2%	9.5%	(6.5)%	(0.7)%
Ratio of current assets to current liabilities	1.5 to 1	1.8 to 1	1.7 to 1	1.8 to 1	1.7 to 1
Percent of long-term debt to total capitalization	39.4%	32.9%	34.4%	48.0%	33.2%

* In 2011, includes after-tax expense of $52.9 million ($81.8 million pre-tax) or $1.08 per share of closure costs associated with the 2012 closure of Paper’s Brokaw, Wisconsin mill.  In addition, 2011 includes after-tax gains of $23.3 million ($36.0 million pre-tax) or $0.47 per share related to timberland sales, and after-tax expenses of $4.0 million ($6.2 million pre-tax) or $0.08 per share related to the Tissue expansion project and the paper machine rebuild at Paper’s Brainerd, Minnesota mill.

** In 2010, includes after-tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a natural gas transportation contract for the former manufacturing facility in Groveton, New Hampshire, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.  Also, includes charges of $1.2 million or $0.02 per share related to the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  Further, 2010 includes a credit for income taxes of $13.6 million or $0.28 per share related to the conversion of the previously claimed alternative fuel mixture tax credit to the cellulosic biofuel producers tax credit.

*** In 2009, includes after-tax expense of $17.3 million ($27.9 million pre-tax) or $0.35 per share related to closure costs and restructuring expenses as a result of the closure of Paper’s Groveton, New Hampshire and Jay, Maine mills, Appleton, Wisconsin converting facility, and the sale and closure of roll wrap operations.  In addition, includes after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to expenses associated with the towel machine rebuild at Tissue’s Middletown, Ohio mill and the start-up of Paper’s distribution center in Bedford Park, Illinois.  Also in 2009, includes after-tax gains of $8.4 million ($13.5 million pre-tax) or $0.17 per share related to a tax credit for the use of alternative fuel mixtures at Paper’s Mosinee, Wisconsin facility.  Further, includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Paper’s non-core yeast business.

**** In 2008, includes after-tax expense of $21.1 million ($33.8 million pre-tax) or $0.43 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Paper’s Groveton, New Hampshire mill, the sale and closure of the roll wrap portion of our Paper business, the permanent machine shutdown at Paper’s Jay, Maine mill, and the planned closure of converting operations at Paper’s Appleton, Wisconsin facility.  In addition, includes the settlement of an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $1.1 million or $0.02 per share.

***** In 2007, includes after-tax expense of $28.8 million ($45.9 million pre-tax) or $0.57 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Paper’s Groveton, New Hampshire mill.  In addition, effective January 1, 2007, we reorganized the various subsidiaries which comprised our operating segments to align more closely to our operating structure resulting in state tax benefits of $11.6 million or $0.23 per share primarily related to the release of valuation allowances on state net operating loss and credit carryovers of certain subsidiaries.

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the paper industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, the failure to recruit and retain key personnel, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, increasing costs of certain employee and retiree benefits, unforeseen liabilities arising from current or prospective claims, attempts by shareholders to effect changes at or acquire control over the Company, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10 “Property, Plant, and Equipment”, we evaluate the recoverability of the carrying amount of long-lived assets, including dispenser systems, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We use judgment when applying the impairment rules to determine when an impairment test is necessary.  Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.  Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows, which requires us to make estimates of our future cash flows related to the asset subject to review.  These estimates require assumptions about demand for our products, future market conditions, and technological developments.  Other assumptions in determining fair value include determining the discount rate and future growth rates.  In the years ended December 31, 2011 and 2010, we recorded an impairment loss of $58.8 million and $0.5 million, respectively, while no impairment loss was recorded in 2009.  Additional information regarding impairment losses is available in “Note 2 — Restructuring” in the Notes to Consolidated Financial Statements.

Pension Benefits

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors.  Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted 2011 defined benefit pension obligations by approximately $8.1 million.  In addition, a fluctuation in the expected rate of return on plan assets assumption of 25 basis points would have impacted defined benefit pension costs by approximately $0.5 million.  Additional information regarding pension benefits is available in “Note 7 — Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Other Post-retirement Benefits

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits.  Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted the 2011 obligations for post-retirement benefits other than pension by approximately $3.1 million.  In addition, a one percentage point increase in the assumed health care cost trend rate would impact obligations for post-retirement benefits by approximately $14.2 million, while a decrease of one percentage point would impact the same obligations by approximately $11.7 million.  Additional information regarding post-retirement benefits is available in “Note 7 — Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Environmental Matters

We record environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from third-party experts and our past experience with these matters.  At third-party sites where more than one potentially responsible party has been identified, we record a liability for its estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties.  Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup.  To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.  Additional information regarding environmental matters is available in “Note 10 — Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Other significant accounting policies, not involving the same level of uncertainties as those previously discussed, are important to an understanding of the consolidated financial statements.  Additional information regarding significant accounting policies is available in “Note 1 — Description of the Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Operations Review

Overview

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  The Print & Color portion of the Paper business segment competed in the declining uncoated freesheet market, and was faced with continuing margin compression and volume pressures.  Sale of the Print & Color brands, select paper inventory, and certain manufacturing equipment was completed in late January 2012.  The permanent closure of the Brokaw mill is expected by mid-2012, marking the end of our material participation in Print & Color markets.  Our exit of the Print & Color business aligns the Paper segment with growth-oriented technical markets: Industrial & Tape, Food, and Coated & Liner.  The Tissue segment continues to focus on production and marketing of a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial away-from-home market.

Consolidated
(all dollar amounts in thousands, except per share data)	2011	2010	2009
Net (loss) earnings	$(21,698)	$36,856	$20,563
Net (loss) earnings per share — basic and diluted	$(0.44)	$0.75	$0.42

In 2011, we reported a net loss of $21.7 million, or $0.44 per share, compared to prior-year net earnings of $36.9 million, or $0.75 per share.

Net earnings for 2011 included after-tax facility closure charges of $52.9 million, or $1.08 per share, related to the 2012 closure of the Brokaw mill.  Also included in 2011 are after-tax expenses of $4.0 million, or $0.08 per share, related to an expansion project in our Tissue segment and a paper machine rebuild within our Paper segment.  In addition, 2011 included after-tax gains on sales of timberlands of $23.3 million, or $0.47 per share.

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

For additional information on facility closures, please refer to “Note 2 — Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures, please refer to “Note 3 — Alternative Fuel Mixture Credits” in the Notes to Consolidated Financial Statements.  For additional information on the additional income tax charges and credits, please refer to “Note 8 — Income Taxes” in the Notes to Consolidated Financial Statements.

Consolidated Outlook

In the near term, the pace of growth in the United States and global economies remains uncertain.  With our 2012 exit from the Print & Color markets, our focus is narrowed to relatively stable or growing tissue and technical market categories.  We are focused and determined to achieve sales growth in our target markets to help us achieve our long-term return-on-capital-employed target of 15%.  Our ability to reach this target will continue to be influenced by general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and product pricing.

Segment Overview

Our Tissue business segment’s financial performance was pressured in 2011 by historically high wastepaper costs and competitive conditions in standard product categories.  The Tissue segment’s operating margins improved late in the year, as wastepaper costs decreased and the full benefit of earlier selling price increases were realized.  We continue to focus our efforts on our value-added product categories to improve our competitive strength and operating margins.  As a direct result of this focus, in 2011, our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally friendly, value-added products.  The expansion will include a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100% recycled fiber.  This $220 million expansion project remains on budget and continues to meet all construction and product development milestones.  Systems testing and machine start-up are anticipated to occur in the fourth quarter of 2012.

In December 2011, we announced the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  Our exit of the Print & Color business allows us to narrow our focus to growth within our core technical markets.  The Paper segment demonstrated year over year earnings improvement within these core technical markets during 2011, despite increased fiber costs and inconsistent demand in certain technical market categories.

Net Sales and Gross Profit on Sales

Consolidated
(all dollar amounts in thousands)	2011	2010	2009
Net sales	$1,034,574	$1,055,688	$1,032,144
Tons sold	627,260	666,614	685,045
Gross profit on sales	$58,598	$130,645	$132,834
Gross profit margin	6%	12%	13%

Net sales for the year ended December 31, 2011 were $1,034.6 million, compared with net sales of $1,055.7 million for the year ended December 31, 2010, a decrease of 2%.  Total shipments in 2011 of 627,260 tons decreased 6% from the 666,614 tons shipped in 2010, primarily due to volume reductions within the Paper segment’s Print & Color sector.  Net sales in 2009 were $1,032.1 million, and total tons shipped were 685,045 tons.

Comparing 2011 to 2010, average net selling price increased over 4%, or over $34 million, with actual net selling price increases contributing to more than three-quarters of the improvement, and the remaining increase a result of enhancements in overall product mix.  Compared to 2009, 2010 average net selling price increased over 5%, increasing net sales by $53 million, with actual net selling price increases contributing to more than half of the improvement, and the remaining increase a result of enhancements in overall product mix.

Gross profit margin decreased to $58.6 million, or 5.7% of net sales, in 2011 compared with $130.6 million, or 12.4% of net sales, in 2010.  Gross profit margin in 2009 was $132.8 million, or 12.9% of net sales.  During the year ended December 31, 2011, as compared to the same period in 2010, an increase in fiber and energy costs of approximately $19 million and $5 million, respectively, partially offset an increase in average net selling price, and increased gains from our timberland sales.  In addition, gross profit in 2011 was impacted by Brokaw mill closure charges within our Paper segment of $75.6 million, and expenses totaling $4.8 million due to a paper machine rebuild within our Paper segment and an expansion project in our Tissue segment.  In 2010 as compared to 2009, a significant increase in fiber costs more than offset a decrease in energy costs, an increase in average net selling price, and increased gains from our timberland sales.  Our timberland sales favorably impacted gross profit by $36.0 million in 2011, $8.0 million in 2010, and $3.2 million in 2009.

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

Fiber prices, consisting primarily of market pulp, wastepaper, pulpwood, and purchased towel and tissue parent rolls, increased during both 2011 and 2010.  As compared to 2010, 2011 fiber costs increased approximately $19 million, after increasing approximately $63 million in 2010 as compared with 2009.

During the second half of 2009, pulp and wastepaper prices steadily increased, and continued their upward trend through the first six months of 2010, reaching record-high levels.  Although pulp and wastepaper prices declined modestly late in 2010, they remained at elevated levels.  In 2011, pulp and wastepaper prices further increased, reaching record highs before declining significantly in the last quarter of the year.  Pulp and wastepaper prices have remained steady early in 2012.

In 2011, we consumed approximately 341,000 air-dried metric tons of market pulp and 146,000 standard tons of wastepaper.  Approximately 390,000 air-dried metric tons of market pulp and 140,000 standard tons of wastepaper were consumed in 2010.  The average consumption price of market pulp, the primary raw material used in the production of paper, increased approximately $22 per air-dried metric ton, or over $9 million, in 2011 as compared to 2010.  As compared with 2009, the average price of market pulp increased approximately $114 per air-dried metric ton, or over $54 million in 2010.  The average price of wastepaper, used in the production of towel and tissue products, increased $26 per standard ton, or almost $4 million, in 2011 as compared to 2010.  As compared with 2009, the average price of wastepaper increased $71 per standard ton, or almost $10 million, in 2010.  Purchased towel and tissue parent rolls, used in our Tissue segment’s converting operation, increased $68 per standard ton, or almost $5 million, in 2011 as compared to 2010, after remaining relatively flat in 2010 as compared to the year before.  The average price of pulpwood increased $4 per cord, or approximately $1 million, in 2011 as compared to 2010, after remaining relatively flat in 2010 as compared to 2009.

Energy-related prices, consisting primarily of natural gas, electricity, coal, fuel oil, and transportation, increased in 2011 as compared to 2010, with increases in the prices of electricity, fuel oil, transportation, and coal more than offsetting a decrease in the price of natural gas.  During 2010, overall energy prices declined slightly in comparison with 2009, with decreases in prices of natural gas, electricity, and coal more than offsetting an increase in the prices of fuel oil and transportation.  In total, energy-related costs, including transportation, increased approximately $5 million in 2011 as compared with 2010, after decreasing approximately $5 million in 2010 as compared with 2009.

During 2011, the average price of natural gas decreased 8%, or more than $1 million, as compared with 2010.  Comparing 2010 with 2009, the average price of natural gas decreased almost 13%, or nearly $3 million.  As compared with 2010, 2011 electricity costs increased almost 9%, or approximately $2 million, and coal costs remained relatively flat.  Fuel oil costs also remained flat in 2011 as compared with 2010.  As compared with 2009, 2010 fuel oil costs remained flat, electricity costs decreased 9%, or more than $2 million, and coal costs decreased 12%, or over $3 million.  In addition, transportation prices increased approximately $4 million in 2011 as compared with 2010, after increasing nearly $4 million from the prior year.

Labor and fringe costs increased 1% in 2011 as compared to 2010, after increasing 4% in 2010 as compared to 2009.  The increase in labor and fringe costs in 2010 was partially due to the cessation of a hiring freeze that had been implemented during 2009.  Depreciation expenses decreased 4% in 2011 as compared to 2010, after decreasing 36% in 2010 as compared to 2009.  The decrease in 2010, as compared to 2009, was due to the impact of accelerated depreciation related to facility closures in 2009.  For additional information, refer to “Note 2 — Restructuring” in the Notes to Consolidated Financial Statements.

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

Tissue
(all dollar amounts in thousands)	2011	2010	2009
Net sales	$336,268	$343,309	$336,215
Tons sold	173,451	176,758	176,562
Gross profit on sales	$55,251	$69,192	$72,020
Gross profit margin	16%	20%	21%
Operating profit	$31,358	$46,150	$49,469

In April 2011, our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally friendly, value-added products.  The expansion will include a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100% recycled fiber.  We anticipate systems testing and machine start-up to occur in the fourth quarter of 2012.

Tissue 2011 net sales were $336.3 million, a decrease of 2% from 2010 net sales of $343.3 million.  Shipments decreased 2% in 2011 to 173,451 tons compared with 176,758 tons shipped in 2010.  In 2009, net sales were $336.2 million on shipments of 176,562 tons.  Despite increases in average net selling price late in 2011, year-over-year, average net selling price remained relatively flat in 2011 as compared to 2010.  Average net selling price increased approximately 2% in 2010 as compared to 2009, favorably impacting net sales by nearly $8 million.  Actual net selling price increases accounted for approximately one-third of the average net selling price gain, while the remaining increase resulted from product mix improvements.

Market demand for away-from-home towel and tissue products decreased slightly in 2011 after decreasing slightly in 2010.  Shipments of Tissue’s higher-priced, value-added products remained flat in 2011, after increasing 7% in 2010, while shipments of lower-priced standard products decreased 4% in 2011 after decreasing 4% in 2010.  As 2012 began, away-from-home towel and tissue prices have remained relatively stable.

Tissue gross profit margin was 16.4% in 2011, 20.2% in 2010, and 21.4% in 2009.  Increases in the cost of wastepaper, purchased towel and tissue parent rolls, transportation, electricity, and fuel oil more than offset a slight decrease in the cost of pulp, natural gas, and coal, resulting in decreased margins in 2011 as compared to 2010.  Wastepaper, purchased towel and tissue parent rolls, transportation, electricity, and fuel oil combined to increase more than $11 million, while pulp, natural gas, and coal prices combined to decrease less than $1 million in 2011 as compared with 2010.  Increases in the cost of wastepaper, pulp, and purchased towel and tissue parent rolls more than offset an increase in average net selling price and the reduced cost of electricity and coal, resulting in decreased margins in 2010 as compared to 2009.  Wastepaper, pulp, and purchased towel and tissue parent roll prices increased $12 million, while energy prices decreased almost $1 million in 2010 as compared with 2009.

In 2011, approximately 39%, or 69,000 tons, of Tissue’s total parent roll consumption was purchased from other towel and tissue manufacturers, compared to the 76,000 tons of parent rolls purchased in 2010.  The decrease was primarily due to increased efficiency and output of our towel machine at the Middletown, Ohio mill.  Industry supply of these parent rolls was readily available throughout 2011 and 2010.

Paper
(all dollar amounts in thousands)	2011	2010	2009
Net sales	$698,306	$712,379	$695,929
Tons sold	453,809	489,856	508,483
Gross (loss) profit on sales	$(32,720)	$55,621	$58,335
Gross margin	(5)%	8%	8%
Operating (loss) profit	$(76,225)	$12,301	$9,602

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  The Print & Color portion of the Paper business segment competed in the declining uncoated freesheet market, and was therefore faced with continuing margin compression and volume pressures.  Sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment was completed in late January 2012.  Permanent closure of the Brokaw mill is expected by mid-2012, marking the end of our material participation in Print & Color markets.  Our exit of the Print & Color business aligns the Paper segment with growth-oriented technical markets, including Industrial & Tape, Food, and Coated & Liner.  The Company is transitioning production capacity at the Brainerd, Minnesota paper mill from Print & Color to technical markets.  The 2011 rebuild of the paper machine at the Brainerd mill provides capacity to serve the growing global tape market.  Commercialization of the Brainerd mill’s new technical capabilities is on schedule with volume ramp-up well underway.

The Paper segment recorded net sales of $698.3 million for the year ended December 31, 2011, compared to $712.4 million for the year ended December 31, 2010, a decrease of 2%.  Shipments decreased more than 7% over the same time period, from 489,856 tons in 2010 to 453,809 tons in 2011, due primarily to volume reductions within the Print & Color market.  Net sales and shipments in 2009 were $695.9 million and 508,483 tons, respectively.  Product shipments in 2010 declined approximately 4% from 2009, due primarily to capacity reductions associated with 2009 facility closures.

Comparing 2011 with 2010, average net selling price increased approximately 6%, or more than $33 million, with actual price increases contributing to approximately three-quarters of the increase, and the remaining increase a result of enhancements in overall product mix.  Comparing 2010 with 2009, average net selling price increased approximately 6%, or $42 million, with actual price increases contributing more than two-thirds of the increase, and the remaining increase a result of enhancements in overall product mix.

Demand within the Industrial & Tape category, as well as Coated & Liner papers, increased throughout 2010, and further increased during 2011.  Demand in the Food market segment also increased during 2010, and throughout 2011 demand in the Food market category continued to improve steadily.  Uncoated free sheet demand, the broad market category in which our Print & Color sector competed, has generally declined over the last twelve years.  Although market demand data is not available for the specific market segments in which we compete, the following table summarizes our estimated changes in market demand for the major market segments:

	Estimated Change in Market Demand
	2011	2010
Food	4%	4%
Industrial & Tape	4%	7%
Coated & Liner	4%	4%
Print & Color	(3)%	(5)%

The following table summarizes the changes in shipments of our primary product categories:

	Change in Shipments
	2011	2010
Food	21%	(2)%
Industrial & Tape	0%	(2)%
Coated & Liner	(5)%	(13)%
Print & Color	(19)%	(2)%

In 2011, shipments within our Industrial & Tape category remained flat, while shipments in the Food category increased substantially.  This increase in our Food product categories was mainly a result of steady volume and market share growth.  Although estimated demand increased in the overall Coated & Liner market segment, shipments within our Coated & Liner market category declined as a result of our focus on highly technical, coated liners for alternative energy and aerospace markets.  Shipments in our Print & Color sector declined significantly due to our planned decrease in participation in the Print & Color market category.  The Paper segment’s core markets remain competitive with competition coming from paper-based products as well as other film-based substrates.  Product pricing has remained very competitive, and as 2012 began, prices were relatively stable.

In 2010, the shutdown of the Paper segment’s mill in Jay, Maine led to the majority of the decline in shipments within our Food and Industrial & Tape sectors.  Volume performance in our Coated & Liner sector reflects our market shift away from label base categories to highly technical, coated liners for alternative energy markets.  Shipments in our Print & Color sector outperformed the broader market, demonstrating share growth.

The Paper segment recorded a negative gross margin in 2011 of 4.7%, and gross profit margins of 7.8% in 2010, and 8.4% in 2009.  Gross margin in 2011 was impacted by facility closure charges, related to the 2012 closure of our Brokaw paper mill of $75.6 million, and expenses of $4.0 million related to a paper machine rebuild at our Brainerd paper mill.  In addition, during the year ended December 31, 2011, as compared to the same period in 2010, an increase in pulp and pulpwood costs of approximately $10 million and an increase in electricity, transportation, and coal costs of over $4 million were more than offset by the increase in average selling price and a reduction in the cost of natural gas and fuel oil of approximately $1 million.

Comparing the year ended December 31, 2010 to the same period in 2009, increases in the cost of pulp and transportation were greater than the increase in average net selling price and the reduced cost of natural gas, electricity, and coal, resulting in lower margins in 2010 compared to 2009.  Pulp prices increased $51 million, while energy prices decreased by $4 million in 2010 as compared to 2009.  In addition, 2009 gross profit was impacted by facility closure charges of $22.4 million, primarily related to the closure of the Jay, Maine paper mill, and gains totaling $16.2 million related to an alternative fuel mixture credit and the sale of a non-strategic yeast manufacturing operation.

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

In October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.

Additional information regarding facility closures is available in “Note 2 — Restructuring” in the Notes to Consolidated Financial Statements.  For additional information on the tax credit for the use of qualified alternative fuel mixtures and the cellulosic biofuel credit, please refer to “Note 3 — Alternative Fuel Mixture Credits” and “Note 8 — Income Taxes” in the Notes to Consolidated Financial Statements.

Backlog

Consolidated customer order backlogs were approximately 30,500 tons, representing $47.0 million in sales at December 31, 2011, compared to 31,000 tons, or $48.4 million in sales, as of December 31, 2010.  Consolidated customer order backlogs were 42,300 tons, or $63.5 million in sales, as of December 31, 2009.  Our Paper segment backlog totaled 28,500 tons at December 31, 2011, compared to 29,300 tons at December 31, 2010.  Our Tissue segment’s backlog tons increased to 2,000 tons at December 31, 2011, from 1,700 tons at December 31, 2010.  Changes in customer backlog do not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2011 is expected to be shipped during 2012.

Labor

We employed approximately 2,300 at the end of 2011.  Most hourly mill employees are covered under collective bargaining agreements.  We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011.  The agreement covers all five collectively bargained mills and includes competitive increases in wages and retirement income benefits.  On December 20, 2011, the Company and the United Steelworkers Local 1381 signed a closure agreement for the Brokaw, Wisconsin paper mill, which included severance and continuation of certain benefits.

Selling and Administrative Expenses

(all dollar amounts in thousands)	2011	2010	2009
Selling and administrative expense	$78,482	$86,804	$83,229
Percent (decrease) increase	(10)%	4%	(7)%
As a percent of net sales	8%	8%	8%

Selling and administrative expenses for the year ended December 31, 2011 were $78.5 million, compared to $86.8 million in the same period of 2010.  Selling and administrative expenses were $83.2 million for the year ended December 31, 2009.  In 2011, stock-based incentive compensation programs resulted in expense of $2.9 million, compared to expense of $2.3 million in 2010.  In 2009, selling and administrative expenses were impacted by stock incentive program credits of $3.1 million.

In 2010, selling and administrative expenses were impacted by charges of $3.8 million related to a rate adjustment associated with a natural gas transportation contract and $3.1 million related to the freezing of benefits associated with a cash balance pension plan.  The majority of the remaining decrease in selling and administrative expenses in 2011 as compared to 2010 was primarily due to reduced provisions for doubtful accounts and decreases in compensation expenses.  In 2010 as compared with 2009, declines in advertising and compensation expenses accounted for the majority of the remaining decrease in selling and administrative expenses.  For additional information on our stock incentive programs, refer to “Note 9 — Stock Compensation Plans” in the Notes to Consolidated Financial Statements.

Restructuring Charges

In December 2011, we announced plans to sell our premium Print & Color brands, and close our Brokaw paper mill. The sale, to Neenah Paper, Inc., closed on January 31, 2012. The Brokaw mill is expected to be permanently closed by mid-2012, and will affect approximately 450 hourly and salaried jobs.  The cost of sales for the year ended December 31, 2011 was impacted by $75.6 million in pre-tax charges related to impairment charges on mill assets, an adjustment of mill inventory and spare parts to net realizable value, and a curtailment charge related to an hourly defined pension plan.  Pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs was $6.2 million for the year ended December 31, 2011. Sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper was completed in late January 2012, generating cash proceeds of $20.5 million.

For the year ended December 31, 2009, we recorded pre-tax restructuring charges of $5.5 million related to employee severance and benefit continuation costs and other associated closure costs primarily related to the closure of our Paper segment’s converting operations in Appleton, Wisconsin, and the closure of our Paper segment’s paper mills in Jay, Maine and Groveton, New Hampshire.  We did not incur any additional pre-tax restructuring charges related to these closures in 2011 or 2010.

For additional information, refer to “Note 2 — Restructuring” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2011	2010	2009
Interest expense	$6,850	$6,587	$8,986
Loss on early extinguishment of debt	666	—	—
Other income, net	66	234	111

Interest expense increased slightly for the year ended December 31, 2011, to $6.9 million compared to $6.6 million for the year ended December 31, 2010, due primarily to an increase in average debt balances outstanding during the respective years.  Total debt was $127.6 million at December 31, 2011 and $127.4 million at December 31, 2010; however, the average debt balance during 2011 was higher than the average debt balance in 2010.  Interest expense for the year ended December 31, 2009 was $9.0 million.

Income Taxes

(all dollar amounts in thousands)	2011	2010	2009
Income tax (credit) provision	$(11,840)	$632	$14,635
Effective tax rate	(35.3)%	1.7%	41.6%

The effective tax rate for the year ended December 31, 2011 was approximately 35%.  The effective tax rate for 2012 is expected to be approximately 37%.

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

Additionally, in October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.  The effective tax rate for the year ended December 31, 2010, excluding these additional items, was approximately 35%.

In 2009, we incurred additional state income tax charges related to changes in state tax laws, a tax audit settlement, and other permanent tax items.  The effective tax rate excluding these additional charges was 38%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2011	2010	2009
Cash provided by operating activities	$64,484	$22,753	$110,914
Working capital	$71,039	$109,139	$92,122
Percent (decrease) increase	(35)%	18%	(22)%
Current ratio	1.5:1	1.8:1	1.7:1
Capital expenditures	$78,063	$42,990	$45,948
Percent increase (decrease)	82%	(6)%	(5)%

Cash provided by operating activities was $64.5 million during the year ended December 31, 2011, compared to $22.8 million for the year ended December 31, 2010.  Cash provided by operating activities increased in 2011 as compared to 2010, primarily due to significant improvements in working capital, attributable to decreases in inventories and receivables.  Cash provided by operating activities decreased in 2010 as compared to 2009, primarily due to an increase in inventories and a decline in cash net earnings, which includes the impact of income tax credits and provisions.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally friendly products.  The expansion will include a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  Capital spending related to this project was $45 million in 2011, and we anticipate future capital spending to be approximately $150 million in 2012, and $12 million in 2013.  We expect to fund the project primarily from future cash flows from operations and available credit from our established $325 million borrowing base.  Construction related to the new paper machine, which will be located at our converting facility in Harrodsburg, Kentucky, is underway, with systems testing and machine start-up expected in the fourth quarter of 2012.

Capital expenditures totaled $78.1 million, $43.0 million, and $45.9 million in 2011, 2010, and 2009, respectively.  The increase in capital expenditures in 2011 as compared to 2010 is primarily due to the $27 million paper machine rebuild in our Paper segment that was completed in early 2011 and the Tissue expansion project.  It is expected that capital spending will be approximately $162 million in 2012.

During 2011, we sold approximately 80,700 acres of timberlands for an after-tax gain of $23.3 million.  We sold approximately 6,700 acres of timberlands for an after-tax gain of $4.9 million in 2010, and approximately 5,000 acres of timberlands for an after-tax gain of $2.0 million in 2009.  We have completed the sale of the timberlands in our timberland sales program.

We believe that the available credit under our credit agreements, cash provided by operations, and proceeds from the sale transaction with Neenah Paper in late January 2012 will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2012.

Debt and Equity

(all dollar amounts in thousands)	2011	2010	2009
Short-term debt	$—	$—	$52
Long-term debt	127,650	127,382	117,944
Total debt	127,650	127,382	117,996
Stockholders’ equity	196,244	259,666	225,422
Total capitalization	323,894	387,048	343,418
Long-term debt/capitalization ratio	39%	33%	34%

At December 31, 2011, total debt was $127.7 million, relatively consistent with the $127.4 million reported at December 31, 2010.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  In connection with this amendment, the parties to the private-shelf agreement agreed to issue additional notes totaling $50 million on April 9, 2012.  These notes will bear interest at 4.00% and will mature on June 30, 2016.  At December 31, 2011, $100 million was currently outstanding under the note purchase and private-shelf agreement.

During the second quarter of 2011, we settled our obligations related to the $35 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the year ended December 31, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  At December 31, 2011 and 2010, there were no amounts outstanding under the revolving-credit agreement.  There was $33.0 million in outstanding borrowings under the revolving-credit agreement at December 31, 2009.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).  Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement.  At December 31, 2011 and 2010, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2011, 2010, and 2009 were $8.7 million, $23.2 million, and $30.5 million, respectively.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  The bonds mature in 2023 and bear interest at short-term rates.  The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

At December 31, 2011, the amount of commercial paper outstanding has been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

On December 31, 2011, we had a total of approximately $196 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock.  There were no repurchases of common stock during 2011, 2010, and 2009.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2011, there were 2,009,774 shares available for purchase under the existing authorization.

In 2009, no cash dividends on our common stock were declared as a result of the suspension of cash dividends.  The Board of Directors reinstated cash dividends on October 20, 2010.  In 2011 and 2010, the Board of Directors declared cash dividends of $0.12 and $0.06 per share of common stock, respectively.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2011:

	Payments Due by Period
(all dollar amounts in thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$127,650	$8,650	$—	$—	$—	$—	$119,000
Interest on debt	32,998	6,227	6,210	5,725	5,270	5,270	4,296
Operating leases	1,472	1,232	108	73	53	6	—
Capital spending commitments	93,886	93,886	—	—	—	—	—
Retirement plan contributions	23,300	23,300	—	—	—	—	—
Post-retirement benefit plan contributions	3,800	3,800	—	—	—	—	—
Purchase obligations	728,458	219,624	200,479	107,029	92,878	52,429	56,019
	$1,011,564	$356,719	$206,797	$112,827	$98,201	$57,705	$179,315

As discussed in “Note 8— Income Taxes” in the Notes to Consolidated Financial Statements, on January 1, 2007, we adopted the provisions of FASB ASC Subtopic 740-10 (originally issued as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”).  At December 31, 2011, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $1.9 million.  Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The interest on debt with variable rates of interest has been calculated utilizing the interest rate in effect at December 31, 2011.  For additional information on debt and interest obligations, please refer to “Note 5 — Debt” in the Notes to Consolidated Financial Statements.  For additional information on operating leases, please refer to “Note 6 — Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 10 — Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 7 — Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We generally conduct U.S. dollar-denominated international transactions, and our currency fluctuation risk for transactions denominated in foreign currency is not material.  On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%.  The estimated fair value of this fixed-rate debt was $56.3 million.  On April 4, 2011, we issued an additional $50 million of unsecured senior notes having an interest rate of 4.68%.  The estimated fair value of this fixed-rate debt was $53.9 million.

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

We also have $19,000,000 of Industrial Development Bonds due July 1, 2023, at variable rates of interest.  The fair value of these obligations approximated their carrying values at December 31, 2011 and 2010, and would not have been materially affected by a 10% hypothetical change in market interest rates.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting.  This report appears on page 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 29, 2012

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,661	$2,003
Receivables, net	87,918	94,148
Refundable income taxes	161	6,720
Inventories	80,525	106,328
Spare parts	26,532	29,582
Other current assets	4,537	5,117
Total current assets	226,334	243,898
Property, plant, and equipment — net	369,836	380,801
Deferred income taxes	32,607	—
Other assets	50,053	52,910
Total Assets	$678,830	$677,609

LIABILITIES
Current liabilities:
Accounts payable	$77,925	$70,289
Deferred income taxes	—	5,228
Accrued and other liabilities	77,370	59,242
Total current liabilities	155,295	134,759
Long-term debt	127,650	127,382
Deferred income taxes	—	3,765
Post-retirement benefits	97,421	80,802
Pension	77,824	36,512
Other noncurrent liabilities	24,396	34,723
Total liabilities	482,586	417,943

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)	—	—
Common stock, no par value (100,000,000 shares authorized; issued 60,122,812 shares in 2011 and 2010)	178,315	178,089
Retained earnings	260,016	287,664
Accumulated other comprehensive loss	(104,077)	(66,179)
Treasury stock, at cost (10,948,264 and 11,098,872 shares in 2011 and 2010, respectively)	(138,010)	(139,908)
Total stockholders’ equity	196,244	259,666
Total Liabilities and Stockholders’ Equity	$678,830	$677,609

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2011	2010	2009

Net sales	$1,034,574	$1,055,688	$1,032,144
Cost of sales	975,976	925,043	899,310
Gross profit	58,598	130,645	132,834

Selling and administrative	78,482	86,804	83,229
Restructuring	6,204	—	5,532
Operating (loss) profit	(26,088)	43,841	44,073

Other income (expense):
Interest expense	(6,850)	(6,587)	(8,986)
Loss on early extinguishment of debt	(666)	—	—
Other, net	66	234	111
(Loss) earnings before income taxes	(33,538)	37,488	35,198
(Credit) provision for income taxes	(11,840)	632	14,635

Net (loss) earnings	$(21,698)	$36,856	$20,563

Net (loss) earnings per share-basic and diluted	$(0.44)	$0.75	$0.42
Weighted average shares outstanding — basic	49,160	48,965	48,834
Weighted average shares outstanding — diluted	49,160	49,292	49,117

Dividends declared per common share	$0.12	$0.06	$—

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(21,698)	$36,856	$20,563
Provision for depreciation, depletion, and amortization	55,815	56,529	75,160
(Credit) provision for losses on accounts receivable	(201)	607	729
Loss on early extinguishment of debt	666	—	—
Gain on sale of assets	(36,202)	(9,059)	(5,062)
Impairment of long-lived assets	58,837	536	—
Non-cash inventory, spare parts and other writedowns	13,093	—	—
Compensation expense for stock-based awards	3,016	3,133	3,291
Deferred income taxes	(23,269)	(22,327)	12,344
Changes in operating assets and liabilities:
Receivables	6,432	3,776	(2,520)
Inventories	18,965	(16,324)	28,191
Other assets	(17,608)	(21,412)	(22,561)
Accounts payable and other liabilities	(1,558)	(6,424)	(682)
Accrued and refundable income taxes	8,196	(3,138)	1,461
Net cash provided by operating activities	64,484	22,753	110,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,063)	(42,990)	(45,948)
Grants received for capital expenditures	610	1,838	—
Proceeds from sale of assets	43,830	10,653	9,615
Net cash used in investing activities	(33,623)	(30,499)	(36,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) issuances of commercial paper	(14,590)	(7,274)	14,604
Borrowings under credit agreements	36,250	20,000	77,050
Payments under credit agreements	(36,250)	(53,000)	(96,550)
Issuances of notes payable	50,000	50,000	—
Payments of notes payable	(35,000)	(28)	(68,567)
Payment of premium on early extinguishment of debt	(708)	—	—
Dividends paid	(5,905)	(1,475)	(4,151)
Proceeds from stock option exercises	—	229	—
Net cash (used in) provided by financing activities	(6,203)	8,452	(77,614)

Net increase (decrease) in cash and cash equivalents	24,658	706	(3,033)
Cash and cash equivalents at beginning of year	2,003	1,297	4,330
Cash and cash equivalents at end of year	$26,661	$2,003	$1,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid — net of amount capitalized	$5,677	$4,567	$8,967
Income taxes paid	$1,176	$11,334	$5,524

Noncash investing activities:  For the years ended December 31, 2011, 2010, and 2009, capital expenditures included in accounts payable were $20.3 million, $5.0 million, and $3.7 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Loss	Stock	Equity

Balances December 31, 2008	$174,816	$233,239	$(57,700)	$(142,774)	$207,581
Comprehensive earnings, 2009:
Net earnings		20,563			20,563
Retirement and other post- retirement plans (Net of $2,643 deferred tax)			(5,423)		(5,423)
Comprehensive earnings, 2009					15,140
Dividends on stock-based awards		(45)			(45)
Restricted stock grant	(267)			832	565
Settlement of performance unit grant	(1,330)			785	(545)
Stock-based award compensation	2,726				2,726

Balances December 31, 2009	175,945	253,757	(63,123)	(141,157)	225,422
Comprehensive earnings, 2010:
Net earnings		36,856			36,856
Retirement and other post- retirement plans (Net of $271 deferred tax)			(3,056)		(3,056)
Comprehensive earnings, 2010					33,800
Cash dividends declared		(2,949)			(2,949)
Stock options exercised	(87)			316	229
Restricted stock grant	203			(51)	152
Settlement of performance unit grant	(952)			984	32
Stock-based award compensation	2,980				2,980

Balances December 31, 2010	178,089	287,664	(66,179)	(139,908)	259,666
Comprehensive loss, 2011:
Net loss		(21,698)			(21,698)
Retirement and other post- retirement plans (Net of $25,371 deferred tax)			(37,898)		(37,898)
Comprehensive loss, 2011					(59,596)
Cash dividends declared		(5,950)			(5,950)
Restricted stock grant	53			(101)	(48)
Settlement of performance unit grant	(2,823)			1,999	(824)
Stock-based award compensation	2,996				2,996
Balances December 31, 2011	$178,315	$260,016	$(104,077)	$(138,010)	$196,244

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1        Description of the Business and Summary of Significant Accounting Policies

Wausau Paper Corp. manufactures, converts, and sells paper and paper products within two principal segments:  Tissue and Paper.  Our products are primarily sold within the United States and Canada.

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial “away-from-home” market.  The Paper segment manufactures, converts, and markets specialty papers for industrial, commercial, and consumer end markets.

Basis of Presentation

The consolidated financial statements include the accounts of Wausau Paper Corp. and our subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.

Cash and Cash Equivalents

We define cash equivalents as highly liquid, short-term investments with an original maturity of three months or less.  Cash and cash equivalents are stated at cost, which approximates market. There were approximately $24.8 million and $1.9 million of cash and cash equivalents on deposit with one bank at December 31, 2011 and 2010, respectively.

Inventories

Pulpwood, finished paper products, and approximately 99% of raw materials are valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools decreased cost of sales by $1.2 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

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

Interest capitalized on long-term projects in 2011, 2010, and 2009 totaled $0.8 million, $0.2 million, and $0.7 million, respectively.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally based on a discounted cash flow analysis.  In 2011 and 2010, we recorded impairment losses of $58.8 million and $0.5 million, respectively.  No impairment loss was recorded in 2009.  See Note 2 for a further discussion on impairment losses.

Timber and timberlands are stated at net depleted value.  We capitalize the cost of purchasing timberlands and reforestation costs.  Interest and taxes related to timberlands are expensed as incurred.  Reforestation costs include site preparation, planting, fertilizing, herbicide application, and thinning.  Temporary logging roads are expensed while long-term logging roads are capitalized and amortized over the estimated useful lives of the roads, which is generally 15 to 20 years.  Depletion is recorded as timber is harvested and included in inventory until conversion into saleable product.  Depletion is calculated using the block and units-of-production methods.  Under these methods, the capitalized costs of large land tracts are divided by the estimated volume of timber anticipated to be harvested on each tract.  Depletion is either recorded as each block is harvested or as a percentage of each block harvested. The cost and related depletion of timberlands sold under our timberland sales program are removed from the accounts, and any resulting gains or losses are included as a component of cost of sales in the Consolidated Statements of Operations.  In 2011, we completed the sale of substantially all of our remaining timberland holdings, resulting in a gain of $36.0 million in the year ended December 31, 2011.  Sales of timberlands resulted in gains of $8.0 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively.  Timberland sales gains are recorded in cost of sales in the Consolidated Statements of Operations and are included in the Corporate and unallocated segment.

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

Accumulated Other Comprehensive Loss

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $64.2 million, $38.8 million, and $39.1 million at December 31, 2011, 2010, and 2009, respectively.

Revenue Recognition

Revenue is recognized, net of estimated discounts, allowances and returns, upon shipment of goods at which time title passes to the customer.  Upon shipment, the customer is obligated to pay us and we have no remaining obligation.  We grant credit to customers in the ordinary course of business.

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of sales in the Consolidated Statements of Operations.

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost.  These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement.  We evaluate the recoverability of the carrying amount of the dispenser systems whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  We use judgment to determine when an impairment test is necessary.  No impairment losses related to dispenser systems were recorded in 2011, 2010, or 2009.  The net costs associated with providing the dispenser system at a discount are recorded in other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement.  There were approximately $42.6 million and $44.0 million recorded in other assets for dispenser systems at December 31, 2011 and 2010, respectively.  In the years ended December 31, 2011 and 2010, deferred costs related to dispenser systems were approximately $15.5 million and $17.4 million, respectively.

Stock-based Compensation Plans

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 718-10 “Compensation — Stock Compensation”, which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement. See Note 9 for a further discussion on stock-based compensation plans.

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

Due to the net loss for the year ended December 31, 2011, stock-based grants for 2,201,350 were considered to be antidilutive.  For the years ended December 31, 2010 and 2009, stock-based grants for 1,981,893 and 1,734,476 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted net (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2011	2010	2009

Net (loss) earnings	$(21,698)	$36,856	$20,563

Basic weighted average common shares outstanding	49,160	48,965	48,834
Dilutive securities:
Stock compensation plans	—	327	283
Diluted weighted average common shares outstanding	49,160	49,292	49,117

Net (loss) earnings per share — basic	$(0.44)	$0.75	$0.42
Net (loss) earnings per share — diluted	$(0.44)	$0.75	$0.42

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2011 and 2010, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $3.3 million, $3.1 million, and $2.4 million in 2011, 2010, and 2009, respectively.

Future Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”, which amends ASC 220, “Comprehensive Income”. This guidance requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirements do not change how earnings per share is calculated or presented. The effective date will be the first quarter of fiscal year 2012 and must be applied retrospectively. The adoption will not have a material effect on our consolidated financial statements.

Restatements

We have restated the presentation of borrowings (payments) under our credit agreements in our Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.  The related amounts had previously been presented on a net basis, rather than on a gross basis, in accordance with FASB ASC 230, “Statement of Cash Flows.”  The restatement did not have an impact on net cash (used in) provided by financing activities.

Note 2  Restructuring

In December 2011, we announced the completion of an agreement related to the sale of our Paper segment’s premium Print & Color brands, and the decision to close our Brokaw, Wisconsin paper mill. The sale, to Neenah Paper, Inc., closed on January 31, 2012. The Brokaw mill is expected to be permanently closed by mid-year 2012, and will affect approximately 450 hourly and salaried employees.  As a result of these events, we have evaluated the recoverability of the carrying amount of the long-lived assets at the Brokaw mill.  As part of our impairment evaluation, we have estimated the future cash flows related to the Brokaw mill assets and determined those cash flows are not sufficient to recover the carrying value of the long-lived assets.  As there are no quoted market prices available for these or similar assets, we have used our best estimates in determining the fair value of the long-lived assets at the Brokaw mill.  The use of these significant unobservable inputs, or level 3 inputs, resulted in $58.8 million in pre-tax impairment charges on mill assets for the year ended December 31, 2011.  The impairment charges are included in cost of sales in the Consolidated Statements of Operations.

In addition, the cost of sales for the year ended December 31, 2011 includes $16.8 million in pre-tax charges as a result of an adjustment of mill inventory and spare parts to net realizable value, and a curtailment charge related to an hourly defined benefit pension plan.  Pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs was $6.2 million for the year ended December 31, 2011. Sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper was completed in late January 2012, generating cash proceeds of $20.5 million.

The following table sets forth information with respect to charges related to the closure of the Brokaw, Wisconsin paper mill:

(all dollar amounts in thousands)	2011

Impairment of long-lived assets	$58,837
Inventory, spare-parts, and other write-downs	13,093
Severance and benefit continuation	4,997
Curtailment charge	4,314
Other associated costs	580

Total	$81,821

At December 31, 2011, $5.0 million is included in current liabilities related to accrued severance and benefit continuation costs and $0.6 million is included for other associated costs.  In 2012, we expect to incur additional pre-tax closure charges of approximately $5 million, consisting of severance and benefit continuation costs, contract termination costs, and other associated closure costs, net of an expected credit related to our other post-retirement benefit plans.

In December 2008, we announced plans to permanently close our Paper segment’s converting operations at our Appleton, Wisconsin facility.  In December 2009, operations fully ceased and the Appleton facility was closed.  The converting equipment at the Appleton facility was relocated to our paper mills in Brokaw, Wisconsin and Brainerd, Minnesota, and distribution activities were relocated to a distribution facility in Bedford Park, Illinois.  The cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2009 includes $1.4 million in pre-tax charges for associated closure costs.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs was $0.5 million for the year ended December 31, 2009.  No closure charges were incurred during 2011 or 2010.

In March 2009, we announced plans to permanently shut down all operations at our Paper segment’s Jay, Maine paper mill.  The paper mill was closed during the second quarter of 2009.  The cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2009 included $20.8 million in pre-tax charges for depreciation on assets and other associated closure costs.  Pre-tax restructuring expense, as reflected in the Consolidated Statements of Operations, related to severance and benefit continuation costs and other associated closure costs for the year ended December 31, 2009 was $4.7 million.  No closure costs were incurred during 2011 or 2010.

In the fourth quarter of 2010, we incurred pre-tax charges of $3.8 million due to a rate adjustment associated with a natural gas transportation contract for our former Groveton, New Hampshire paper mill.  The charge is included in selling and administrative expenses in the Consolidated Statements of Operations.  At December 31, 2011, $2.3 million and $7.9 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs.  At December 31, 2010, $2.3 million and $9.6 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs. We will continue to make payments related to the contract over the original contractual term.

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

In October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  See Note 8 for additional information on the conversion to the cellulosic biofuel credit.

Note 4        Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2011	2010
Receivables
Trade	$87,152	$91,159
Other	1,719	4,736
	88,871	95,895
Less: allowances for doubtful accounts	(953)	(1,747)
	$87,918	$94,148
Inventories
Raw materials	$32,069	$37,982
Work in process and finished goods	100,044	116,456
Supplies	4,166	6,093
Inventories at cost	136,279	160,531
LIFO reserve	(55,754)	(54,203)
	$80,525	$106,328
Property, plant, and equipment
Buildings	$121,625	$119,835
Machinery and equipment	992,244	965,173
	1,113,869	1,085,008
Less: accumulated depreciation	(820,815)	(736,594)
Net depreciated value	293,054	348,414
Land	6,776	6,747
Timber and timberlands, net of depletion	48	5,748
Construction in progress	69,958	19,892
	$369,836	$380,801
Accrued and other liabilities
Payroll	$6,236	$10,635
Vacation pay	11,790	11,670
Compensation plans	628	486
Employee retirement plans	28,402	5,297
Rebates	10,252	13,573
Accrued income taxes	1,916	400
Other	18,146	17,181
	$77,370	$59,242

Note 5        Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2011	2010

Unsecured private placement notes with interest of 7.43%, due August 31, 2011	$—	$35,000
Unsecured private placement notes with interest of 5.69%, due April 9, 2017	50,000	50,000
Unsecured private placement notes with interest of 4.68%, due April 4, 2018	50,000	—
Industrial development bonds due July 1, 2023, with weighted average interest rate of 0.43% in 2011 and 0.51% in 2010	19,000	19,000
Revolving-credit agreement with financial institutions, with weighted average interest rate of 3.26% in 2011 and 2.09% in 2010	—	—
Commercial paper placement agreement, with weighted average interest rate of 1.68% in 2011 and 1.70% in 2010	8,650	23,240
Subtotal	127,650	127,240
Premium on senior notes	—	142
Total long-term debt	$127,650	$127,382

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010 issuance of $50 million of unsecured seven-year senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  In connection with this amendment, the parties to the private-shelf agreement agreed to issue additional notes totaling $50 million on April 9, 2012.  These notes will bear interest at 4.00% and will mature on June 30, 2016.  At December 31, 2011, $100 million was outstanding under the note purchase and private-shelf agreement.

During the second quarter of 2011, we settled our obligations related to the $35 million unsecured private placement notes scheduled to expire in August 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the year ended December 31, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  Under the credit agreement, we pay an annual facility fee.  Total facility fees paid under this agreement and previous agreements were $403,000 in 2011,

$581,000 in 2010, and $815,000 in 2009. At December 31, 2011 and 2010, there were no amounts outstanding under the revolving-credit agreement.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55%, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales). Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement. At December 31, 2011 and 2010, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper. Outstanding borrowings under this agreement at December 31, 2011 and 2010 were $8.7 million and $23.2 million, respectively.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. The bonds mature in 2023 and bear interest at short-term rates. The bonds are supported by a letter of credit that is issued under our revolving-credit agreement.

On December 31, 2011, we had a total of approximately $196 million available for borrowing under existing credit facilities.

At December 31, 2011, the amount of commercial paper outstanding has been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

The aggregate annual maturities of long-term debt are as follows:

Annual
(all dollar amounts in thousands)	maturities

2012	$8,650
2013	—
2014	—
2015	—
2016	—
Thereafter	119,000

Note 6        Lease Commitments

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011:

Operating
(all dollar amounts in thousands)	Leases

2012	$1,232
2013	108
2014	73
2015	53
2016	6
Thereafter	—
Total minimum payments	$1,472

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2011	2010	2009

Rent expense	$13,771	$13,801	$12,366

Note 7        Pension and Other Post-retirement Benefit Plans

We have sponsored defined benefit pension plans covering substantially all employees. Retirement benefits for salaried and nonunion employees are based on pay and years of service. Plans covering hourly employees provide benefits based on years of service and fixed benefit amounts for each year of service. The defined benefit pension plans are funded in accordance with federal laws and regulations. During 2010, we froze the benefits associated with a certain cash balance pension plan.

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

The changes in benefit obligations and plan assets at December 31, 2011 and 2010, are presented in the following schedule.

			Other
			Post—retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at December 31, 2010 and 2009	$241,484	$222,675	$85,302	$85,955
Service cost	2,965	5,115	1,506	1,464
Interest cost	12,378	12,281	4,373	4,827
Amendments	8,810	(318)	642	143
Net actuarial loss (gain)	36,568	15,748	12,644	(1,968)
Participant contributions	—	—	2,589	2,286
Curtailments	(3,316)	(63)	—	—
Settlements	—	(1,052)	—	—
Benefits paid	(12,985)	(12,902)	(5,835)	(7,405)
Benefit obligation at December 31	$285,904	$241,484	$101,221	$85,302
Change in plan assets:
Fair value at December 31, 2010 and 2009	$190,272	$171,963	$—	$—
Actual (loss) gain	(1,326)	18,742	—	—
Company contributions	3,942	13,521	3,246	5,119
Participant contributions	—	—	2,589	2,286
Settlements	—	(1,052)	—	—
Benefits paid	(12,985)	(12,902)	(5,835)	(7,405)
Fair value at December 31	$179,903	$190,272	$—	$—

Funded status at December 31	$(106,001)	$(51,212)	$(101,221)	$(85,302)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(22,771)	$(597)	$(3,800)	$(4,500)
Noncurrent liabilities	(83,230)	(50,615)	(97,421)	(80,802)
Amounts recognized at December 31	$(106,001)	$(51,212)	$(101,221)	$(85,302)

For 2011, the amendments to retirement benefit plans reflect changes to union and non-union plans, while for 2010 the amendments to retirement benefit plans reflect changes to certain non-union plans.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post—retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2011	2010	2011	2010

Prior service cost (credit)	$5,635	$3,947	$(7,787)	$(11,376)
Net loss	77,862	49,339	28,367	24,269
Net amount recognized at December 31	$83,497	$53,286	$20,580	$12,893

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $285.9 million and $241.5 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
		Percentage of Plan Assets
	Target	at Measurement Date
	Allocations	2011	2010
Asset category
Equity securities	60%	58%	63%
Debt securities	40%	42%	37%
Total	100%	100%	100%

Wausau Paper’s Investment Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments. The Investment Committee generally manages toward an asset allocation consisting of approximately 60% equity securities and 40% debt securities. An external investment manager is used to assist us in establishing our investment strategies and policies. We consider the historical and projected returns for each asset category and believe that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

The plan’s assets are recorded at estimated fair value utilizing level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for securities, either directly or indirectly. All of the plan’s assets are in pooled separate accounts and are stated at estimated fair value based on quoted market prices of the underlying investments held by the pooled separate accounts. Following is a summary, by asset category, of the fair value level 2 inputs of our plan assets at December 31, 2011 and 2010:

	2011	2010
Asset category:
Domestic pooled separate accounts	$155,227	$162,049
Foreign pooled separate accounts	24,676	28,223
Total	$179,903	$190,272

As of December 31, 2011, each of our investments in pooled separate accounts is subject to immediate redemption and there are no significant restrictions on the ability to sell such investments.  There are no circumstances in which an otherwise redeemable investment would not be redeemable.  As of December 31, 2011, we had no unfunded commitments related to our pooled separate accounts.

During 2012, we anticipate making contributions of $23.3 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions. We also expect to contribute $3.8 million, net of subsidy reimbursements, directly to other post-retirement plans. Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Retirement	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2012	24,594	3,966	215
2013	12,813	4,459	234
2014	13,824	4,845	256
2015	14,018	5,202	274
2016	14,841	5,736	285
2017-2021	84,791	32,241	1,641

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the amounts recognized in other comprehensive loss are as follows:

				Other Post—retirement
	Retirement Benefits			Benefits
(all dollar amounts in thousands)	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$2,965	$5,115	$5,397	$1,506	$1,464	$1,404
Interest cost	12,378	12,281	12,434	4,373	4,827	4,515
Expected return on plan assets	(15,060)	(14,797)	(14,968)	—	—	—
Amortization of:
Prior service cost (benefit)	1,774	1,788	1,954	(3,438)	(3,450)	(3,494)
Actuarial loss	3,635	2,705	1,241	2,180	2,386	1,813
Curtailments	4,314	3,158	—	—	—	—
Settlements	—	225	886	—	—	—
Subtotal	10,006	10,475	6,944	4,621	5,227	4,238
Components charged to restructuring expense:
Curtailments	—	—	520	—	—	(1,500)
Total net periodic benefit cost	$10,006	$10,475	$7,464	$4,621	$5,227	$2,738

Recognized in other comprehensive loss (before tax effect):
Net actuarial loss (gain)	$49,637	$11,802	$(1,795)	$12,644	$(1,968)	$11,201
Prior service cost (credit)	8,810	(319)	1,823	643	143	(243)
Amortization of:
Net actuarial loss	(3,635)	(2,992)	(2,127)	(2,180)	(2,385)	(1,813)
Prior service (cost) credit	(6,088)	(4,946)	(2,475)	3,438	3,450	3,494
Total recognized in other comprehensive loss	48,724	3,545	(4,574)	14,545	(760)	12,639
Total recognized in net periodic benefit cost and other comprehensive loss	$58,730	$14,020	$2,890	$19,166	$4,467	$15,377

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2012, are charges of $1.1 million and $5.2 million, respectively. The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ended December 31, 2012, are a credit of $3.4 million and a charge of $3.1 million, respectively.

In 2011, the curtailment recognized relates to the announced closure of the Paper segment’s Brokaw, Wisconsin mill. The Brokaw mill is expected to close permanently by mid-2012. The curtailment recognized in 2010 is related to the freezing of benefits associated with a cash balance pension plan and a change in the design of a supplemental retirement plan. In 2010, the settlement relates to the payment of a supplement retirement liability to a certain retired participant. In 2009, the settlement relates to the payment of a pension liability with respect to certain retired participants. Also for 2009, the curtailment recognized related to the closure of our Paper segment’s paper mill in Jay, Maine. See Note 2 for additional information on the facility closures.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post—retirement
	Pension Benefits			Benefits
	2011	2010	2009	2011	2010	2009

Weighted-average assumptions used to determine benefit obligations at the selected measurement dates:
Discount rate	4.13%	5.25%	5.75%	4.25%	5.25%	5.75%
Rate of compensation increase	n/a	4.25%	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%
Expected return on plan assets	7.75%	7.75%	8.00%	n/a	n/a	n/a
Rate of compensation increase	n/a	4.25%	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	8%	8%	9%
Ultimate trend rate	n/a	n/a	n/a	5%	5%	5%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2017	2017	2016

The discount rates set forth above were estimated based on available pension discount yield curves for each of our pension plans. The expected return on plan assets reflects our expectations of average rates of return on funds invested to provide benefits included in the projected benefit obligations. The expected return is based on various factors, including estimated inflation, fixed income and equity returns, historical returns, and asset allocation and investment strategy. Differences between actual and expected returns on pension plan assets are recorded as an actuarial gain or loss and are amortized over the average remaining service period of active plan participants.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2011, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$14,168	$(11,731)
Effect on the sum of the service and interest cost components	858	(705)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions. The cost of such plans totaled $5.6 million, $2.9 million, and $1.8 million in 2011, 2010, and 2009, respectively. During the year ended December 31, 2010, we made certain design changes to our defined contribution pension plans. These design changes enhanced the company contributions that are based on a percentage of employee contributions and incorporated a non-elective contribution based on specific eligibility requirements. The design changes were effective beginning January 1, 2011. In addition, we also have defined contribution supplemental retirement agreements with certain present and past key officers. The cost of such agreements totaled $0.2 million, $0.1 million, and $0.1 million in 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, the amounts accrued under the defined contribution supplemental retirement agreements were $0.4 million and $0.2 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

We historically have had deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. In 2009, we made payments of $8.3 million to certain present and past key officers and employees as a result of the termination of certain deferred-compensation agreements. We continue to maintain deferred-compensation agreements with certain present and past directors. The annual cost of the deferred-compensation agreements was a credit of $0.1 million for the year ended December 31, 2011, and a credit of $0.5 million for the year ended December 31, 2010. At December 31, 2011 and 2010, the amounts accrued under the deferred-compensation agreements were $1.3 million and $1.5 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

Note 8        Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The provision (credit) for income taxes is comprised of the following:

(all dollar amounts in thousands)	2011	2010	2009

Current tax expense:
Federal	$9,690	$20,417	$1,648
State	1,739	2,542	643
Total current	11,429	22,959	2,291

Deferred tax (credit) expense:
Federal	(20,288)	(22,528)	10,747
State	(2,981)	201	1,597
Total deferred	(23,269)	(22,327)	12,344
Total (credit) provision for income taxes	$(11,840)	$632	$14,635

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2011		2010		2009

Federal statutory tax rate	$(11,739)	35.0%	$13,121	35.0%	$12,319	35.0%
State taxes (net of federal tax benefits)	(521)	1.6	1,410	3.8	973	2.8
State taxes due to rate change	(1,330)	4.0	—	—	1,042	3.0
Alternative fuel mixture credit conversion	—	—	(13,618)	(36.3)	—	—
Medicare subsidy change	—	—	1,201	3.2	—	—
Domestic production activities deduction	(876)	2.6	(1,167)	(3.1)	(118)	(0.4)
Executive compensation	1,353	(4.0)	—	—	—	—
Other	1,273	(3.9)	(315)	(0.9)	419	1.2
Effective tax rate	$(11,840)	35.3%	$632	1.7%	$14,635	41.6%

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

Additionally, in October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.

At the end of 2011, $132.9 million of unused state operating loss and credit carryovers existed, which may be used to offset future state taxable income in various amounts through the year 2038.  Under the provisions of ASC Subtopic 740-10 “Income Taxes”, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

(all dollar amounts in thousands)	2011	2010

Deferred tax assets:
Accrued compensated absences	$3,698	$3,952
Pensions	31,022	13,612
Post-retirement benefits	38,451	31,533
State net operating loss carry forward	12,916	13,519
Cellulosic biofuel credit carry forward	14,438	21,040
Other	26,478	19,297
Gross deferred tax asset	127,003	102,953
Less valuation allowance	(115)	(96)
Net deferred tax assets	126,888	102,857
Deferred tax liabilities:
Property, plant, and equipment	(75,022)	(91,803)
Other	(19,017)	(20,047)
Gross deferred tax liability	(94,039)	(111,850)
Net deferred tax asset (liability)	$32,849	$(8,993)

The total deferred tax assets (liabilities) as presented in the accompanying Consolidated Balance Sheets are as follows:

(all dollar amounts in thousands)	2011	2010

Net current deferred tax assets	$242	$—
Net noncurrent deferred tax assets	32,607	—
Net current deferred tax liabilities	—	(5,228)
Net noncurrent deferred tax liabilities	—	(3,765)
Net deferred tax asset (liability)	$32,849	$(8,993)

A valuation allowance has been recognized for certain state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2011	2010	2009

Balance at January 1	$857	$935	$1,181
Increases related to current year tax positions	—	25	41
Increases related to tax positions in prior years	722	—	128
Decreases related to tax positions in prior years	(6)	—	(224)
Settlements	—	—	—
Expiration of statute of limitations	(211)	(103)	(191)

Total	$1,362	$857	$935

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations.  During 2011 and 2010, we accrued potential penalties and interest of approximately $0.1 million related to unrecognized tax benefits.  During 2011, as a result of the expiration of the statute of limitations, we reduced the amount accrued for potential penalties and interest by approximately $0.1 million.  In total, as of December 31, 2011 and 2010, we have recorded liabilities for potential penalties and interest of approximately $0.5 million, which are included in the liabilities for unrecognized tax benefits.  At December 31, 2011, the liability for uncertain tax positions was $1.9 million, with $0.5 million of the liability recorded as a current liability and $1.4 million recorded as a noncurrent liability.  The liability for uncertain tax positions at December 31, 2010 was $1.3 million, with $0.2 million of the liability recorded as a current liability and $1.1 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2006, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 9        Stock Compensation Plans

We have adopted the provisions of FASB ASC Subtopic 718-10 “Compensation — Stock Compensation”, which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the year ended December 31, 2011, awards were granted to grantees under the “2010 Stock Incentive Plan”.  Under the 2010 Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 3.1 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2011, there were approximately 1.4 million shares available under the 2010 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2011 and 2010, we recognized approximately $3.0 million and $3.1 million, respectively, in share-based compensation expense which included fixed option grants, restricted stock grants, and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2011, total unrecognized compensation cost related to share-based compensation awards was approximately $1.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one year.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2011, 2010, and 2009, and changes during those years:

		2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	2011	Exercise	2010	Exercise	2009	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	2,153,436	$11.41	1,922,956	$11.62	1,997,624	$12.12
Granted	5,000	8.10	413,000	11.36	313,000	10.27
Exercised	—	—	(25,000)	9.15	—	—
Terminated/canceled	(329,800)	11.22	(157,520)	14.18	(387,668)	13.12
Outstanding at December 31	1,828,636	$11.43	2,153,436	$11.41	1,922,956	$11.62
Exercisable at December 31	1,533,636	$11.44	1,588,436	$11.50	1,711,290	$11.75
Fair value of options granted during the year		$2.55		$3.32		$2.67

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2011, 2010, or 2009.  The following table summarizes the status of outstanding performance-based stock options as of December 31, 2011, 2010, and 2009, and changes during those years:

		2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	2011	Exercise	2010	Exercise	2009	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	54,000	$10.71	60,000	$10.71	66,000	$10.74
Terminated/canceled	(12,000)	10.71	(6,000)	10.71	(6,000)	11.04
Outstanding at December 31	42,000	$10.71	54,000	$10.71	60,000	$10.71
Exercisable at December 31	42,000	$10.71	54,000	$10.71	60,000	$10.71

Additional information regarding all grants outstanding and exercisable at December 31, 2011, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$6.54 — $11.66	1,312,000	8.71	$10.18	1,017,000	$9.83
$12.36 — $18.50	516,636	10.15	14.62	516,636	14.62
Total	1,828,636			1,533,636
Aggregate intrinsic value	$44			$26

For the year ended December 31, 2011, we estimated the fair value of each option granted on the date of grant using the binomial tree model and the following weighted average assumptions:

Average risk-free interest rate	3.62%
Expected dividend yield	1.42%
Expected volatility	45.90%
Expected term (years)	7.4

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

The total value of stock options vested during the years ended December 31, 2011, 2010, and 2009 was $0.7 million, $0.1 million, and $0.4 million, respectively.

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

The following table summarizes the activity relating to restricted stock grants:

	2011	2010	2009

Outstanding at January 1 (number of shares)	47,000	72,000	12,000
Granted	—	—	71,000
Terminated	—	(4,000)	(5,000)
Settled	(47,000)	(21,000)	(6,000)
Outstanding at December 31 (number of shares)	—	47,000	72,000

Total compensation expense recognized for restricted stock for the years ended December 31, 2011, 2010, and 2009 was less than $0.1 million, $0.2 million, and $0.6 million, respectively.

Performance Units

Under the 2010 Stock Incentive Plan, we may grant performance units comprised of three types of awards.  The first type of award consists of performance unit awards with vesting based upon the completion of a requisite period of service.  The second type of award provides that vesting is contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  The third type of award specifies vesting of the award subject to achievement of a targeted shareholder return (“TSR”) on our common stock over a three-year period.  Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned are paid out in whole shares of our common stock, with fractional shares paid in cash.  Prior to vesting, no shares are issued and performance units have no voting rights.  Compensation expense for performance awards, other than TSR awards, is determined based upon the closing sales price of our common stock on the date of the award and is recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If it is improbable that the performance condition will be met, no compensation cost is recognized.  For performance unit grants that vest only in relation to the completion of a service requirement, compensation expense is recognized over the requisite service period of the grant.  Service condition vesting ranges from zero to two years.  Compensation expense for TSR awards, which contain a market condition, is fixed at the date of the grant and recognized over the requisite service period based upon the value determined under the Monte Carlo simulation valuation model.  Compensation expense for TSR awards will not be adjusted in future periods based upon the achievement of the TSR performance goal.  The weighted average grant date fair value of the TSR awards granted during

2011 was $5.60, utilizing weighted average assumptions including a 1.01% risk-free interest rate and a 62.12% expected volatility rate.

The following table summarizes the activity relating to performance unit grants:

	2011	2010	2009

Outstanding at January 1 (number of units)	499,267	343,976	227,903
Granted	1,099,884	258,085	303,487
Terminated	(79,580)	(22,736)	(67,762)
Settled	(256,997)	(80,058)	(119,652)
Outstanding at December 31 (number of units)	1,262,574	499,267	343,976

The aggregate intrinsic value of performance units outstanding at December 31, 2011, was approximately $10.4 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $2.3 million in 2011, $2.1 million in 2010, and $2.2 million in 2009.

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2011	2010	2009

Outstanding at January 1 (number of shares)	40,800	77,613	77,613
Exercised	—	(36,813)	—
Outstanding and exercisable at December 31 (number of shares)	40,800	40,800	77,613
Price of outstanding and exercisable rights:
$8.73	30,800	30,800	67,613
$17.16	10,000	10,000	10,000

For the year ended December 31, 2010, $0.2 million was paid to two participants in settlement of outstanding stock appreciation rights.  At December 31, 2011, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of $8.73 was less than one year, and with an exercise price of $17.16 was 7.0 years.

Dividend Equivalents

We maintain a Dividend Equivalent Plan.  Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the dividend equivalent grant.  The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Wausau Paper stock.  All of the outstanding dividend equivalents are fully vested.

The following table summarizes the activity relating to our dividend equivalent plan:

	2011	2010	2009

Outstanding at January 1 (number of shares)	60,082	60,082	151,750
Settled	(13,819)	—	(91,668)
Outstanding and exercisable at December 31
(number of shares)	46,263	60,082	60,082

During the year ended December 31, 2011, less than $0.1 million was paid to a participant in settlement of outstanding dividend equivalent awards.  For the year ended December 31, 2009, $0.3 million was paid to a participant in settlement of outstanding dividend equivalent awards.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of ASC 718-10. The (credit) provision for stock appreciation rights and dividend equivalents is shown in the following table.

(all dollar amounts in thousands)	2011	2010	2009

Stock appreciation rights	$(19)	$(246)	$30
Dividend equivalents	(1)	(111)	(262)
Total	$(20)	$(357)	$(232)

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

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $4.9 million and $5.4 million at December 31, 2011 and 2010, respectively.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2011, 2010, and 2009, respectively.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among PRPs.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a PRP at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2011, we were committed to spend approximately $93.9 million, $92.8 million related to an expansion project in our Tissue segment, on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities.  Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities.  We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2012 and 2019.  At December 31, 2011, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of energy and certain raw materials.  These obligations expire between 2012 and 2016.  We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

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

Long-Term Debt

The fair value of our long-term debt is estimated based on current rates offered to us for debt of the same remaining maturities.  At December 31, 2011 and 2010, the estimated fair value of the long-term debt exceeded the carrying value by approximately $10.2 million and $5.2 million, respectively.

Interest Rate Agreement

Interest-rate swaps designated in fair value hedge relationships have been used by us in the past to mitigate the risk of reductions in the fair value of existing fixed-rate long-term notes due to decreases in LIBOR-based interest rates.  Gains and losses on these instruments were reflected in interest expense in the period in which they occurred, and an offsetting gain or loss is also reflected in interest expense based on changes in the fair value of the debt instrument being hedged due to changes in LIBOR-based interest rates.  During 2001, the interest rate agreements were terminated.  The amounts received from the swap counterparties at termination approximated the fair values of the swaps at the respective termination dates.  The premium recorded on debt during the period the swaps were outstanding was amortized using the effective interest rate method over the remaining term of the respective debt instruments.  Debt premium amortization reduced interest expense by approximately $0.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 13  Subsequent Events

On February 3, 2012, our revolving-credit agreement, as well as our note purchase and private-shelf agreement was amended to provide additional flexibility in calculating our maximum consolidated leverage ratio by excluding from the calculation the impact of any pension and post-retirement charges against shareholder’s equity, up to a maximum of $70 million.  At December 31, 2011, we were in compliance with all required covenants.

In December 2011, we announced the completion of an agreement related to the sale of our premium Print & Color brands, and the decision to close our Brokaw, Wisconsin paper mill. The sale, to Neenah Paper, Inc., closed on January 31, 2012.  Sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper generated cash proceeds of $20.5 million.

Note 14  Segment Data

Factors Used to Identify Reportable Segments

We have evaluated our disclosures of our business segments in accordance with ASC Subtopic 280-10 “Segment Reporting”, and as a result we have classified our operations into two principal reportable segments:  Tissue and Paper, each providing different products.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Products From Which Revenue Is Derived

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the away-from-home market.  Tissue operates a paper mill in Middletown, Ohio, and a converting facility in Harrodsburg, Kentucky.

For all periods presented, the Paper segment produced specialty and fine printing and writing papers within four core sectors — Food, Industrial & Tape, Coated & Liner, and Print & Color.  These products were produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.  The historical Paper segment information includes the Paper segment’s Jay, Maine facility, that permanently closed during the second quarter of 2009, and a converting facility that was permanently closed in December 2009.  Please see Note 2 for additional information on facility closures.

During 2011, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, one customer accounted for approximately 11% of Tissue net sales, while no single customer of the Paper segment comprised 10% or more of segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2011	2010	2009

Net sales external customers:
Tissue	$336,268	$343,309	$336,215
Paper	698,306	712,379	695,929
	$1,034,574	$1,055,688	$1,032,144

Operating profit (loss):
Tissue	$31,358	$46,150	$49,469
Paper	(76,225)	12,301	9,602
Corporate and eliminations	18,779	(14,610)	(14,998)
	$(26,088)	$43,841	$44,073

Segment assets:
Tissue	$224,949	$208,988
Paper	367,249	431,512
Corporate and unallocated	86,632	37,109
	$678,830	$677,609

Other Significant Items

	Depreciation,	Expenditures
	Depletion, and	for Long—Lived
(all dollar amounts in thousands)	Amortization	Assets

2011
Tissue	$29,992	$50,828
Paper	23,262	23,636
Corporate and unallocated	2,561	3,599
	$55,815	$78,063

2010
Tissue	$30,114	$6,588
Paper	23,799	35,089
Corporate and unallocated	2,616	1,313
	$56,529	$42,990

2009
Tissue	$28,453	$23,928
Paper	44,779	19,424
Corporate and unallocated	1,928	2,596
	$75,160	$45,948

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2011	2010	2009

United States	$937,676	$965,242	$946,976
All foreign countries	96,898	90,446	85,168
	$1,034,574	$1,055,688	$1,032,144

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Annual
2011*
Net sales	$248,915	$267,146	$265,835	$252,678	$1,034,574
Gross profit (loss)	21,627	26,508	27,150	(16,687)	58,598
Operating (loss) profit	(434)	7,661	10,014	(43,329)	(26,088)
Net (loss) earnings	(1,391)	3,230	5,181	(28,718)	(21,698)
Net (loss) earnings per share basic	$(0.03)	$0.07	$0.11	$(0.58)	$(0.44)
Net (loss) earnings per share diluted	$(0.03)	$0.07	$0.10	$(0.58)	$(0.44)

2010**
Net sales	$255,862	$265,621	$273,988	$260,217	$1,055,688
Gross profit	26,984	30,512	42,551	30,598	130,645
Operating profit	7,811	10,805	22,919	2,306	43,841
Net earnings	2,915	5,569	13,164	15,208	36,856
Net earnings per share basic and diluted	$0.06	$0.11	$0.27	$0.31	$0.75

2009***
Net sales	$238,771	$262,174	$273,447	$257,752	$1,032,144
Gross profit	20,248	23,621	49,381	39,584	132,834
Operating profit	428	6	26,336	17,303	44,073
Net (loss) earnings	(1,353)	(1,915)	14,641	9,190	20,563
Net (loss) earnings per share basic and diluted	$(0.03)	$(0.04)	$0.30	$0.19	$0.42

* In 2011, the fourth quarter includes after-tax expense of $52.9 million or $1.08 per share related to the closure of the Brokaw, Wisconsin mill.  The first, second, third, and fourth quarters include after-tax expense of $0.1 million ($0.2 million pre-tax) or less than $0.01 per share, $0.2 million ($0.4 million pre-tax) or less than $0.01 per share, $0.4 million ($0.7 million pre-tax) or $0.01 per share, and $0.6 million ($1.0 million pre-tax) or $0.01 per share, respectively, of expenses related to an expansion project in our Tissue segment.  In addition, the first and second quarters of 2011 include after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share and $0.5 million ($0.7 million pre-tax) or $0.01 per share, respectively, of expenses related to the paper machine rebuild at our Paper segment’s Brainerd, Minnesota mill.  The fourth quarter of 2011 also includes an after-tax gain of $23.0 million ($35.6 pre-tax) or $0.47 per share related to the sale of substantially all of our remaining timberlands.

** In 2010, the first quarter includes after-tax expense of $1.2 million or $0.02 per share related to the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  The third quarter of 2010 includes an after-tax gain of $0.8 million ($1.3 million pre-tax) or $0.02 per share related to an additional credit for the use of alternative fuel mixtures at our Paper segment’s Mosinee, Wisconsin facility following additional guidance regarding the credit from the Internal Revenue Service.  The fourth quarter of 2010 includes a credit for income taxes of $13.6 million or $0.28 per share and after-tax expense of $0.9 million ($1.4 million pre-tax) or $0.02 per share, both related to the conversion of the alternative fuel mixture credit to the cellulosic biofuel credit.  In addition, the fourth quarter of 2010 includes an after tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a natural gas transportation contract for the former manufacturing facility in Groveton, New Hampshire, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.

*** In 2009, the first, second, third, and fourth quarters include after-tax expense of $2.8 million ($4.5 million pre-tax) or $0.06 per share, $13.3 million ($21.4 million pre-tax) or $0.27 per share, $0.7 million ($1.1 million pre-tax) or $0.01 per share, and $0.6 million ($0.9 million pre-tax) or $0.01 per share, respectively, related to closure costs and restructuring expenses as a result of the closure of Paper’s Groveton, New Hampshire mill and Appleton, Wisconsin converting facility, the sale and closure of roll wrap operations, and the closure of Paper’s Jay, Maine mill.  In addition, the first quarter of 2009 includes after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to expenses associated with the towel machine rebuild at Tissue’s Middletown, Ohio mill and the start-up of Paper’s distribution center in Bedford Park, Illinois.  Also in 2009, the second, third, and fourth quarters include after-tax gains of $3.5 million ($5.7 million pre-tax) or $0.07 per share, $2.5 million ($4.0 million pre-tax) or $0.05 per share, and $2.3 million ($3.7 million pre-tax) or $0.05 per share, respectively, related to a tax credit for the use of alternative fuel mixtures at Paper’s Mosinee, Wisconsin facility.  The third quarter of 2009 includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Paper’s non-core yeast business.

Market Prices For Common Shares (Unaudited)

	2011			2010			2009
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$9.05	$7.03	$0.03	$11.89	$8.00	—	$11.86	$3.75	$0.085
2nd	$8.21	$5.83	$0.03	10.26	6.73	—	9.61	5.00	—
3rd	$7.62	$5.82	$0.03	8.53	6.01	—	10.55	5.98	—
4th	$8.49	$6.05	$0.03	9.19	7.63	$0.03	12.21	8.01	—

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.  On March 1, 2009, we announced the suspension of cash dividends.  No cash dividends were paid in the second, third, or fourth quarters of 2009.  On October 20, 2010, we reinstated a quarterly dividend.  Dividends of $0.03 per share were paid in the fourth quarter of 2010.  Dividends of $0.03 per share were paid in each quarter of 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012. Our audits also included the financial statement schedule of the Company included in Item 8. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 29, 2012

Financial Statement Schedule II — Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2008	$923	$1,294
Charges to cost and expense	732	10
Deductions	(144)	(1,206)
Balance December 31, 2009	1,511	98
Charges to cost and expense	607	1
Deductions	(371)	(3)
Balance December 31, 2010	1,747	96
Charges (credits) to cost and expense	(218)	19
Deductions	(576)	—
Balance December 31, 2011	$953	$115

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under “Management’s Report on Internal Control Over Financial Reporting” on page 39 and “Report of Independent Registered Public Accounting Firm” on page 40. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2012 annual meeting of shareholders (the “2012 Proxy Statement”) under the subcaption “Election of Directors — Election Procedures, Nominees, and Board Recommendation.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers, which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit.  Each of these codes is available at “Investors — Corporate Governance” on our website (wausaupaper.com).  Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption.  In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose that amendment or waiver at the website address where the code may also be found.

Corporate Governance Guidelines and Committee Charters

We have adopted Corporate Governance guidelines and charters for the Board of Directors’ Audit, Compensation, and Corporate Governance Committees.  These guidelines and charters are available at “Investors — Corporate Governance” on our website (wausaupaper.com).  Shareholders may also request a free copy of these documents by writing to:

Corporate Secretary

Wausau Paper

100 Paper Place

Mosinee, WI 54455-9099

Audit Committee

Our Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies.  Mr. Freels (Chairman), Ms. Dewey, and Mr. Kuester serve on the Audit Committee.

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 29 years of experience in commercial banking and, for the last 16 years, has managed the investment portfolios of the private foundation for which he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Election of Directors —Director Compensation for 2011.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2012 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights(1)	rights(1) (2)	reflected in column (a))(1)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,091,210	$11.43	1,395,712

Equity compensation plans not approved by security holders	—	n/a	—

Total	3,091,210	$11.43	1,395,712

(1)         Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan and the 2010 Stock Incentive Plan.

(2)         The exercise price calculation is based only on outstanding options to purchase 1,828,636 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Corporate Governance — Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance — Director Independence.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters — Independent Auditor and Fees,” and “Report of the Audit Committee and Related Matters — Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this report

(1)                                 The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)                                     Consolidated Balance Sheets as of December 31, 2011 and 2010

(ii)                                  Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009

(iii)                               Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

(iv)                              Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009

(v)                                 Notes to Consolidated Financial Statements

(2)                                 Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)                                     Financial Statement Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009 (page 79)

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
4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998)

4.2

First Amendment dated August 22, 2000, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A/A, filed on December 19, 2000)

4.3

Second Amendment dated October 17, 2008, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(b) to Amendment No. 2 to Registration Statement on Form 8-A, filed on October 20, 2008)

4.4

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A, filed on October 29, 1998)

4.5	Note Purchase and Private Shelf Agreement, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2010)
4.6

Amendment No. 1, dated July 20, 2010, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 26, 2010)

4.7

Amendment No. 2, dated July 20, 2011, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 25, 2011)

4.8

$125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2010)

4.9

First Amendment to Credit Agreement, dated October 26, 2011, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 26, 2011)

4.10

Indenture of Trust dated July 1, 1995, relating to $19,000,000 in Series 1995 variable rate industrial revenue bonds (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

4.11	Timberlands Purchase and Sale Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 23, 2011)
4.12

Asset Purchase Agreement dated as of December 7, 2011, by and among Neenah Paper, Inc., Wausau Paper Corp., and Wausau Paper Mills, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 31, 2012)

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
10.8

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008)*

10.9	Directors’ Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.10	Directors Retirement Benefit Policy, as amended December 16, 2005 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 16, 2005)*
10.11

Mosinee Paper Corporation 1985 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.12

Mosinee Paper Corporation 1988 Stock Appreciation Rights Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.13

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008)*

10.14

Mosinee Paper Corporation 1994 Executive Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.15	2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)*
10.16	2010 Stock Incentive Plan, effective as of June 1, 2010 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed on December 22, 2010)*
10.17	2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*
10.18	Board of Directors Compensation Policy dated December 17, 2010 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 17, 2010)*
10.19	Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 17, 2010)*
10.20	Standard Form of Performance Unit Grant Agreement (Retention) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 21, 2012)*
10.21	Standard Form of Performance Unit Grant Agreement (Short-Term ROCE) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 21, 2012)*
10.22	Standard Form of Performance Unit Grant Agreement (Long-Term Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 21, 2012)*

10.23	Standard Form of Non-Qualified Stock Option Agreement (Performance) (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 17, 2010)*
10.24	Standard Form of Non-Qualified Stock Option Agreement (Retention) (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 17, 2010)*
10.25	Standard Form of Performance Unit Grant Agreement (Directors) (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated December 17, 2010)*
10.26	2010 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009)*
10.27	2010 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 18, 2009)*
10.28	2011 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2010)*
10.29	2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2010)*
10.30	2011 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 17, 2010)*
10.31	2012 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 15, 2011)*
10.32	2014 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 15, 2011)*
10.33	2012 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 15, 2011)*
21.1	Subsidiaries of Wausau Paper Corp. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.3	Certification of Interim CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document**
101.SCH XBRL Taxonomy Extension Schema**
101.CAL XBRL Taxonomy Extension Calculation Linkbase**
101.LAB XBRL Taxonomy Extension Label Linkbase**
101.PRE XBRL Extension Presentation Linkbase**
101.DEF XBRL Taxonomy Definition Linkbase**

* Executive compensation plans or arrangements.  All plans are sponsored or maintained by Wausau Paper unless otherwise noted.

**  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this annual report on Form 10-K shall be deemed “furnished” and not “filed.”

(b)                                 Exhibits

See Item 15(a)(3).

(c)                                  Financial Schedules

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.

February 29, 2012	/s/ SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President — Finance,
Secretary and Treasurer

(On behalf of the Registrant and as Principal Financial and Accounting Officer)

February 29, 2012	/s/ SHERRI L. LEMMER
Sherri L. Lemmer
Interim Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Corporate Controller (Effective March 1, 2012)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 29, 2012

/s/ THOMAS J. HOWATT	/s/ SAN W. ORR, JR.
Thomas J. Howatt	San W. Orr, Jr.
Chairman of the Board	Director

/s/ G. WATTS HUMPHREY, JR.	/s/ GARY W. FREELS
G. Watts Humphrey, Jr.	Gary W. Freels
Director	Director

/s/ DENNIS J. KUESTER	/s/ LONDA J. DEWEY
Dennis J. Kuester	Londa J. Dewey
Director	Director

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 23.1                                    Consent of Deloitte & Touche LLP

Exhibit 31.1                                    Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2                                    Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.3                                    Certification of Interim CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1                                    Certification of CEO, CFO, and Interim CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS                                                         XBRL Instance Document**

101.SCH                                                    XBRL Taxonomy Extension Schema**

101.CAL                                                    XBRL Taxonomy Extension Calculation Linkbase**

101.LAB                                                    XBRL Taxonomy Extension Label Linkbase**

101.PRE                                                      XBRL Extension Presentation Linkbase**

101.DEF                                                      XBRL Taxonomy Definition Linkbase**

*  Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 15 of Form 10-K to which this Exhibit Index relates.

**  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this annual report on Form 10-K shall be deemed “furnished” and not “filed.”