Form 10-Q
period 2012-03-31
WAUSAU PAPER CORP.
filed 2012-05-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of common shares outstanding at April 30, 2012 was 49,308,362.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements Condensed Consolidated Statements of Comprehensive Income, Three Months Ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	1

	Condensed Consolidated Balance Sheets, March 31, 2012 (unaudited) and December 31, 2011 (derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows, Three Months Ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

i

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2012	2011

Net sales	$216,182	$191,697
Cost of sales	189,682	170,964
Gross profit	26,500	20,733

Selling and administrative	23,184	19,246
Operating profit	3,316	1,487

Interest expense	(866)	(1,781)
Other expense, net	(4)	(5)
Earnings (loss) from continuing operations before income taxes	2,446	(299)

Provision (credit) for income taxes	906	(105)
Earnings (loss) from continuing operations	1,540	(194)

Earnings (loss) from discontinued operations, net of taxes	8,218	(1,197)

Net earnings (loss)	$9,758	$(1,391)

Net earnings (loss) per share — basic and diluted:
Continuing operations	$0.03	$0.00
Discontinued operations	0.17	(0.02)
Net earnings (loss)	$0.20	$(0.03)

Weighted average shares outstanding — basic	49,295	49,130
Weighted average shares outstanding — diluted	49,519	49,130

Other comprehensive income (loss)
Retirement and other post-retirement plans, net of taxes	$973	$(2,342)
Other comprehensive income (loss)	973	(2,342)
Comprehensive income (loss)	$10,731	$(3,733)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2011
	March 31,	(derived from
	2012	audited financial
(all dollar amounts in thousands)	(unaudited)	statements)

Assets
Current assets:
Cash and cash equivalents	$9,871	$26,661
Receivables, net	84,325	87,918
Inventories	44,415	80,525
Spare parts	26,250	26,532
Other current assets	4,702	4,698
Assets of discontinued operations - current	16,782	—
Total current assets	186,345	226,334
Property, plant, and equipment — net	389,322	369,836
Deferred income taxes	24,324	32,607
Other assets	49,838	50,053
Assets of discontinued operations — long-term	10,719	—

Total Assets	$660,548	$678,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,051	$77,925
Accrued and other liabilities	70,930	77,370
Liabilities of discontinued operations - current	2,819	—
Total current liabilities	128,800	155,295
Long-term debt	122,000	127,650
Post-retirement benefits	97,962	97,421
Pension	76,568	77,824
Other noncurrent liabilities	27,608	24,396
Total liabilities	452,938	482,586
Stockholders’ equity	207,610	196,244

Total Liabilities and Stockholders’ Equity	$660,548	$678,830

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2012	2011

Net cash provided by (used in) operating activities	$18,327	$(9,011)

Cash flows from investing activities:
Capital expenditures	(48,724)	(13,987)
Grants received for capital expenditures	236	400
Proceeds from sale of business	20,500	—
Proceeds from sale of assets	—	26

Net cash used in investing activities	(27,988)	(13,561)

Cash flows from financing activities:
Net (payments) issuances of commercial paper	(5,650)	9,735
Borrowings under credit agreements	3,000	13,500
Payments under credit agreements	(3,000)	—
Dividends paid	(1,479)	(1,480)

Net cash (used in) provided by financing activities	(7,129)	21,755

Net decrease in cash and cash equivalents	(16,790)	(817)
Cash and cash equivalents, beginning of period	26,661	2,003

Cash and cash equivalents, end of period	$9,871	$1,186

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.                                  Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to the notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2011, for our accounting policies and other disclosures, which are pertinent to these statements.

The results of operations of the Paper segment’s Brokaw, Wisconsin paper mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented.  The corresponding assets and liabilities of the discontinued operation in the Condensed Consolidated Balance Sheets have been reclassified at March 31, 2012 in accordance with the authoritative literature on assets held for sale and discontinued operations.  The assets and liabilities of the discontinued operation were not retroactively reclassified in the December 31, 2011, Condensed Consolidated Balance Sheet, and as a result, the balances are not comparable between periods.  Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 3 for further information regarding discontinued operations.

Note 2.                                  New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income”. This guidance requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirements do not change how earnings per share is calculated or presented. We adopted ASU 2011-05 in the first quarter of 2012, and have presented comprehensive income in our Condensed Consolidated Statements of Comprehensive Income.

Note 3.                                  Discontinued Operations and Other

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  At March 31, 2012, we have determined that the assets of the Brokaw mill, which are part of our Paper segment, meet the criteria for held for sale classification, and are reported as discontinued operations in accordance with FASB ASC Subtopic

205-20, “Discontinued Operations.”  We expect to complete the disposal of the Brokaw mill assets within the next year.  In addition, at March 31, 2012, we have evaluated the recoverability of the carrying amount of the long-lived assets of the discontinued operation.  As part of the evaluation, we have estimated the future cash flows related to the long-lived assets and determined those cash flows are not sufficient to recover the carrying value of the assets.  As there are no quoted market prices available for these or similar assets, we have used our best estimates in determining the fair value of the long-lived assets of the discontinued operation.  The use of these unobservable inputs, or level 3 inputs, resulted in pre-tax impairment charges of $2.1 million for the three months ended March 31, 2012.  These impairment charges are included in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  With the sale of the premium Print & Color brands and closure of the Brokaw mill, we have essentially eliminated our participation in the Print & Color markets in which we have historically competed.  We continue to manufacture and convert select Print & Color products for the buyer during a post-closing period which is expected to expire late in 2012.  The continuing cash flows from this supply agreement are not a result of participation in an active market, and are not considered direct cash flows under ASC 205-20.

The following table details the components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets:

March 31,
(all dollar amounts in thousands)	2012

Receivables	$12,737
Inventories	3,160
Other current assets	885
Assets of discontinued operations - current	16,782
Property, plant, and equipment - net	4,600
Deferred income taxes	6,119
Assets of discontinued operations	27,501

Accounts payable	652
Accrued and other liabilities, net	2,167
Liabilities of discontinued operations - current	2,819

Net assets of discontinued operations	$24,682

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income information for discontinued operations:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2012	2011

Net sales	$41,540	$57,218

Earnings (loss) from discontinued operations before income taxes	13,043	(1,841)
Provision (credit) for income taxes	4,825	(644)
Earnings (loss) from discontinued operations, net of taxes	$8,218	$(1,197)

Net earnings (loss) per share — basic and diluted	$0.17	$(0.02)

During the first quarter of 2012, we continued to execute restructuring activities related to the closure of the Brokaw mill, and have recognized, exclusive of the gain recorded for the sale transaction, net pre-tax charges of approximately $3.4 million during the three months ended March 31, 2012. These net charges, which are detailed in the following table, are recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.

March 31,
(all dollar amounts in thousands)	2012

Impairment of long-lived assets	$2,075
Severance and benefit continuation costs	1,108
Other associated costs, net	245

Total	$3,428

Additional pre-tax closure charges of approximately $4 million are expected to be incurred during the remainder of 2012.

Following is a summary of the liabilities for restructuring expenses through March 31, 2012, related to the closure of the Brokaw mill, all of which are included in liabilities of discontinued operations - current:

	December 31,	Reserve		Reclassify	March 31,
(all dollar amounts in thousands)	2011	Provisions	Payments	Reserves	2012

Severance and benefit continuation	$4,997	$1,108	$(2,427)	$—	$3,678
Contract termination and other	570	289	(99)	(570)	190

Total	$5,567	$1,397	$(2,526)	$(570)	$3,868

In the first quarter of 2012, we incurred pre-tax charges of $3.3 million related to a previously terminated natural gas contract for our previously closed Groveton, New Hampshire mill.  The charge is included in selling and administrative expenses in the Condensed Consolidated Statements of Operations.  At March 31, 2012, $2.2 million and $10.8 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton, New Hampshire mill.  At December 31, 2011, $2.3 million and $7.9 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.

Note 4.                                  Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2012	2011

Basic weighted average common shares outstanding	49,295	49,130
Dilutive securities:
Stock compensation plans	224	—

Diluted weighted average common shares outstanding	49,519	49,130

Earnings (loss) from continuing operations, net of tax	$1,540	$(194)
Earnings (loss) from discontinued operations, net of tax	8,218	(1,197)

Net earnings (loss)	$9,758	$(1,391)

Earnings (loss) from continuing operations, net of tax, per share — basic and diluted	$0.03	$0.00
Earnings (loss) from discontinued operations, net of tax, per share — basic and diluted	0.17	(0.02)

Net earnings (loss) per share — basic and diluted	$0.20	$(0.03)

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  For the three months ended March 31, 2012 and 2011, stock-based grants for 1,322,697 and 2,063,748 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 5.                                  Receivables

Receivables at March 31, 2012, exclude discontinued operations. The receivables related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2011.

	March 31,	December 31,
(all dollar amounts in thousands)	2012	2011

Trade	$83,555	$87,152
Other	1,508	1,719
	85,063	88,871
Less: allowances for doubtful accounts	(738)	(953)

	$84,325	$87,918

Note 6.                                  Inventories

Inventories at March 31, 2012, exclude discontinued operations. The inventories related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2011.

	March 31,	December 31,
(all dollar amounts in thousands)	2012	2011

Raw materials	$26,810	$32,069
Work in process and finished goods	55,571	100,044
Supplies	5,452	4,166
Inventories at cost	87,833	136,279
Less: LIFO reserve	(43,418)	(55,754)

	$44,415	$80,525

Note 7.                                  Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2012, excludes discontinued operations. Property, plant, and equipment related to discontinued operations was not retroactively reclassified and is included in the following table at December 31, 2011.

	March 31,	December 31,
	2012	2011
Property, plant, and equipment
Buildings	$91,750	$121,625
Machinery and equipment	801,511	992,244
	893,261	1,113,869
Less: accumulated depreciation	(612,130)	(820,815)
Net depreciated value	281,131	293,054
Land	3,943	6,776
Timber and timberlands, net of depletion	48	48
Construction in progress	104,200	69,958
	$389,322	$369,836

Excluding discontinued operations, the provision for depreciation, amortization, and depletion was $11.3 million and $12.5 million for the three months ended March 31, 2012 and 2011, respectively.  Excluding discontinued operations, during each of the three months ended March 31, 2012 and 2011, cost of sales included net losses of $0.3 million on sales and disposals of property, plant, and equipment.

Note 8.                                  Debt

A summary of total debt is as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2012	2011

Unsecured private placement notes	$100,000	$100,000
Industrial development bonds	19,000	19,000
Commercial paper placement agreement	3,000	8,650
Total long-term debt	$122,000	$127,650

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  At March 31, 2012, $100 million was currently outstanding under the note purchase and private-shelf agreement.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At March 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving-credit agreement.

At March 31, 2012, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our existing credit agreements.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At March 31, 2012, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2012.

Note 9.                                  Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2012	2011	2012	2011

Service cost	$645	$753	$508	$377
Interest cost	2,755	3,166	1,039	1,093
Expected return on plan assets	(3,664)	(3,799)	—	—
Amortization of:
Prior service cost (benefit)	1,277	461	(770)	(860)
Actuarial loss	274	959	788	545
Curtailment	—	—	(634)	—

Net periodic benefit cost	$1,287	$1,540	$931	$1,155

We previously disclosed in our consolidated financial statements for the year ended December 31, 2011, that we anticipate making contributions of $23.3 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements and elective contributions in 2012.  As of March 31, 2012, we have made payments of approximately $1.6 million to our pension plans.  In addition, as previously reported, we expect to contribute $3.8 million, net of subsidy reimbursements, directly to other post-retirement plans in 2012.  As of March 31, 2012, we have contributed approximately $0.8 million to our other post-retirement plans.

Note 10.                           Share-Based Compensation

We account for stock-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2012 and March 31, 2011, share-based compensation expense related to non-qualified stock option grants and performance unit awards was approximately $1.0 million and $1.6 million, respectively.  We recognize compensation expense on grants of stock options and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2012, total unrecognized compensation cost related to share-based compensation awards was approximately $4.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.1 years.

During the first quarter of 2012, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 35,253 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 74,435 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 277,443 of performance units with vesting of the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The third type of award was comprised of 515,299 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three months ended March 31, 2012, as it is probable a portion of the awards will vest as performance criteria are met.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of ASC Subtopic 718-10.  During the three months ended March 31, 2012 and 2011, we recognized expense of approximately $0.1 million and a credit of approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

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

The Paper segment produces specialty papers within three core markets — Food, Industrial & Tape, and Coated & Liner.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander and Mosinee, Wisconsin.  In 2011 and into 2012, the Paper segment produced fine printing and writing papers at a manufacturing facility in Brokaw, Wisconsin.  Papermaking operations at the Brokaw facility permanently ceased on February 10, 2012.  In accordance with authoritative literature, we have reported the Brokaw facility as a discontinued operation at March 31, 2012.  See Note 3 for additional information on facility closures.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements.  The sales and operating profit (loss) information excludes discontinued operations in all periods presented.  The asset information for the Paper segment includes assets of discontinued operations in all periods presented.

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2012	2011

Net sales external customers:
Tissue	$81,686	$76,891
Paper	134,496	114,806

	$216,182	$191,697

Operating profit (loss):
Tissue	$9,177	$6,311
Paper	289	563
Corporate & eliminations	(6,150)	(5,387)

	$3,316	$1,487

	March 31,	December 31,
	2012	2011

Segment assets:
Tissue	$284,903	$224,949
Paper	314,484	367,249
Corporate & unallocated*	61,161	86,632

	$660,548	$678,830

*                 Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2011, for our accounting policies and other disclosures which are pertinent to these statements.

Operations Review

Overview

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  The Print & Color portion of the Paper segment competed in the declining uncoated freesheet market, and was faced with continuing margin compression and volume pressures.  During the first quarter of 2012, we completed the sale of the premium Print & Color brands, inventory, and select equipment, and in February ceased papermaking operations at the Brokaw, Wisconsin paper mill.  Consequently, the impact of this site and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated.  For additional information on discontinued operations, please refer to “Note 3 — Discontinued Operations and Other” in the Notes to Condensed Consolidated Financial Statements.

Our exit from the Print & Color business aligns the Paper segment with growth-oriented technical markets: Food, Industrial & Tape, and Coated & Liner.  The Tissue segment continues to focus on production and marketing of a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial away-from-home market.

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except per share data)	2012	2011

Earnings (loss) from continuing operations	$1,540	$(194)
Earnings from continuing operations per share — basic and diluted	$0.03	$0.00

For the first quarter of 2012, we reported earnings from continuing operations of $1.5 million, or $0.03 per share, compared to a prior year loss from continuing operations of $0.2 million.  Earnings from continuing operations in the first quarter of 2012 include after-tax capital-related expenses of $1.2 million, or $0.02 per share, due to an expansion project in our Tissue segment.  In addition, the first three months of 2012 include after-tax expenses of $2.1 million, or $0.04 per share, related to a natural gas transportation contract for our former Groveton, New Hampshire paper mill.  Earnings from continuing operations in the first quarter of 2011 include after-tax capital-related expenses of $2.3 million, or $0.05 per share, due to a paper machine rebuild within our Paper segment and the above mentioned expansion to the converting facility in our Tissue segment.

Net Sales and Gross Profit on Sales

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except tons sold)	2012	2011

Net sales	$216,182	$191,697
Tons sold	136,328	117,185
Gross profit on sales	$26,500	$20,733
Gross profit margin	12%	11%

Consolidated net sales and shipments increased 13% and 16%, respectively, during the first quarter of 2012 as compared to the first quarter of 2011, due to volume increases within nearly all of the market segments in which we compete.  During the same comparative periods, average net selling price decreased 3%, or more than $3 million, with more than three-quarters of the decrease due to changes in overall product mix, primarily concentrated in our Paper segment.

Gross profit for the three months ended March 31, 2012, was $26.5 million compared to $20.7 million for the three months ended March 31, 2011.  Gross profit in the first quarter of 2011 included capital-related charges of $3.5 million, mostly due to a paper machine rebuild within our Paper segment.  Quarter-over-quarter, gross profit was favorably impacted by a decrease in fiber and energy prices of approximately $6 million and $1 million, respectively.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Paper segment’s Brokaw, Wisconsin paper mill. We permanently ceased papermaking operations at the mill on February 10, 2012, resulting in no backlogs related to the discontinued operation at March 31, 2012. The March 31, 2011 backlog information presented in the table below includes the discontinued operation.

	March 31,
Consolidated Order Backlogs	2012	2011

Order backlogs in tons:
Tissue	2,800	2,800
Paper	34,400	23,800

	37,200	26,600

Backlog tons at March 31, 2012 represent $56.5 million in sales compared to $40.8 million in sales at March 31, 2011.  The entire backlog at March 31, 2012 is expected to be shipped during the remainder of 2012.

Tissue

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2012	2011

Net sales	$81,686	$76,891
Tons sold	42,198	40,244
Gross profit on sales	$16,751	$12,578
Gross profit margin	21%	16%

In April 2011, the Company’s Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly value-added products.  The expansion will include a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100 percent recycled fiber.  We anticipate systems testing and machine start-up to occur in the fourth quarter of 2012.

Tissue’s net sales and product shipments increased 6% and 5%, respectively, in the first quarter of 2012 compared to the same period in the prior year, due to benefit from mid-2011 pricing actions and prior-year adverse weather-related shipment weakness.  Average net selling price increased almost 2%, or over $1 million, over the same comparative period, entirely due to increases in actual selling prices.  Gross profit margin for Tissue in the first quarter of 2012 increased 5 percentage points compared to the first quarter of 2011.  During the first quarter of 2012 as compared to the same period in 2011, decreases in fiber-related prices positively impacted gross profit margin by approximately $3 million, while energy prices remained relatively stable over the same comparative periods.

Paper

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Paper segment’s Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  At March 31, 2012, we have determined that the assets of the Brokaw mill, which are part of our Paper segment, meet the criteria for held for sale classification, and are reported as discontinued operations in accordance with Accounting Standards Codification Subtopic 205-20, “Discontinued Operations.”  We expect to complete the disposal of the Brokaw mill assets within the next year.

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  With the sale of the premium Print & Color brands and closure of the Brokaw mill, we have essentially eliminated our participation in the Print & Color markets in which we have historically competed.  The following information and discussion of the Paper segment exclude discontinued operations for all periods presented.

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2012	2011

Net sales	$134,496	$114,806
Tons sold	94,130	76,941
Gross profit on sales	$9,767	$8,218
Gross profit margin	7%	7%

Paper’s first quarter 2012 net sales and shipments increased over 17% and 22%, respectively, as compared to the same period in 2011.  The increase in product shipments was primarily due to growth within our technical paper markets.  The increase in shipments was partially offset by a decrease of over 4%, or approximately $4 million, in average net selling prices in the first quarter of 2012 as compared to the first quarter of 2011.  The decrease in average net selling prices was primarily due to changes in product mix during the first quarter of 2012 as compared with the same period in 2011.

Gross profit margin for the Paper segment was 7% in the first quarter of 2012 and 2011.  Gross profit in the first quarter of 2011 included expenses of $3.3 million related to the rebuild of a paper machine at our Brainerd, Minnesota paper mill.  Gross profit margins for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were favorably impacted by a decrease in fiber and energy prices of approximately $3 million combined; however, favorable impacts from fiber and energy prices were more than offset by increases in other costs of manufacturing, primarily a result of maintenance and transition costs associated with the exit from the Print & Color business.

Selling and Administrative Expenses

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2012	2011

Selling and administrative expense	$23,184	$19,246
As a percent of net sales	11%	10%

Excluding discontinued operations, selling and administrative expenses in the first quarter of 2012 were $23.2 million compared to $19.2 million in the same period of 2011.  Stock-based incentive compensation programs resulted in expense of $1.3 million during the first quarter of 2012 compared to expense of $1.4 million during the first quarter of 2011.  The majority of the quarter-over-quarter increase in selling and administrative expense was primarily a result of a pre-tax charge of $3.3 million to the value of a terminated natural gas transportation contract for our former Groveton, New Hampshire paper mill.  The remaining increase year-over-year is primarily due to increases in legal and consulting expenses.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2012	2011

Interest expense	$866	$1,781

Interest expense in the first quarter of 2012 was $0.9 million compared to interest expense of $1.8 million in the first quarter of 2011.  The decrease in interest expense is primarily due to the impact of capitalized interest on long-term projects during the comparative periods.  Total debt was $122.0 million and $150.6 million at March 31, 2012 and 2011, respectively.  Total debt at December 31, 2011 was $127.7 million.  Total interest capitalized on long-term projects was $0.8 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2012	2011

Provision (credit) for income taxes from continuing operations	$906	$(105)
Effective tax rate	37%	35%

The effective tax rate for the remainder of 2012 is expected to continue to be 37%.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2012	2011

Net cash provided by (used in) operating activities	$18,327	$(9,011)
Capital expenditures	48,724	13,987

Comparing the first three months of 2012 with the same period in 2011, the increase in cash provided by operating activities primarily reflects working capital improvements, notably significant reductions in inventories due to our exit from the Print & Color business.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion will include a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  Capital spending related to this project was $46.4 million in the first quarter of 2012, with anticipated full-year capital spending on this project to be approximately $150 million in 2012, and $12 million in 2013.  We expect to fund the project primarily from future operational cash flows and available credit from our established $325 million borrowing base. Construction related to the new paper machine, which will be located at our converting facility in Harrodsburg, Kentucky, is underway, with systems testing and machine startup expected in the fourth quarter of 2012.

Total capital spending for the first three months of 2012 was $48.7 million compared to $14.0 million during the first three months of 2011.  The increase in capital expenditures in the first quarter of 2012 as compared to the same period in 2011 is primarily due to the Tissue expansion project.  Total capital spending for the full-year of 2012 is expected to be approximately $162 million, including capital spending related to the Tissue expansion project.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2012	2011

Total debt	$122,000	$127,650
Stockholders’ equity	207,610	196,244
Total capitalization	329,610	323,894
Total debt/capitalization ratio	37%	39%

As of March 31, 2012, total debt decreased $5.7 million from the $127.7 million borrowed at December 31, 2011, primarily the result of the sale of our Print & Color brands and strong cash flows from operations offset by increased capital spending related to the Tissue expansion project.  We anticipate total debt levels will increase throughout 2012 as we progress with the Tissue machine expansion project.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  At March 31, 2012, $100 million was currently outstanding under the note purchase and private-shelf agreement.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At March 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving-credit agreement.

At March 31, 2012, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our existing credit agreements.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At March 31, 2012, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2012.

At December 31, 2011, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first quarters of 2012 or 2011.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2012, to shareholders of record on February 1, 2012.  On April 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable May 15, 2012 to shareholders of record on May 1, 2012.

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

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2011.

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

PART II.  OTHER INFORMATION

Item 1A.                                                Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 9, 2012	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer,
Principal Accounting Officer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2012

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