Form 10-Q
period 2012-06-30
WAUSAU PAPER CORP.
filed 2012-08-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of common shares outstanding at July 31, 2012 was 49,322,921.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2012	2011	2012	2011

Net sales	$212,872	$215,870	$429,054	$407,567
Cost of sales	187,191	189,628	376,873	360,592
Gross profit	25,681	26,242	52,181	46,975

Selling and administrative	21,468	16,104	44,652	35,348
Operating profit	4,213	10,138	7,529	11,627

Interest expense	(874)	(2,036)	(1,740)	(3,817)
Loss on early extinguishment of debt	—	(666)	—	(666)
Other expense, net	(6)	(4)	(10)	(10)
Earnings from continuing operations before income taxes	3,333	7,432	5,779	7,134

Provision for income taxes	1,232	2,601	2,138	2,497
Earnings from continuing operations	2,101	4,831	3,641	4,637

(Loss) earnings from discontinued operations, net of taxes	(3,416)	(1,601)	4,802	(2,798)

Net (loss) earnings	$(1,315)	$3,230	$8,443	$1,839

Net earnings (loss) per share - basic and diluted:
Continuing operations	$0.04	$0.10	$0.07	$0.09
Discontinued operations	(0.07)	(0.03)	0.10	(0.06)
Net (loss) earnings	$(0.03)	$0.07	$0.17	$0.04

Weighted average shares outstanding — basic	49,309	49,164	49,302	49,147
Weighted average shares outstanding — diluted	49,309	49,398	49,524	49,366

Dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Other comprehensive income (loss)
Retirement and other post-retirement plans, net of taxes	$973	$718	$1,946	$(1,624)
Other comprehensive income (loss)	973	718	1,946	(1,624)
Comprehensive (loss) income	$(342)	$3,948	$10,389	$215

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(all dollar amounts in thousands)	2012	2011
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$33,085	$26,661
Receivables, net	84,869	87,918
Inventories	42,079	80,525
Spare parts	26,535	26,532
Other current assets	4,018	4,698
Assets of discontinued operations - current	5,416	—
Total current assets	196,002	226,334
Property, plant, and equipment, net	411,609	369,836
Deferred income taxes	25,591	32,607
Other assets	53,658	50,053
Assets of discontinued operations — long-term	10,376	—

Total Assets	$697,236	$678,830

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$65,825	$77,925
Accrued and other liabilities	69,039	77,370
Liabilities of discontinued operations - current	2,972	—
Total current liabilities	137,836	155,295
Long-term debt	150,000	127,650
Post-retirement benefits	99,110	97,421
Pension	78,287	77,824
Other noncurrent liabilities	27,264	24,396
Total liabilities	492,497	482,586
Stockholders’ equity	204,739	196,244

Total Liabilities and Stockholders’ Equity	$697,236	$678,830

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2012	2011

Net cash provided by operating activities	$40,130	$18,314

Cash flows from investing activities:
Capital expenditures	(73,836)	(29,407)
Grants received for capital expenditures	236	434
Proceeds from sale of business	20,500	—
Proceeds from sale of assets	2	417

Net cash used in investing activities	(53,098)	(28,556)

Cash flows from financing activities:
Net payments of commercial paper	(8,650)	(1,460)
Borrowings under credit agreement	3,000	33,000
Payments under credit agreement	(3,000)	(33,000)
Issuances of notes payable	50,000	50,000
Payments under notes payable obligations	—	(35,000)
Payments under industrial development bond agreement	(19,000)	—
Payment of premium on early extinguishment of debt	—	(708)
Dividends paid	(2,958)	(2,955)

Net cash provided by financing activities	19,392	9,877

Net increase (decrease) in cash and cash equivalents	6,424	(365)
Cash and cash equivalents, beginning of period	26,661	2,003

Cash and cash equivalents, end of period	$33,085	$1,638

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

The results of operations of the Paper segment’s Brokaw, Wisconsin paper mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented.  The corresponding assets and liabilities of the discontinued operation in the Condensed Consolidated Balance Sheets have been reclassified at June 30, 2012 in accordance with the authoritative literature on assets held for sale and discontinued operations.  The assets and liabilities of the discontinued operation were not retroactively reclassified in the December 31, 2011 Condensed Consolidated Balance Sheet, and as a result, the balances are not comparable between periods.  Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 3 for further information regarding discontinued operations.

Note 2.                                  New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income”. This guidance requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirements do not change how earnings per share is calculated or presented. We adopted ASU 2011-05 in the first quarter of 2012, and have presented comprehensive income as a single continous statement in our Condensed Consolidated Statements of Comprehensive Income.

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, “Fair Value Measurements”. The amendments in ASU 2011-04 generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair measurements has changed.  ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements.  Adopting these amendments had no effect on the condensed consolidated financial statements.

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 — Unobservable inputs based on the reporting entity’s own assumptions.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Note 3.                                  Discontinued Operations and Other

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  We have determined that the assets of the Brokaw mill, which are part of our Paper segment, meet the criteria for held for sale classification, and are reported as discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.”  We expect to complete the disposal of the Brokaw mill assets within the next nine months.  In addition, at June 30, 2012, we have evaluated the recoverability of the carrying amount of the long-lived assets of the discontinued operation.  As part of the evaluation, we have estimated the future cash flows related to the long-lived assets using a probability weighted estimate and determined those cash flows are sufficient to recover the carrying value of the assets recorded at June 30, 2012.  As there are no quoted market prices available for these or similar assets, we have used our best estimates in determining the fair value of the long-lived assets of the discontinued operation based upon a range of anticipated sales prices for these assets.  The use of these unobservable inputs, or level 3 inputs, resulted in no pre-tax impairment charges for the three months ended June 30, 2012.  For the six months ended, we recorded impairment charges of $2.1 million, which are included in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012.  With the sale of the premium Print & Color brands and closure of the Brokaw mill, we have eliminated our material participation in the Print & Color markets in which we have historically competed.  We continue to manufacture and convert select Print & Color products for the buyer during a post-closing period which is expected to expire in late 2012.  The continuing cash flows from this supply agreement are not a result of participation in an active market, and are not considered direct cash flows under ASC 205-20.

The following table details the components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets:

June 30,
(all dollar amounts in thousands)	2012

Receivables	$2,036
Deferred income taxes	3,269
Other current assets	111
Assets of discontinued operations - current	5,416
Property, plant, and equipment - net	4,600
Deferred income taxes	5,776
Assets of discontinued operations	15,792

Accounts payable	831
Accrued and other liabilities, net	2,141
Liabilities of discontinued operations - current	2,972
Net assets of discontinued operations	$12,820

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income information for discontinued operations:

	Three Months		Six Months
(all amounts in thousands, except per share	Ended June 30,		Ended June 30,
data)	2012	2011	2012	2011

Net sales	$3,565	$51,276	$45,104	$108,494

(Loss) earnings from discontinued operations before income taxes	(5,421)	(2,463)	7,622	(4,305)
(Credit) provision for income taxes	(2,005)	(862)	2,820	(1,507)
(Loss) earnings from discontinued operations, net of taxes	$(3,416)	$(1,601)	$4,802	$(2,798)

Net (loss) earnings per share — basic and diluted	$(0.07)	$(0.03)	$0.10	$(0.06)

During the second quarter of 2012, we continued to execute restructuring activities related to the closure of the Brokaw mill, and have recognized pre-tax charges of $2.9 million during the three months ended June 30, 2012, and, exclusive of the gain recorded for the sales transaction, net pre-tax charges of $6.3 million during the six months ended June 30, 2012.  These net charges, which are detailed in the following table, are recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.

(all dollar amounts in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Impairment of long-lived assets	$—	$2,075
Inventory and spare parts write-downs	985	985
Severance and benefit continuation costs	622	1,730
Other associated costs, net	1,246	1,491

Total	$2,853	$6,281

Additional pre-tax closure charges of approximately $0.6 million are expected to be incurred during the remainder of 2012.

Following is a summary of the liabilities for restructuring expenses through June 30, 2012, related to the closure of the Brokaw mill, all of which are included in liabilities of discontinued operations - current:

	December 31,	Reserve	Payments/	June 30,
(all dollar amounts in thousands)	2011	Provisions	Usage	2012

Severance and benefit continuation	$4,997	$1,730	$(5,943)	$784
Contract termination and other	570	239	(688)	121

Total	$5,567	$1,969	$(6,631)	$905

In the first quarter of 2012, we incurred pre-tax charges of $3.3 million related to a previously terminated natural gas contract for our previously closed Groveton, New Hampshire mill.  The charge is included in selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.  During the first six months of 2012, we have made payments related to this natural gas contract of $0.9 million. We will continue to make payments related to the contract over the original contractual term.  At June 30, 2012, $2.2 million and $10.5 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton, New Hampshire mill.  At December 31, 2011, $2.3 million and $7.9 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.

Note 4.                                  Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2012	2011	2012	2011

Basic weighted average common shares outstanding	49,309	49,164	49,302	49,147
Dilutive securities:
Stock compensation plans	—	234	222	219

Diluted weighted average common shares outstanding	49,309	49,398	49,524	49,366

Earnings from continuing operations, net of tax	$2,101	$4,831	$3,641	$4,637
(Loss) earnings from discontinued operations, net of tax	(3,416)	(1,601)	4,802	(2,798)

Net (loss) earnings	$(1,315)	$3,230	$8,443	$1,839

Earnings from continuing operations, net of tax, per share — basic and diluted	$0.04	$0.10	$0.07	$0.09
(Loss) earnings from discontinued operations, net of tax, per share — basic and diluted	(0.07)	(0.03)	0.10	(0.06)

Net earnings per share—basic and diluted	$(0.03)	$0.07	$0.17	$0.04

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss for the three months ended June 30, 2012, stock-based grants for 1,821,546 shares were considered to be antidilutive.  For the three months ended June 30, 2011, stock-based grants for 1,861,835 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  For the six months ended June 30, 2012 and 2011, stock-based grants for 1,187,959 shares and 1,962,792 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 5.                                  Receivables

Receivables at June 30, 2012 exclude discontinued operations.  The receivables related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2011.

	June 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Trade	$84,511	$87,152
Other	1,055	1,719
	85,566	88,871
Less: allowances for doubtful accounts	(697)	(953)

	$84,869	$87,918

Note 6.                                  Inventories

Inventories at June 30, 2012 exclude discontinued operations.  The inventories related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2011.

	June 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Raw materials	$34,354	$32,069
Work in process and finished goods	46,885	100,044
Supplies	4,705	4,166
Inventories at cost	85,944	136,279
Less: LIFO reserve	(43,865)	(55,754)

	$42,079	$80,525

Note 7.                                  Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2012 excludes discontinued operations.  Property, plant, and equipment related to discontinued operations was not retroactively reclassified and is included in the following table at December 31, 2011.

	June 30,	December 31,
	2012	2011
Property, plant, and equipment
Buildings	$91,778	$121,625
Machinery and equipment	803,630	992,244
	895,408	1,113,869
Less: accumulated depreciation	(618,691)	(820,815)
Net depreciated value	276,717	293,054
Land	3,943	6,776
Timber and timberlands, net of depletion	48	48
Construction in progress	130,901	69,958
	$411,609	$369,836

Excluding discontinued operations, the provision for depreciation, amortization, and depletion for the three months ended June 30, 2012 and 2011 was $11.4 million and $12.6 million, respectively.  Excluding discontinued operations, the provision for depreciation, amortization, and depletion for the six months ended June 30, 2012 and 2011 was $22.8 million and $25.1 million, respectively.

During the three and six months ended June 30, 2012, interest capitalized on projects with a construction period exceeding one year totaled $1.2 million and $2.1 million, respectively. Interest capitalized on projects with a construction period exceeding one year during the three and six months ended June 30, 2011, amounted to $0.1 million and $0.2 million, respectively.

Note 8.                                  Debt

A summary of total debt is as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Unsecured private placement notes	$150,000	$100,000
Industrial development bonds	—	19,000
Commercial paper placement agreement	—	8,650
Total long-term debt	$150,000	$127,650

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At June 30, 2012, $150 million was currently outstanding under the note purchase and private-shelf agreement.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance. The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities. At June 30, 2012, the estimated fair value of long-term debt is approximately $163 million, which compares to the carrying value of $150 million.  At December 31, 2011, the estimated fair value of long-term debt was approximately $138 million, which compares to the carrying value of $128 million.

During the second quarter of 2012, we settled our obligations related to the $19 million of industrial development bonds.  There were no prepayment penalties or additional costs associated with the retirement of these obligations.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At June 30, 2012, there were no amounts outstanding under the revolving-credit agreement.

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

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2012, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2012.

Note 9.                                  Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2012	2011	2012	2011

Service cost	$645	$753	$508	$377
Interest cost	2,755	3,166	1,039	1,093
Expected return on plan assets	(3,665)	(3,799)	—	—
Amortization of:
Prior service cost (benefit)	274	461	(770)	(860)
Actuarial loss	1,277	959	788	545
Settlement	2,240	—	—	—

Net periodic benefit cost	$3,526	$1,540	$1,565	$1,155

The settlement recognized during the three months ended June 30, 2012, relates to settlement charges associated with the payment of pension liabilities with respect to one of our defined benefit pension plans.

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2012	2011	2012	2011

Service cost	$1,290	$1,507	$1,016	$753
Interest cost	5,510	6,332	2,078	2,186
Expected return on plan assets	(7,329)	(7,598)	—	—
Amortization of:
Prior service cost (benefit)	549	922	(1,540)	(1,719)
Actuarial loss	2,553	1,918	1,576	1,090
Curtailment	—	—	(634)	—
Settlement	2,240	—	—	—

Net periodic benefit cost	$4,813	$3,081	$2,496	$2,310

The settlement recognized during the six months ended June 30, 2012, relates to settlement charges associated with the payment of pension liabilities with respect to one of our defined benefit pension plans.  The other post-retirement benefits curtailment recognized in the six months ended June 30, 2012, relates to the closure of the Paper segment’s Brokaw, Wisconsin mill.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2011 that we anticipate making contributions of approximately $23 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2012.  As of June 30, 2012, we have made payments of approximately $3.2 million to our pension and retirement plans in 2012.  We now expect to contribute approximately $25 million to our pension and retirement plans.  In addition, as previously reported, we expected to contribute approximately $4 million, net of subsidy reimbursements, directly to other post-retirement plans in 2012.  As of June 30, 2012, we have contributed approximately $1.6 million to our other post-

retirement plans.  We now expect to contribute approximately $3 million to our other post-retirement plans in 2012.

Note 10.                           Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB Accounting Standards Codification (“ASC”) Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2012, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $1.5 million, respectively.  During the three and six months ended June 30, 2011, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $2.1 million, respectively.  We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $3.0 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the six months ended June 30, 2012, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 46,787 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 74,435 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 288,387 of performance units with the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The third type of award was comprised of 531,985 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three and six months ended June 30, 2012, as it is probable a portion of the awards will vest as performance criteria are met.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of ASC Subtopic 718-10.  During the three and six months ended June 30, 2012, we recognized expense of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and six months ended June 30, 2011, we recognized credits of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

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

The Paper segment produces specialty papers within three core markets — Food, Tape & Industrial, and Coated & Liner.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander and Mosinee, Wisconsin.  In 2011 and into 2012, the Paper segment produced fine printing and writing papers at a manufacturing facility in Brokaw, Wisconsin.  Papermaking operations at the Brokaw facility permanently ceased on February 10, 2012.  In accordance with authoritative literature, we have reported the Brokaw facility as a discontinued operation.  See Note 3 for additional information on facility closures.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements. The sales and operating profit (loss) information excludes discontinued operations in all periods presented. The assets and liabilities of discontinued operations were not retroactively reclassified in the December 31, 2011 Condensed Consolidated Balance Sheet, and as a result, the asset information for the Paper segment includes assets of discontinued operations at December 31, 2011.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011
Net sales external customers:
Tissue	$88,383	$86,029	$170,069	$162,920
Paper	124,489	129,841	258,985	244,647
	$212,872	$215,870	$429,054	$407,567

Operating profit (loss):
Tissue	$9,083	$8,657	$18,260	$14,968
Paper	2,024	4,902	2,313	5,467
Corporate & eliminations	(6,894)	(3,421)	(13,044)	(8,808)
	$4,213	$10,138	$7,529	$11,627

	June 30,	December 31,
	2012	2011
Segment assets:
Tissue	$317,891	$224,949
Paper	281,659	367,249
Discontinued operations	15,792	—
Corporate & unallocated*	81,894	86,632
	$697,236	$678,830

*                 Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Our exit from the Print & Color business aligns the Paper segment with the growth-oriented technical markets in which it has historically competed: Food, Tape & Industrial, and Coated & Liner.  The Tissue segment continues to focus on production and marketing of a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial away-from-home market.

Overview

Consolidated	Three Months		Six Months
(all dollar amounts in thousands, except	Ended June 30,		Ended June 30,
per share data)	2012	2011	2012	2011

Earnings from continuing operations	$2,101	$4,831	$3,641	$4,637
Earnings from continuing operations per share — basic and diluted	$0.04	$0.10	$0.07	$0.09

In the second quarter of 2012, we reported net earnings from continuing operations of $2.1 million, or $0.04 per share, compared to prior-year net earnings from continuing operations of $4.8 million, or $0.10 per share.  Net earnings from continuing operations for the second quarter of 2012 included after-tax capital-related expenses of $0.9 million, or $0.02 per share, related to an expansion project in our Tissue segment, and after-tax expenses of $1.4 million, or $0.03 per share, related to settlement charges associated with a defined benefit pension plan.  Net earnings from continuing operations for the second quarter of 2011 included after-tax capital-related expenses of $0.7 million, or $0.01 per share, due to the rebuild of a paper machine in our Paper segment and an expansion project in our Tissue segment.  In addition, net earnings from continuing operations for the second quarter of 2011 included after-tax gains on sales of timberlands of $0.2 million, or less than $0.01 per share.

For the six months ended June 30, 2012, we reported net earnings from continuing operations of $3.6 million, or $0.07 per share, compared to net earnings from continuing operations of $4.6 million, or $0.09 per share, in the first six months of 2011.  Net earnings from continuing operations during the first six months of 2012 included after-tax capital-related expenses of $2.2 million, or $0.04 per share, due to an expansion in our Tissue segment, and after-tax expenses of $1.4 million, or $0.03 per share, related to settlement charges associated with a defined benefit pension plan.  In addition, the first half of 2012 included after-tax expenses of $2.1 million, or $0.04 per share, related to a natural gas transportation contract for our former Groveton, New Hampshire paper mill.  Net earnings from continuing operations during the first half of 2011 included after-tax capital-related expenses of $3.0 million, or $0.06 per share, due to the paper machine rebuild within our Paper segment and an expansion in our Tissue segment, and after-tax gains on sales of timberlands of $0.2 million, or less than $0.01 per share.

Net Sales and Gross Profit on Sales

	Three Months		Six Months
Consolidated	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales	$212,872	$215,870	$429,054	$407,567
Tons sold	131,513	131,662	267,841	248,847
Gross profit on sales	$25,681	$26,242	$52,181	$46,975
Gross profit margin	12%	12%	12%	12%

Consolidated net sales decreased by 1% during the three months ended June 30, 2012, as compared to the same period in 2011.  Shipments remained relatively flat quarter-over-quarter.  During the same comparative periods, average net selling price decreased approximately 1%, or approximately $4 million, with substantially all of the decrease due to a decline in actual selling price.

Comparing the six months ended June 30, 2012 and 2011, consolidated net sales increased by more than 5% year-over-year, while shipments increased almost 8% over the same comparative period.  During the first six months of 2012, average net selling price decreased by more than 2%, or almost $7 million, as compared to the first six months of 2011.  Actual selling price decreases contributed to more than three-quarters of the decrease, while product mix changes contributed to the remaining decrease.

Gross profit for the three months ended June 30, 2012, was $25.7 million compared to $26.2 million for the three months ended June 30, 2011.  Gross profit in the second quarter of 2012 included capital-related charges of $1.1 million related to the expansion in our Tissue segment, while gross profit in the second quarter of 2011 included capital-related charges of $1.1 million related to a paper machine rebuild at our Paper segment and the expansion in our Tissue segment.  Our timberland sales program favorably impacted gross profit in the three months ended June 30, 2011 by $0.3 million.  There were no timberland sales in 2012.  Comparing the three months ended June 30, 2012 with the same period in 2011, on a consolidated basis, sales price and mix deterioration offset decreases in fiber and energy costs of $5 million and almost $2 million, respectively.

Year-to-date, gross profit increased to $52.2 million in 2012, from $47.0 million reported in 2011.  Gross profit in the six months ended June 30, 2012 included capital-related charges of $2.2 million related to our Tissue expansion project.  Gross profit in the six months ended June 30, 2011 included capital-related charges of $4.6 million, mostly due to a paper machine rebuild within our Paper segment.  Our timberland sales program favorably impacted gross profit in the six months ended June 30, 2011 by $0.3 million.  On a consolidated basis, gross profit was also impacted by a decrease in fiber and energy costs of nearly $13 million in the first half of 2012 compared to the first half of 2011, partially offset by sales price and mix deterioration.

	June 30,
Consolidated Order Backlogs	2012	2011

Order backlogs in tons:
Tissue	4,000	4,100
Paper	29,300	33,400
	33,300	37,500

Excluding discontinued operations, backlog tons at June 30, 2012 represent approximately $46 million in sales compared to approximately $63 million in sales at June 30, 2011.  The entire backlog at June 30, 2012 is expected to be shipped during the remainder of 2012.

Tissue

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales	$88,383	$86,029	$170,069	$162,920
Tons sold	45,285	45,027	87,483	85,271
Gross profit on sales	$16,796	$14,003	$33,546	$26,581
Gross profit margin	19%	16%	20%	16%

In April 2011, the Company’s Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly, value-added products.  The expansion will include a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100 percent recycled fiber.  We anticipate systems testing and machine start-up to begin in the fourth quarter of 2012.

Tissue net sales and product shipments increased more than 2% and almost 1%, respectively, during the second quarter of 2012 compared to the same period in 2011, due to mid-2011 pricing actions and growth in total cases shipped of 2%.  Average net selling price increased more than 1%, or more than $2 million, in the second quarter of 2012 over the second quarter of 2011, with actual selling price improvements contributing to more than half of the increase, while product mix improvements provided the remaining increase.  Gross profit for the three months ended June 30, 2012 and 2011 included $1.1 million and $0.4 million, respectively, of capital-related expenses due to the expansion to our facility in Harrodsburg, Kentucky.  Comparing the second quarter of 2012 to the same period in 2011, a combined decrease in wastepaper, purchased parent rolls, and energy costs of more than $4 million positively impacted gross profit margin.

Net sales and product shipments for the first six months of 2012, as compared to the same period in 2011, increased 4% and almost 3%, respectively.  Average net selling price increased approximately 1%, or more than $2 million, in the first half of 2012 compared to the first half of 2011.  Gross profit margin increased 4 percentage points in the six months ended June 30, 2012, as compared to the same period in 2011.  Gross profit for the first half of 2012 and 2011 included capital-related expenses of $2.2 million and $0.6 million, respectively, associated with the expansion of production capabilities at our Harrodsburg, Kentucky facility.  During the first half of 2012 as compared to the same period in 2011, a more than $6 million decrease in the cost of wastepaper and purchased parent rolls, as well as an almost $1 million decrease in the cost of energy, positively affected gross profit margin.

Paper

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Paper segment’s Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  We have determined that the assets of the Brokaw mill, which are part of our Paper segment, meet the criteria for held for sale classification, and are reported as discontinued operations in accordance with ASC Subtopic 205-20, “Discontinued Operations.”  We expect to complete the disposal of the Brokaw mill assets within the next nine months.

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  With the sale of the premium Print & Color brands and closure of the Brokaw mill, we have eliminated our material participation in the Print & Color markets in which we have historically competed.  The following information and discussion of the Paper segment exclude discontinued operations for all periods presented.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales	$124,489	$129,841	$258,985	$244,647
Tons sold	86,228	86,635	180,358	163,576
Gross profit on sales	$8,832	$11,775	$18,458	$19,790
Gross profit margin	7%	9%	7%	8%

The Paper segment’s net sales for the second quarter of 2012 decreased 4% compared to the same period in 2011, while shipments remained relatively flat.  Average net selling price decreased 4%, or more than $4 million, in the second quarter of 2012 over the second quarter of 2011.  Approximately $3 million of the decrease is due to support of the transition of the Print & Color business as a result of the sale to Neenah Paper, while the remaining decrease of approximately $1 million is related to technical markets, with substantially all of the decline due to actual price decreases.

Paper recorded a gross profit margin of 7% in the second quarter of 2012 compared to a gross profit margin of 9% in the second quarter of 2011.  During the second quarter of 2011, gross profit was negatively impacted by $0.7 million of capital-related expenses due to the rebuild of a paper machine at our Brainerd, Minnesota paper mill.  Comparing the second quarter of 2012 to the same period in 2011, declines in fiber costs of $1 million and energy costs of nearly $1 million were more than offset by increases in other costs of manufacturing, including planned maintenance and transition costs associated with the exit from the Print & Color business.

For the first half of 2012, the Paper segment’s net sales and shipments increased 6% and 10%, respectively, compared to the first half of 2011.  The increase in net shipments was primarily due to growth within our technical paper markets of approximately 8%.  Average net selling price decreased approximately 4%, or more than $8 million, during the six months ended June 30, 2012, as compared to the same period in 2011.  During these comparative periods, approximately $6 million of the decline is due to support of the transition of the Print & Color business as a result of the sale to Neenah Paper.  The remaining decrease of approximately $2 million is related to our technical product categories, with more than half of the decline due to actual price decreases and the remaining amount a result of product mix degradation.

Paper’s gross profit margin decreased to 7% during the first six months of 2012, from a gross profit margin of 8% during the first six months of 2011.  Gross profit in the first half of 2011 included capital-related expenses of $4.0 million due to the rebuild of a paper machine in our Brainerd, Minnesota paper mill.  In the year-over-year six month comparison, a decrease in fiber-related costs of $4 million combined with a decrease in energy costs of over $1 million to positively impact gross profit margin.  However, these favorable impacts were more than offset by increases in other costs of manufacturing, primarily a result of planned maintenance and transition costs associated with the exit from the Print & Color business.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Selling and administrative expense	$21,468	$16,104	$44,652	$35,348
As a percent of net sales	10%	7%	10%	9%

Excluding discontinued operations, selling and administrative expenses in the second quarter of 2012 were $21.5 million compared to $16.1 million in the same period of 2011.  Stock-based incentive compensation programs resulted in expense of $0.6 million for the three months ended June 30, 2012, compared to an expense of $0.3 million for the three months ended June 30, 2011.  During the three months ended June 30, 2012, we incurred pre-tax expenses of $2.2 million related to settlement charges associated with a defined benefit pension plan.  The remaining increase in selling and administrative expense is primarily due to increases in wages and benefits, as well as consulting and other professional services.

Selling and administrative expenses for the six months ended June 30, 2012 were $44.7 million compared to $35.3 million in the same period of 2011.  Stock-based incentive compensation programs resulted in expense of $1.8 million for the first six months of 2012, compared to an expense of $1.7 million for the first six months of 2011.  During the first half of 2012, we incurred a pre-tax charge of $3.3 million to the value of a terminated natural gas transportation contract for our former Groveton, New Hampshire paper mill, and pre-tax expenses of $2.2 million related to settlement charges associated with a defined benefit pension plan.  The remaining increase in selling and administrative expense for the first six months of 2012 as compared to the same period in 2011 is primarily due to increases in wages, benefits, consulting, and other professional services.

Other Income and Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Interest expense	$874	$2,036	$1,740	$3,817
Loss on early extinguishment of debt	—	666	—	666

Interest expense in the second quarter of 2012 was $0.9 million, compared to interest expense of $2.0 million in the second quarter of 2011.  For the first six months of 2012, interest expense decreased to $1.7 million from $3.8 million of interest expense recorded during the same period in 2011.  The decrease in both the quarter-over-quarter and year-over-year comparisons is primarily due to the impact of capitalized interest on projects with a construction period exceeding one year of $1.2 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $0.2 million during the six months ended June 30, 2012 and 2011, respectively.  Total debt was $150.0 million and $140.8 million at June 30, 2012 and 2011, respectively.  Total debt at December 31, 2011 was $127.7 million.

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

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Provision for income taxes from continuing operations	$1,232	$2,601	$2,138	$2,497
Effective tax rate	37%	35%	37%	35%

The effective tax rate for the remainder of 2012 is expected to remain at approximately 37%.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2012	2011

Net cash provided by operating activities	$40,130	$18,314
Capital expenditures	73,836	29,407

Net cash provided by operating activities was $40.1 million for the six months ended June 30, 2012, compared to $18.3 million during the same period in 2011.  The increase in year-over-year comparisons of cash provided by operating activities largely reflects working capital improvements, primarily significant reductions in inventories due to our exit from the Print & Color business.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion will include a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  Capital spending related to this project was $68.0 million in the first half of 2012, with anticipated full-year capital spending on this project to be approximately $150 million in 2012, and $12 million in 2013.  We expect to fund the project primarily from future operational cash flows and available credit from our established $325 million borrowing base. Construction related to the new paper machine, which will be located at our converting facility in Harrodsburg, Kentucky, is underway, with systems testing and machine startup expected in the fourth quarter of 2012.

Capital spending for the first six months of 2012 was $73.8 million compared to $29.4 million during the first six months of 2011.  The increase in capital expenditures in the first half of 2012 as compared to the same period in 2011 is primarily due to the Tissue expansion project.  Total capital spending for the full year of 2012 is expected to be approximately $162 million, including capital spending related to the Tissue expansion project.

We currently expect that our cash and cash equivalents, cash provided by operations, and the available credit under our credit agreements will provide sufficient liquidity to meet our cash flow needs for capital spending, working capital requirements, pension and retirement plan contributions, and other liquidity needs during the remainder of 2012.

Debt and Equity

	June 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Total debt	$150,000	$127,650
Stockholders’ equity	204,739	196,244
Total capitalization	354,739	323,894
Long-term debt/capitalization ratio	42%	39%

As of June 30, 2011, total debt increased $22.4 million from the $127.7 million borrowed at December 31, 2011.  The increase in debt is due, in part, to the anticipated increase in capital expenditures related to the new towel and tissue machine in our Tissue segment.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At June 30, 2012, $150 million was currently outstanding under the note purchase and private-shelf agreement.

During the second quarter of 2012, we settled our obligations related to the $19 million of industrial development bonds.  There were no prepayment penalties or additional costs associated with the retirement of these obligations.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At June 30, 2012, there were no amounts outstanding under the revolving-credit agreement.

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

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2012, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2012.

At December 31, 2011, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first six months of 2012 or 2011.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2012, to shareholders of record on February 1, 2012.  On April 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 15, 2012 to shareholders of record on May 1, 2012.  On June 18, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable August 15, 2012 to shareholders of record on August 1, 2012.

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

WAUSAU PAPER CORP.

August 9, 2012	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer,
Principal Accounting Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2012

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