Form 10-K/A
period 2011-12-31
WAUSAU PAPER CORP.
filed 2012-10-19
CIK 105076

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2012 annual meeting of shareholders

(to the extent noted herein): Part III

EXPLANATORY NOTE

On February 29, 2012, Wausau Paper Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”), and it inadvertently failed to include a conformed copy of the signature of the Company’s principal executive officer.  The Company’s principal executive officer had, in prior filings of Form 10-K, signed as both a principal executive officer and a director; however, given a change in the Company’s principal excutive officer, which took effect in early 2012, at the time of the filing of the Company’s 2011 Annual Report, the Company’s principal executive officer was not yet a director, and had instead been nominated for election to the Company’s board of directors.  Consequently, although the Company’s principal executive officer had approved the 2011 Annual Report and executed certain exhibits to the 2011 Annual Report (including, for example, the certification contained in Exhibit 31.1 to the 2011 Annual Report and Exhibit 32.1, which is required by Exchange Act Rule 13a-14(b)), the Company inadvertently failed to include a conformed copy of the principal executive officer’s signature on the Form 10-K itself.  The Company’s 2011 Annual Report filing also included an incorrect cross reference in the certification required under Exchange Act Rule 13a-14(b).  The Company hereby amends the signatures on its 2011 Annual Report to include the signature of the principal executive officer.  The Company further amends its Annual Report on Form 10-K to include a reference to the correct periodic report in Exhibit 32.1, as required by Exchange Act Rule 13a-14(b).  Other than amending the 2011 Annual Report to include the conformed signature of the Company’s principal executive officer and to include a reference to the correct periodic report in Exhibit 32.1, this amendment does not modify or update in any way the disclosures made in the Company’s original 2011 Annual Report.  The financial statements and other disclosures included with this amendment have not changed since the filing of the Company’s original 2011 Annual Report.

TABLE OF CONTENTS

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

15

Item 2.

Properties

16

Item 3.

Legal Proceedings

18

Item 4.

Mine Safety Disclosures

18

PART II

Item 5.

Market For The Registrant’s Common Equity, Related Stockholder

Matters, and Issuer Purchases of Equity Securities

19

Item 6.

Selected Consolidated Financial Data

20

Item 7.

Management’s Discussion & Analysis of Financial Condition and Results

of Operations

21

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

38

Item 8.

Financial Statements and Supplementary Data

39

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosures

79

Item 9A.

Controls and Procedures

79

Item 9B.

Other Information

79

PART III

Item 10.

Directors and Executive Officers of the Registrant

80

Item 11.

Executive Compensation

81

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

81

Item 13.

Certain Relationships and Related Transactions

82

Item 14.

Principal Accounting Fees and Services

82

PART IV

Item 15.

Exhibits, Financial Statement Schedules

83

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

Products in the Coated & Liner sector include siliconized release papers for use in pressure sensitive tapes, specialty label applications, the production of fiber composite applications, casting sheets used in the production of solar cells, and high-performance specialty liners (a base from which "peel-and-stick" pressure sensitive labels are dispensed).

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

Henry C. Newell, 54

President and Chief Executive Officer since January 2012.  Previously, Executive Vice President, Chief Operating Officer, (2011); Senior Vice President, Paper (2010-2011); Senior Vice President, Specialty Products (2008-2009); and Vice President, Business Development (2007-2008).  Also, Vice President and Chief Financial Officer for several portfolio companies of Atlas Holding LLC (2006-2007).

Scott P. Doescher, 52

Executive Vice President, Finance, Secretary and Treasurer.  Previously, Vice President, Finance, Printing & Writing Group (1998-2001); Director of Finance, Printing & Writing Division (1992-1998) and Corporate Director Financial Analysis and Internal Audit and Assistant Secretary/Treasurer (1988-1992).

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

Not applicable.

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

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2011*
First Quarter	$9.05	$7.03	–
Second Quarter	$8.21	$5.83	$.06
Third Quarter	$7.62	$5.82	–
Fourth Quarter	$8.49	$6.05	$.06

2010**
First Quarter	$11.89	$ 8.00	–
Second Quarter	$10.26	$ 6.73	–
Third Quarter	$ 8.53	$ 6.01	–
Fourth Quarter	$ 9.19	$ 7.63	$.06

2009***
First Quarter	$11.86	$ 3.75	–
Second Quarter	$ 9.61	$ 5.00	–
Third Quarter	$10.55	$ 5.98	–
Fourth Quarter	$12.21	$ 8.01	–

*       Two cash dividends of $.03 per share were declared in the second and fourth quarters in 2011.

**     Two cash dividends of $.03 per share were declared in the fourth quarter in 2010.

***   No cash dividends were declared in 2009.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,
except per share data)	For the Year Ended December 31,
	2011*	2010**	2009***	2008****	2007*****
FINANCIAL RESULTS
Net sales	$ 1,034,574	$ 1,055,688	$ 1,032,144	$ 1,191,764	$ 1,240,438
Depreciation, depletion, and amortization	55,815	56,529	75,160	69,468	94,330
Operating (loss) profit	(26,088)	43,841	44,073	(16,754)	(13,767)
Interest expense	6,850	6,587	8,986	10,283	11,080
(Loss) earnings before income taxes	(33,538)	37,488	35,198	(26,670)	(24,054)
Net (loss) earnings	(21,698)	36,856	20,563	(15,834)	(1,825)
Cash dividends paid	5,905	1,475	4,151	16,713	17,205
Cash flows from operating activities	64,484	22,753	110,914	(2,520)	54,813

PER SHARE
Net (loss) earnings – basic	$ (0.44)	$ 0.75	$ 0.42	$ (0.32)	$ (0.04)
Net (loss) earnings – diluted	(0.44)	0.75	0.42	(0.32)	(0.04)
Cash dividends declared	0.12	0.06	–	0.34	0.34
Stockholders’ equity	3.99	5.30	4.62	4.23	5.57
Basic average number of shares outstanding	49,160	48,965	48,834	49,033	50,477
Price range (low and high closing)	$5.86-8.96	$6.12-11.66	$3.80-11.87	$6.69-11.44	$8.60-15.52

FINANCIAL CONDITION
Working capital	$ 71,039	$ 109,139	$ 92,122	$ 118,830	$ 112,922
Total assets	678,830	677,609	655,101	710,850	744,197
Long-term debt	127,650	127,382	117,944	191,963	139,358
Stockholders’ equity	196,244	259,666	225,422	207,581	280,915
Capital expenditures	78,063	42,990	45,948	48,324	30,088

RATIOS
Percent net (loss) earnings to sales	(2.1%)	3.5%	2.0%	(1.3%)	(0.1%)
Percent net (loss) earnings to average
stockholders’ equity	( 9.5%)	15.2%	9.5%	(6.5%)	(0.7%)
Ratio of current assets to current liabilities	1.5 to 1	1.8 to 1	1.7 to 1	1.8 to 1	1.7 to 1
Percent of long-term debt to total capitalization	39.4%	32.9%	34.4%	48.0%	33.2%

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10 ”Property, Plant, and Equipment”, we evaluate the recoverability of the carrying amount of long-lived assets, including dispenser systems, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We use judgment when applying the impairment rules to determine when an impairment test is necessary.  Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.  Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows, which requires us to make estimates of our future cash flows related to the asset subject to review.  These estimates require assumptions about demand for our products, future market conditions, and technological developments.  Other assumptions in determining fair value include determining the discount rate and future growth rates.  In the years ended December 31, 2011 and 2010, we recorded an impairment loss of $58.8 million and $0.5 million, respectively, while no impairment loss was recorded in 2009.  Additional information regarding impairment losses is available in “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

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

Consolidated

(all dollar amounts in thousands, except per share data)

	2011	2010	2009
Net (loss) earnings	$ (21,698)	$ 36,856	$ 20,563
Net (loss) earnings per share – basic and diluted	$ (0.44)	$ 0.75	$ 0.42

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

Net Sales and Gross Profit on Sales

Consolidated

(all dollar amounts in thousands)	2011	2010	2009
Net sales	$1,034,574	$1,055,688	$1,032,144
Tons sold	627,260	666,614	685,045
Gross profit on sales	$ 58,598	$ 130,645	$ 132,834
Gross profit margin	6%	12%	13%

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

Tissue

(all dollar amounts in thousands)	2011	2010	2009
Net sales	$336,268	$343,309	$336,215
Tons sold	173,451	176,758	176,562
Gross profit on sales	$ 55,251	$ 69,192	$ 72,020
Gross profit margin	16%	20%	21%
Operating profit	$ 31,358	$ 46,150	$ 49,469

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

Paper

(all dollar amounts in thousands)	2011	2010	2009
Net sales	$698,306	$712,379	$695,929
Tons sold	453,809	489,856	508,483
Gross (loss) profit on sales	$ (32,720)	$ 55,621	$ 58,335
Gross margin	(5%)	8%	8%
Operating (loss) profit	$ (76,225)	$ 12,301	$ 9,602

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

	Estimated Change in Market Demand
	2011	2010
Food	4%	4%
Industrial & Tape	4%	7%
Coated & Liner	4%	4%
Print & Color	(3%)	(5%)

The following table summarizes the changes in shipments of our primary product categories:

	Change in Shipments
	2011	2010
Food	21%	(2%)
Industrial & Tape	0%	(2%)
Coated & Liner	(5%)	(13%)
Print & Color	(19%)	(2%)

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

Selling and Administrative Expenses

(all dollar amounts in thousands)	2011	2010	2009
Selling and administrative expense	$78,482	$86,804	$83,229
Percent (decrease) increase	(10%)	4%	(7%)
As a percent of net sales	8%	8%	8%

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

For additional information, refer to “Note 2 – Restructuring” in the Notes to Consolidated Financial Statements.

Other Income and Expense

(all dollar amounts in thousands)	2011	2010	2009
Interest expense	$6,850	$6,587	$8,986
Loss on early extinguishment of debt	666	–	–
Other income, net	66	234	111

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

Income Taxes

(all dollar amounts in thousands)	2011	2010	2009
Income tax (credit) provision	$ (11,840)	$ 632	$14,635
Effective tax rate	(35.3%)	1.7%	41.6%

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2011	2010	2009
Cash provided by operating activities	$ 64,484	$ 22,753	$ 110,914
Working capital	$ 71,039	$ 109,139	$ 92,122
Percent (decrease) increase	(35%)	18%	(22%)
Current ratio	1.5:1	1.8:1	1.7:1
Capital expenditures	$ 78,063	$ 42,990	$ 45,948
Percent increase (decrease)	82%	(6%)	(5%)

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

Debt and Equity

(all dollar amounts in thousands)	2011	2010	2009
Short-term debt	$ –	$ –	$ 52
Long-term debt	127,650	127,382	117,944
Total debt	127,650	127,382	117,996
Stockholders’ equity	196,244	259,666	225,422
Total capitalization	323,894	387,048	343,418
Long-term debt/capitalization ratio	39%	33%	34%

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

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2011:

		Payments Due by Period
(all dollar amounts in thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$127,650	$ 8,650	$ –	$ –	$ –	$ –	$ 119,000
Interest on debt	32,998	6,227	6,210	5,725	5,270	5,270	4,296
Operating leases	1,472	1,232	108	73	53	6	–
Capital spending commitments	93,886	93,886	–	–	–	–	–
Retirement plan contributions	23,300	23,300	–	–	–	–	–
Post-retirement benefit plan
contributions	3,800	3,800	–	–	–	–	–
Purchase obligations	728,458	219,624	200,479	107,029	92,878	52,429	56,019
	$1,011,564	$356,719	$206,797	$112,827	$98,201	$57,705	$179,315

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

Milwaukee, Wisconsin

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 29, 2012

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 26,661	$ 2,003
Receivables, net	87,918	94,148
Refundable income taxes	161	6,720
Inventories	80,525	106,328
Spare parts	26,532	29,582
Other current assets	4,537	5,117
Total current assets	226,334	243,898
Property, plant, and equipment – net	369,836	380,801
Deferred income taxes	32,607	–
Other assets	50,053	52,910
Total Assets	$ 678,830	$ 677,609

LIABILITIES
Current liabilities:
Accounts payable	$ 77,925	$ 70,289
Deferred income taxes	–	5,228
Accrued and other liabilities	77,370	59,242
Total current liabilities	155,295	134,759
Long-term debt	127,650	127,382
Deferred income taxes	–	3,765
Post-retirement benefits	97,421	80,802
Pension	77,824	36,512
Other noncurrent liabilities	24,396	34,723
Total liabilities	482,586	417,943

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized;
no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized;
issued 60,122,812 shares in 2011 and 2010)	178,315	178,089
Retained earnings	260,016	287,664
Accumulated other comprehensive loss	(104,077)	(66,179)
Treasury stock, at cost (10,948,264 and 11,098,872 shares
in 2011 and 2010, respectively)	(138,010)	(139,908)
Total stockholders’ equity	196,244	259,666
Total Liabilities and Stockholders’ Equity	$ 678,830	$ 677,609

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2011	2010	2009

Net sales	$ 1,034,574	$1,055,688	$1,032,144
Cost of sales	975,976	925,043	899,310
Gross profit	58,598	130,645	132,834

Selling and administrative	78,482	86,804	83,229
Restructuring	6,204	–	5,532
Operating (loss) profit	(26,088)	43,841	44,073

Other income (expense):
Interest expense	(6,850)	(6,587)	(8,986)
Loss on early extinguishment of debt	(666)	–	–
Other, net	66	234	111
(Loss) earnings before income taxes	(33,538)	37,488	35,198
(Credit) provision for income taxes	(11,840)	632	14,635

Net (loss) earnings	$ (21,698)	$ 36,856	$ 20,563

Net (loss) earnings per share-basic and diluted	$ (0.44)	$ 0.75	$ 0.42
Weighted average shares outstanding – basic	49,160	48,965	48,834
Weighted average shares outstanding – diluted	49,160	49,292	49,117

Dividends declared per common share	$ 0.12	$ 0.06	$ –

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$ (21,698)	$ 36,856	$ 20,563
Provision for depreciation, depletion, and amortization	55,815	56,529	75,160
(Credit) provision for losses on accounts receivable	(201)	607	729
Loss on early extinguishment of debt	666	–	–
Gain on sale of assets	(36,202)	(9,059)	(5,062)
Impairment of long-lived assets	58,837	536	–
Non-cash inventory, spare parts and other writedowns	13,093	–	–
Compensation expense for stock-based awards	3,016	3,133	3,291
Deferred income taxes	(23,269)	(22,327)	12,344
Changes in operating assets and liabilities:
Receivables	6,432	3,776	(2,520)
Inventories	18,965	(16,324)	28,191
Other assets	(17,608)	(21,412)	(22,561)
Accounts payable and other liabilities	(1,558)	(6,424)	(682)
Accrued and refundable income taxes	8,196	(3,138)	1,461
Net cash provided by operating activities	64,484	22,753	110,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,063)	(42,990)	(45,948)
Grants received for capital expenditures	610	1,838	–
Proceeds from sale of assets	43,830	10,653	9,615
Net cash used in investing activities	(33,623)	(30,499)	(36,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) issuances of commercial paper	(14,590)	(7,274)	14,604
Borrowings under credit agreements	36,250	20,000	77,050
Payments under credit agreements	(36,250)	(53,000)	(96,550)
Issuances of notes payable	50,000	50,000	–
Payments of notes payable	(35,000)	(28)	(68,567)
Payment of premium on early extinguishment of debt	(708)	–	–
Dividends paid	(5,905)	(1,475)	(4,151)
Proceeds from stock option exercises	–	229	–
Net cash (used in) provided by financing activities	(6,203)	8,452	(77,614)
	,
Net increase (decrease) in cash and cash equivalents	24,658	706	(3,033)
Cash and cash equivalents at beginning of year	2,003	1,297	4,330
Cash and cash equivalents at end of year	$ 26,661	$ 2,003	$ 1,297
	,
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$ 5,677	$ 4,567	$ 8,967
Income taxes paid	$ 1,176	$ 11,334	$ 5,524

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

Stock-based Compensation Plans

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 718-10 ”Compensation – Stock Compensation”, which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement. See Note 9 for a further discussion on stock-based compensation plans.

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

Basic and diluted net (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2011	2010	2009

Net (loss) earnings	$ (21,698)	$ 36,856	$ 20,563
Basic weighted average common
shares outstanding	49,160	48,965	48,834
Dilutive securities:
Stock compensation plans	–	327	283
Diluted weighted average common
shares outstanding	49,160	49,292	49,117

Net (loss) earnings per share – basic	$ (0.44)	$ 0.75	$ 0.42
Net (loss) earnings per share – diluted	$ (0.44)	$ 0.75	$ 0.42

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

The following table sets forth information with respect to charges related to the closure of the Brokaw, Wisconsin paper mill:

(all dollar amounts in thousands)	2011

Impairment of long-lived assets	$ 58,837
Inventory, spare-parts, and other write-downs	13,093
Severance and benefit continuation	4,997
Curtailment charge	4,314
Other associated costs	580

Total	$ 81,821

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

Note 4

Supplemental Balance Sheet Information

(all dollar amounts in thousands)	2011	2010
Receivables
Trade	$ 87,152	$ 91,159
Other	1,719	4,736
	88,871	95,895
Less: allowances for doubtful accounts	(953)	(1,747)
	$ 87,918	$ 94,148
Inventories
Raw materials	$ 32,069	$ 37,982
Work in process and finished goods	100,044	116,456
Supplies	4,166	6,093
Inventories at cost	136,279	160,531
LIFO reserve	(55,754)	(54,203)
	$ 80,525	$ 106,328
Property, plant, and equipment
Buildings	$ 121,625	$ 119,835
Machinery and equipment	992,244	965,173
	1,113,869	1,085,008
Less: accumulated depreciation	(820,815)	(736,594)
Net depreciated value	293,054	348,414
Land	6,776	6,747
Timber and timberlands, net of depletion	48	5,748
Construction in progress	69,958	19,892
	$ 369,836	$ 380,801
Accrued and other liabilities
Payroll	$ 6,236	$ 10,635
Vacation pay	11,790	11,670
Compensation plans	628	486
Employee retirement plans	28,402	5,297
Rebates	10,252	13,573
Accrued income taxes	1,916	400
Other	18,146	17,181
	$ 77,370	$ 59,242

Note 5

Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2011	2010

Unsecured private placement notes with interest of 7.43%,
due August 31, 2011	$ –	$ 35,000
Unsecured private placement notes with interest of 5.69%,
due April 9, 2017	50,000	50,000
Unsecured private placement notes with interest of 4.68%,
due April 4, 2018	50,000	–
Industrial development bonds due July 1, 2023, with weighted
average interest rate of 0.43% in 2011 and 0.51% in 2010	19,000	19,000
Revolving-credit agreement with financial institutions, with
weighted average interest rate of 3.26% in 2011 and 2.09% in 2010	–	–
Commercial paper placement agreement, with weighted average
interest rate of 1.68% in 2011 and 1.70% in 2010	8,650	23,240
Subtotal	127,650	127,240
Premium on senior notes	–	142
Total long-term debt	$ 127,650	$ 127,382

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

The aggregate annual maturities of long-term debt are as follows:

Annual
(all dollar amounts in thousands)	maturities

2012	$ 8,650
2013	–
2014	–
2015	–
2016	–
Thereafter	119,000

Note 6

Lease Commitments

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011:

Operating
(all dollar amounts in thousands)	Leases

2012	$ 1,232
2013	108
2014	73
2015	53
2016	6
Thereafter	–
Total minimum payments	$ 1,472

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2011	2010	2009

Rent expense	$ 13,771	$13,801	$12,366

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

The changes in benefit obligations and plan assets at December 31, 2011 and 2010, are presented in the following schedule.

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at December 31, 2010 and
2009	$ 241,484	$ 222,675	$ 85,302	$ 85,955
Service cost	2,965	5,115	1,506	1,464
Interest cost	12,378	12,281	4,373	4,827
Amendments	8,810	(318)	642	143
Net actuarial loss (gain)	36,568	15,748	12,644	(1,968)
Participant contributions	–	–	2,589	2,286
Curtailments	(3,316)	(63)	–	–
Settlements	–	(1,052)	–	–
Benefits paid	(12,985)	(12,902)	(5,835)	(7,405)
Benefit obligation at December 31	$ 285,904	$ 241,484	$ 101,221	$ 85,302
Change in plan assets:
Fair value at December 31, 2010
and 2009	$ 190,272	$ 171,963	$ –	$ –
Actual (loss) gain	(1,326)	18,742	–	–
Company contributions	3,942	13,521	3,246	5,119
Participant contributions	–	–	2,589	2,286
Settlements	–	(1,052)	–	–
Benefits paid	(12,985)	(12,902)	(5,835)	(7,405)
Fair value at December 31	$ 179,903	$ 190,272	$ –	$ –

Funded status at December 31	$ (106,001)	$ (51,212)	$(101,221)	$ (85,302)

Amounts recognized in the Consolidated Balance
Sheets consist of:
Current liabilities	$ (22,771)	$ (597)	$ (3,800)	$ (4,500)
Noncurrent liabilities	(83,230)	(50,615)	(97,421)	(80,802)
Amounts recognized at December 31	$ (106,001)	$ (51,212)	$(101,221)	$ (85,302)

For 2011, the amendments to retirement benefit plans reflect changes to union and non-union plans, while for 2010 the amendments to retirement benefit plans reflect changes to certain non-union plans.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2011	2010	2011	2010

Prior service cost (credit)	$ 5,635	$ 3,947	$ (7,787)	$ (11,376)
Net loss	77,862	49,339	28,367	24,269
Net amount recognized at December 31	$ 83,497	$ 53,286	$ 20,580	$ 12,893

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

	2011	2010
Asset category:
Domestic pooled separate accounts	$ 155,227	$ 162,049
Foreign pooled separate accounts	24,676	28,223
Total	$ 179,903	$ 190,272

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

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and the amounts recognized in other comprehensive loss are as follows:

				Other Post–retirement
	Retirement Benefits			Benefits
(all dollar amounts in thousands)	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$ 2,965	$ 5,115	$ 5,397	$ 1,506	$ 1,464	$ 1,404
Interest cost	12,378	12,281	12,434	4,373	4,827	4,515
Expected return on plan assets	(15,060)	(14,797)	(14,968)	–	–	–
Amortization of:
Prior service cost (benefit)	1,774	1,788	1,954	(3,438)	(3,450)	(3,494)
Actuarial loss	3,635	2,705	1,241	2,180	2,386	1,813
Curtailments	4,314	3,158	–	–	–	–
Settlements	–	225	886	–	–	–
Subtotal	10,006	10,475	6,944	4,621	5,227	4,238
Components charged to restructuring
expense:
Curtailments	–	–	520	–	–	(1,500)
Total net periodic benefit cost	$ 10,006	$ 10,475	$ 7,464	$ 4,621	$ 5,227	$ 2,738

Recognized in other comprehensive
loss (before tax effect):
Net actuarial loss (gain)	$ 49,637	$ 11,802	$ (1,795)	$ 12,644	$ (1,968)	$ 11,201
Prior service cost (credit)	8,810	(319)	1,823	643	143	(243)
Amortization of:
Net actuarial loss	(3,635)	(2,992)	(2,127)	(2,180)	(2,385)	(1,813)
Prior service (cost) credit	(6,088)	(4,946)	(2,475)	3,438	3,450	3,494
Total recognized in other
comprehensive loss	48,724	3,545	(4,574)	14,545	(760)	12,639
Total recognized in net periodic benefit
cost and other comprehensive loss	$ 58,730	$ 14,020	$ 2,890	$ 19,166	$ 4,467	$ 15,377

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

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2011, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$ 14,168	$ (11,731)
Effect on the sum of the service and interest cost components	858	(705)

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

The provision (credit) for income taxes is comprised of the following:

(all dollar amounts in thousands)	2011	2010	2009

Current tax expense:
Federal	$ 9,690	$ 20,417	$ 1,648
State	1,739	2,542	643
Total current	11,429	22,959	2,291

Deferred tax (credit) expense:
Federal	(20,288)	(22,528)	10,747
State	(2,981)	201	1,597
Total deferred	(23,269)	(22,327)	12,344
Total (credit) provision for income taxes	$(11,840)	$ 632	$ 14,635

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2011		2010		2009

Federal statutory tax rate	$ (11,739)	35.0%	$ 13,121	35.0%	$ 12,319	35.0%
State taxes (net of federal tax benefits)	(521)	1.6	1,410	3.8	973	2.8
State taxes due to rate change	(1,330)	4.0	–	–	1,042	3.0
Alternative fuel mixture credit conversion	–	–	(13,618)	(36.3)	–	–
Medicare subsidy change	–	–	1,201	3.2	–	–
Domestic production activities deduction	(876)	2.6	(1,167)	(3.1)	(118)	(0.4)
Executive compensation	1,353	(4.0)	–	–	–	–
Other	1,273	(3.9)	(315)	(0.9)	419	1.2
Effective tax rate	$ (11,840)	35.3%	$ 632	1.7%	$ 14,635	41.6%

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

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

(all dollar amounts in thousands)	2011	2010

Deferred tax assets:
Accrued compensated absences	$ 3,698	$ 3,952
Pensions	31,022	13,612
Post-retirement benefits	38,451	31,533
State net operating loss carry forward	12,916	13,519
Cellulosic biofuel credit carry forward	14,438	21,040
Other	26,478	19,297
Gross deferred tax asset	127,003	102,953
Less valuation allowance	(115)	(96)
Net deferred tax assets	126,888	102,857
Deferred tax liabilities:
Property, plant, and equipment	(75,022)	(91,803)
Other	(19,017)	(20,047)
Gross deferred tax liability	(94,039)	(111,850)
Net deferred tax asset (liability)	$ 32,849	$ (8,993)

The total deferred tax assets (liabilities) as presented in the accompanying Consolidated Balance Sheets are as follows:

(all dollar amounts in thousands)	2011	2010

Net current deferred tax assets	$ 242	$ –
Net noncurrent deferred tax assets	32,607	–
Net current deferred tax liabilities	–	(5,228)
Net noncurrent deferred tax liabilities	–	(3,765)
Net deferred tax asset (liability)	$ 32,849	$ (8,993)

A valuation allowance has been recognized for certain state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2011	2010	2009

Balance at January 1	$ 857	$ 935	$ 1,181
Increases related to current year tax positions	–	25	41
Increases related to tax positions in prior years	722	–	128
Decreases related to tax positions in prior years	(6)	–	(224)
Settlements	–	–	–
Expiration of statute of limitations	(211)	(103)	(191)

Total	$ 1,362	$ 857	$ 935

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

Note 9

Stock Compensation Plans

We have adopted the provisions of FASB ASC Subtopic 718-10 ”Compensation – Stock Compensation”, which requires that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2011, 2010, and 2009, and changes during those years:

		2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	2011	Exercise	2010	Exercise	2009	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	2,153,436	$11.41	1,922,956	$11.62	1,997,624	$12.12
Granted	5,000	8.10	413,000	11.36	313,000	10.27
Exercised	–	–	(25,000)	9.15	–	–
Terminated/canceled	(329,800)	11.22	(157,520)	14.18	(387,668)	13.12
Outstanding at December 31	1,828,636	$11.43	2,153,436	$11.41	1,922,956	$11.62
Exercisable at December 31	1,533,636	$11.44	1,588,436	$11.50	1,711,290	$11.75
Fair value of options granted during the year		$ 2.55		$ 3.32		$ 2.67

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2011, 2010, or 2009.  The following table summarizes the status of outstanding performance-based stock options as of December 31, 2011, 2010, and 2009, and changes during those years:

		2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	2011	Exercise	2010	Exercise	2009	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	54,000	$10.71	60,000	$10.71	66,000	$10.74
Terminated/canceled	(12,000)	10.71	(6,000)	10.71	(6,000)	11.04
Outstanding at December 31	42,000	$10.71	54,000	$10.71	60,000	$10.71
Exercisable at December 31	42,000	$10.71	54,000	$10.71	60,000	$10.71

Additional information regarding all grants outstanding and exercisable at December 31, 2011, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$6.54 – $11.66	1,312,000	8.71	$10.18	1,017,000	$9.83
$12.36 – $18.50	516,636	10.15	14.62	516,636	14.62
Total	1,828,636			1,533,636
Aggregate intrinsic value	$44			$26

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

The following table summarizes the activity relating to restricted stock grants:

	2011	2010	2009

Outstanding at January 1 (number of shares)	47,000	72,000	12,000
Granted	–	–	71,000
Terminated	–	(4,000)	(5,000)
Settled	(47,000)	(21,000)	(6,000)
Outstanding at December 31 (number of shares)	–	47,000	72,000

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2011	2010	2009

Outstanding at January 1 (number of shares)	40,800	77,613	77,613
Exercised	–	(36,813)	–
Outstanding and exercisable at December 31
(number of shares)	40,800	40,800	77,613
Price of outstanding and exercisable rights:
$8.73	30,800	30,800	67,613
$17.16	10,000	10,000	10,000

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

The following table summarizes the activity relating to our dividend equivalent plan:

	2011	2010	2009

Outstanding at January 1 (number of shares)	60,082	60,082	151,750
Settled	(13,819)	–	(91,668)
Outstanding and exercisable at December 31
(number of shares)	46,263	60,082	60,082

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

(all dollar amounts in thousands)	2011	2010	2009

Stock appreciation rights	$ (19)	$ (246)	$ 30
Dividend equivalents	(1)	(111)	(262)
Total	$ (20)	$ (357)	$(232)

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

For all periods presented, the Paper segment produced specialty and fine printing and writing papers within four core sectors – Food, Industrial & Tape, Coated & Liner, and Print & Color.  These products were produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee, and Brokaw, Wisconsin.  The historical Paper segment information includes the Paper segment’s Jay, Maine facility, that permanently closed during the second quarter of 2009, and a converting facility that was permanently closed in December 2009.  Please see Note 2 for additional information on facility closures.

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

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

(all dollar amounts in thousands)	2011	2010	2009

Net sales external customers:
Tissue	$ 336,268	$ 343,309	$ 336,215
Paper	698,306	712,379	695,929
	$ 1,034,574	$1,055,688	$1,032,144

Operating profit (loss):
Tissue	$ 31,358	$ 46,150	$ 49,469
Paper	(76,225)	12,301	9,602
Corporate and eliminations	18,779	(14,610)	(14,998)
	$ (26,088)	$ 43,841	$ 44,073

Segment assets:
Tissue	$ 224,949	$ 208,988
Paper	367,249	431,512
Corporate and unallocated	86,632	37,109
	$ 678,830	$ 677,609

Other Significant Items

	Depreciation,	Expenditures
(all dollar amounts in thousands)	Depletion, and	for Long–Lived
	Amortization	Assets

2011
Tissue	$ 29,992	$ 50,828
Paper	23,262	23,636
Corporate and unallocated	2,561	3,599
	$ 55,815	$ 78,063

2010
Tissue	$ 30,114	$ 6,588
Paper	23,799	35,089
Corporate and unallocated	2,616	1,313
	$ 56,529	$ 42,990

2009
Tissue	$ 28,453	$ 23,928
Paper	44,779	19,424
Corporate and unallocated	1,928	2,596
	$ 75,160	$ 45,948

Company Geographic Data

We have no long-lived assets outside the United States.  Net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2011	2010	2009

United States	$ 937,676	$ 965,242	$ 946,976
All foreign countries	96,898	90,446	85,168
	$ 1,034,574	$1,055,688	$1,032,144

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Annual
2011*
Net sales	$248,915	$267,146	$265,835	$252,678	$1,034,574
Gross profit (loss)	21,627	26,508	27,150	(16,687)	58,598
Operating (loss) profit	(434)	7,661	10,014	(43,329)	(26,088)
Net (loss) earnings	(1,391)	3,230	5,181	(28,718)	(21,698)
Net (loss) earnings per share basic	$ (0.03)	$ 0.07	$ 0.11	$ (0.58)	$ (0.44)
Net (loss) earnings per share diluted	$ (0.03)	$ 0.07	$ 0.10	$ (0.58)	$ (0.44)

2010**
Net sales	$255,862	$265,621	$273,988	$260,217	$1,055,688
Gross profit	26,984	30,512	42,551	30,598	130,645
Operating profit	7,811	10,805	22,919	2,306	43,841
Net earnings	2,915	5,569	13,164	15,208	36,856
Net earnings per share basic and diluted	$ 0.06	$ 0.11	$ 0.27	$ 0.31	$ 0.75

2009***
Net sales	$238,771	$262,174	$273,447	$257,752	$1,032,144
Gross profit	20,248	23,621	49,381	39,584	132,834
Operating profit	428	6	26,336	17,303	44,073
Net (loss) earnings	(1,353)	(1,915)	14,641	9,190	20,563
Net (loss) earnings per share basic and diluted	$ (0.03)	$ (0.04)	$ 0.30	$ 0.19	$ 0.42

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

Market Prices For Common Shares (Unaudited)

	2011			2010			2009
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$9.05	$7.03	$0.03	$11.89	$8.00	–	$11.86	$3.75	$0.085
2nd	$8.21	$5.83	$0.03	10.26	6.73	–	9.61	5.00	–
3rd	$7.62	$5.82	$0.03	8.53	6.01	–	10.55	5.98	–
4th	$8.49	$6.05	$0.03	9.19	7.63	$0.03	12.21	8.01	–

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012. Our audits also included the financial statement schedule of the Company included in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 29, 2012

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2008	$ 923	$ 1,294
Charges to cost and expense	732	10
Deductions	(144)	(1,206)
Balance December 31, 2009	1,511	98
Charges to cost and expense	607	1
Deductions	(371)	(3)
Balance December 31, 2010	1,747	96
Charges (credits) to cost and expense	(218)	19
Deductions	(576)	–
Balance December 31, 2011	$ 953	$ 115

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2012 annual meeting of shareholders (the “2012 Proxy Statement”) under the subcaption “Election of Directors – Election Procedures, Nominees, and Board Recommendation.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Election of Directors –Director Compensation for 2011.”

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

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)	rights(1) (2)	reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	3,091,210	$11.43	1,395,712

Equity compensation plans
not approved by security
holders	-	n/a	-

Total	3,091,210	$11.43	1,395,712

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2012 Proxy Statement under the subcaption “Corporate Governance – Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance – Director Independence.”

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

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)

Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009 (page 79)

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

WAUSAU PAPER CORP.

February 29, 2012	/s/ HENRY C. NEWELL
Henry C. Newell
President and CEO
(Principal Executive Officer)

February 29, 2012	/s/ SCOTT P. DOESCHER
Scott P. Doescher
Executive Vice President – Finance
Secretary and Treasurer

(On behalf of the Registrant and as
Principal Financial and Accounting Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.

October 19, 2012	/s/ SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX*

to

FORM 10-K/A

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2011

Pursuant to Section 102(d) of Regulation S-T

(17 C.F.R. §232.102(d))

Exhibit 23.1

Consent of Deloitte & Touche LLP*

Exhibit 31.1

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

Exhibit 31.2

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

Exhibit 31.3

Certification of Interim CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

Exhibit 31.4

Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.5

Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of CEO, CFO, and Interim CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Also included with the Company’s original annual report on Form 10-K, which was filed on February 29, 2012 (the “Original Annual Report”).

** Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 15 of the Company’s Original Annual Report.  XBRL-related information required by Regulation S-T was also furnished with the Company’s Original Annual Report.