Form 10-Q
period 2012-09-30
WAUSAU PAPER CORP.
filed 2012-11-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of common shares outstanding at October 31, 2012 was 49,322,921.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Comprehensive Income, Three Months and Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	1

	Condensed Consolidated Balance Sheets, September 30, 2012 (unaudited) and December 31, 2011 (derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

i

PART I.  FINANCIAL INFORMATION

Item 1.                   Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2012	2011	2012	2011

Net sales	$202,249	$212,488	$631,303	$620,055
Cost of sales	180,706	187,481	557,579	548,073
Gross profit	21,543	25,007	73,724	71,982

Selling and administrative	30,185	14,697	74,837	50,045
Operating (loss) profit	(8,642)	10,310	(1,113)	21,937

Interest expense	(648)	(1,640)	(2,388)	(5,457)
Loss on early extinguishment of debt	—	—	—	(666)
Other expense, net	(7)	(5)	(17)	(15)
(Loss) earnings from continuing operations before income taxes	(9,297)	8,665	(3,518)	15,799

(Credit) provision for income taxes	(4,144)	3,312	(2,006)	5,809
(Loss) earnings from continuing operations	(5,153)	5,353	(1,512)	9,990

(Loss) earnings from discontinued operations, net of taxes	(156)	(172)	4,646	(2,970)

Net (loss) earnings	$(5,309)	$5,181	$3,134	$7,020

Net earnings (loss) per share - basic and diluted:
Continuing operations	$(0.10)	$0.11	$(0.03)	$0.20
Discontinued operations	(0.00)	(0.00)	0.09	(0.06)
Net (loss) earnings - basic	$(0.11)	$0.11	$0.06	$0.14
Net (loss) earnings - diluted	$(0.11)	$0.10	$0.06	$0.14

Weighted average shares outstanding — basic	49,323	49,171	49,309	49,155
Weighted average shares outstanding — diluted	49,323	49,425	49,528	49,386

Dividends declared per common share	$—	$—	$0.06	$0.06

Other comprehensive income (loss)
Retirement and other post-retirement plans, net of taxes	$5,452	$587	$7,398	$(1,037)
Other comprehensive income (loss)	5,452	587	7,398	(1,037)
Comprehensive income	$143	$5,768	$10,532	$5,983

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2011
(all dollar amounts in thousands)	September 30, 2012 (unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$6,421	$26,661
Receivables, net	78,823	87,918
Refundable income taxes	6,524	161
Inventories	47,509	80,525
Spare parts	27,400	26,532
Other current assets	3,372	4,537
Assets of discontinued operations - current	444	—
Total current assets	170,493	226,334
Property, plant, and equipment, net	444,267	369,836
Deferred income taxes	27,022	32,607
Other assets	54,647	50,053

Total Assets	$696,429	$678,830

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$69,583	$77,925
Accrued and other liabilities	42,009	77,370
Deferred income taxes	5,220	—
Liabilities of discontinued operations - current	1,482	—
Total current liabilities	118,294	155,295
Long-term debt	165,000	127,650
Post-retirement benefits	99,773	97,421
Pension	79,455	77,824
Other noncurrent liabilities	29,050	24,396
Total liabilities	491,572	482,586
Stockholders’ equity	204,857	196,244

Total Liabilities and Stockholders’ Equity	$696,429	$678,830

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2012	2011

Net cash provided by operating activities	$31,344	$32,208

Cash flows from investing activities:
Capital expenditures	(110,346)	(63,071)
Grants received for capital expenditures	236	610
Proceeds from sale of business	20,837	—
Proceeds from sale of assets	4,777	1,781

Net cash used in investing activities	(84,496)	(60,680)

Cash flows from financing activities:
Net borrowings of commercial paper	6,350	20,535
Borrowings under credit agreement	3,000	33,000
Payments under credit agreement	(3,000)	(33,000)
Issuances of notes payable	50,000	50,000
Payments under note payable obligations	—	(35,000)
Payments under industrial development bond agreement	(19,000)	—
Payment of premium on early extinguishment of debt	—	(708)
Dividends paid	(4,438)	(4,430)

Net cash provided by financing activities	32,912	30,397

Net (decrease) increase in cash and cash equivalents	(20,240)	1,925
Cash and cash equivalents, beginning of period	26,661	2,003

Cash and cash equivalents, end of period	$6,421	$3,928

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.                                Basis of Presentation

The unaudited condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.  Refer to notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2011, for our accounting policies and other disclosures, which are pertinent to these statements.

The results of operations of the Paper segment’s Brokaw, Wisconsin paper mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented.  The corresponding assets and liabilities of the discontinued operation in the Condensed Consolidated Balance Sheets have been reclassified at September 30, 2012 in accordance with authoritative literature on discontinued operations.  The assets and liabilities of the discontinued operation were not retroactively reclassified in the December 31, 2011 Condensed Consolidated Balance Sheet, and as a result, the balances are not comparable between periods.  Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 3 for further information regarding discontinued operations.

Note 2.                                New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income”. This guidance requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirements do not change how earnings per share is calculated or presented. We adopted ASU 2011-05 in the first quarter of 2012, and have presented comprehensive income as a single continuous statement in our Condensed Consolidated Statements of Comprehensive Income.

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, “Fair Value Measurements”. The amendments in ASU 2011-04 generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements.  Adopting these amendments had no effect on the condensed consolidated financial statements.

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

Note 3.                                Discontinued Operations and Other

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million and a pre-tax gain of approximately $0.2 million.  For the nine months ended September 30, 2012, we recorded impairment charges related to the long-lived assets of the Brokaw mill of $2.1 million, which are included in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  No impairment charges related to the long-lived assets of the Brokaw mill were incurred during the third quarter of 2012.  At March 31, 2012, we determined that the Brokaw mill was a component of the entity and is presented as discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.”

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.5 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012.  With the sale of the premium Print & Color brands and closure of the Brokaw mill, we have eliminated our material participation in the Print & Color markets in which we have historically competed.  We continue to manufacture and convert select Print & Color products for the buyer during a post-closing period which is expected to expire in late 2012.  The continuing cash flows from this supply agreement are not a result of participation in an active market, and are not considered direct cash flows under ASC 205-20.

The following table details the components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets:

September 30,
(all dollar amounts in thousands)	2012

Receivables	$429
Other current assets	15
Assets of discontinued operations - current	444

Accounts payable	(203)
Accrued and other liabilities, net	(1,279)
Liabilities of discontinued operations - current	(1,482)
Net liabilities of discontinued operations	$(1,038)

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income information for discontinued operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2012	2011	2012	2011

Net sales	$—	$53,347	$45,077	$161,841

(Loss) earnings from discontinued operations before income taxes	(248)	(279)	7,374	(4,584)
(Credit) provision for income taxes	(92)	(107)	2,728	(1,614)
(Loss) earnings from discontinued operations, net of taxes	$(156)	$(172)	$4,646	$(2,970)

Net (loss) earnings per share — basic and diluted	$(0.00)	$(0.00)	$0.09	$(0.06)

During the third quarter of 2012, we continued to execute restructuring activities related to the closure of the Brokaw mill, and have recognized net pre-tax charges of $0.4 million during the three months ended September 30, 2012, and, exclusive of the gain recorded for the sales transactions, net pre-tax charges of $6.7 million during the nine months ended September 30, 2012.  These net charges, which are detailed in the following table, are recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.

(all dollar amounts in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Impairment of long-lived assets	$—	$2,075
Inventory and spare parts write-downs	—	985
Severance and benefit continuation costs	89	1,819
Other associated costs, net	325	1,816

Total	$414	$6,695

No significant additional pre-tax closure charges are expected to be incurred during the remainder of 2012.

Following is a summary of the liabilities for restructuring expenses through September 30, 2012, related to the closure of the Brokaw mill, all of which are included in liabilities of discontinued operations - current:

	December 31,	Reserve	Payments/	September 30,
(all dollar amounts in thousands)	2011	Provisions	Usage	2012

Severance and benefit continuation	$4,997	$1,819	$(6,650)	$166
Contract termination and other	570	239	(707)	102

Total	$5,567	$2,058	$(7,357)	$268

In the first quarter of 2012, we incurred pre-tax charges of $3.3 million related to a previously terminated natural gas contract for our Paper segment’s previously closed Groveton, New Hampshire mill.  The charge is included in selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.  During the first nine months of 2012, we have made payments related to this natural gas contract of $1.5 million.  We will continue to make payments related to the contract over the original contractual term.  At September 30, 2012, $2.3 million and $10.1 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton, New Hampshire mill.  At December 31, 2011, $2.3 million and $7.9 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.

Note 4.                                Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2012	2011	2012	2011

Basic weighted average common shares outstanding	49,323	49,171	49,309	49,155
Dilutive securities:
Stock compensation plans	—	254	219	231

Diluted weighted average common shares outstanding	49,323	49,425	49,528	49,386

(Loss) earnings from continuing operations, net of tax	$(5,153)	$5,353	$(1,512)	$9,990
(Loss) earnings from discontinued operations, net of tax	(156)	(172)	4,646	(2,970)

Net (loss) earnings	$(5,309)	$5,181	$3,134	$7,020

(Loss) earnings from continuing operations, net of tax, per share — basic and diluted	$(0.10)	$0.11	$(0.03)	$0.20
(Loss) earnings from discontinued operations, net of tax, per share — basic and diluted	(0.00)	(0.00)	0.09	(0.06)

Net (loss) earnings per share—basic	$(0.11)	$0.11	$0.06	$0.14
Net (loss) earnings per share—diluted	$(0.11)	$0.10	$0.06	$0.14

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss for the three months ended September 30, 2012, stock-based grants for 1,801,659 shares were considered to be antidilutive.  For the three months ended September 30, 2011, stock-based grants for 1,818,636 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  For the nine months ended September 30, 2012 and 2011, stock-based grants for 1,151,222 shares and 1,914,740 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 5.                               Receivables

Receivables at September 30, 2012 exclude discontinued operations.  The receivables related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2011.

	September 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Trade	$79,140	$87,152
Other	569	1,719
	79,709	88,871
Less: allowances for doubtful accounts	(886)	(953)

	$78,823	$87,918

Note 6.                               Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Raw materials	$34,936	$32,069
Work in process and finished goods	51,291	100,044
Supplies	5,182	4,166
Inventories at cost	91,409	136,279
Less: LIFO reserve	(43,900)	(55,754)

	$47,509	$80,525

Note 7.                               Property, Plant, and Equipment

The various components of property, plant, and equipment were as follows:

	September 30,	December 31,
	2012	2011
Property, plant, and equipment
Buildings	$92,439	$121,625
Machinery and equipment	804,807	992,244
	897,246	1,113,869
Less: accumulated depreciation	(625,054)	(820,815)
Net depreciated value	272,192	293,054
Land	3,943	6,776
Timber and timberlands, net of depletion	48	48
Construction in progress	168,084	69,958
	$444,267	$369,836

Excluding discontinued operations, the provision for depreciation, amortization, and depletion for the three months ended September 30, 2012 and 2011 was $11.6 million and $12.3 million, respectively.  Excluding discontinued operations, the provision for depreciation, amortization, and depletion for the nine months ended September 30, 2012 and 2011 was $34.4 million and $37.4 million, respectively.

During the three and nine months ended September 30, 2012, interest capitalized on projects with a construction period exceeding one year totaled $1.4 million and $3.5 million, respectively.  Interest capitalized on projects with a construction period exceeding one year during the three and nine months ended September 30, 2011, totaled $0.2 million and $0.4 million, respectively.

Note 8.                               Debt

A summary of total debt is as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Unsecured private placement notes	$150,000	$100,000
Industrial development bonds	—	19,000
Commercial paper placement agreement	15,000	8,650
Total long-term debt	$165,000	$127,650

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At September 30, 2012, $150 million was currently outstanding under the note purchase and private-shelf agreement.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At September 30, 2012, the estimated fair value of long-term debt is approximately $179 million which compares to the carrying value of $165 million.  At December 31, 2011, the estimated fair value of long-term debt was approximately $138 million which compares to the carrying value of $128 million.

During the second quarter of 2012, we settled our obligations related to the $19 million of industrial development bonds.  There were no prepayment penalties or additional costs associated with the retirement of these obligations.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At September 30, 2012, there were no outstanding borrowings under the revolving-credit agreement.

In addition, at September 30, 2012, we had $15.0 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  At September 30, 2012, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

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

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At September 30, 2012, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2012.

Note 9.                               Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2012	2011	2012	2011

Service cost	$576	$717	$508	$377
Interest cost	2,653	2,952	1,039	1,093
Expected return on plan assets	(3,566)	(3,697)	—	—
Amortization of:
Prior service cost (benefit)	273	408	(770)	(860)
Actuarial loss	1,380	808	788	545
Settlements	12,077	—	—	—

Net periodic benefit cost	$13,393	$1,188	$1,565	$1,155

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2012	2011	2012	2011

Service cost	$1,866	$2,224	$1,524	$1,130
Interest cost	8,163	9,284	3,117	3,280
Expected return on plan assets	(10,895)	(11,295)	—	—
Amortization of:
Prior service cost (benefit)	822	1,330	(2,310)	(2,579)
Actuarial loss	3,933	2,726	2,364	1,635
Curtailment	—	—	(634)	—
Settlements	14,317	—	—	—

Net periodic benefit cost	$18,206	$4,269	$4,061	$3,466

The settlements recognized during the three and nine months ended September 30, 2012, relate to charges associated with the settlement of pension liabilities with respect to various defined benefit pension plans.  Approximately $7.7 million of the settlements during the three and nine months ended September 30, 2012, related to the final termination of a defined benefit pension plan included in our Paper segment.  The other post-retirement benefits curtailment recognized in the nine months ended

September 30, 2012, relates to the closure of the Paper segment’s Brokaw, Wisconsin mill.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2011 that we anticipate making contributions of approximately $23 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2012.  As of September 30, 2012, we have made contributions of approximately $23.5 million to our pension and retirement plans in 2012.  We now expect to contribute approximately $24.0 million to our pension and retirement plans.  In addition, as previously reported, we expected to contribute approximately $4 million, net of subsidy reimbursements, directly to other post-retirement plans in 2012.  As of September 30, 2012, we have contributed approximately $2.5 million to our other post-retirement plans.  We now expect to contribute approximately $3.3 million to our other post-retirement plans in 2012.

Note 10.                        Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

As a result of share-based compensation related to non-qualified option grants, restricted stock awards, and performance unit awards, during the three and nine months ended September 30, 2012, we recognized a credit of less than $0.1 million and expense of approximately $1.5 million respectively.  During the three and nine months ended September 30, 2011, share-based compensation expense related to non-qualified option grants, restricted stock awards, and performance unit awards was approximately $0.2 million and $2.3 million, respectively.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $1.8 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the nine months ended September 30, 2012, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 46,787 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 74,435 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 288,387 performance units with vesting of the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The third type of award was comprised of 531,985 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to performance-based awards during the nine months ended September 30, 2012, as it is probable a portion of the awards will vest as performance criteria are met.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of FASB ASC Subtopic 718-10.  During the three and nine months ended September 30, 2012, we recognized a credit of less than $0.1 million and expense of less than $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.  During the three and nine months ended September 30, 2011, we recognized credits of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

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

The Paper segment produces specialty papers within three core markets — Food, Tape & Industrial, and Coated & Liner.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander and Mosinee, Wisconsin.  In 2011 and into 2012, the Paper segment produced fine printing and writing papers at a manufacturing facility in Brokaw, Wisconsin.  Papermaking operations at the Brokaw facility permanently ceased on February 10, 2012.  In accordance with authoritative literature, we have reported the Brokaw facility as a discontinued operation.  See Note 3 for additional information on discontinued operations.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales external customers:
Tissue	$86,632	$86,381	$256,701	$249,301
Paper	115,617	126,107	374,602	370,754

	$202,249	$212,488	$631,303	$620,055

Operating profit (loss):
Tissue	$7,506	$7,008	$25,766	$21,976
Paper	(7,884)	5,885	(5,571)	11,352
Corporate & eliminations	(8,264)	(2,583)	(21,308)	(11,391)

	$(8,642)	$10,310	$(1,113)	$21,937

	September 30,	December 31,
	2012	2011
Segment assets:
Tissue	$354,841	$224,949
Paper	281,073	367,249
Discontinued operations	444	—
Corporate & unallocated*	60,071	86,632
	$696,429	$678,830

*                 Segment assets do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Our exit from the Print & Color business aligns the Paper segment with the growth-oriented technical markets in which it has historically competed: Food, Tape & Industrial, and Coated & Liner.  The Tissue segment continues to focus on production and marketing of a broad line of paper towel and tissue products, which are marketed, along with soap and dispensing system products, for the industrial and commercial away-from-home market.

Overview

Consolidated	Three Months		Nine Months
(all dollar amounts in thousands, except per	Ended September 30,		Ended September 30,
share data)	2012	2011	2012	2011

(Loss) earnings from continuing operations	$(9,297)	$8,665	$(3,518)	$15,799
(Loss) earnings from continuing operations per share — basic and diluted	$(0.10)	$0.11	$(0.03)	$0.20

In the third quarter of 2012, we reported a net loss from continuing operations of $9.3 million, or $0.10 per share, compared to prior-year net earnings from continuing operations of $8.7 million, or $0.11 per share.  Net earnings from continuing operations for the third quarter of 2012 included after-tax expenses of $7.6 million, or $0.15 per share, related to settlement charges on certain defined benefit pension plans and $1.2 million, or $0.02 per share, in capital-related expenses associated with an expansion project in our Tissue segment.  Net earnings from continuing operations for the third quarter of 2011 included after-tax capital-related expenses of $0.4 million, or $0.01 per share, due to the Tissue expansion project.

For the nine months ended September 30, 2012, we reported a net loss from continuing operations of $3.5 million, or $0.03 per share, compared to net earnings from continuing operations of $15.8 million, or $0.20 per share, in the first nine months of 2011.  Net earnings from continuing operations during the first nine months of 2012 included after-tax expenses of $9.0 million, or $0.18 per share, related to settlement charges associated with certain defined benefit pension plans and after-tax capital-related expenses of $3.4 million, or $0.07 per share, due to an expansion in our Tissue segment.  In addition, the nine months ended September 30, 2012, included after-tax expenses of $2.1 million, or $0.04 per share, related to a natural gas transportation contract for our former Groveton, New Hampshire paper mill.  Net earnings from continuing operations during the first three quarters of 2011 included after-tax capital-related expenses of $3.4 million, or $0.07 per share, due to the paper machine rebuild within our Paper segment and an expansion in our Tissue segment, and after-tax gains on sales of timberlands of $0.3 million, or less than $0.01 per share.

Net Sales and Gross Profit on Sales — Continuing Operations

	Three Months		Nine Months
Consolidated	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales	$202,249	$212,488	$631,303	$620,055
Tons sold	124,162	128,037	392,003	376,884
Gross profit on sales	$21,543	$25,007	$73,724	$71,982
Gross profit margin	11%	12%	12%	12%

Consolidated net sales and shipments decreased by 5% and 3%, respectively, during the three months ended September 30, 2012, as compared to the same period in 2011.  During the same comparative periods, average net selling price decreased approximately 2%, or approximately $6 million, with a slight improvement in product mix being more than offset by declines in actual selling price.

Comparing the nine months ended September 30, 2012 and 2011, consolidated net sales increased by approximately 2% year-over-year, while shipments increased approximately 4% over the same comparative period.  During the first nine months of 2012, average net selling price decreased by approximately 2%, or more than $13 million, as compared to the first nine months of 2011.  Actual selling price decreases contributed to more than three-quarters of the decrease, while product mix changes contributed to the remaining decrease.

Gross profit for the three months ended September 30, 2012, was $21.5 million compared to $25.0 million for the three months ended September 30, 2011.  Gross profit in the third quarter of 2012 included capital-related charges of $1.7 million related to the expansion in our Tissue segment, while gross profit in the third quarter of 2011 included capital-related charges of $0.2 million related to the aforementioned Tissue expansion project.  Comparing the three months ended September 30, 2012 with the same period in 2011, on a consolidated basis, declines in average selling price combined with increased material consumption, labor, and other manufacturing costs more than offset decreases in fiber and energy costs of approximately $8 million and more than $1 million, respectively.

Year-to-date, gross profit increased to $73.7 million in 2012, from $72.0 million reported in 2011.  Gross profit in the nine months ended September 30, 2012 included capital-related charges of $3.8 million related to our Tissue expansion project.  Gross profit in the nine months ended September 30, 2011 included capital-related charges of $4.4 million, mostly due to a paper machine rebuild within our Paper segment and $0.4 million of gains on sales of timberlands.  Comparing the first nine months of 2012 to the same period in 2011, on a consolidated basis, gross profit was positively impacted by a decrease in fiber and energy costs of more than $20 million, however, increased labor, material consumption, maintenance, and other manufacturing costs more than offset the positive impact of changes in fiber and energy prices.

	September 30,
Consolidated Order Backlogs — Continuing Operations	2012	2011

Order backlogs in tons:
Tissue	3,800	2,400
Paper	25,300	28,500

	29,100	30,900

Backlog tons at September 30, 2012 represent $48.4 million in sales compared to $49.7 million in sales at September 30, 2011.  The entire backlog at September 30, 2012 is expected to be shipped during the remainder of 2012.

Tissue

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales	$86,632	$86,381	$256,701	$249,301
Tons sold	44,773	44,125	132,256	129,396
Gross profit on sales	$15,367	$12,767	$48,913	$39,348
Gross profit margin	18%	15%	19%	16%

In April 2011, the Company’s Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly, premium products.  The expansion will include a new paper machine, located at our Harrodsburg, Kentucky converting facility, which will be capable of producing premium towel and tissue products from 100 percent recycled fiber.  The expansion project is progressing on schedule, with systems testing, machine startup, and conventional commercialization expected in the fourth quarter of 2012.  We anticipate the new paper machine to begin producing premium towel and tissue products in the first quarter of 2013.

Tissue net sales modestly improved during the quarter ended September 30, 2012, as compared to the same period in 2011, while shipments, as measured in tons, increased more than 1% during the same comparative period.  As a result of our product reconfiguration efforts, comparing the third quarter of 2012 with the same period in 2011, cases shipped increased by approximately 3%.  Average net selling price decreased by more than 1% in the third quarter of 2012 compared to the third quarter of 2011, with declines in actual selling price more than offsetting enhancements in overall product mix.

Net sales increased 3% and shipments, as measured in tons, increased 2% in the first nine months of 2012, as compared to the same period in 2011.  Product shipments, as measured in cases, increased 3% during the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011.  Average net selling price remained relatively stable during the same comparative periods, with actual selling price decreases offsetting product mix improvements.

Gross profit margins for Tissue were 18% in the third quarter of 2012 compared to 15% in the third quarter of 2011.  Gross profit for the three months ended September 30, 2012 and 2011 included $1.7 million and $0.2 million, respectively, of capital-related expenses due to the expansion to our facility in Harrodsburg, Kentucky.  Comparing the third quarter of 2012 to the same period in 2011, a combined decrease in wastepaper, purchased parent rolls, and energy costs of approximately $5 million positively impacted gross profit margin.

The gross profit margins for Tissue were 19% and 16% for the nine months ended September 30, 2012 and 2011, respectively.  Gross profit for the nine months ended September 30, 2012 and 2011 included $3.8 million and $0.4 million, respectively, of capital-related expenses due to the aforementioned expansion in Harrodsburg, Kentucky.  Comparing the first three quarters of 2012 to the same period in 2011, a combined decrease in wastepaper, purchased parent rolls, pulp, and energy costs of approximately $11 million positively impacted gross profit margin.

Paper

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Paper segment’s Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. finalized on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million and a pre-tax gain of approximately $0.2 million.  At March 31, 2012, we determined that the Brokaw mill was a component of the entity and is presented as discontinued operations in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 205-20, “Discontinued Operations.”  For additional information on discontinued operations, please refer to “Note 3 — Discontinued Operations and Other” in the Notes to Condensed Consolidated Financial Statements.

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.5 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income.  With the sale of the premium Print & Color brands and closure of the Brokaw mill, we have eliminated our material participation in the Print & Color markets in which we have historically competed.   The following information and discussion of the Paper segment exclude discontinued operations for all periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Net sales	$115,617	$126,107	$374,602	$370,754
Tons sold	79,389	83,912	259,747	247,488
Gross profit on sales	$6,127	$11,988	$24,585	$31,778
Gross profit margin	5%	10%	7%	9%

The Paper segment’s net sales for the third quarter of 2012 decreased 8% compared to the same period in 2011, while shipments declined more than 5%.  Average net selling price decreased 3%, or more than $4 million, in the third quarter of 2012 compared with the third quarter of 2011.  While the average net selling price related to technical markets remained relatively flat during the third quarter of 2012 as compared with the third quarter of 2011, there was a decrease in Paper segment’s average net selling price due to the support of the transition of the Print & Color business as result of the sale to Neenah Paper.

Paper recorded a gross profit margin of 5% in the third quarter of 2012 compared to a gross profit margin of 10% in the third quarter of 2011.  Comparing the third quarter of 2012 to the same period in 2011, declines in fiber costs of more than $3 million and energy costs of nearly $1 million were more than offset by a decline in the average net selling price, planned transition costs associated with the exit from the Print & Color business, and increases in other costs of manufacturing.

For the first three quarters of 2012, the Paper segment’s net sales and shipments increased 1% and 5%, respectively, compared to the same period in 2011.  The increase in net shipments was primarily due to growth within our technical paper markets of approximately 6%.  Average net selling price decreased approximately 4%, or more than $13 million, during the nine months ended September 30, 2012, as compared to the same period in 2011.  During these comparative periods, approximately $11 million of the decline is due to support of the transition of the Print & Color business as a result of the sale to Neenah Paper.  The remaining decrease of approximately $2 million is related to our technical product categories, with more than half of the decline due to actual price decreases and the remaining amount a result of product mix composition.

Paper’s gross profit margin decreased to 7% during the first nine months of 2012, from a gross profit margin of 9% during the first nine months of 2011.  Gross profit in the first nine months of 2011 included capital-related expenses of $4.0 million due to the rebuild of a paper machine in our Brainerd, Minnesota paper mill.  In the year-over-year nine month comparison, a decrease in fiber-related costs of approximately $8 million combined with a decrease in energy costs of less than $2 million to positively impact gross profit margin.  However, these favorable impacts were more than offset by a decline in the average net selling price, planned transition costs associated with the exit from the Print & Color business, and increases in other costs of manufacturing.

Selling and Administrative Expense — Continuing Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Selling and administrative expense	$30,185	$14,697	$74,837	$50,045
As a percent of net sales	15%	7%	12%	8%

Selling and administrative expenses in the third quarter of 2012 were $30.2 million compared to $14.7 million in the same period of 2011.  During the three months ended September 30, 2012, we incurred pre-tax expenses within our Paper and Corporate segments of $7.7 million and $4.4 million, respectively, related to settlement charges associated with certain defined benefit pension plans.  The remaining increase in selling and administrative expense is primarily due to increases in wages and benefits, as well as consulting and other professional services.

Selling and administrative expenses for the nine months ended September 30, 2012 were $74.8 million compared to $50.0 million in the same period of 2011.  Stock-based incentive compensation programs resulted in expense of $1.7 million for the first nine months of 2012, compared to an expense of $1.9 million for the first nine months of 2011.  During the first three quarters of 2012, we incurred a pre-tax charge of $3.3 million to the value of a terminated natural gas transportation contract for our Paper segment’s former Groveton, New Hampshire paper mill, and pre-tax expenses within our Paper and Corporate segments of $7.7 million and $6.6 million, respectively, related to settlement charges associated with certain defined benefit pension plans.  The remaining increase in selling and administrative expense for the first nine months of 2012 as compared to the same period in 2011 is primarily due to increases in wages, benefits, consulting, and other professional services.

Other Income and Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

Interest expense	$648	$1,640	$2,388	$5,457
Loss on early extinguishment of debt	—	—	—	666

Interest expense in the third quarter of 2012 was $0.6 million, compared to interest expense of $1.6 million in the third quarter of 2011.  For the first nine months of 2012, interest expense declined to $2.4 million from $5.5 million of interest expense recorded during the same period in 2011.  The decrease in both the quarter-over-quarter and year-over-year comparisons is primarily due to the impact of capitalized interest on projects with a construction period exceeding one year of $1.4 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively, and $3.5 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively.  Total debt was $165.0 million and $162.8 million at September 30, 2012 and 2011, respectively.  Total debt at December 31, 2011 was $127.7 million.

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

Income Taxes — Continuing Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2012	2011	2012	2011

(Credit) provision for income taxes	$(4,144)	$3,312	$(2,006)	$5,809
Effective tax rate	(45)%	38%	(57)%	37%

The effective tax rate for the three and nine months ended September 30, 2012, was impacted by an additional credit for income taxes primarily related to the settlement of income tax related items.  The effective tax rate for the remainder of 2012 is expected to be in the range of 37% - 40%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2012	2011

Cash provided by operating activities	$31,344	$32,208
Capital expenditures	110,346	63,071

Net cash provided by operating activities was $31.3 million for the nine months ended September 30, 2012, compared to $32.2 million during the same period in 2011.  In the year-over-year comparisons of cash provided by operating activities, the nine months ended September 30, 2012, were positively impacted by working capital improvements, primarily reductions in inventories due to our exit from the Print & Color business.  However, these improvements in working capital were offset by the impact of significant contributions made to certain pension and other retirement plans during the first three quarters of 2012.  During the nine months ended September 30, 2012, we made contributions of approximately $23.5 million to our pension and retirement plans in 2012, compared to contributions of approximately $3.1 million during the same period in 2011.

In April 2011, our Board of Directors approved a $220 million project, $207 million of which is capital-related, that will expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly products.  The expansion will include a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  Capital spending related to this project was $100.7 million in the first nine months of 2012, with anticipated full-year capital spending on this project to be approximately $141 million in 2012, and $21 million in 2013.  We expect to fund the project primarily from future operational cash flows and available credit from our established $325 million borrowing base. Construction related to the new paper machine, which will be located at our converting facility in Harrodsburg, Kentucky, is progressing on schedule, with systems testing, machine startup, and conventional commercialization expected in the fourth quarter of 2012.  We anticipate the new paper machine to begin producing premium towel and tissue products in the first quarter of 2013.

Capital spending for the first nine months of 2012 was $110.3 million compared to $63.1 million during the first nine months of 2011.  The increase in capital expenditures in the first three quarters of 2012 as compared to the same period in 2011 is primarily due to the Tissue expansion project as described above.  Total capital spending for the full year of 2012 is expected to be approximately $160 million, including capital spending related to the Tissue expansion project.

We currently expect that our cash and cash equivalents, cash provided by operations, and the available credit under our credit agreements will provide sufficient liquidity to meet our cash flow needs for capital spending, working capital requirements, pension and retirement plan contributions, and other liquidity needs during the remainder of 2012.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2012	2011

Total debt	$165,000	$127,650
Stockholders’ equity	204,857	196,244
Total capitalization	369,857	323,894
Long-term debt/capitalization ratio	45%	39%

As of September 30, 2012, total debt increased $37.3 million from the $127.7 million borrowed at December 31, 2011.  The increase in debt is due primarily to the increase in capital expenditures related to the new towel and tissue machine in our Tissue segment.  The significant increase in year-to-date capital expenditures has been partially offset by cash generated from the sales of our premium Print & Color brands and from working capital improvements, primarily a reduction in inventories.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 19, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At September 30, 2012, $150 million was currently outstanding under the note purchase and private-shelf agreement.

During the second quarter of 2012, we paid our obligations related to the $19 million of industrial development bonds.  There were no prepayment penalties or additional costs associated with the retirement of these obligations.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At September 30, 2012, there were no outstanding borrowings under the revolving-credit agreement.

In addition, at September 30, 2012, we had $15.0 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  At September 30, 2012, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

During the second quarter of 2011, we paid our obligations related to the $35 million unsecured private placement notes scheduled to expire in August 2011.  The payment of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the nine months ended September 30, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At September 30, 2012, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2012.

At December 31, 2011, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first nine months of 2012 or 2011.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2012, to shareholders of record on February 1, 2012.  On April 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 15, 2012 to shareholders of record on May 1, 2012.  On June 18, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid August 15, 2012 to shareholders of record on August 1, 2012.  On October 18, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend will be paid on November 15, 2012 to shareholders of record on November 1, 2012.

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

WAUSAU PAPER CORP.

November 9, 2012	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer,
Principal Accounting Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2012

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