Form 10-K
period 2012-12-31
WAUSAU PAPER CORP.
filed 2013-03-04
CIK 105076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the common stock shares held by non-affiliates was approximately $465,962,325.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 15, 2013, 49,358,655 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2013 annual meeting of shareholders

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

PART I

Item 1.  BUSINESS

General

Wausau Paper Corp. (“Wausau Paper”) manufactures, converts, and sells paper and paper products.  Our headquarters is located in Mosinee, Wisconsin.  At December 31, 2012, we employed approximately 1,900 at five operating facilities located in four states.  Our operations are classified into two principal business segments: Tissue and Paper, with both business segments marketing their products under the Wausau Paper® trademark.  The Tissue segment produces a complete line of towel and tissue products that are marketed, along with soap and dispensing systems, for the away-from-home market.  Through 2011 and into 2012, the Paper segment produced specialty and fine printing and writing papers within four core markets - Food, Industrial & Tape, Coated & Liner, and Print & Color.  In December 2011, our Board of Directors approved the sale of our premium Print & Color brands.  The Print & Color portion of the Paper business segment competed in the declining uncoated freesheet market, and was faced with continuing margin compression and volume pressures.  During the first quarter of 2012, we completed the sale of the premium Print & Color brands.

In January 2013, we announced our intent to focus our management efforts and future investments on the aforementioned Tissue segment. Further, in February 2013, we announced the closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota. The closure is anticipated to occur early in the second quarter of 2013. As we continue through 2013, we intend to divest our technical specialty paper business in a manner that will deliver maximum value to our shareholders, serve our customers, and position the business for future success.

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

At December 31, 2012, our five operating facilities were organized into two business segments as described below.

Tissue

Tissue produces a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial away-from-home market.

Under the Wausau Paper® trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, and Dubl-Nature®.  These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products.  Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels.  Tissue operates a paper mill located in Middletown, Ohio, and it operates a manufacturing and converting facility and its main distribution warehouse in Harrodsburg, Kentucky.  In addition, Tissue currently maintains a distribution warehouse in Danville, Kentucky.

Competition comes from major integrated paper companies and smaller converters who primarily service consumer and food service markets as well as the industrial and institutional markets concentrated on by Tissue.  Our major competitors include Georgia-Pacific LLC, Kimberly Clark Corporation, and SCA Hygiene Products.

Paper

During 2011 and into 2012, the Paper segment was a producer of specialty and fine printing and writing papers focused in four core market sectors - Food, Industrial & Tape, Coated & Liner, and Print & Color.  The products of the Paper segment were manufactured at facilities located in Brainerd, Minnesota, and in Rhinelander, Mosinee and Brokaw, Wisconsin.

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  Sale of the Print & Color brands, select paper inventory, and certain manufacturing equipment was completed in the first quarter of 2012, marking the end of our material participation in Print & Color markets.  Our exit from the Print & Color business aligns the Paper segment with growth-oriented technical markets; Industrial & Tape, Food, and Coated & Liner.  In February 2013, we announced the closure of our technical specialty paper mill in Brainerd, Minnesota. The closure is anticipated to occur early in the second quarter of 2013.

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

Competition for the Paper segment comes from a wide range of paper-producing companies, of which our principal competitors include Ahlstrom Corporation, Packaging Dynamics Corporation, Nordic Paper, Nippon Paper Group, Inc., UPM, and Gascogne Paper.

International Sales

Currently, foreign sales represent approximately 11% of our consolidated net sales, with sales to Canada representing 7% of consolidated net sales. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

Raw Materials

Wood fiber is the basic raw material used to manufacture our finished products and includes the following categories:  market pulp (from wood and recycled paper or paper products), internally produced pulp, wastepaper, and purchased towel and tissue parent rolls.  Fiber represents approximately 50% of our total cost of sales in 2012.  Market pulp (an aggregate of approximately 254,000 air-dried metric tons in 2012) was purchased on the open market, principally from producers in the United States and Canada.  From time to time we may purchase pulp futures contracts as a hedge against significant future increases in the price of market pulp.

Approximately 96,000 standard tons of pulp was produced at our pulp mill in Mosinee, Wisconsin.  Pulpwood was purchased from approximately 200 independent loggers at market prices while chips were purchased from independent sawmills.

During 2012 we purchased 137,000 standard tons of wastepaper from domestic suppliers at prevailing market prices.  This wastepaper represented approximately 90% of the fiber required to manufacture 65% of our Tissue segment’s 2012 parent roll requirement.  The balance of our parent roll requirements, or approximately 73,000 tons, was purchased from other towel and tissue manufacturers at market prices.

Various chemicals are used in the pulping and papermaking processes.  These industrial chemicals are available from a number of suppliers and are purchased at current market prices.

Energy

Our paper mills consume significant amounts of electrical and steam energy, which are adequately supplied by public utilities or generated at facilities operated by us.  We generate approximately one-third of our electrical power needs from spent pulping liquor, fuel oil, coal, wood chips, fiber cake, natural gas, and hydropower.  Spent pulping liquor, wood chips, and fiber cake are byproducts of mill operations.

We contract for the supply and delivery of natural gas at some of our facilities.  Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities.  We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2013 and 2019.  At December 31, 2012, we also have volume commitments for the supply of fuel oil, natural gas, paper, and certain raw materials.  These obligations expire between 2013 and 2017. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

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

Seasonal Nature of Business

The markets for some of the grades of paper we produce tend to be somewhat seasonal.  However, the marketing seasons for these grades are not necessarily the same.  Overall, we generally experience moderately lower sales in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers during this period.

Working Capital

As is customary in the paper industry, we carry adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to our customers.

Major Customers

Excluding discontinued operations, no single customer accounted for 10% or more of our consolidated net sales during 2012.  On a segment basis, one customer accounted for approximately 10% of Tissue net sales.  No single customer accounted for 10% or more of Paper net sales.

Backlog

Consolidated order backlogs, including discontinued operations, at December 31, 2012, decreased to approximately 26,400 tons, representing $45.5 million in sales, compared to 30,500 tons, or $47.0 million in sales, at December 31, 2011. Consolidated order backlogs at December 31, 2010, were approximately 31,000 tons, or $48.4 million in sales.  A backlog of unmade customer orders is monitored to optimize paper machine production.  A change in customer backlog does not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2012, is expected to be shipped during fiscal 2013.  Information on backlogs by business segment is included in Item 7 of this report.

Research and Development

Research and development projects for the last three fiscal years primarily involved food packaging and food service papers, including more environmentally friendly product adjacencies, industrial micromarket papers, silicone coated papers for the aerospace industry, and new towel, tissue, and soap dispensers.  Expenditures for product development were $3.1 million, $3.3 million, and $3.1 million in 2012, 2011, and 2010, respectively.

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

Note 10 of the Notes to Consolidated Financial Statements discusses our policies with respect to the accrual of remediation costs.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a potentially responsible party at sites in the future or that the costs associated with such sites would not be material.

Employees

We employed approximately 1,900 at the end of 2012.  Most hourly mill employees are covered under collective bargaining agreements.  We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011.  The agreement covers all four collectively bargained mills and includes competitive increases in wages and retirement income benefits.  On December 20, 2011, the Company and the United Steelworkers Local 1381 signed a closure agreement for the Brokaw, Wisconsin, paper mill, which included severance and continuation of certain benefits.  We maintain good labor relations at all facilities and expect that any future contracts will be negotiated at competitive rates.

Executive Officers of the Company

The following information relates to executive officers of Wausau Paper as of March 4, 2013.

Henry C. Newell, 55

President and Chief Executive Officer since January 2012.  Previously, Executive Vice President, Chief Operating Officer, (2011), Senior Vice President, Paper (2010-2011), Senior Vice President, Specialty Products (2008-2009), and Vice President, Business Development (2007-2008).  Also, Vice President and Chief Financial Officer, for several portfolio companies of Atlas Holding LLC (2006-2007).

Sherri L. Lemmer, 45

Senior Vice President and Chief Financial Officer since May 2012.  Previously, Vice President, Finance and Information Technology (2012), and Vice President, Corporate Controller (2006-2011).

Matthew L. Urmanski, 40

Senior Vice President, Tissue since March 2012.  Previously, Vice President, Administration, Tissue (2009-2011), Vice President, Financial Analysis and Business Support, Corporate (2006-2009), and Vice President Finance, Specialty Products (2002-2006).

Michael W. Nelson, 46

Senior Vice President, Paper since March 2011.  Previously, Vice President, Sales and Marketing, Paper (2007-2011).  Also, Vice President, Sales and Marketing, Printing and Carbonless Papers Division, Glatfelter Corporation (2006-2007).

Patrick J. Medvecz, 49

Senior Vice President, Operations since March 2011.  Previously, Vice President, Manufacturing and Technology (2007-2011).

Curtis R. Schmidt, 55

Senior Vice President, Human Resources since January 2012.  Previously, Corporate Vice President, Human Resources (2009-2011) and Vice President Human Resources, Printing & Writing (1998-2009).

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

We compete in different markets within the paper industry on the basis of the quality and performance of our products, customer service, product development activities, price, and distribution.  All of our markets are highly competitive.  Our competitors vary in size, and many have greater financial and marketing resources than we do.  In some of our markets, the industry’s capacity to make products exceeds current demand levels.  Competitive conditions in some of our markets have caused us to incur lower net selling prices and reduced gross margins and net earnings.  These conditions may continue indefinitely.  See Item 1 of this report for information regarding the number and identities of our competitors in our operating segments.  See Item 7 concerning recent competitive conditions in the markets we serve.

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

In 2013, we expect to purchase approximately 40%, or 80,000 tons, of our towel and tissue parent roll requirements from other producers in the paper industry.  A disruption in supply of these parent rolls could have an adverse affect on our ability to meet demand for our products and a significant increase in the cost of these parent rolls could unfavorably impact profitability.

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

The majority of our hourly production workforce is represented by labor unions.  While we believe we have satisfactory relationships with all of the labor organizations that represent our employees, we cannot guarantee that labor-related disputes will not arise.  Labor disputes could result in disruptions in production and could also cause increases in production costs, which could damage our relationships with our customers and adversely affect our business and financial results.

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

In 2012, we permanently closed a paper mill in Brokaw, Wisconsin, marking the end of our material participation in the Print & Color markets.  Further, in February 2013, we announced the closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota. The closure in anticipated to occur early in the second quarter of 2013. Prior to 2011, we closed or disposed of certain businesses and assets in response to changes in market conditions or strategic plans.  In addition, in the normal course of business, we engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition or disposition of businesses.  We also continually review and may implement structural changes or invest in major capital projects designed to improve our operations or to reflect anticipated changes in long-term market conditions.  In 2013 we plan to complete a $220 million Tissue expansion project at our Harrodsburg, Kentucky manufacturing facility.  As a result of this or similar future investments, our financial results may differ from the investment community’s expectations in a given quarter, or over the long term.  We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies.  We may also have difficulty integrating a new manufacturing facility into current operations.  These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.  PROPERTIES

Our headquarters, an owned property, is located in Mosinee, Wisconsin.  Executive officers and corporate staff who perform corporate accounting, financial, and human resource services are located in the corporate headquarters, as are certain business segment personnel.  Our operating facilities, all of which are owned properties, consist of the following:

		Number of
		Paper	Practical	2012
Facility	Product	Machines	Capacity (1) (tons)	Actual (tons)

Paper
Rhinelander, WI	Paper	4	152,000	140,500

Mosinee, WI	Paper	4	119,000	115,800
	Pulp		100,000	96,500

Brainerd, MN (2)	Paper	2	140,000	64,600

Tissue
Middletown, OH	Tissue	2	120,000	114,700
	Deink Pulp		110,000	102,400

Harrodsburg, KY	Tissue (3)	1	70,000	n/a
	Converted Tissue	n/a	190,000	176,700

(1) “Practical capacity” is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.  Practical capacity at the Brainerd facility includes one paper machine that would require substantial capital resources and time to start up.

(2) In February 2013, we announced the closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota. The closure is anticipated to occur early in the second quarter of 2013.

(3) In 2011 our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally friendly premium products.  The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky converting facility, that is capable of producing premium towel and tissue products from 100% recycled fiber.  Initial start-up of the new paper machine occurred in mid-December 2012, with full commercialized production on the paper machine to begin in 2013.

We currently maintain warehouse distribution facilities in order to provide prompt delivery of our products.  The facilities are:

			Owned or
Segment	Location	Square Feet	Leased (Expiration Date)

Paper	Mosinee, WI	130,000	Leased (December 2015)

Tissue	Harrodsburg, KY	970,000	Owned

	Danville, KY	630,000	Leased (January 2015)

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

As of the record date of the annual meeting, February 15, 2013, (the “Record Date”) there were approximately 1,900 holders of record of Wausau Paper common stock.  We estimate that as of the Record Date there were approximately 25,500 additional beneficial owners whose shares were held in street name or in other fiduciary capacities.  As of the Record Date, there were 49,358,655 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2012*
First Quarter	$9.86	$8.16	—
Second Quarter	$9.81	$8.45	$.06
Third Quarter	$9.92	$7.48	—
Fourth Quarter	$9.32	$7.46	$.06

2011*
First Quarter	$9.05	$7.03	—
Second Quarter	$8.21	$5.83	$.06
Third Quarter	$7.62	$5.82	—
Fourth Quarter	$8.49	$6.05	$.06

2010**
First Quarter	$11.89	$8.00	—
Second Quarter	$10.26	$6.73	—
Third Quarter	$8.53	$6.01	—
Fourth Quarter	$9.19	$7.63	$.06

*     Two cash dividends of $.03 per share were declared in the second and fourth quarters in 2012 and 2011.

**   Two cash dividends of $.03 per share were declared in the fourth quarter in 2010.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Wausau Paper Corp. and Subsidiaries Selected Financial Data

(all amounts in thousands,	For the Year Ended December 31,
except per share data)	2012*	2011**	2010***	2009****	2008*****
FINANCIAL RESULTS
Net sales	$822,169	$823,089	$812,235	$796,766	$963,292
Operating (loss) profit	(4,138)	62,208	40,021	40,629	(11,529)
Interest expense	3,360	6,850	6,567	9,117	10,283
(Loss) earnings from continuing operations before income taxes	(7,510)	54,631	33,591	31,574	(21,495)
Net (loss) earnings from continuing operations	(3,845)	33,077	34,440	18,316	(12,600)
Net earnings (loss) from discontinued operations	4,521	(54,775)	2,416	2,247	(3,234)
Net earnings (loss)	676	(21,698)	36,856	20,563	(15,834)
Cash dividends paid	5,918	5,905	1,475	4,151	16,713
Cash flows from operating activities	35,928	64,484	22,753	110,914	(2,520)

PER SHARE
Net (loss) earnings from continuing operations-basic	$(0.08)	$0.67	$0.70	$0.38	$(0.26)
Net earnings (loss) from discontinued operations-basic	0.09	(1.11)	0.05	0.05	(0.07)
Cash dividends declared	0.12	0.12	0.06	—	0.34
Stockholders’ equity	4.17	3.99	5.30	4.62	4.23
Basic average number of shares outstanding	49,312	49,160	48,965	48,834	49,033
Price range (low and high closing)	$7.61-9.86	$5.86-8.96	$6.12-11.66	$3.80-11.87	$6.69-11.44

FINANCIAL CONDITION
Working capital	$67,837	$71,039	$109,139	$92,122	$118,830
Total assets	700,715	678,830	677,609	655,101	710,850
Long-term debt	196,200	127,650	127,382	117,944	191,963
Stockholders’ equity	205,501	196,244	259,666	225,422	207,581
Capital expenditures	149,424	78,063	42,990	45,948	48,324

RATIOS
Percent net (loss) earnings from continuing operations to sales	(0.0)%	4.0%	4.2%	2.3%	(1.3)%
Percent net (loss) earnings from continuing operations to average stockholders’ equity	(1.9)%	14.5%	14.2%	8.5%	(5.2)%
Ratio of current assets to current liabilities	1.7 to 1	1.5 to 1	1.8 to 1	1.7 to 1	1.8 to 1
Percent of long-term debt to total capitalization	48.8%	39.4%	32.9%	34.4%	48.0%

* In 2012, includes after-tax expense of $9.4 million ($14.8 million pre-tax) or $0.19 per share related to defined benefit retirement plan settlement charges, after-tax expense of $5.3 million ($8.4 million pre-tax) or $0.11 per share related to a expansion project in our Tissue segment, and after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a natural gas contract for a closed manufacturing facility.  In addition, 2012 includes an after-tax gain of $1.4 million ($2.1 million pre-tax) or $0.03 per share related to the sale of property.

** In 2011, includes after-tax gains of $23.3 million ($36.0 million pre-tax) or $0.47 per share related to timberland sales, and after-tax expenses of $4.0 million ($6.2 million pre-tax) or $0.08 per share related to the Tissue expansion project and the paper machine rebuild at Paper’s Brainerd, Minnesota mill.

*** In 2010, includes after-tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a natural gas transportation contract for a closed manufacturing facility, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.  Also, includes charges of $1.2 million or $0.02 per share related to the “Patient Protection and Affordable Care” and “Health Care and Education Reconciliation” Acts of March 2010.  Further, 2010 includes a credit for income taxes of $13.6 million or $0.28 per share related to the conversion of the previously claimed alternative fuel mixture tax credit to the cellulosic biofuel producers tax credit.

**** In 2009, includes after-tax expense of $17.3 million ($27.9 million pre-tax) or $0.35 per share related to closure costs and restructuring expenses as a result of the closure of Paper’s Groveton, New Hampshire and Jay, Maine mills, Appleton, Wisconsin converting facility, and the sale and closure of roll wrap operations.  In addition, includes after-tax expense of $1.6 million ($2.5 million pre-tax) or $0.03 per share related to expenses associated with the towel machine rebuild at Tissue’s Middletown, Ohio mill.  Also in 2009, includes after-tax gains of $8.4 million ($13.5 million pre-tax) or $0.17 per share related to a tax credit for the use of alternative fuel mixtures at Paper’s Mosinee, Wisconsin facility.  Further, includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of Paper’s non-core yeast business.

***** In 2008, includes after-tax expense of $21.1 million ($33.8 million pre-tax) or $0.43 per share for closure costs and restructuring expenses as a result of the ceasing of papermaking operations at Paper’s Groveton, New Hampshire mill, the sale and closure of the roll wrap portion of our Paper business, the permanent machine shutdown at Paper’s Jay, Maine mill, and the planned closure of converting operations at Paper’s Appleton, Wisconsin facility.  In addition, includes the settlement of an ongoing examination by the Internal Revenue Service for our 1998 to 2003 tax years.  The settlement of the ongoing examination, interest costs, and closure of the 1998 to 2003 tax years resulted in a credit for income taxes of $1.1 million or $0.02 per share.

Item 7.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the paper industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and our labor unions, the failure to recruit and retain key personnel, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, increasing costs of certain employee and retiree benefits, unforeseen liabilities arising from current or prospective claims, attempts by shareholders to effect changes at or acquire control over the Company, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

Impairment of Long-Lived and Other Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10 “Property, Plant, and Equipment”, we evaluate the recoverability of the carrying amount of long-lived and other assets, including dispenser systems, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable and exceeds its fair value.  The carrying value amount of an asset may not be fully recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  We use judgment when applying the impairment rules to determine when an impairment test is necessary.  Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.  Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows, which requires us to make estimates of our future cash flows related to the asset subject to review.  These estimates require assumptions about demand for our products, future market conditions, and technological developments.  Other assumptions in determining fair value include determining the discount rate and future growth rates.  In the years ended December 31, 2012, 2011, and 2010, we recorded pre-tax impairment losses of $2.1 million, $58.8 million, and $0.5 million, respectively.  Additional information regarding impairment losses is available in “Note 2 — Discontinued Operations and Other” in the Notes to Consolidated Financial Statements.

Pension Benefits

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors.  Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted 2012 defined benefit pension obligations by approximately $7.8 million.  Additional information regarding pension benefits is available in “Note 7 — Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

Other Post-retirement Benefits

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits.  Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.  For example, fluctuation in the discount rate assumption of 25 basis points would have impacted the 2012 obligations for post-retirement benefits other than pension by approximately $2.9 million.  In addition, a one percentage point increase in the assumed health care cost trend rate would impact obligations for post-retirement benefits by approximately $11.1 million, while a decrease of one percentage point would impact the same obligations by approximately $9.3 million.  Additional information regarding post-retirement benefits is available in “Note 7 — Pension and Other Post-retirement Benefit Plans” in the Notes to Consolidated Financial Statements.

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

Operations Review

Overview

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  The Print & Color portion of the Paper business segment competed in the declining uncoated freesheet market, and was faced with continuing margin compression and volume pressures.  During the first quarter of 2012, we completed the sale of the premium Print & Color brands, inventory, and select equipment, and in February ceased papermaking operations at the Brokaw, Wisconsin paper mill.  Consequently, the operations of this site and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated.  For additional information on discontinued operations, please refer to “Note 2 — Discontinued Operations and Other” in the Notes to Consolidated Financial Statements.

Our exit of the Print & Color business aligns the Paper segment with growth-oriented technical markets: Industrial & Tape, Food, and Coated & Liner.  The Tissue segment continues to focus on production and marketing of a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the industrial and commercial away-from-home market.

Consolidated (all dollar amounts in thousands, except per share data)	2012	2011	2010
(Loss) earnings from continuing operations	$(3,845)	$33,077	$34,440
Net (loss) earnings from continuing operations per share — basic and diluted	$(0.08)	$0.67	$0.70
Earnings (loss) from discontinued operations, net of taxes	$4,521	$(54,775)	$2,416
Net earnings (loss) from discontinued operations per share – basic and diluted	$0.09	$(1.11)	$0.05

In 2012, we reported a net loss from continuing operations of $3.8 million, or $0.08 per share, compared to prior-year net earnings from continuing operations of $33.1 million, or $0.67 per share.

The net loss from continuing operations in 2012 included after-tax charges of $5.3 million, or $0.11 per share, related to an expansion project in our Tissue segment, after-tax charges of $9.4 million, or $0.19 per share, related to settlement expenses associated with our defined benefit retirement plans, and after-tax charges of $2.1 million, or $0.04 per share, related to a charge for a contract at a former manufacturing facility.  Also included in 2012, was an after-tax gain of $1.4 million, or $0.03 per share, related to the sale of certain real estate property.

Net earnings from continuing operations for 2011 included after-tax expenses of $4.0 million, or $0.08 per share, related to an expansion project in our Tissue segment and a paper machine rebuild within our Paper segment.  In addition, 2011 included after-tax gains on sales of timberlands of $23.3 million, or $0.47 per share.

Discontinued Operations

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

At March 31, 2012, we determined that the assets of the Brokaw mill, which were part of our Paper segment, met the criteria for held for sale classification, and are reported as discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.” In 2012, we reported net earnings from discontinued operations of $4.5 million, or $0.09 per share, compared to a prior-year net loss from discontinued operations of $54.8 million, or $1.11 per share. For the year ended December 31, 2010, we reported net earnings from discontinued operations of $2.4 million, or $0.05 per share.

Consolidated Outlook

In the near term, the pace of growth in the overall United States and global economies remains tempered.  With our 2012 exit from the Print & Color markets, we narrowed our focus to relatively stable or growing tissue and technical market categories.  We believe continued narrowing of focus will allow us to capitalize on our participation within the growing tissue markets where our growth is exceeding overall economy levels.  Although our economic outlook continues to be cautious, we are focused and determined to achieve sales growth in our target markets to help us achieve our near-term return-on-capital-employed target of 15% by the end of 2014.  Our ability to reach this target will continue to be influenced by general economic conditions, the price of energy and raw materials, competitive factors, and changes in market demand and product pricing.

Segment Overview

The year ended December 31, 2012, proved to be a very successful year for the Tissue segment.  Although market demand for away-from-home towel and tissue products increased by approximately 1.3 percent during 2012, our net sales and shipments, as measured in tons, increased 2.2 and 2.3 percent, respectively.  In 2012, the volume of cases shipped grew by 3.3 percent over the prior year and exceeded 16 million cases for the first time in company history.  We have focused our efforts on our strategic and support product categories to improve our competitive strength and operating margins.  In addition, as we have previously announced, in 2011 our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally friendly, value-added products. The expansion located at our Harrodsburg, Kentucky manufacturing facility, included the construction of a state-of-the-art paper machine, capable of producing premium towel and tissue products from 100% recycled fiber and an upgrade of our converting capabilities. We successfully started production on the new paper machine in December 2012 and are expecting to introduce new premium recycled tissue products to the market later in 2013.

During the year ended December 31, 2012, the Paper segment experienced significant changes from the previous years.  In late 2011, we announced the pending sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill, which was completed in 2012.  The exit from the Print & Color business allowed us to narrow our focus to targeted growth within our core technical markets.  The Paper segment demonstrated year over year volume improvement within our core technical markets during 2012, realizing full-year shipment growth of approximately 4.5 percent in a deteriorating demand environment.

In January 2013, we announced our intent to focus our management efforts and future investments on the aforementioned Tissue segment. Further, in February 2013, we announced the closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota. The closure is anticipated to occur early in the second quarter of 2013. As we continue through 2013, we intend to divest our technical specialty paper business in a manner that will deliver value to our shareholders, serve our customers, and position the business for future success.

Net Sales and Gross Profit on Sales — Continuing Operations

Consolidated
(all dollar amounts in thousands)	2012	2011	2010
Net sales	$822,169	$823,089	$812,235
Tons sold	511,349	500,261	509,394
Gross profit on sales	$90,834	$130,486	$115,264
Gross profit margin	11%	16%	14%

Net sales for the year ended December 31, 2012 were $822.2 million, compared with net sales of $823.1 million for the year ended December 31, 2011.  Total shipments in 2012 of 511,349 tons increased 2% from the 500,261 tons shipped in 2011, primarily due to volume improvements within both the Tissue and Paper segments.  Net sales in 2010 were $812.2 million, and total tons shipped were 509,394 tons.

Comparing 2012 to 2011, average net selling price decreased 2%, or over $23 million, with actual net selling price decreases contributing to nearly three-quarters of the decline, and the remaining decrease a result of the composition of overall product mix. Compared to 2010, 2011 average net selling price increased approximately 4%, with actual net selling price increases contributing more than three-quarters of the improvement, and the remaining increase a result of enhancements in overall product mix.

Gross profit margin decreased to $90.8 million, or 11% of net sales, in 2012 compared with $130.5 million, or 16% of net sales, in 2011.  Gross profit margin in 2010 was $115.3 million, or 14% of net sales.

During the year ended December 31, 2012, as compared to the same period in 2011, a decrease in fiber and energy costs of approximately $24 million and $4 million, respectively, was able to offset increases in other manufacturing costs and  a decrease in average net selling price. Gross profit in 2012 was impacted by expenses totaling $6.6 million due to an expansion project in our Tissue segment while 2011 gross profit was impacted by expenses totaling $4.8 million due to a paper machine rebuild within our Paper segment and the same expansion project in our Tissue segment.  In addition, 2011 gross profit was favorably impacted by $36.0 million in gains on sales of timberlands.  In 2011 as compared to 2010, a significant increase in fiber and energy costs of approximately $20 million, increased manufacturing costs, and expenses totaling $4.8 million due to a paper machine rebuild within our Paper segment and an expansion project in our Tissue segment combined to more than offset the positive impact of an increase in average net selling price and gains from the sale of our timberlands.  Our timberland sales favorably impacted gross profit by $8.0 million in 2010.

During the year ended December 31, 2012, raw materials and packaging comprised approximately 60% of our total cost of sales, with market pulp, wastepaper, and purchased towel and tissue parent rolls accounting for approximately three-quarters of this total.  Labor and fringes were approximately 20% of our total cost of sales, while utilities accounted for approximately 10%.  Net other operating expenses, including outbound freight, depreciation, and maintenance, comprised the remaining 10% of our cost of sales.

Fiber prices, consisting primarily of market pulp, wastepaper, and purchased towel and tissue parent rolls, decreased during 2012 after increasing in the prior year.  As compared to 2011,

2012 fiber costs decreased approximately $24 million, after increasing approximately $15 million in 2011 as compared with 2010.

Following a steady increase in 2009, pulp and wastepaper prices steadily increased through the first half of 2010, reaching then record-high levels.  Although pulp and wastepaper prices declined modestly late in 2010, they remained at elevated levels.   In 2011, pulp and wastepaper prices further increased, reaching record highs before declining significantly in the last quarter of that year.  Pulp and wastepaper prices continued to decline at moderate rates throughout 2012, leveling off near the end of the year.  Pulp and wastepaper prices have remained relatively stable early in 2013.

In 2012, we consumed approximately 254,000 air-dried metric tons of market pulp and 137,000 standard tons of wastepaper.  Approximately 249,000 air-dried metric tons of market pulp and 146,000 standard tons of wastepaper were consumed in 2011.  The average consumption price of market pulp, the primary raw material used in the production of paper, decreased approximately $39 per air-dried metric ton, or approximately $12 million, in 2012 as compared to 2011.  As compared with 2010, the average price of market pulp increased approximately $16 per air-dried metric ton, or over $5 million in 2011.  The average price of wastepaper, used in the production of towel and tissue products, decreased $166 per standard ton, or nearly $9 million, in 2012 as compared to 2011.  As compared with 2010, the average price of wastepaper increased $26 per standard ton, or almost $4 million, in 2011.  Purchased towel and tissue parent rolls, used in our Tissue segment’s converting operation, decreased $56 per standard ton, or approximately $5 million, in 2012 as compared to 2011, after increasing $68 per standard ton, or nearly $5 million, in 2011 as compared to 2010.  The average price of pulpwood increased $5 per cord, or approximately $1 million, in 2012 as compared to 2011, after increasing $4 per cord, or approximately $1 million, in 2011 as compared to 2010.

Energy-related prices, consisting primarily of natural gas, electricity, coal, fuel oil, and transportation, decreased in 2012 as compared to 2011, with decreases in the prices of natural gas, electricity, and transportation more than offsetting an increase in price of fuel oil and coal.  During 2011, overall energy prices increased in comparison with 2010, with decreases in prices of natural gas more than offset by increases in electricity, coal and transportation.  In total, energy-related costs, including transportation, decreased approximately $4 million in 2012 as compared with 2011, after increasing approximately $5 million in 2011 as compared with 2010.

During 2012, the average price of natural gas decreased 24%, or approximately $3 million, as compared with 2011.  Comparing 2011 with 2010, the average price of natural gas decreased over 9%, or approximately $1 million.  As compared with 2011, 2012 electricity costs decreased more than 5%, or approximately $1 million, while coal costs increased approximately 4%, or nearly $1 million during the same comparative periods.   Comparing 2011 with 2010, electricity costs increased approximately 7%, or more than $1 million, while coal costs increased only slightly.  Fuel oil costs have remained relatively flat in 2012 as compared with 2011 and 2010.  In addition, transportation prices decreased approximately $1 million in 2012 as compared with 2011, after increasing nearly $4 million from 2010.

Labor and fringe costs increased 12% in 2012 as compared to 2011, after remaining relatively flat in 2011 as compared to 2010.  The increase in labor and fringe costs in 2012 was primarily due to increases in headcount due to the start-up of the new paper machine at the Tissue segment’s Harrodsburg, Kentucky facility.  Depreciation expense decreased 7% in 2012 as compared to 2011, after decreasing 3% in 2011 as compared to 2010.

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

Tissue
(all dollar amounts in thousands)	2012	2011	2010
Net sales	$343,582	$336,268	$343,309
Tons sold	177,458	173,451	176,758
Cases shipped	16,021,000	15,502,791	15,852,813
Gross profit on sales	$63,833	$55,251	$69,192
Gross profit margin	19%	16%	20%
Operating profit	$32,952	$31,358	$46,150

As previously discussed, in 2011 our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally friendly, value-added products.  The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky converting facility, and is capable of producing premium towel and tissue products from 100% recycled fiber.  We successfully started production on the new paper machine in December 2012 and are expecting to introduce new premium recycled tissue products to the market beginning in the second quarter of 2013.

Tissue 2012 net sales were $343.6 million, an increase of 2% from 2011 net sales of $336.3 million.  Shipments increased 2% in 2012 to 177,458 tons compared with 173,451 tons shipped in 2011.  In 2010, net sales were $343.3 million on shipments of 176,758 tons.  Average net selling price decreased approximately 1% in 2012 as compared to 2011, impacting net sales by nearly $5 million.  Improvements in overall product mix were unable to offset decreases in actual net selling price.  The decline in actual net selling price during 2012 as compared with 2011 was due, in part, to specific product repositioning efforts intended to improve our strategic mix.  Despite increases in average net selling price late in 2011, year-over-year, average net selling price remained relatively flat in 2011 as compared to 2010.

Estimated market demand for away-from-home towel and tissue products increased by approximately 1.3% in 2012 after decreasing slightly in 2011 as compared to 2010.  Shipments, as measured in cases, of Tissue’s strategic value-added products increased by approximately 5% in 2012 as compared with 2011, after remaining relatively flat from 2010. In early 2013, away-from-home towel and tissue prices have remained relatively flat.

Tissue gross profit margin was 19% in 2012, 16% in 2011, and 20% in 2010.  Decreases in fiber related prices and the cost of electricity and natural gas attributed to increased margins in 2012 as compared to 2011.  The cost of wastepaper, pulp, and purchased towel and tissue parent rolls combined decreased by approximately $15 million in 2012 as compared with 2011, while the cost of electricity and natural gas declined more than $1 million over the same comparative periods.  Increases in the cost of wastepaper, purchased towel and tissue parent rolls, transportation, electricity, and fuel oil more than offset a slight decrease in the cost of pulp, natural gas, and coal, resulting in decreased margins in 2011 as compared to 2010.  Wastepaper, purchased towel and tissue parent rolls, transportation, electricity, and fuel oil combined to increase more than $11 million, while pulp, natural gas, and coal prices combined to decrease less than $1 million in 2011 as compared with 2010.

In 2012, approximately 40%, or 73,000 tons, of Tissue’s total parent roll consumption was purchased from other towel and tissue manufacturers, compared to the 69,000 tons of parent rolls purchased in 2011.  Industry supply of these parent rolls was readily available throughout 2012 and 2011.

Paper — Continuing Operations
(all dollar amounts in thousands)	2012	2011	2010
Net sales	$478,587	$486,821	$468,926
Tons sold	333,891	326,810	332,636
Gross profit on sales	$26,692	$38,700	$39,825
Gross margin	6%	8%	8%
Operating (loss) profit	$(10,215)	$12,071	$8,481

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  The Print & Color portion of the Paper business segment competed in the declining uncoated freesheet market, and was therefore faced with continuing margin compression and volume pressures.  Sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment was completed in late January 2012 and the Brokaw mill was permanently closed in mid-2012.  Consequently, the operations of this site and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated.  For additional information on discontinued operations, please refer to “Note 2 — Discontinued Operations and Other” in the Notes to Consolidated Financial Statements.  Our exit of the Print & Color business aligns the Paper segment with growth-oriented technical markets, including Industrial & Tape, Food, and Coated & Liner.

The Paper segment recorded net sales of $478.6 million for the year ended December 31, 2012, compared to $486.8 million for the year ended December 31, 2011, a decrease of 2%.  Shipments increased more than 2% over the same time period, from 326,810 tons in 2011 to 333,891 tons in 2012.  Net sales and shipments in 2010 were $468.9 million and 332,636 tons, respectively.

Comparing 2012 with 2011, average net selling price decreased approximately 4%, or nearly $19 million, with declines in the overall composition of product mix contributing to approximately two-thirds of the decrease, with the remaining decrease a result of actual selling price declines.  Comparing 2011 with 2010, average net selling price increased approximately 6%, with actual price increases contributing more than three-quarters of the increase, and the remaining increase a result of enhancements in overall product mix.

Demand within the Food, Industrial & Tape, and Coated & Liner market categories, increased throughout 2011, while during 2012 we experienced above market growth early in the year which began to level off and in some cases deteriorate in the second half of 2012.

The following table summarizes the changes in shipments of our primary product categories:

	Change in Shipments
	2012	2011
Food	4%	21%
Industrial & Tape	4%	0%
Coated & Liner	6%	(5)%

Although we experienced a decline in demand and shipments in the second half of 2012, over the entire year we experienced shipment growth within all of our core market categories.  The increases in our Food and Industrial & Tape product categories were mainly a result of volume and market share growth.  The increase in shipments within our Coated & Liner market segment was due to a combination of volume growth and inventory reduction efforts.  The Paper segment’s core markets remain competitive with competition coming from other paper-based products as well as film-based substrates.  Product pricing has also remained very competitive, and as 2013 began, prices have moderately increased.

The Paper segment recorded a gross profit margin in 2012 of 6%, and gross profit margins of 8% in 2011 and 2010.  Gross margin in 2011 was impacted by expenses of $4.0 million related to a paper machine rebuild at our Brainerd paper mill.  In addition, during the year ended December 31, 2012, as compared to the same period in 2011, a net decrease in pulp and pulpwood costs of approximately $9 million and a decrease in energy related costs of over $2 million were more than offset by the decrease in average selling price and increases in other manufacturing related costs.

Comparing the year ended December 31, 2011 to the same period in 2010, increases in the cost of pulp and pulpwood combined with increases in energy related costs and other costs of manufacturing to offset the increase in average net selling price.  Pulp and pulpwood prices increased more than $6 million, while energy prices increased by approximately $3 million in 2011 as compared to 2010.

Backlog

Consolidated customer order backlogs were approximately 26,400 tons, representing $45.5 million in sales at December 31, 2012.  Consolidated customer backlogs, including discontinued operations were approximately 30,500 tons, or $47.0 million in sales, as of December 31, 2011, and approximately 31,000 tons, or $48.4 million in sales, as of December 31, 2010.  Our Tissue segment’s backlog tons increased to 4,200 tons at December 31, 2012, from 2,000 tons at December 31, 2011.  Our Paper segment backlog totaled 22,200 tons at December 31, 2012, compared to 28,500 tons at December 31, 2011.  Changes in customer backlog do not necessarily indicate a change in business conditions, as a large portion of orders is shipped directly from inventory upon receipt and does not impact backlog numbers.  The entire backlog at December 31, 2012 is expected to be shipped during 2013.

Labor

We employed approximately 1,900 at the end of 2012.  Most hourly mill employees are covered under collective bargaining agreements.  We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011.  The agreement covers all four collectively bargained mills and includes competitive increases in wages and retirement income benefits.  On December 20, 2011, the Company and the United Steelworkers Local 1381 signed a closure agreement for the Brokaw, Wisconsin paper mill, which included severance and continuation of certain benefits.

Selling and Administrative Expenses — Continuing Operations

(all dollar amounts in thousands)	2012	2011	2010
Selling and administrative expense	$94,972	$68,278	$75,243
Percent increase (decrease)	39%	(9)%	4%
As a percent of net sales	12%	8%	9%

Selling and administrative expenses for the year ended December 31, 2012 were $95.0 million, compared to $68.3 million in the same period of 2011.  Selling and administrative expenses were $75.2 million for the year ended December 31, 2010.  In 2012, stock-based incentive compensation programs resulted in expense of $2.0 million, compared to expense of $2.9 million in 2011 and $2.3 million in 2010.  For additional information on our stock incentive programs, refer to “Note 9 — Stock Compensation Plans” in the Notes to Consolidated Financial Statements.

In 2012, selling and administrative expenses were impacted by expenses of $14.8 million related to charges associated with certain defined benefit retirement plans and $3.3 million related to a charge for a natural gas transportation contract associated with a closed facility.  Comparing 2012 to 2011, selling and administrative expenses were also impacted by an increase of approximately $2.4 million in recruiting and consulting expenses.  The majority of the remaining increase in selling and administrative expenses in 2012 as compared to 2011 is due to increases in compensation related costs associated with new positions created to support the start-up of the new paper machine at the Tissue segment’s Harrodsburg, Kentucky facility.  In 2010, selling and administrative expenses were impacted by charges of $3.8 million related to a rate adjustment associated with a natural gas transportation contract at a closed facility and $3.1 million related to the freezing of benefits associated with a cash balance pension plan.

Other Income and Expense — Continuing Operations

(all dollar amounts in thousands)	2012	2011	2010
Interest expense	$3,360	$6,850	$6,567
Loss on early extinguishment of debt	—	666	—
Other, net	12	61	(137)

Interest expense decreased for the year ended December 31, 2012, to $3.4 million compared to $6.9 million for the year ended December 31, 2011.  Although average debt balances were higher in 2012 as compared with 2011, the decrease in interest expense is due to the impact of capitalized interest on projects, primarily the Tissue expansion project, with a construction period exceeding one year of $4.8 million for the year ended December 31, 2012, compared with $0.8 million in the same period of 2011.  Total debt was $196.2 million at December 31, 2012 compared to $127.6 million at December 31, 2011.  Interest expense for the year ended December 31, 2010 was $6.6 million.

Income Taxes — Continuing Operations

(all dollar amounts in thousands)	2012	2011	2010
Income tax (credit) provision from continuing operations	$(3,665)	$21,554	$(849)
Effective tax rate	48.8%	39.5%	(2.5)%

In 2012, the income tax (credit) provision and the effective tax rate were impacted by the recognition of $0.7 million of gross interest related to the cellulosic biofuel credit that was claimed in 2010.  The effective tax rate for the year ended December 31, 2012, excluding the recognition of this interest, was approximately 42.5%.

In October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in our pulp and paper mill operations.  After approval by the IRS, we made the decision to convert the previously claimed alternative fuel mixture credit to the cellulosic biofuel credit.  The conversion to the cellulosic biofuel credit resulted in a credit for income taxes in the fourth quarter of 2010 of $13.6 million.

The effective tax rate for 2013 is expected to be approximately 37%.

Liquidity and Capital Resources

The following discussions regarding liquidity and capital resources include discontinued operations in all periods presented.

Cash Flows and Capital Expenditures

(all dollar amounts in thousands)	2012	2011	2010
Cash provided by operating activities	$35,928	$64,484	$22,753
Working capital	$67,837	$71,039	$109,139
Percent (decrease) increase	(5)%	(35)%	18%
Current ratio	1.7:1	1.5:1	1.8:1
Capital expenditures	$149,424	$78,063	$42,990
Percent increase (decrease)	91%	82%	(6)%

Cash provided by operating activities was $35.9 million during the year ended December 31, 2012, compared to $64.5 million for the year ended December 31, 2011.  Cash provided by operating activities decreased in 2012 as compared to 2011, primarily due to an increase in net earnings, offset by non-cash items and decreases in accounts payable, other liabilities, and accrued and refundable taxes.  During the year ended December 31, 2012, we made contributions of $23.9 million to our defined benefit pension and retirement plans compared to $3.9 million during the prior year.  Cash provided by operating activities increased in 2011 as compared to 2010, primarily due to significant improvements in working capital, attributable to decreases in inventories and receivables.

In April 2011, our Board of Directors approved a significant expansion at our Tissue segment’s Harrodsburg, Kentucky manufacturing facility that included a new paper machine capable of producing premium towel and tissue products from 100 percent recycled fiber.  Capital spending related to this project was $131 million in 2012, and we anticipate future capital spending related to this project to be approximately $20 million in 2013.  We began production of certain conventional grades on the new paper machine in December 2012, and expect to produce and commercialize premium product in the first half of 2013.

Capital expenditures totaled $149.4 million, $78.1 million, and $43.0 million in 2012, 2011, and 2010, respectively.  It is expected that capital spending will be approximately $50 million in 2013.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012, generating proceeds of $20.5 million.  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million.

During 2011, we sold approximately 80,700 acres of timberlands for an after-tax gain of $23.3 million.  We sold approximately 6,700 acres of timberlands for an after-tax gain of $4.9 million in 2010.  We have completed the sale of the timberlands in our timberland sales program.

Through this timberland sales program, we have liquidated substantially all of our timberland holdings.

We believe that the available credit under our credit agreements and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2013.

Debt and Equity

(all dollar amounts in thousands)	2012	2011	2010
Long-term debt	$196,200	$127,650	$127,382
Stockholders’ equity	205,501	196,244	259,666
Total capitalization	401,701	323,894	387,048
Long-term debt/capitalization ratio	49%	39%	33%

At December 31, 2012, total debt was $196.2 million, an increase of $68.5 million from the $127.7 million reported at December 31, 2011.  The increase in debt is due primarily to the increase in capital expenditures related to the new towel and tissue machine in our Tissue segment.  The significant increase in year-to-date capital expenditures has been partially offset by cash generated from the sales of our premium Print & Color brands and from working capital improvements, primarily a reduction in inventories.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At December 31, 2012, $150 million was currently outstanding under the note purchase and private-shelf agreement.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  During the second quarter of 2012, we settled our obligations related to the $19 million of industrial development bonds.  There were no prepayment penalties or significant costs associated with the retirement of these obligations.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  At December 31, 2012, $5.5 million was outstanding under the revolving-credit agreement.  At December 31, 2011 and 2010, there were no amounts outstanding under the revolving-credit agreement.

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

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55% (excluding from the calculation the impact of any pension and post-retirement charges against shareholder’s equity, up to $70 million), a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).  Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement.  At December 31, 2012 and 2011, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2012, 2011, and 2010 were $40.7 million, $8.7 million, and $23.2 million, respectively.

At December 31, 2012, the amount of commercial paper outstanding has been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

On December 31, 2012, we had a total of approximately $129 million available for borrowing under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock.  There were no repurchases of common stock during 2012, 2011, or 2010.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  At December 31, 2012, there were 2,009,774 shares available for purchase under the existing authorization.

In 2012 and 2011, the Board of Directors declared cash dividends of $0.12 per share of common stock.  The Board of Directors declared cash dividends of $0.06 per share of common stock in 2010.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2012:

		Payments Due by Period
(all dollar amounts in thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt	$196,200	$—	$46,200	$—	$50,000	$50,000	$50,000
Interest on debt	32,449	7,852	7,487	7,185	6,185	3,122	618
Operating leases	3,286	1,551	1,535	178	22	—	—
Capital spending commitments	14,373	14,373	—	—	—	—	—
Retirement plan contributions	800	800	—	—	—	—	—
Post-retirement benefit plan contributions	4,700	4,700	—	—	—	—	—
Purchase obligations	766,852	268,779	208,850	132,500	68,636	67,324	20,763
	$1,018,660	$298,055	$264,072	$139,863	$124,843	$120,446	$71,381

As discussed in “Note 8— Income Taxes” in the Notes to Consolidated Financial Statements, under the provisions of FASB ASC Subtopic 740-10 at December 31, 2012, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $1.5 million.  Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The interest on debt with variable rates of interest has been calculated utilizing the interest rate in effect at December 31, 2012.  For additional information on debt and interest obligations, please refer to “Note 5 — Debt” in the Notes to Consolidated Financial Statements.  For additional information on operating leases, please refer to “Note 6 — Lease Commitments” in the Notes to Consolidated Financial Statements.  Commitments for capital spending and additional information with respect to the purchase obligations are described in “Note 10 — Commitments and Contingencies” in the Notes to Consolidated Financial Statements.  We also have various employee benefit plan obligations that are described in “Note 7 — Pension and Other Post-retirement Benefit Plans.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk.  We generally conduct U.S. dollar-denominated international transactions, and our currency fluctuation risk for transactions denominated in foreign currency is not material.  On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%.  At December 31, 2012, the estimated fair value of this fixed-rate debt was $56.1 million.  On April 4, 2011, we issued an additional $50 million of unsecured senior notes having an interest rate of 4.68%.  At December 31, 2012, the estimated fair value of this fixed-rate debt was $54.5 million.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement with an interest rate of 4.00%.  The estimated fair value of this fixed-rate debt was $52.3 million at December 31, 2012.

The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates is estimated to be $0.3 million, and would not be material to the overall fair value of the debt.  We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders’ equity.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting.  This report appears on page 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our reports dated March 4, 2013 expressed unqualified opinions on the consolidated financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 4, 2013

Wausau Paper Corp. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,044	$26,661
Receivables, net	66,356	87,918
Refundable income taxes	2,146	161
Inventories	56,240	80,525
Spare parts	29,304	26,532
Other current assets	8,766	4,537
Total current assets	166,856	226,334
Property, plant, and equipment — net	460,656	369,836
Deferred income taxes	19,496	32,607
Other assets	53,707	50,053
Total Assets	$700,715	$678,830

LIABILITIES
Current liabilities:
Accounts payable	$50,072	$77,925
Accrued and other liabilities	48,114	77,370
Liabilities of discontinued operations	833	—
Total current liabilities	99,019	155,295
Long-term debt	196,200	127,650
Post-retirement benefits	91,591	97,421
Pension	81,411	77,824
Other noncurrent liabilities	26,993	24,396
Total liabilities	495,214	482,586

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)	—	—
Common stock, no par value (100,000,000 shares authorized; issued 60,122,812 shares in 2012 and 2011)	178,005	178,315
Retained earnings	254,732	260,016
Accumulated other comprehensive loss	(91,096)	(104,077)
Treasury stock, at cost (10,799,891 and 10,948,264 shares in 2012 and 2011, respectively)	(136,140)	(138,010)
Total stockholders’ equity	205,501	196,244
Total Liabilities and Stockholders’ Equity	$700,715	$678,830

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2012	2011	2010

Net sales	$822,169	$823,089	$812,235
Cost of sales	731,335	692,603	696,971
Gross profit	90,834	130,486	115,264

Selling and administrative	94,972	68,278	75,243
Operating (loss) profit	(4,138)	62,208	40,021

Other income (expense):
Interest expense	(3,360)	(6,850)	(6,567)
Loss on early extinguishment of debt	—	(666)	—
Other, net	(12)	(61)	137
(Loss) earnings from continuing operations before income taxes	(7,510)	54,631	33,591
(Credit) provision for income taxes	(3,665)	21,554	(849)
(Loss) earnings from continuing operations	(3,845)	33,077	34,440
Earnings (loss) from discontinued operations, net of taxes	4,521	(54,775)	2,416

Net earnings (loss)	$676	$(21,698)	$36,856

Net (loss) earnings per share-basic and diluted:
Continuing operations	$(0.08)	$0.67	$0.70
Discontinued operations	0.09	(1.11)	0.05
Net earnings (loss)	$0.01	$(0.44)	$0.75

Weighted average shares outstanding — basic	49,312	49,160	48,965
Weighted average shares outstanding — diluted	49,312	49,413	49,292

Dividends declared per common share	$0.12	$0.12	$0.06

Other comprehensive income (loss):
Retirement and other post-retirement plans, net of taxes	$12,981	$(37,898)	$(3,056)
Other comprehensive income (loss)	12,981	(37,898)	(3,056)
Comprehensive income (loss)	$13,657	$(59,596)	$33,800

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$676	$(21,698)	$36,856
Provision for depreciation, depletion, and amortization	47,642	55,815	56,529
(Credit) provision for losses on accounts receivable	(165)	(201)	607
Loss on early extinguishment of debt	—	666	—
Gain on sale of business	(12,515)	—	—
Gain on sale of assets	(960)	(36,202)	(9,059)
Impairment of long-lived assets	2,075	58,837	536
Non-cash inventory, spare parts and other writedowns	—	13,093	—
Compensation expense for stock-based awards	2,021	3,016	3,133
Deferred income taxes	(2,077)	(23,269)	(22,327)
Changes in operating assets and liabilities:
Receivables	21,726	6,432	3,776
Inventories	18,235	18,965	(16,324)
Other assets	(20,568)	(17,608)	(21,412)
Accounts payable and other liabilities	(11,153)	(1,558)	(6,424)
Accrued and refundable income taxes	(9,009)	8,196	(3,138)
Net cash provided by operating activities	35,928	64,484	22,753
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(149,424)	(78,063)	(42,990)
Grants received for capital expenditures	236	610	1,838
Proceeds from sale of business	20,817	—	—
Proceeds from sale of assets	7,194	43,830	10,653
Net cash used in investing activities	(121,177)	(33,623)	(30,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net issuances (payments) of commercial paper	32,050	(14,590)	(7,274)
Borrowings under credit agreements	8,500	36,250	20,000
Payments under credit agreements	(3,000)	(36,250)	(53,000)
Issuances of notes payable	50,000	50,000	50,000
Payments of notes payable	—	(35,000)	(28)
Payments of industrial development bond agreement	(19,000)	—	—
Payment of premium on early extinguishment of debt	—	(708)	—
Dividends paid	(5,918)	(5,905)	(1,475)
Proceeds from stock option exercises	—	—	229
Net cash provided by (used in) financing activities	62,632	(6,203)	8,452

Net (decrease) increase in cash and cash equivalents	(22,617)	24,658	706
Cash and cash equivalents at beginning of year	26,661	2,003	1,297
Cash and cash equivalents at end of year	$4,044	$26,661	$2,003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid — net of amount capitalized	$2,012	$5,677	$4,567
Income taxes paid	$3,145	$1,176	$11,334

Noncash investing activities:  For the years ended December 31, 2012, 2011, and 2010, capital expenditures included in accounts payable were $4.7 million, $20.3 million, and $5.0 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders’
(all dollar amounts in thousands)	Stock	Earnings	Loss	Stock	Equity

Balances December 31, 2009	$175,945	$253,757	$(63,123)	$(141,157)	$225,422
Net earnings		36,856			36,856
Retirement and other post- retirement plans (Net of $271 deferred tax)			(3,056)		(3,056)
Cash dividends declared		(2,949)			(2,949)
Stock options exercised	(87)			316	229
Restricted stock grant	203			(51)	152
Settlement of performance unit grant	(952)			984	32
Stock-based award compensation	2,980				2,980

Balances December 31, 2010	178,089	287,664	(66,179)	(139,908)	259,666
Net loss		(21,698)			(21,698)
Retirement and other post- retirement plans (Net of $25,371 deferred tax)			(37,898)		(37,898)
Cash dividends declared		(5,950)			(5,950)
Restricted stock grant	53			(101)	(48)
Settlement of performance unit grant	(2,823)			1,999	(824)
Stock-based award compensation	2,996				2,996

Balances December 31, 2011	178,315	260,016	(104,077)	(138,010)	196,244
Net earnings		676			676
Retirement and other post- retirement plans (Net of $7,975 deferred tax)			12,981		12,981
Cash dividends declared		(5,960)			(5,960)
Settlement of performance unit grant	(2,331)			1,870	(461)
Stock-based award compensation	2,021				2,021
Balances December 31, 2012	$178,005	$254,732	$(91,096)	$(136,140)	$205,501

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

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial “away-from-home” market.  The Paper segment manufactures, converts, and markets specialty papers primarily for industrial and commercial end markets.

In January 2013, we announced our intent to focus our management efforts and future investments on the Tissue segment.  Further, in February 2013, we announced the closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota. The closure is anticipated to occur early in the second quarter of 2013.

Basis of Presentation

The consolidated financial statements include the accounts of Wausau Paper Corp. and our subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

The results of operations of the Paper segment’s Brokaw, Wisconsin paper mill have been reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented.  The corresponding liabilities of the discontinued operation in the Consolidated Balance Sheets have been reclassified at December 31, 2012 in accordance with authoritative literature on discontinued operations.  The assets and liabilities of the discontinued operation were not retroactively reclassified in the December 31, 2011 Consolidated Balance Sheet, and as a result, the balances are not comparable between periods.  Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 2 for further information regarding discontinued operations.

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

There were approximately $3.1 million and $24.8 million of cash and cash equivalents on deposit with one bank at December 31, 2012 and 2011, respectively.

Inventories

Pulpwood, finished paper products, and approximately 99% of raw materials are valued at the lower of cost, determined on the last-in, first-out (“LIFO”) method, or market.  All other inventories are valued at the lower of average cost or market.  Liquidations in individual LIFO inventory pools, excluding the impact of discontinued operations, decreased cost of sales by $0.3 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial statement purposes.  Land and construction in progress are stated at cost.  The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statements of Comprehensive Income (Loss).

Buildings are depreciated over a 20 to 45 year period; machinery and equipment over a 3 to 20 year period.  Maintenance and repair costs are charged to expense as incurred.  Improvements that extend the useful lives of the assets are added to the property, plant, and equipment accounts.

Interest capitalized on long-term projects, primarily the Tissue expansion project, in 2012, 2011 and 2010 totaled $4.8 million, $0.8 million, and $0.2 million, respectively.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally based on a discounted cash flow analysis.  In 2012, 2011, and 2010, we recorded impairment losses of $2.1 million, $58.8 million, and $0.5 million, respectively.  See Note 2 for a further discussion on impairment losses.

In 2011, we completed the sale of substantially all of our remaining timberland holdings, resulting in a gain of $36.0 million in the year ended December 31, 2011.  Sales of timberlands resulted in gains of $8.0 million for the year ended December 31, 2010.  There were no sales of timberlands for the year ended December 31, 2012.  Timberland sales gains are recorded in cost of sales in the Consolidated Statements of Comprehensive Income (Loss) and are included in the Corporate and unallocated segment.

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

Accumulated Other Comprehensive Loss

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $56.2 million, $64.2 million, and $38.8 million at December 31, 2012, 2011, and 2010, respectively.

Revenue Recognition

Revenue is recognized, net of estimated discounts, allowances and returns, at the time title passes to the customer, which is typically upon the shipment of goods.  We grant credit to customers in the ordinary course of business.

Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of sales in the Consolidated Statements of Comprehensive Income (Loss).

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost.  These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement.  We evaluate the recoverability of the carrying amount of the dispenser systems whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  We use judgment to determine when an impairment test is necessary.  No impairment losses related to dispenser systems were recorded in 2012, 2011, or 2010.  The net costs associated with providing the dispenser system at a discount are recorded in Other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement.  There were approximately $44.5 million and $42.6 million recorded in Other assets for dispenser systems at December 31, 2012 and 2011, respectively.  In the years ended December 31, 2012, 2011, and 2010, deferred costs related to dispenser systems were approximately $19.1 million, $15.5 million, and $17.4 million, respectively.

Stock-based Compensation Plans

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 718-10 “Compensation — Stock Compensation”, require that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement. See Note 9 for a further discussion on stock-based compensation plans.

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

Due to the net loss from continuing operations for the year ended December 31, 2012, stock-based grants for 1,917,191 were considered to be antidilutive.  For the years ended December 31, 2011 and 2010, stock-based grants for 1,886,214 and 1,981,893 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted net (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2012	2011	2010

Basic weighted average common shares outstanding	49,312	49,160	48,965
Dilutive securities:
Stock compensation plans	—	253	327
Diluted weighted average common shares outstanding	49,312	49,413	49,292

(Loss) earnings from continuing operations, net of tax	$(3,845)	$33,077	$34,440
Earnings (loss) from discontinued operations, net of tax	4,521	(54,775)	2,416
Net earnings (loss)	$676	$(21,698)	$36,856

Net (loss) earnings from continuing operations, per share — basic and diluted	$(0.08)	$0.67	$0.70
Net earnings (loss) from discontinued operations, per share — basic and diluted	0.09	(1.11)	0.05
Net earnings (loss) per share — basic and diluted	$0.01	$(0.44)	$0.75

Derivatives

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk.  We do not issue such instruments for trading purposes.  At December 31, 2012 and 2011, there were no derivative instruments outstanding.

Research and Development Expenses

Research and development costs are expensed as incurred.  Expenditures for product development were $3.1 million, $3.3 million, and $3.1 million in 2012, 2011, and 2010, respectively.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income”. This guidance requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirements do not change how earnings per share is calculated or presented. We adopted ASU 2011-05 in the first quarter of 2012, and have presented comprehensive income as a single continuous statement in our Consolidated Statements of Comprehensive Income (Loss).

On January 1, 2012, we adopted FASB ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, an amendment to ASC 820, “Fair Value Measurements” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. Adopting these amendments had no effect on the consolidated financial statements.

Note 2                                    Discontinued Operations and Other

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.5 million, which is recorded in earnings from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2012. The sale of select paper inventory caused liquidation in individual LIFO inventors pools during the year ended December 31, 2012, resulting in pre-tax income of approximately $12.1 million, which is recorded in earnings from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss).

We have determined that the assets of the Brokaw mill, which were part of our Paper segment, meet the criteria for, and are reported as, discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.” During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million and a pre-tax gain of approximately $0.2 million.

In December 2011 and prior to the completed sale of the remaining long-lived assets of the Brokaw mill in 2012, we evaluated the recoverability of the carrying amount of the long-lived assets of the discontinued operation.  As part of the evaluation, we estimated the future cash flows related to the long-lived assets using a probability weighted estimate and determined those cash flows were not sufficient to recover the carrying value of the long-lived assets.  As there were no quoted market prices available for these or similar assets, we used our best estimates in determining the fair value of the long-lived assets of the discontinued operation based upon a range of anticipated sales prices for these assets.  The use of these unobservable inputs, or level 3 inputs, resulted in pre-tax impairment charges of $2.1 million and $58.8 million for the years ended December 31, 2012 and 2011, respectively.  The pre-tax impairment charges are included in earnings (loss) from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss).

At December 31, 2012, there was $0.8 million in accrued and other liabilities that are classified as discontinued operations in the Consolidated Balance Sheets.  There are no assets of discontinued operations remaining at December 31, 2012.

The following table summarizes certain Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

(all amounts in thousands, except per share data)	2012	2011	2010

Net sales	$45,091	$211,485	$243,453

Earnings (loss) from discontinued operations before income taxes	$7,176	$(88,169)	$3,897
Provision (credit) for income taxes	2,655	(33,394)	1,481
Earnings (loss) from discontinued operations, net of taxes	$4,521	$(54,775)	$2,416

Net earnings (loss) per share — basic and diluted	$0.09	$(1.11)	$0.05

During the year ended December 31, 2012, we continued to execute restructuring activities related to the closure of the Brokaw mill, and have recognized, exclusive of the gain recorded for the sales transaction, net pre-tax charges of $6.7 million.  During the year ended December 31, 2011, we recorded pre-tax charges of $81.8 million related to the closure of the Brokaw mill, including the impairment charges discussed above.  These charges, which are detailed in the following table, are recorded in earnings (loss) from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss).

(all dollar amounts in thousands)	2012	2011

Impairment of long-lived assets	$2,075	$58,837
Inventory and spare parts write-downs	985	13,093
Severance and benefit continuation costs	1,819	4,997
Curtailment charge	—	4,314
Other associated costs, net	1,771	580

Total	$6,650	$81,821

No additional pre-tax closure charges related to the Brokaw mill are expected to be incurred in 2013.  Following is a summary of the liabilities for restructuring expenses through December 31, 2012, related to the closure of the Brokaw mill, all of which are included in liabilities of discontinued operations - current:

	December 31,	Reserve	Payments/	December 31,
(all dollar amounts in thousands)	2011	Provisions	Usage	2012

Severance and benefit continuation	$4,997	$1,819	$(6,790)	$26
Contract termination and other	570	179	(727)	22

Total	$5,567	$1,998	$(7,517)	$48

During the year ended December 31, 2012, we incurred pre-tax charges of $3.3 million related to a previously terminated natural gas contract for our previously closed Groveton, New Hampshire mill.  No charges were incurred during 2011, while pre-tax charges of $3.8 million due to a rate adjustment were incurred during 2010.  These charges are included in selling and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).  During the year ended December 31, 2012, we recorded expense of approximately $0.6 million and made payments of $2.0 million related to this natural gas contract.  We will continue to make payments related to the contract over the original contractual term.  At December 31, 2012, $2.3 million and $9.8 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton, New Hampshire mill.  At December 31, 2011, $2.3 million and $7.9 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.

Note 3        Alternative Fuel Mixture Credits

During 2009, the Internal Revenue Code provided for a tax credit for the use of qualified alternative fuel mixtures in a taxpayer’s trade or business.  The credit expired on December 31, 2009.  In 2009, our Paper segment’s mill in Mosinee, Wisconsin was approved by the IRS as a producer and consumer of a qualified alternative fuel mixture which is used as a fuel source to generate energy in the Mosinee mill.  In October 2010, we were approved by the IRS to be registered as a producer of cellulosic biofuel under the Internal Revenue Code.  After approval by the IRS, we made the decision to convert the previously utilized alternative fuel mixture credit to the cellulosic biofuel credit and claimed the credit for all black liquor gallons produced in 2009.  See Note 8 for additional information on the conversion to the cellulosic biofuel credit.

Note 4        Supplemental Balance Sheet Information

The following table excludes discontinued operations at December 31, 2012.  The assets and liabilities of the discontinued operation were not retroactively reclassified in the December 31, 2011, Consolidated Balance Sheet.

(all dollar amounts in thousands)	2012	2011
Receivables
Trade	$65,148	$87,152
Other	1,895	1,719
	67,043	88,871
Less: allowances for doubtful accounts	(687)	(953)
	$66,356	$87,918
Inventories
Raw materials	$35,171	$32,069
Work in process and finished goods	61,482	100,044
Supplies	4,723	4,166
Inventories at cost	101,376	136,279
LIFO reserve	(45,136)	(55,754)
	$56,240	$80,525
Property, plant, and equipment
Buildings	$130,250	$121,625
Machinery and equipment	936,244	992,244
	1,066,494	1,113,869
Less: accumulated depreciation	(627,937)	(820,815)
Net depreciated value	438,557	293,054
Land	3,391	6,824
Construction in progress	18,708	69,958
	$460,656	$369,836
Accrued and other liabilities
Payroll	$8,271	$6,236
Vacation pay	10,721	11,790
Compensation plans	265	628
Employee retirement plans	7,169	28,402
Rebates	5,719	10,252
Accrued income taxes	643	1,916
Other	15,326	18,146
	$48,114	$77,370

Note 5        Debt

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2012	2011

Unsecured private placement notes with interest of 4.00%, due June 30, 2016	$50,000	$—
Unsecured private placement notes with interest of 5.69%, due April 9, 2017	50,000	50,000
Unsecured private placement notes with interest of 4.68%, due April 4, 2018	50,000	50,000
Industrial development bonds due July 1, 2023, with weighted average interest rate of 0.41% in 2012 and 0.43% in 2011	—	19,000
Revolving-credit agreement with financial institutions, with weighted average interest rate of 4.20% in 2012 and 3.26% in 2011	5,500	—
Commercial paper placement agreement, with weighted average interest rate of 1.48% in 2012 and 1.68% in 2011	40,700	8,650
Total long-term debt	$196,200	$127,650

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At December 31, 2012, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At December 31, 2012, the estimated fair value of long-term debt is approximately $209 million compared to a carrying value of $196 million.  At December 31, 2011, the estimated fair value of long-term debt was approximately $138 million compared to a carrying value of $128 million.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant.  During the second quarter of 2012, we settled our obligations related to the $19 million of industrial development bonds.  There were no prepayment penalties or significant costs associated with the retirement of these obligations.

During the second quarter of 2011, we settled our obligations related to the $35 million unsecured private placement notes that were due to expire in August 2011.  The settlement of these obligations resulted in the recognition of a loss on early extinguishment of debt of $0.7 million in the year ended December 31, 2011, which reflects the premiums paid to retire the unsecured private placement notes, net of unamortized premiums and issuance costs.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  Under this agreement, we may elect the base for interest from either domestic or offshore rates.  In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group.  Under the credit agreement, we pay an annual facility fee.  Total facility fees paid under this agreement and previous agreements were $676,000 in 2012, $403,000 in 2011, and $581,000 in 2010.  At December 31, 2012, $5.5 million was outstanding under the revolving-credit agreement.  At December 31, 2011, there were no amounts outstanding under the revolving-credit agreement.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated leverage ratio of not more than 55% (excluding from the calculation the impact of any pension and post-retirement charges against shareholder’s equity, up to $70 million), a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $215 million (increased by 25% of net quarterly income and proceeds from equity sales).  Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement.  At December 31, 2012 and 2011, we were in compliance with all required covenants.

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  Outstanding borrowings under this agreement at December 31, 2012 and 2011 were $40.7 million and $8.7 million, respectively.

On December 31, 2012, we had a total of approximately $129 million available for borrowing under our existing credit facilities.

At December 31, 2012 and 2011, the amount of commercial paper outstanding has been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

The aggregate annual maturities of long-term debt are as follows:

Annual
(all dollar amounts in thousands)	maturities

2013	$40,700
2014	5,500
2015	—
2016	50,000
2017	50,000
Thereafter	50,000

Note 6        Lease Commitments

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2012:

Operating
(all dollar amounts in thousands)	Leases

2013	$1,551
2014	1,535
2015	178
2016	22
2017	—
Thereafter	—
Total minimum payments	$3,286

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2012	2011	2010

Rent expense	$3,997	$4,142	$3,476

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

We have supplemental retirement agreements with certain present and past key officers, directors, and employees.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  The supplemental retirement agreements are unfunded.  In 2010, we froze the benefits under certain defined benefit supplemental retirement plans.

We also provide certain defined benefit post-retirement health and life insurance plans that cover qualifying retirees.  Benefits and eligibility for various employee groups vary by location and union agreements.  The defined benefit post-retirement plans are unfunded.

The changes in benefit obligations and plan assets at December 31, 2012 and 2011, are presented in the following schedule.

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at December 31, 2011 and 2010	$285,904	$241,484	$101,221	$85,302
Service cost	2,494	2,965	2,060	1,506
Interest cost	10,807	12,378	4,157	4,373
Amendments	—	8,810	—	642
Net actuarial loss (gain)	12,740	36,568	(6,710)	12,644
Participant contributions	—	—	2,500	2,589
Curtailments	—	(3,316)	(741)	—
Benefits paid	(46,281)	(12,985)	(6,196)	(5,835)
Benefit obligation at December 31	$265,664	$285,904	$96,291	$101,221
Change in plan assets:
Fair value at December 31, 2011 and 2010	$179,905	$190,272	$—	$—
Actual gain (loss)	20,070	(1,326)	—	—
Company contributions	23,896	3,942	3,696	3,246
Participant contributions	—	—	2,500	2,589
Benefits paid	(46,281)	(12,985)	(6,196)	(5,835)
Fair value at December 31	$177,590	$179,903	$—	$—

Funded status at December 31	$(88,074)	$(106,001)	$(96,291)	$(101,221)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(808)	$(22,771)	$(4,700)	$(3,800)
Noncurrent liabilities	(87,266)	(83,230)	(91,591)	(97,421)
Amounts recognized at December 31	$(88,074)	$(106,001)	$(96,291)	$(101,221)

For 2011, the amendments to retirement benefit plans reflect changes to union and non-union plans.

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

			Other
			Post–retirement
	Retirement Benefits		Benefits
(all dollar amounts in thousands)	2012	2011	2012	2011

Prior service cost (credit)	$4,975	$5,635	$(5,952)	$(7,787)
Net loss	69,802	77,862	22,271	28,367
Net amount recognized at December 31	$74,777	$83,497	$16,319	$20,580

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $265.7 million and $285.9 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target	Percentage of Plan Assets
	Allocations	at Measurement Date
		2012	2011
Asset category
Equity securities	60%	61%	58%
Debt securities	40%	39%	42%
Total	100%	100%	100%

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

The plan’s assets are recorded at estimated fair value utilizing level 2 inputs.  Level 2 inputs are inputs other than quoted market prices that are observable for securities, either directly or indirectly.  All of the plan’s assets are in pooled separate accounts and are stated at estimated fair value based on quoted market prices of the underlying investments held by the pooled separate accounts.  Following is a summary, by asset category, of the fair value level 2 inputs of our plan assets at December 31, 2012 and 2011:

	2012	2011
Asset category:
Domestic pooled separate accounts	$148,908	$155,227
Foreign pooled separate accounts	28,682	24,676
Total	$177,590	$179,903

As of December 31, 2012, each of our investments in pooled separate accounts is subject to immediate redemption and there are no significant restrictions on the ability to sell such investments.  There are no circumstances in which an otherwise redeemable investment would not be redeemable.  As of December 31, 2012, we had no unfunded commitments related to our pooled separate accounts.

During 2013, we anticipate making contributions of $0.8 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions.  We also expect to contribute $4.7 million, net of subsidy reimbursements, directly to other post-retirement plans.  Benefit payments expected to be paid and subsidy amounts to be received in each of the next five years and in the aggregate for the five years thereafter are:

	Retirement	Other Post-retirement
(all dollar amounts in thousands)	Benefit Payments	Benefit Payments	Subsidy

2013	13,230	4,932	207
2014	14,037	5,299	227
2015	14,325	5,420	243
2016	14,384	5,796	254
2017	14,951	5,888	271
2018-2022	78,740	29,052	1,523

Inclusive of discontinued operations, the components of net periodic benefit costs recognized in the Consolidated Statements of Comprehensive Income (Loss) are as follows:

				Other Post—retirement
	Retirement Benefits			Benefits
(all dollar amounts in thousands)	2012	2011	2010	2012	2011	2010

Components of net periodic benefit cost:
Service cost	$2,494	$2,965	$5,115	$2,030	$1,506	$1,464
Interest cost	10,807	12,378	12,281	4,157	4,373	4,827
Expected return on plan assets	(14,504)	(15,060)	(14,797)	—	—	—
Amortization of:
Prior service cost (benefit)	1,097	1,774	1,788	(3,078)	(3,438)	(3,450)
Actuarial loss	5,337	3,635	2,705	3,152	2,180	2,386
Curtailments	—	4,314	3,158	(634)	—	—
Settlements	14,835	—	225	—	—	—
Total net periodic benefit cost	$20,066	$10,006	$10,475	$5,627	$4,621	$5,227

Recognized in other comprehensive loss (before tax effect):
Net actuarial loss (gain)	$7,175	$49,637	$11,802	$(7,452)	$12,644	$(1,968)
Prior service cost (credit)	—	8,810	(319)	—	643	143
Amortization of:
Net actuarial loss	(20,173)	(3,635)	(2,992)	(2,411)	(2,180)	(2,385)
Prior service (cost) credit	(1,097)	(6,088)	(4,946)	2,971	3,438	3,450
Total recognized in other comprehensive loss	(14,095)	48,724	3,545	(6,892)	14,545	(760)
Total recognized in net periodic benefit cost and other comprehensive loss	$5,971	$58,730	$14,020	$(1,265)	$19,166	$4,467

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ending December 31, 2013, are expenses of $1.1 million and $5.9 million, respectively.  The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2013, are a credit of $3.1 million and an expense of $2.4 million, respectively.

In 2012 and 2011, the curtailments recognized relate to the closure of the Paper segment’s Brokaw, Wisconsin mill.  The Brokaw mill closed permanently in 2012.  The curtailment recognized in 2010 is related to the freezing of benefits associated with a cash balance pension plan and a change in the design of a supplemental retirement plan.  In 2012, the settlements relate to benefits associated with a cash balance pension plan and the payment of a supplemental retirement liability to certain retired or terminated participants.  In 2011, the settlement relates to the payment of a supplemental retirement liability to a certain retired participant.  See Note 2 for additional information on the facility closure.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

				Other Post—retirement
	Pension Benefits			Benefits
	2012	2011	2010	2012	2011	2010

Weighted-average assumptions used to determine benefit obligations at the selected measurement dates:
Discount rate	3.67%	4.13%	5.25%	3.5%	4.25%	5.25%
Rate of compensation increase	n/a	n/a	4.25%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	4.13%	5.25%	5.75%	4.25%	5.25%	5.75%
Expected return on plan assets	7.75%	7.75%	7.75%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	4.25%	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	7.5%	8.0%	8.0%
Ultimate trend rate	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2018	2017	2017

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

The weighted average assumptions used in the calculation of year-end obligations and net periodic benefit costs for pension benefits in 2011 and 2012 is not applicable as we have determined that the benefit payments related to pension benefits are not impacted by compensation increases.  The weighted average assumption used for the rate of compensation increase for the calculation of year-end obligations and net periodic benefit costs for other post-retirement benefits is indicated as not applicable as the benefits received are not related to compensation.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits.  For 2012, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$11,098	$(9,300)
Effect on the sum of the service and interest cost components	1,030	(833)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions.  The cost of such plans totaled $5.3 million, $5.6 million, and $2.9 million in 2012, 2011, and 2010, respectively.  During the year ended December 31, 2010, we made certain design changes to our defined contribution pension plans.  These design changes enhanced the company contributions that are based on a percentage of employee contributions and incorporated a non-elective contribution based on specific eligibility requirements.  The design changes were effective beginning January 1, 2011. In addition, we also have defined contribution supplemental retirement agreements with certain present and past key officers.  The cost of such agreements totaled $0.1 million, $0.2 million, and $0.1 million in 2012, 2011, and 2010, respectively.  At December 31, 2012 and 2011, the amounts accrued under the defined contribution supplemental retirement agreements were $0.3 million and $0.4 million and are included in current and other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.

We historically have had deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation.  The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date.  We continue to maintain deferred-compensation agreements with certain present and past directors.  The annual cost of the deferred-compensation agreements was expense of $0.1 million for the year ended December 31, 2012, and a credit of $0.1 million for the year ended December 31, 2011.  At December 31, 2012 and 2011, the amounts accrued under the deferred-compensation agreements were $1.3 million and $1.3 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

Note 8        Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The consolidated provision (credit) for income taxes from continuing operations is comprised of the following:

(all dollar amounts in thousands)	2012	2011	2010

Current tax expense (credit):
Federal	$10,853	$11,710	$18,835
State	(395)	2,013	2,392
Total current	10,458	13,723	21,227

Deferred tax (credit) expense:
Federal	(13,668)	8,373	(22,232)
State	(455)	(542)	156
Total deferred	(14,123)	7,831	(22,076)

Total (credit) provision for income taxes	$(3,665)	$21,554	$(849)

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2012		2011		2010

Federal statutory tax rate	$(2,628)	35.0%	$19,121	35.0%	$11,757	35.0%
State taxes (net of federal tax benefits)	(657)	8.7	1,951	3.6	1,135	3.4
State taxes due to rate change	—	—	(1,105)	(2.0)	—	—
Alternative fuel mixture credit conversion	(473)	6.3	—	—	(13,618)	(40.5)
Medicare subsidy change	—	—	—	—	1,201	3.6
Domestic production activities deduction	—	—	(1,034)	(1.9)	(1,006)	(3.1)
Executive compensation	—	—	1,353	2.5	—	—
Other	93	(1.2)	1,268	2.3	(318)	(0.9)
Effective tax rate – continuing operations	(3,665)	48.8%	21,554	39.5%	(849)	(2.5)%

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

At the end of 2012, $100.1 million of unused federal and $176.1 million of unused state operating loss and credit carryovers existed, which may be used to offset future federal and state taxable income.  If not utilized against taxable income, the carryover amounts will expire from 2013 through 2037.  Under the provisions of ASC Subtopic 740-10 “Income Taxes”, the benefits of state tax losses are recognized as a deferred tax asset, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

(all dollar amounts in thousands)	2012	2011

Deferred tax assets:
Accrued compensated absences	$3,557	$3,698
Pensions	31,071	31,022
Post-retirement benefits	36,563	38,451
Federal net operating loss carry forward	30,528	—
State net operating loss carry forward	14,590	12,916
Cellulosic biofuel credit carry forward	12,830	14,438
Other	16,313	26,478
Gross deferred tax asset	145,452	127,003
Less valuation allowance	(102)	(115)
Net deferred tax assets	145,350	126,888
Deferred tax liabilities:
Property, plant, and equipment	(100,953)	(75,022)
Other	(19,198)	(19,017)
Gross deferred tax liability	(120,151)	(94,039)
Net deferred tax asset	$25,199	$32,849

The total deferred tax assets as presented in the accompanying Consolidated Balance Sheets are as follows:

(all dollar amounts in thousands)	2012	2011

Net current deferred tax assets	$5,703	$242
Net noncurrent deferred tax assets	19,496	32,607
Net deferred tax asset	$25,199	$32,849

A valuation allowance has been recognized for certain state loss carry forwards and future deductible items, as cumulative losses create uncertainty about the realization of the tax benefits in future years.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2012	2011	2010

Balance at January 1	$1,362	$857	$935
Increases related to current year tax positions	—	—	25
Increases related to tax positions in prior years	49	722	—
Decreases related to tax positions in prior years	—	(6)	—
Expiration of statute of limitations	(362)	(211)	(103)

Balance at December 31	$1,049	$1,362	$857

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).  During 2012 and 2011, we accrued potential penalties and interest of less than $0.1 million and approximately $0.1 million, respectively, related to unrecognized tax benefits.  During 2012, as a result of the expiration of the statute of limitations, we reduced the amount accrued for potential penalties and interest by approximately $0.1 million.  In total, as of December 31, 2012 and 2011, we have recorded liabilities for potential penalties and interest of approximately $0.5 million, which are included in the liabilities for unrecognized tax benefits.  At December 31, 2012, the liability for uncertain tax positions was $1.5 million, with $0.4 million of the liability recorded as a current liability and $1.1 million recorded as a noncurrent liability.  The liability for uncertain tax positions at December 31, 2011 was $1.9 million, with $0.5 million of the liability recorded as a current liability and $1.4 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2009, and years thereafter.  We also file income tax returns in numerous state jurisdictions with varying statutes of limitations.  We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Note 9        Stock Compensation Plans

The provisions of FASB ASC Subtopic 718-10 “Compensation — Stock Compensation” require that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

Stock Options, Restricted Stock Awards, and Performance Units

During the year ended December 31, 2012, awards were granted to grantees under the “2010 Stock Incentive Plan”.  Under the 2010 Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted.  We also maintain various other employee stock option plans under which options are outstanding.  The plans provide for the determination of purchase price, time, and method of exercise.  We are authorized to deliver up to 2.7 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2012, there were approximately 1.1 million shares available under the 2010 Stock Incentive Plan for future grant.  We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2012 and 2011, we recognized approximately $2.0 million and $3.0 million, respectively, in share-based compensation expense which included fixed option grants, restricted stock grants, and performance unit awards.  We recognize compensation expense on grants of stock options, restricted stock, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  As of December 31, 2012, total unrecognized compensation cost related to share-based compensation awards was approximately $1.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one year.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2012, 2011, and 2010, and changes during those years:

		2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	2012	Exercise	2011	Exercise	2010	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	1,828,636	$11.43	2,153,436	$11.41	1,922,956	$11.62
Granted	—	—	5,000	8.10	413,000	11.36
Exercised	—	—	—	—	(25,000)	9.15
Terminated/canceled	(280,888)	12.29	(329,800)	11.22	(157,520)	14.18
Outstanding at December 31	1,547,748	$11.28	1,828,636	$11.43	2,153,436	$11.41
Exercisable at December 31	1,542,748	$11.29	1,533,636	$11.44	1,588,436	$11.50
Fair value of options granted during the year		n/a		$2.55		$3.32

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2012, 2011, or 2010.  The following table summarizes the status of outstanding performance-based stock options as of December 31, 2012, 2011, and 2010, and changes during those years:

		2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	2012	Exercise	2011	Exercise	2010	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	42,000	$10.71	54,000	$10.71	60,000	$10.71
Terminated/canceled	(9,000)	10.71	(12,000)	10.71	(6,000)	10.71
Outstanding at December 31	33,000	$10.71	42,000	$10.71	54,000	$10.71
Exercisable at December 31	33,000	$10.71	42,000	$10.71	54,000	$10.71

Additional information regarding all grants outstanding and exercisable at December 31, 2012, is as follows:

(all dollar amounts in thousands, except per share data)

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$ 6.54 – $11.66	1,179,000	7.73	$10.06	1,174,000	$10.07
$ 12.36 – $18.50	368,748	9.15	15.18	368,748	15.18
Total	1,547,748			1,542,748
Aggregate intrinsic value	$58			$55

The total value of stock options vested during the years ended December 31, 2012, 2011, and 2010 was $1.0 million, $0.7 million, and $0.1 million, respectively.

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

There was no activity related to restricted stock during the year ended December 31, 2012.  The following table summarizes the activity relating to restricted stock grants in prior years:

	2011	2010

Outstanding at January 1 (number of shares)	47,000	72,000
Granted	—	—
Terminated	—	(4,000)
Settled	(47,000)	(21,000)
Outstanding at December 31 (number of shares)	—	47,000

Total compensation expense recognized for restricted stock for the years ended December 31, 2011 and 2010 was less than $0.1 million and $0.2 million, respectively.

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

Compensation expense for TSR awards, which contain a market condition, is fixed at the date of the grant and recognized over the requisite service period based upon the value determined under the Monte Carlo simulation valuation model.  Compensation expense for TSR awards will not be adjusted in future periods based upon the achievement of the TSR performance goal.  The weighted average grant date fair value of the TSR awards granted during 2012 was $5.23, utilizing weighted average assumptions including a .40% risk-free interest rate and a 54.07% expected volatility rate.

The following table summarizes the activity relating to performance unit grants:

	2012	2011	2010

Outstanding at January 1 (number of units)	1,262,574	499,267	343,976
Granted	946,107	1,099,884	258,085
Terminated	(828,473)	(79,580)	(22,736)
Settled	(205,280)	(256,997)	(80,058)
Outstanding at December 31 (number of units)	1,174,928	1,262,574	499,267

The aggregate intrinsic value of performance units outstanding at December 31, 2012, was approximately $10.2 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $2.0 million in 2012, $2.3 million in 2011, and $2.1 million in 2010.

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2012	2011	2010

Outstanding at January 1 (number of shares)	40,800	40,800	77,613
Exercised	(30,800)	—	(36,813)
Outstanding and exercisable at December 31 (number of shares)	10,000	40,800	40,800
Price of outstanding and exercisable rights:
$8.73	—	30,800	30,800
$17.16	10,000	10,000	10,000

In each of the years ended December 31, 2012 and 2010, $0.2 million was paid to participants in settlement of outstanding stock appreciation rights.  At December 31, 2012, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of $17.16 was approximately 1.5 years.

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

The following table summarizes the activity relating to our dividend equivalent plan:

	2012	2011	2010

Outstanding at January 1 (number of shares)	46,263	60,082	60,082
Settled	(4,888)	(13,819)	—
Outstanding and exercisable at December 31 (number of shares)	41,375	46,263	60,082

During the years ended December 31, 2012 and 2011, less than $0.1 million was paid to participants in settlement of outstanding dividend equivalent awards.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of ASC 718-10. The provision (credit) for stock appreciation rights and dividend equivalents is shown in the following table.

(all dollar amounts in thousands)	2012	2011	2010

Stock appreciation rights	$14	$(19)	$(246)
Dividend equivalents	14	(1)	(111)
Total	$28	$(20)	$(357)

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

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated.  Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters.  Our accrued environmental liabilities, including all remediation and landfill closure costs, totaled $5.3 million and $4.9 million at December 31, 2012 and 2011, respectively.  The provision for remediation and landfill costs was not significant for the years ended December 31, 2012, 2011, or 2010.  We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary.  The accruals do not reflect any possible future insurance recoveries.  Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties.  As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a potentially responsible party at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

Other Commitments

As of December 31, 2012, we were committed to spend approximately $14.4 million on capital projects, primarily related to an expansion project in our Tissue segment, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities.  Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities.  We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period.  Contracts expire at various times between 2013 and 2019.  At December 31, 2012, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of energy and certain raw materials.  These obligations expire between 2013 and 2017.  We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

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

Note 12      Fair Value Measurements

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We did not have any financial assets or liabilities measured on a recurring basis during the years ended December 31, 2012 or 2011. Assets and liabilities measured at fair value on a nonrecurring basis include long-lived assets. We have determined that the fair value measurements related to long-lived assets rely primarily on company specific inputs and our assumptions about the use of the assets, as observable inputs are not available. Therefore, we have determined these fair value measurements reside within level 3 of the fair value hierarchy. See Note 2 for a further discussion on fair value measurements related to long-lived assets.

The carrying amounts and fair values or our financial instruments are described below:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable, Accounts Payable, and Accrued Liabilities

The carrying amounts approximate fair value due to the relatively short-term nature of these instruments.

Long-Term Debt

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At December 31, 2012 and 2011, the estimated fair value of the long-term debt exceeded the carrying value by approximately $12.9 million and $10.2 million, respectively.  These fair value estimates do not necessarily reflect the amounts we would realize in a current market exchange.

Note 13      Segment Data

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

Products From Which Revenue Is Derived

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the away-from-home market.  Tissue operates a paper mill in Middletown, Ohio, and a manufacturing and converting facility in Harrodsburg, Kentucky.

The Paper segment produces specialty papers within three core sectors — Food, Industrial & Tape, and Coated & Liner.  These products are produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander and Mosinee, Wisconsin.  In 2011 and into 2012, the Paper segment produced fine printing and writing papers at the Brainerd, Minnesota facility and a manufacturing facility in Brokaw, Wisconsin.  We permanently ceased papermaking operations at the Brokaw facility on February 10, 2012.  We have reported the Brokaw facility as a discontinued operation.  Please see Note 2 for additional information on facility closures.

Excluding discontinued operations, during 2012, no single customer accounted for 10% or more of our consolidated net sales.  On a segment basis, one customer accounted for approximately 10% of Tissue net sales, while no single customer of the Paper segment comprised 10% or more of segment net sales.

Measurement of Segment Profit and Assets

We evaluate performance and allocate resources based on operating profit or loss.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements.  The sales and operating profit (loss) information excludes discontinued operations in all periods presented.  The assets and liabilities of discontinued operations were not retroactively reclassified in the December 31, 2011 Consolidated Balance Sheet, and as a result, the asset information for the Paper segment includes assets of discontinued operations at December 31, 2011.

(all dollar amounts in thousands)	2012	2011	2010
Net sales external customers:
Tissue	$343,582	$336,268	$343,309
Paper	478,587	486,821	468,926
	$822,169	$823,089	$812,235

Operating profit (loss):
Tissue	$32,952	$31,358	$46,150
Paper	(10,215)	12,071	8,481
Corporate and eliminations	(26,875)	18,779	(14,610)
	$(4,138)	$62,208	$40,021

Segment assets:
Tissue	$378,278	$224,949
Paper	271,793	367,249
Corporate and unallocated	50,644	86,632
	$700,715	$678,830

Other Significant Items

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements. The depreciation, depletion, and amortization information excludes discontinued operations in all periods presented. The Consolidated Statements of Cash Flows include discontinued operations in all periods presented, and as such, the expenditures for long-lived assets included discontinued operations in all periods presented.

	Depreciation,	Expenditures
	Depletion, and	for Long—Lived
(all dollar amounts in thousands)	Amortization	Assets

2012
Tissue	$27,637	$140,098
Paper	16,988	8,337
Corporate and unallocated	2,935	989
	$47,560	$149,424

2011
Tissue	$29,992	$50,828
Paper	16,842	23,636
Corporate and unallocated	2,561	3,599
	$49,395	$78,063

2010
Tissue	$30,114	$6,588
Paper	16,623	35,089
Corporate and unallocated	2,616	1,313
	$49,353	$42,990

Company Geographic Data

We have no long-lived assets outside the United States.  Excluding discontinued operations, net sales to customers within the United States and other countries, of which the majority relates to Canadian customers, are as follows:

(all dollar amounts in thousands)	2012	2011	2010

United States	$728,987	$732,016	$727,778
All foreign countries	93,182	91,073	84,457
	$822,169	$823,089	$812,235

Note 14      Subsequent Event

On February 21, 2013, we announced the closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota, to occur early in the second quarter of 2013.  The closure will affect approximately 130 employees.  We anticipate pre-tax closure charges to be approximately $47 million, with non-cash charges, primarily related to the write-down of long-lived assets, accounting for approximately $44 million of the total.  We expect first quarter closure charges to approximate $36 million, with the remaining charges occurring over the last three quarters of 2013.

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands,	First	Second	Third	Fourth
except per share data)	Quarter	Quarter	Quarter	Quarter	Annual
2012*
Net sales	$216,182	$212,872	$202,249	$190,866	$822,169
Gross profit	26,500	25,681	21,543	17,110	90,834
Operating profit (loss)	3,316	4,213	(8,642)	(3,025)	(4,138)
Net earnings (loss) from continuing operations	1,540	2,101	(5,153)	(2,333)	(3,845)
Net earnings (loss) from discontinued operations	8,218	(3,416)	(156)	(125)	4,521
Net earnings (loss)	9,758	(1,315)	(5,309)	(2,458)	676
Net earnings (loss) per share from continuing operations — basic and diluted	$0.03	$0.04	$(0.10)	$(0.05)	$(0.08)
Net earnings (loss) per share from discontinued operations — basic and diluted	$0.17	$(0.07)	$(0.00)	$(0.00)	$0.09
Net earnings (loss) per share — basic and diluted	$0.20	$(0.03)	$(0.11)	$(0.05)	$0.01
2011**
Net sales	$191,697	$215,870	$212,488	$203,034	$823,089
Gross profit	20,733	26,242	25,007	58,505	130,486
Operating profit	1,487	10,138	10,310	40,272	62,208
Net (loss) earnings from continuing operations	(194)	4,831	5,353	22,652	33,077
Net (loss) earnings from discontinued operations	(1,197)	(1,601)	(172)	(51,370)	(54,775)
Net (loss) earnings	(1,391)	3,230	5,181	(28,718)	(21,698)
Net earnings (loss) per share from continuing operations — basic and diluted	$0.00	$0.10	$0.11	$0.46	$0.67
Net (loss) earnings per share from discontinued operations — basic and diluted	$(0.02)	$(0.03)	$(0.00)	$(1.04)	$(1.11)
Net (loss) earnings per share — basic and diluted	$(0.03)	$0.07	$0.11	$(0.58)	$(0.44)

*   Within continuing operations, the first quarter of 2012 includes an after tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a natural gas transportation contract for the former manufacturing facility in Groveton, New Hampshire. The first, second, third, and fourth quarters of 2012 include after-tax expense of $1.2 million ($1.9 million pre-tax) or $0.02 per share, $0.9 million ($1.5 million pre-tax) or $0.02 per share, $1.2 million ($1.9 million pre-tax) or $0.02 per share, and $1.9 million ($3.0 million pre-tax) or $0.04 per share, respectively, of expenses related to an expansion project in our Tissue segment.  In addition, the second, third, and fourth quarters of 2012 include after-tax expense of $1.4 million ($2.2 million pre-tax) or $0.03 per share, $7.6 million ($12.1 million pre-tax) or $0.15 per share, and $0.3 million ($0.5 million pre-tax) or $0.01 per share, respectively, of charges related to our defined benefit pension and retirement plans.  The fourth quarter of 2012 also includes an after-tax gain of $1.4 million ($2.1 pre-tax) or $0.03 per share related to the sale of property. Within discontinued operations, the first quarter of 2012 includes an after-tax gain of $7.9 million or $0.16 per share related to the sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment.

** Within continuing operations, the first, second, third, and fourth quarters include after-tax expense of $0.1 million ($0.2 million pre-tax) or less than $0.01 per share, $0.2 million ($0.4 million pre-tax) or less than $0.01 per share, $0.4 million ($0.7 million pre-tax) or $0.01 per share, and $0.6 million ($1.0 million pre-tax) or $0.01 per share, respectively, of expenses related to an expansion project in our Tissue segment.  In addition, the first and second quarters of 2011 include after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share and $0.5 million ($0.7 million pre-tax) or $0.01 per share, respectively, of expenses related to the paper machine rebuild at our Paper segment’s Brainerd, Minnesota mill.  The fourth quarter of 2011 also includes an after-tax gain of $23.0 million ($35.6 pre-tax) or $0.47 per share related to the sale of substantially all of our remaining timberlands. Within discontinued operations, the fourth quarter of 2011 includes after-tax expense of $50.6 million or $1.02 per share related to the closure of the Brokaw, Wisconsin mill.

Market Prices For Common Shares (Unaudited)

	2012			2011			2010
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
	Price	Price	Paid Per	Price	Price	Paid Per	Price	Price	Paid Per
Quarter	High	Low	Share	High	Low	Share	High	Low	Share
1st	$9.86	$8.16	$0.03	$9.05	$7.03	$0.03	$11.89	$8.00	—
2nd	$9.81	$8.45	$0.03	$8.21	$5.83	$0.03	10.26	6.73	—
3rd	$9.92	$7.48	$0.03	$7.62	$5.82	$0.03	8.53	6.01	—
4th	$9.32	$7.46	$0.03	$8.49	$6.05	$0.03	9.19	7.63	$0.03

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange.  Dividends of $0.03 per share were paid in the fourth quarter of 2010.  Dividends of $0.03 per share were paid in each quarter of 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.

Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated March 4, 2013. Our audits also included the financial statement schedule of the Company included in Item 8. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 4, 2013

Financial Statement Schedule II — Valuation and Qualifying Accounts

	Allowance for	Valuation Allowance
	Doubtful Accounts	for Deferred Tax Assets
Balance December 31, 2009	$1,511	$98
Charges to cost and expense	607	1
Deductions	(371)	(3)
Balance December 31, 2010	1,747	96
Charges to cost and expense	(218)	19
Deductions	(576)	—
Balance December 31, 2011	953	115
Charges (credits) to cost and expense	(165)	10
Deductions	(101)	(23)
Balance December 31, 2012	$687	$102

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under “Management’s Report on Internal Control Over Financial Reporting” on page 37 and “Report of Independent Registered Public Accounting Firm” on page 38. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2013 annual meeting of shareholders (the “2013 Proxy Statement”) under the subcaption “Election of Directors — Election Procedures, Nominees, and Board Recommendation.”

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate Secretary

Wausau Paper

100 Paper Place

Mosinee, WI 54455-9099

Audit Committee

Our Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies.  Mr. Freels (Chairman), Ms. Dewey, Mr. Kuester, and Mr. Burandt serve on the Audit Committee.

Financial Expert

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert.  Mr. Freels is an independent director under NYSE listing standards.  Mr. Freels has 30 years of experience in commercial banking and, for the last 17 years, has managed the investment portfolios of the private foundation for which he serves as chief executive officer.  He has also served on the Audit Committee since 1996, and as its chairman since April 2004.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Election of Directors —Director Compensation for 2012.”

Executive Officer Compensation

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the caption “Executive Compensation.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading “Stock Ownership” in the 2013 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights(1)	rights(1) (2)	reflected in column (a))(1)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,722,676	$11.28	1,146,063

Equity compensation plans not approved by security holders	—	n/a	—

Total	2,722,676	$11.28	1,146,063

(1)   Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan and the 2010 Stock Incentive Plan.

(2)   The exercise price calculation is based only on outstanding options to purchase 1,547,748 shares.  Shares issuable pursuant to performance units have no exercise price.

Beneficial Ownership

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement beginning under the caption “Stock Ownership.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Corporate Governance — Review, Approval, or Ratification of Related Party Transactions” and “Corporate Governance — Director Independence.”

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption “Report of the Audit Committee and Related Matters — Independent Auditor and Fees,” and “Report of the Audit Committee and Related Matters — Audit Committee Pre-Approval Policies.”

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this report

(1)                                 The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2012 and 2011
(ii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010
(v)	Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)	Financial Statement Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010 (page 78)

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

Exhibit
Number	Description

3.1	Restated Articles of Incorporation, as amended May 12, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 2005) (Commission File No. 001-13923)
3.2	Restated Bylaws, as last amended January 19, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated January 19, 2012) (Commission File No. 001-13923)
4.1

Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998) (Commission File No. 001-13923)

4.2

First Amendment dated August 22, 2000, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A/A, filed on December 19, 2000) (Commission File No. 001-13923)

4.3

Second Amendment dated October 17, 2008, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(b) to Amendment No. 2 to Registration Statement on Form 8-A, filed on October 20, 2008) (Commission File No. 001-13923)

4.4

Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A, filed on October 29, 1998) (Commission File No. 001-13923)

4.5	Note Purchase and Private Shelf Agreement, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2010) (Commission File No. 001-13923)
4.6

Amendment No. 1, dated July 20, 2010, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 26, 2010) (Commission File No. 001-13923)

4.7

Amendment No. 2, dated July 20, 2011, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 25, 2011) (Commission File No. 001-13923)

4.8

Amendment No. 3, dated January 31, 2012, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2012) (Commission File No. 001-13923)

4.9

$125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2010) (Commission File No. 001-13923)

4.10

First Amendment to Credit Agreement, dated October 26, 2011, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 26, 2011) (Commission File No. 001-13923)

4.11

Second Amendment to Credit Agreement, dated February 3, 2012, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 31, 2012) (Commission File No. 001-13923)

10.1

Supplemental Retirement Plan, as last amended effective December 17, 2010* (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (Commission File No. 001-13923)*

10.2	2008 Supplemental Retirement Plan dated June 12, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 12, 2008) (Commission File No. 001-13923)*
10.3

2009 Defined Contribution Supplemental Retirement Plan as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (Commission File No. 001-13923)*

10.4

1991 Employee Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*

10.5

1991 Dividend Equivalent Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*

10.6

Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 001-13923)*

10.7

Directors’ Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*

10.8

Directors Retirement Benefit Policy, as amended and restated October 19, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2011) (Commission File No. 001-13923)*

10.9

Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 001-13923)*

10.10

2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006) (Commission File No. 001-13923)*

10.11	2010 Stock Incentive Plan, effective as of June 1, 2010 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed on December 22, 2010) (Commission File No. 001-171362)*
10.12

2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*

10.13	Board of Directors Compensation Policy dated December 17, 2010 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*

10.14	Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.15	Standard Form of Performance Unit Grant Agreement (Retention) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 21, 2012) (Commission File No. 001-13923)*
10.16	Standard Form of Performance Unit Grant Agreement (Short-Term ROCE) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 21, 2012) (Commission File No. 001-13923)*
10.17

Standard Form of Performance Unit Grant Agreement (Long-Term Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 21, 2012) (Commission File No. 001-13923)*

10.18	Standard Form of Non-Qualified Stock Option Agreement (Performance) (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.19	Standard Form of Non-Qualified Stock Option Agreement (Retention) (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.20	Standard Form of Performance Unit Grant Agreement (Directors) (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.21	2010 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009) (Commission File No. 001-13923)*
10.22	2011 (Retention/ROCE) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.23	Long-Term (2011-2013 TSR) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.24	2011 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.25	2012 (Retention/ROCE) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923)*
10.26	Long-Term (2012-2014 TSR) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923)*
10.27	2012 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923)*
10.28	Change in Control Employment Agreement dated December 14, 2012 between Wausau Paper Corp. and Henry C. Newell (incorporated by reference to

Exhibit 10.1 to Current Report on Form 8-K dated December 13, 2012) (Commission File No. 001-13923)*
10.29

Form of Change in Control Employment Agreement dated December 14, 2012 between Wausau Paper Corp. and certain executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 13, 2012) (Commission File No. 001-13923)*

10.30	Timberlands Purchase and Sale Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 23, 2011) (Commission File No. 001-13923)
10.31

Asset Purchase Agreement dated as of December 7, 2011, by and among Neenah Paper, Inc., Wausau Paper Corp., and Wausau Paper Mills, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 31, 2012) (Commission File No. 001-13923)*

21.1	Subsidiaries of Wausau Paper Corp. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009) (Commission File No. 001-13923)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Extension Presentation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**

* Executive compensation plans or arrangements.  All plans are sponsored or maintained by Wausau Paper Corp. unless otherwise noted.

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

WAUSAU PAPER CORP.

March 4, 2013	/s/ SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial
Officer

(On behalf of the Registrant and as Principal
Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 4, 2013

/s/ THOMAS J. HOWATT	/s/ HENRY C. NEWELL
Thomas J. Howatt	Henry C. Newell
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)

/s/ G. WATTS HUMPHREY, JR.	/s/ GARY W. FREELS
G. Watts Humphrey, Jr.	Gary W. Freels
Director	Director

/s/ DENNIS J. KUESTER	/s/ LONDA J. DEWEY
Dennis J. Kuester	Londa J. Dewey
Director	Director

/s/ MICHAEL C. BURANDT	/s/ CHARLES E. HODGES
Michael C. Burandt	Charles E. Hodges
Director	Director

EXHIBIT INDEX*

to

FORM 10-K

of

WAUSAU PAPER CORP.

for the fiscal year ended December 31, 2012

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