Form 10-Q
period 2013-03-31
WAUSAU PAPER CORP.
filed 2013-05-10
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of common shares outstanding at April 30, 2013 was 49,403,897.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2013	2012

Net sales	$187,980	$216,182
Cost of sales	209,217	189,682
Gross (loss) profit	(21,237)	26,500

Selling and administrative	21,393	23,184
Restructuring	2,135	—
Operating (loss) profit	(44,765)	3,316

Interest expense	(2,328)	(866)
Other expense, net	(5)	(4)
(Loss) earnings from continuing operations before income taxes	(47,098)	2,446

(Credit) provision for income taxes	(17,426)	906
(Loss) earnings from continuing operations	(29,672)	1,540

Earnings from discontinued operations, net of taxes	67	8,218

Net (loss) earnings	$(29,605)	$9,758

Net (loss) earnings per share — basic and diluted:
Continuing operations	$(0.60)	$0.03
Discontinued operations	0.00	0.17
Net (loss) earnings	$(0.60)	$0.20

Weighted average shares outstanding — basic	49,364	49,295
Weighted average shares outstanding — diluted	49,364	49,519

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $613 and $596 for the three months ended March 31, 2013 and 2012, respectively	$1,000	$973
Other comprehensive income	1,000	973
Comprehensive (loss) income	$(28,605)	$10,731

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2012
(all dollar amounts in thousands)	March 31, 2013 (unaudited)	(derived from audited financial statements)

Assets
Current assets:
Cash and cash equivalents	$3,338	$4,044
Receivables, net	74,073	66,356
Refundable income taxes	1,216	2,146
Inventories	66,326	56,240
Spare parts	25,223	29,304
Deferred income taxes	8,762	5,703
Other current assets	2,529	3,063
Total current assets	181,467	166,856
Property, plant, and equipment — net	429,521	460,656
Deferred income taxes	34,027	19,496
Other assets	52,884	53,707

Total Assets	$697,899	$700,715

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,345	$50,072
Accrued and other liabilities	43,652	48,114
Liabilities of discontinued operations - current	175	833
Total current liabilities	98,172	99,019
Long-term debt	220,500	196,200
Post-retirement benefits	91,956	91,591
Pension	81,147	81,411
Other noncurrent liabilities	28,368	26,993
Total liabilities	520,143	495,214
Stockholders’ equity	177,756	205,501

Total Liabilities and Stockholders’ Equity	$697,899	$700,715

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2013	2012

Net cash (used in) provided by operating activities	$(9,463)	$18,327

Cash flows from investing activities:
Capital expenditures	(15,095)	(48,724)
Grants received for capital expenditures	—	236
Proceeds from sale of business	—	20,500
Proceeds from sale of assets	929	—

Net cash used in investing activities	(14,166)	(27,988)

Cash flows from financing activities:
Net payments of commercial paper	(29,200)	(5,650)
Borrowings under credit agreements	53,500	3,000
Payments under credit agreements	—	(3,000)
Proceeds from stock option exercises	104	—
Dividends paid	(1,481)	(1,479)

Net cash provided by (used in) financing activities	22,923	(7,129)

Net decrease in cash and cash equivalents	(706)	(16,790)
Cash and cash equivalents, beginning of period	4,044	26,661

Cash and cash equivalents, end of period	$3,338	$9,871

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.                                 Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Refer to the notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2012, for our accounting policies and other disclosures, which are pertinent to these statements.

The results of operations of the Paper segment’s Brokaw, Wisconsin paper mill are reported as a discontinued operation in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.  The corresponding liabilities of the discontinued operation in the Condensed Consolidated Balance Sheets have been separately stated at March 31, 2013 and December 31, 2012, in accordance with the authoritative literature on discontinued operations.  Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 3 for further information regarding discontinued operations.

Note 2.                                 New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  The guidance requires the presentation of amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that do not meet this requirement, a cross-reference to other disclosures that provide additional detail about those amounts is required.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012.  We adopted ASU No. 2013-02 on January 1, 2013.  The new guidance affects disclosures only and did not have an impact on our results of operations or financial position. See Note 11 for further information regarding AOCI.

Note 3.                                 Restructuring, Discontinued Operations, and Other

In February 2013, we announced the planned closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota.  The Brainerd mill permanently closed late in the first quarter of 2013.  The cost of sales for the three months ended March 31, 2013, includes $42.2 million in pre-tax charges, primarily resulting from accelerated depreciation on mill assets and adjustments of mill inventory and spare parts to net realizable value.  In addition, pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs was approximately $2.1 million during the three months ended March 31, 2013.

The following table sets forth information with respect to charges related to the closure of the Brainerd, Minnesota mill:

March 31,
(all dollar amounts in thousands)	2013

Accelerated depreciation on equipment	$35,716
Inventory, spare parts, and other writedowns	6,712
Severance and benefit continuation costs	1,369
Other associated costs	532

Total	$44,329

We expect to incur additional pre-tax closure charges related to the closure of the Brainerd mill of approximately $1.3 million during the remainder of 2013.

Following is a summary of the liabilities for restructuring expenses through March 31, 2013, related to the closure of the Brainerd mill, all of which are included in accrued and other liabilities in the Condensed Consolidated Balance Sheets:

	December 31,	Reserve	Payments/	March 31,
(all dollar amounts in thousands)	2012	Provisions	Usage	2013

Severance and benefit continuation	$—	$1,369	$—	$1,369
Contract termination and other	—	510	—	510

Total	$—	$1,879	$—	$1,879

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012.

We had determined that the assets of the Brokaw mill, which were part of our Paper segment, met the criteria for, and are reported as, discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, “Discontinued Operations.”  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill.  At March 31, 2012, we evaluated the recoverability of the carrying amount of the long-lived assets of the discontinued operation.  As part of the evaluation, we estimated the future cash flows related to the long-lived assets using a probability weighted estimate and determined those cash flows were not sufficient to recover the carrying value of the assets.  As there were no quoted market prices available for these or similar assets, we used our best estimates in determining the fair value of the long-lived assets of the discontinued operation based upon a range of anticipated sales prices for these assets.  The use of these unobservable inputs, or level 3 inputs, resulted in pre-tax impairment charges of $2.1 million for the three months ended March 31, 2012.  These impairment charges are included in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

At March 31, 2013, there were no assets classified within discontinued operations, while there were liabilities from discontinued operations of $0.2 million, consisting of accrued and other liabilities.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2013	2012

Net sales	$—	$41,540

Earnings from discontinued operations before income taxes	$106	$13,043
Provision for income taxes	39	4,825
Earnings from discontinued operations, net of taxes	$67	$8,218

Net earnings per share — basic and diluted	$0.00	$0.17

During the first quarter of 2012, we executed restructuring activities related to the closure of the Brokaw mill, and recognized, exclusive of the gain recorded for the sale transaction, net pre-tax charges of approximately $3.4 million during the three months ended March 31, 2012.  These net charges, which are detailed in the following table, are recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

March 31,
(all dollar amounts in thousands)	2012

Impairment of long-lived assets	$2,075
Severance and benefit continuation costs	1,108
Other associated costs, net	245

Total	$3,428

No additional pre-tax closure charges related to the Brokaw mill were incurred in the first quarter of 2013.

Following is a summary of the liabilities for restructuring expenses through March 31, 2013, related to the closure of the Brokaw mill, all of which were included in liabilities of discontinued operations - current:

	December 31,	Payments/	March 31,
(all dollar amounts in thousands)	2012	Usage	2013

Severance and benefit continuation	$26	$(26)	$—
Contract termination and other	22	(22)	—

Total	$48	$(48)	$—

In the first quarter of 2012, we incurred pre-tax charges of $3.3 million related to a natural gas contract for a closed facility.  The charge is included in selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).  During the three months ended March 31, 2013, we recorded expense of approximately $0.2 million and made payments of $0.5 million related to this natural gas contract.  At March 31, 2013, $2.4 million and $9.4 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton, New Hampshire mill.  At December 31, 2012, $2.3 million and $9.8 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.

Note 4.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2013	2012

Basic weighted average common shares outstanding	49,364	49,295
Dilutive securities:
Stock compensation plans	—	224

Diluted weighted average common shares outstanding	49,364	49,519

(Loss) earnings from continuing operations, net of tax	$(29,672)	$1,540
Earnings from discontinued operations, net of tax	67	8,218

Net (loss) earnings	$(29,605)	$9,758

(Loss) earnings from continuing operations, net of tax, per share — basic and diluted	$(0.60)	$0.03
Earnings from discontinued operations, net of tax, per share — basic and diluted	0.00	0.17

Net (loss) earnings per share — basic and diluted	$(0.60)	$0.20

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss for the three months ended March 31, 2013, stock-based grants for 1,977,545 shares were considered to be antidilutive.  For the three months ended March 31, 2012, stock-based grants for 1,322,697 shares were excluded from the diluted EPS calculation because the shares were antidilutive.

Note 5.                                 Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2013	2012

Trade	$73,359	$65,148
Other	1,267	1,895
	74,626	67,043
Less: allowances for doubtful accounts	(553)	(687)

	$74,073	$66,356

Note 6.                                 Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2013	2012

Raw materials	$35,346	$35,171
Work in process and finished goods	72,121	61,482
Supplies	4,607	4,723
Inventories at cost	112,074	101,376
Less: LIFO reserve	(45,748)	(45,136)

	$66,326	$56,240

Note 7.                                 Property, Plant, and Equipment

The various components of property, plant, and equipment were as follows:

	March 31,	December 31,
	2013	2012
Property, plant, and equipment
Buildings	$130,367	$130,250
Machinery and equipment	953,651	936,244
	1,084,018	1,066,494
Less: accumulated depreciation	(671,797)	(627,937)
Net depreciated value	412,221	438,557
Land	3,428	3,391
Construction in progress	13,872	18,708
	$429,521	$460,656

Excluding discontinued operations, the provision for depreciation and amortization was $49.7 million and $11.3 million for the three months ended March 31, 2013 and 2012, respectively.  The provision for depreciation and amortization for the three months ended March 31, 2013, includes $35.7 million in accelerated depreciation on equipment at our closed Brainerd, Minnesota mill.

Note 8.                                 Debt

A summary of total debt is as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2013	2012

Unsecured private placement notes	$150,000	$150,000
Revolving-credit agreement with financial institutions	59,000	5,500
Commercial paper placement agreement	11,500	40,700
Total long-term debt	$220,500	$196,200

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At March 31, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At March 31, 2013, the estimated fair value of long-term debt is approximately $233 million which compares to the carrying value of $221 million.  At December 31, 2012, the estimated fair value of long-term debt was approximately $209 million which compares to the carrying value of $196 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At March 31, 2013 and December 31, 2012, there was $59.0 million and $5.5 million, respectively, outstanding under the revolving-credit agreement.

In addition, at March 31, 2013, we had $11.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  At March 31, 2013, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At March 31, 2013, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2013.

Note 9.                                 Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit costs recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2013	2012	2013	2012

Service cost	$655	$645	$558	$508
Interest cost	2,355	2,755	821	1,039
Expected return on plan assets	(3,216)	(3,664)	—	—
Amortization of:
Prior service cost (benefit)	273	274	(763)	(770)
Actuarial loss	1,511	1,277	592	788
Curtailment	—	—	—	(634)

Net periodic benefit cost	$1,578	$1,287	$1,208	$931

We previously disclosed in our consolidated financial statements for the year ended December 31, 2012, that we anticipate making contributions of $0.8 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements and elective contributions in 2013.  As of March 31, 2013, we have made payments of approximately $0.2 million to our pension plans.  In addition, as previously reported, we expected to contribute $4.7 million, net of subsidy reimbursements, directly to other post-retirement plans in 2013.  As of March 31, 2013, we have contributed approximately $1.1 million to our other post-retirement plans.  We now expect to contribute approximately $4.4 million to our other post-retirement plans in 2013.

Note 10.                          Share-Based Compensation

We account for stock-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2013 and March 31, 2012, share-based compensation expense related to non-qualified stock option grants and performance unit awards was approximately $1.0 million.  We recognize compensation expense on grants of stock options and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2013, total unrecognized compensation cost related to share-based compensation awards was approximately $3.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.1 years.

During the first quarter of 2013, as part of compensation for our directors and certain employees, we granted awards of performance units.  Of the awards granted, 38,846 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 73,628 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 263,599 of performance units with vesting of the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The third type of award was comprised of 228,968 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three months ended March 31, 2013, as it is probable a portion of the awards will vest as performance criteria are met.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of FASB ASC Subtopic 718-10.  During the three months ended March 31, 2013 and 2012, we recognized expense of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 11.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  During the three months ended March 31, 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	1,000
Balance at March 31, 2013	$(90,096)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2013:

(all dollar amounts in thousands)		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)

Pension and other post-retirement benefit obligation changes:
Amortization of prior service benefit	$(490)	(a)
Amortization of actuarial losses	2,103	(a)
	1,613	Total before tax
	613	Tax provision
Reclassifications for the period	$1,000	Net of tax

(a) See Note 9, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement benefit obligation changes.

Note 12.                         Interim Segment Information

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

The Paper segment produces specialty papers within three core markets — Food, Industrial & Tape, and Coated & Liner.  During 2012 and into the first quarter of 2013, these products were produced at manufacturing facilities located in Brainerd, Minnesota, and in Rhinelander and Mosinee, Wisconsin.  The manufacturing facility in Brainerd, Minnesota permanently closed in the first quarter of 2013.  In the first quarter of 2012, the Paper segment also produced fine printing and writing papers at a manufacturing facility in Brokaw, Wisconsin.  Papermaking operations at the Brokaw facility permanently ceased on February 10, 2012.  We have reported the Brokaw facility as a discontinued operation.  See Note 3 for additional information on facility closures.

Reconciliations

The following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements.  The sales and operating profit (loss) information excludes discontinued operations in all periods presented.

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2013	2012

Net sales external customers:
Tissue	$78,035	$81,686
Paper	109,945	134,496

	$187,980	$216,182

Operating profit (loss):
Tissue	$3,784	$9,177
Paper	(41,156)	289
Corporate & eliminations	(7,393)	(6,150)

	$(44,765)	$3,316

	March 31,	December 31,
	2013	2012

Segment assets:
Tissue	$398,767	$378,278
Paper	233,318	271,793
Corporate & unallocated*	65,814	50,644

	$697,899	$700,715

*                 Segment assets of Tissue and Paper do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Note 13.                          Other Events

On March 21, 2013, we announced that we signed a non-binding letter of intent to sell our specialty papers business to a new company to be formed and controlled by investment funds sponsored by KPS Capital Partners.  The initial cash purchase price is approximately $130 million, subject to confirmatory due diligence and adjustments for the final treatment of certain transaction related liabilities and customary post closing adjustments.  The ultimate transaction is subject to acceptable confirmatory due diligence, ratification of new collective bargaining agreements, required regulatory clearances, final negotiation, and Board of Directors approval of the definitive agreements, and certain other customary contingencies to closing, including third party financing.  While we anticipate finalization of the transaction in the second quarter of 2013, there can be no certainty or assurance about the timing, specific elements, or completion of a transaction.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2012, and notes thereto included in the Company’s Annual Report on Form 10-K.

Operations Review

In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  During the first quarter of 2012, we completed the sale of the premium Print & Color brands, inventory, and select equipment, and ceased papermaking operations at the mill.  Consequently, the operations of this site and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated.  For additional information on discontinued operations as a result of the closure of the Brokaw mill, please refer to “Note 3 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

In February 2013, we announced the planned closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota.  The Brainerd mill permanently closed late in the first quarter of 2013.  A portion of the technical specialty paper products produced at the Brainerd mill will be transitioned to our remaining paper mills in Mosinee and Rhinelander, Wisconsin.  For additional information on the closure of the Brainerd mill, please refer to “Note 3 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

We currently manufacture, convert, and sell paper and paper products within two principal segments: Tissue and Paper.  The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial away-from-home market.  The Paper segment manufactures, converts, and markets specialty papers primarily for industrial and commercial end markets.

In April 2011, our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly value-added products.  The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky facility, capable of producing premium towel and tissue products from 100 percent recycled fiber.  We successfully started production on the new paper machine in conventional mode in December 2012, and began displacing conventional purchased parent rolls.  In February 2013, we executed a major outage on the new machine to install and commission major elements of the machine’s ATMOS technology.  With the successful installation of this technology, we are expecting to further product qualifications and will introduce new premium recycled tissue products to the market beginning in the second quarter of 2013.

On March 21, 2013, we announced that we signed a non-binding letter of intent to sell our specialty paper business to a new company to be formed and controlled by investment funds sponsored by KPS Capital Partners.  The initial cash purchase price is approximately $130 million, subject to confirmatory due diligence and adjustments for the final treatment of certain transaction related liabilities and customary post closing adjustments.  The ultimate transaction is subject to acceptable confirmatory due diligence, ratification of new collective bargaining agreements, required regulatory clearances, final negotiation, and Board of Directors approval of the definitive agreements, and certain other customary contingencies to closing, including third party financing.  While we anticipate finalization of the transaction in the second quarter of 2013, there can be no certainty or assurance about the timing, specific elements, or completion of a transaction.

Overview

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except per share data)	2013	2012

(Loss) earnings from continuing operations	$(29,672)	$1,540
(Loss) earnings from continuing operations per share — basic and diluted	$(0.60)	$0.03

For the first quarter of 2013, we reported a loss from continuing operations of $29.7 million, or $0.60 per share, compared to prior year earnings from continuing operations of $1.5 million, or $0.03 per share.

The loss from continuing operations in the first three months of 2013 includes after-tax closure charges related to the Paper segment’s Brainerd, Minnesota mill of $27.9 million, or $0.57 per share.  Earnings from continuing operations in the first quarter of 2012 include after-tax capital-related expenses of $1.2 million, or $0.02 per share, due to an expansion project in our Tissue segment, and an after-tax charge of $2.1 million, or $0.04 per share, related to a natural gas transportation contract at a closed facility.

Net Sales and Gross Profit on Sales — Continuing Operations

	Three Months Ended
Consolidated	March 31,
(all dollar amounts in thousands, except tons sold)	2013	2012

Net sales	$187,980	$216,182
Tons sold	115,512	136,328
Gross (loss) profit on sales	$(21,237)	$26,500
Gross (loss) profit margin	(11)%	12%

Consolidated net sales and shipments decreased 13% and 15%, respectively, during the first quarter of 2013 as compared to the first quarter of 2012, due primarily to volume declines within our Paper segment as a result of the exit from the print and color markets.  During the same comparative periods, average net selling price increased approximately 3%, or approximately $5 million, as a significant shift in the composition of our Paper segment’s sales from print and color product categories to higher priced specialty technical product categories more than offset a decline in average sales price within the Tissue segment.  The decline in Tissue segment average selling price during the comparative quarterly periods was due to specific product repositioning of legacy product categories intended to support our new product offerings beginning in the second quarter of 2013.

Gross loss on sales for the three months ended March 31, 2013, was $21.2 million compared to gross profit on sales of $26.5 million for the three months ended March 31, 2012.  Gross loss on sales in the first quarter of 2013 included closure charges related to the Brainerd, Minnesota mill of $42.2 million, primarily due to accelerated depreciation on equipment.  In addition, during the first quarter of 2013 as compared to the same period in 2012, net increases in fiber and energy prices unfavorably impacted gross loss on sales by approximately $1 million.

	March 31,
Consolidated Order Backlogs — Continuing Operations	2013	2012

Order backlogs in tons:
Tissue	3,700	2,800
Paper	21,200	34,400

	24,900	37,200

Backlog tons at March 31, 2013 represent $43.6 million in sales compared to $56.5 million in sales at March 31, 2012.  The decline in Paper segment order backlogs is due primarily to the exit from the print and color markets in which we previously participated.  The entire backlog at March 31, 2013 is expected to be shipped during the remainder of 2013.

Tissue

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold and cases shipped)	2013	2012

Net sales	$78,035	$81,686
Tons sold	40,888	42,198
Cases shipped	3,771,694	3,766,707
Gross profit on sales	$11,316	$16,751
Gross profit margin	15%	21%

In April 2011, our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly value-added products.  The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky facility, capable of producing premium towel and tissue products from 100 percent recycled fiber.  We successfully started production on the new paper machine in conventional mode in December 2012, and began displacing conventional purchased parent rolls.  In February 2013, we executed a major outage on the new machine to install and commission major elements of the machine’s ATMOS technology.  With the successful installation of this technology, we are expecting to further product qualifications and will introduce new premium recycled tissue products to the market beginning in the second quarter of 2013.

Tissue’s net sales and product shipments, as measured in tons, decreased 4% and 3%, respectively, in the first quarter of 2013 compared to the same period in the prior year.  As measured in cases, the Tissue segment’s product shipments remained flat in the first quarter of 2013 as compared to the first quarter in 2012.  Average net selling price decreased 1%, or over $1 million, over the same comparative period, primarily due to decreases in actual selling prices.  As discussed above, the decline in average net selling price was due to specific product repositioning of legacy product categories intended to support our new product offerings beginning in the second quarter of 2013.

First quarter Tissue gross profit on sales was $11.3 million in 2013 compared to $16.8 million in 2012.  The gross profit for Tissue during the first quarter of 2013 was impacted by increases in manufacturing costs as a result of the startup and commercialization of towel and tissue products on the new paper machine.  In addition, during the first quarter of 2013 as compared to the same period in 2012, decreases in fiber-related and energy prices combined to positively impact gross profit margin by approximately $1 million.

Paper

In February 2013, we announced the planned closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota.  The Brainerd mill permanently closed late in the first quarter of 2013, and impacted approximately 130 employees.  The cost of sales for the three months ended March 31, 2013, includes $42.2 million in pre-tax charges, primarily resulting from accelerated depreciation on mill assets and an adjustment of mill inventory and spare parts to net realizable value.  In addition, pre-tax restructuring expense related to severance and benefit continuation costs and other associated closure costs was approximately $2.1 million during the three months ended March 31, 2013.  For additional information on the closure of the Brainerd mill, please refer to “Note 3 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

	Three Months
(all dollar amounts in thousands,	Ended March 31,
except tons sold)	2013	2012

Net sales	$109,945	$134,496
Tons sold	74,624	94,130
Gross (loss) profit on sales	$(32,588)	$9,767
Gross (loss) profit margin	(30)%	7%

Paper’s first quarter 2013 net sales and product shipments decreased 18% and 21%, respectively, as compared to the same period in 2012.  The decrease in product shipments was primarily due to the exit from the print and color markets.  The decrease in product shipments was partially offset by an increase of approximately 3%, or more than $3 million, in average net selling prices in the first quarter of 2013 as compared to the first quarter of 2012.  The increase in average net selling prices was driven by the change in sales composition from lower priced print and color market products to higher priced technical specialty products.

Gross loss on sales for the Paper segment during the three months ended March 31, 2013, was $32.6 million compared to gross profit on sales of $9.8 million for the three months ended March 31, 2012.  Gross profit in the first quarter of 2013 included closure charges related to the Brainerd, Minnesota mill of $42.2 million, mostly due to accelerated depreciation on equipment.  In addition, during the first quarter of 2013 as compared to the same period in 2012, combined increases in fiber and energy prices unfavorably impacted gross loss on sales by approximately $2 million.

Discontinued Operations

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Paper segment’s Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  At March 31, 2012, we had determined that the assets of the Brokaw mill was a component of the entity and is presented as discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.”  For additional information on discontinued operations, please refer to “Note 3 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment resulted in a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).  With the sale of the premium Print & Color brands and closure of the Brokaw, Wisconsin mill, we have eliminated our participation in the print and color markets in which we have historically competed.   The following information and discussion of the Paper segment exclude discontinued operations for all periods presented.

Selling and Administrative Expenses — Continuing Operations

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2013	2012

Selling and administrative expense	$21,393	$23,184
As a percent of net sales	11%	11%

Selling and administrative expenses in the first quarter of 2013 were $21.4 million compared to $23.2 million in the same period of 2012.  Stock-based incentive compensation programs resulted in expense of $1.4 million during the first quarter of 2013 compared to expense of $1.3 million during the first quarter of 2012.  In addition, the first quarter of 2012 was impacted by a pre-tax charge of $3.3 million to the value of a terminated natural gas transportation contract at a closed facility.  After consideration of these items, the increase in selling and administrative expense during the first quarter of 2013, compared to the same period in 2012, was primarily due to increased legal and advisory services related to the announced non-binding letter of intent to sell our technical specialty papers business and other governance-related matters.

Restructuring Charges

For the three months ended March 31, 2013, we recorded pre-tax restructuring charges of $2.1 million, primarily related to employee severance and benefit continuation costs and other associated closure costs directly related to the closure of the Paper segment’s paper mill in Brainerd, Minnesota.  Additional pre-tax restructuring charges directly related to the closure of the Brainerd, Minnesota paper mill of approximately $1.3 million are expected to be incurred during the remainder of 2013.

For additional information on the closure of the Brainerd mill, please refer to “Note 3 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2013	2012

Interest expense	$2,328	$866

Interest expense in the first quarter of 2013 was $2.3 million compared to interest expense of $0.9 million in the first quarter of 2012.  The increase in interest expense is partially due to the impact of capitalized interest on long-term projects during the comparative periods.  Total interest capitalized on long-term projects was less than $0.1 million and approximately $0.8 million during the three months ended March 31, 2013 and 2012, respectively.  In addition, interest expense also increased due to higher average outstanding debt balances during the comparative periods.  Total debt was $220.5 million and $122.0 million at March 31, 2013 and 2012, respectively.  Total debt at December 31, 2012 was $196.2 million.

Income Taxes

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2013	2012

(Credit) provision for income taxes from continuing operations	$(17,426)	$906
Effective tax rate	37%	37%

The effective tax rate for the remainder of 2013 is expected to continue to approximate 37%.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2013	2012

Net cash (used in) provided by operating activities	$(9,463)	$18,327
Capital expenditures	(15,095)	(48,724)

Comparing the first three months of 2013 with the same period in 2012, the decrease in cash provided by operating activities primarily reflects increases in working capital, most notably, increases in inventories.  Net cash provided by operating activities was positively impacted during the three months ended March 31, 2012, by reductions in inventories due to our exit from the print and color market categories.

Total capital expenditures for the first three months of 2013 was $15.1 million compared to $48.7 million during the first three months of 2012.  The decrease in capital expenditures in the first quarter of 2013 as compared to the same period in 2012 is primarily due to the decrease in capital expenditures associated with the Tissue expansion project.  Full year capital expenditures for 2013 are expected to be approximately $52 million.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Paper segment’s Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment to Neenah Paper, Inc. closed on January 31, 2012, generating proceeds of $20.5 million.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2013	2012

Total debt	$220,500	$196,200
Stockholders’ equity	177,756	205,501
Total capitalization	398,256	401,701
Total debt/capitalization ratio	55%	49%

As of March 31, 2013, total debt was $220.5 million, an increase of $24.3 million from $196.2 million at December 31, 2012, primarily due to the use of cash for operating activities and the remaining capital expenditures associated with the Tissue expansion project.  During the first three months of 2013, capital expenditures associated with the Tissue expansion project was approximately $10.6 million.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At March 31, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  At March 31, 2013 and December 31, 2012, there was $59.0 million and $5.5 million, respectively, outstanding under the revolving-credit agreement.

In addition, at March 31, 2013, we had $11.5 million of commercial paper outstanding under an existing unrated commercial paper placement agreement with a bank.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  At March 31, 2013, the amount of commercial paper outstanding has been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance the obligations under our revolving-credit agreement.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At March 31, 2013, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2013.

At March 31, 2013, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first quarters of 2013 or 2012.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 13, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2013, to shareholders of record on February 1, 2013.  On April 18, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable May 15, 2013 to shareholders of record on May 1, 2013.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2012, for our accounting policies and other disclosures which are pertinent to these statements.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1A.                Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 10, 2013	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer,
Principal Accounting Officer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2013

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