Form 10-Q
period 2013-06-30
WAUSAU PAPER CORP.
filed 2013-08-09
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of common shares outstanding at July 31, 2013 was 49,432,754.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.                                      Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2013	2012	2013	2012

Net sales	$87,623	$88,559	$165,817	$170,410
Cost of sales	77,810	71,775	144,728	136,895
Gross profit	9,813	16,784	21,089	33,515

Selling and administrative	10,623	14,776	25,708	31,801
Operating (loss) profit	(810)	2,008	(4,619)	1,714

Interest expense	(2,540)	(986)	(4,868)	(1,710)
Other income (expense), net	10	(14)	(5)	(25)
(Loss) earnings from continuing operations before income taxes	(3,340)	1,008	(9,492)	(21)

Provision for income taxes	11,255	709	8,835	173
(Loss) earnings from continuing operations	(14,595)	299	(18,327)	(194)

(Loss) earnings from discontinued operations, net of taxes	(40,231)	(1,614)	(66,104)	8,637

Net (loss) earnings	$(54,826)	$(1,315)	$(84,431)	$8,443

Net (loss) earnings per share - basic and diluted:
Continuing operations	$(0.30)	$0.01	$(0.37)	$(0.00)
Discontinued operations	(0.81)	(0.03)	(1.34)	0.18
Net (loss) earnings	$(1.11)	$(0.03)	$(1.71)	$0.17

Weighted average shares outstanding — basic	49,399	49,309	49,381	49,302
Weighted average shares outstanding — diluted	49,399	49,529	49,381	49,302

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $13,446 and $596 for the three months ended June 30, 2013 and 2012, respectively, and $14,059 and $1,192 for the six months ended June 30, 2013 and 2012, respectively	$21,939	$973	$22,938	$1,946
Other comprehensive income	21,939	973	22,938	1,946
Comprehensive (loss) income	$(32,887)	$(342)	$(61,493)	$10,389

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2012
(all dollar amounts in thousands)	June 30, 2013 (unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$46,546	$4,044
Receivables, net	25,015	66,356
Refundable income taxes	1,672	2,146
Inventories	38,562	56,240
Spare parts	9,664	29,304
Other current assets	2,071	8,766
Assets of discontinued operations - current	5,287	—
Total current assets	128,817	166,856
Property, plant, and equipment, net	289,880	460,656
Deferred income taxes	48,702	19,496
Other assets	52,264	53,707
Assets of discontinued operations — long-term	6,417	—

Total Assets	$526,080	$700,715

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$31,094	$50,072
Deferred income taxes	7,991	—
Accrued and other liabilities	31,370	48,114
Liabilities of discontinued operations - current	7,056	833
Total current liabilities	77,511	99,019
Long-term debt	150,000	196,200
Post-retirement benefits	48,001	91,591
Pension	87,296	81,411
Other noncurrent liabilities	18,829	26,993
Noncurrent liabilities of discontinued operations	2,164	—
Total liabilities	383,801	495,214
Stockholders’ equity	142,279	205,501

Total Liabilities and Stockholders’ Equity	$526,080	$700,715

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2013	2012

Net cash provided by operating activities	$4,861	$40,130

Cash flows from investing activities:
Capital expenditures	(19,465)	(73,836)
Grants received for capital expenditures	—	236
Proceeds from sale of business	105,067	20,500
Proceeds from sale of assets	1,098	2

Net cash provided by (used in) investing activities	86,700	(53,098)

Cash flows from financing activities:
Net payments of commercial paper	(40,700)	(8,650)
Borrowings under credit agreement	65,000	3,000
Payments under credit agreement	(70,500)	(3,000)
Issuances of notes payable	—	50,000
Payments under industrial development bond agreement	—	(19,000)
Proceeds from stock option exercises	104	—
Dividends paid	(2,963)	(2,958)

Net cash (used in) provided by financing activities	(49,059)	19,392

Net increase in cash and cash equivalents	42,502	6,424
Cash and cash equivalents, beginning of period	4,044	26,661

Cash and cash equivalents, end of period	$46,546	$33,085

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.                                 Description of the Business

Wausau Paper Corp. manufactures, converts, and sells a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial “away-from-home” market. Our products are primarily sold within the United States and Canada.

Wausau Paper Corp. manufactured, converted, and sold specialty paper products for industrial and commercial end markets and premium printing and writing papers within the former Paper segment. The premium Print & Color brands were sold in January of 2012 and the Brokaw, Wisconsin mill closed in February 2012. In January 2013, we announced our intent to focus our management efforts and future investments on the Tissue segment. In March 2013, we permanently closed our Brainerd, Minnesota mill and completed the sale of our specialty paper business on June 26, 2013, ending our participation in the markets in which our former Paper segment previously competed.  See Note 4 for further information regarding discontinued operations.

Note 2.                                 Basis of Presentation

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

The results of operations of our specialty paper and printing and writing business are reported as a discontinued operation in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.  The corresponding assets and liabilities of the discontinued operations in the Condensed Consolidated Balance Sheets have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the December 31, 2012 balance sheet amounts included liabilities of discontinued operations related only to the Brokaw mill. Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 4 for further information regarding discontinued operations.

Note 3.                                 New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  The guidance requires the presentation of amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that do not meet this requirement, a cross-reference to other disclosures that provide additional detail about those amounts is required.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012.  We adopted ASU No. 2013-02 on January 1, 2013.  The new guidance affects disclosures only and did not have an impact on our results of operations or financial position.  See Note 12 for further information regarding AOCI.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This guidance requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.  The guidance is to be applied prospectively beginning January 1, 2014.  We are currently evaluating the impact of the standard as it may affect balance sheet classification of certain unrecognized tax benefits.

Note 4.                                 Restructuring, Discontinued Operations, and Other

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and primarily all related assets, excluding the Brainerd, Minnesota mill, closed on June 26, 2013 resulting in net cash proceeds, subject to certain post-closing adjustments, of approximately $105 million after settlement of transaction-related liabilities, transaction costs and taxes. The sale generated a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013. As there were no quoted market prices available for these or similar assets, we used the actual sales price to determine the fair market value of the assets, which is a level 3, unobservable input. Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction.  Additionally, discontinued operations includes pre-tax expenses related to severance and benefits, contract termination costs, and other associated closure costs totaling $4.3 million in the three and six months ended June 30, 2013.  We expect to incur additional pre-tax closure charges of approximately $2.0 million, with approximately $1.0 million expected to be incurred in the remainder of 2013. The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur. At June 30, 2013, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

In February 2013, we announced the planned closure of our Brainerd paper mill.  The Brainerd mill permanently closed on March 29, 2013. At March 31, 2013, the Brainerd closure did not meet held-for-sale requirements; however, at June 30, 2013 Brainerd meets the criteria for presentation as discontinued operations.  Included in loss from discontinued operations during the three and six months ended June 30, 2013, are pre-tax charges of $0.7 million and $45.0 million, respectively.  The charges for the six months ended June 30, 2013, are primarily a result of accelerated depreciation on mill assets, an adjustment of mill inventory and spare parts to net realizable value, severance and benefit continuation costs, and other associated closure costs.  These charges are included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2012.

We determined that as of June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd mill, and as of March 31, 2012, the closure of the Brokaw mill met the criteria for discontinued operations presentation as established ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business, Brainerd, and Brokaw mills have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the December 31, 2012, balance sheet amounts included liabilities of discontinued operations only related to the Brokaw mill.  The assets and liabilities of the specialty paper business and the Brainerd mill have not been reclassified in the December 31, 2012 balance sheet.  The statements of cash flows for the six months ended June 30, 2013 and 2012, have not been adjusted to separately disclose cash flows related to discontinued operations.

Assets and liabilities of the discontinued operations consist of the following:

	June 30, 2013	December 31, 2012
Current assets of discontinued operations:
Receivables, net	$3,667	$—
Inventories	1,400	—
Other current assets	220	—
Assets of discontinued operations - current	5,287	—
Non-current assets of discontinued operations:
Property, plant, and equipment, net	6,540	—
Other non-current assets	(123)	—
Assets of discontinued operations — long-term	6,417	—
Total assets of discontinued operations	$11,704	$—

	June 30, 2013	December 31, 2012
Current liabilities of discontinued operations:
Accounts payable	$384	$—
Accrued restructuring costs	6,027	—
Accrued and other liabilities	645	833
Liabilities of discontinued operations - current	7,056	833
Non-current liabilities of discontinued operations:
Other non-current liabilities	2,164	—
Total liabilities of discontinued operations	$9,220	$833

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2013	2012	2013	2012

Net sales	$98,099	$128,119	$208,112	$304,297

(Loss) earnings from discontinued operations before income taxes	(65,604)	(3,095)	(106,445)	13,422
(Credit) provision for income taxes	(25,373)	(1,481)	(40,341)	4,785
(Loss) earnings from discontinued operations, net of taxes	$(40,231)	$(1,614)	$(66,104)	$8,637

Net (loss) earnings per share — basic and diluted	$(0.81)	$(0.03)	$(1.34)	$0.18

During the second quarter of 2013, we executed restructuring activities related to the sale of the specialty paper business and closure of the Brainerd mill, and have recognized pre-tax charges of $68.7 million during the three months ended June 30, 2013, and net pre-tax charges of $113.0 million during the six months ended June 30, 2013. These net charges, which are detailed in the table below, are recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In addition, during the second quarter of 2012, we recognized pre-tax charges related to the closure of the Brokaw mill of $2.9 million and, exclusive of the gain recorded for the sales transaction, net pre-tax charges of $6.3 million during the six months ended June 30, 2012. No additional pre-tax closure charges related to the Brokaw mill were incurred during the first half of 2013.  These net charges, which are also detailed in the following table, are recorded in (loss) earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Impairment of long-lived assets	$63,712	$—	$63,712	$2,075
Accelerated depreciation on long-lived assets	—	—	35,716	—
Inventory and spare parts write-downs	—	985	6,712	985
Severance and benefit continuation costs	1,009	622	2,378	1,730
Other associated costs, net	3,962	1,246	4,494	1,491

Total	$68,683	$2,853	$113,012	$6,281

Following is a summary of the liabilities for restructuring expenses through June 30, 2013, related to the closure of the Brokaw mill, the closure of the Brainerd mill and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	June 30,
(all dollar amounts in thousands)	2012	Provisions	Usage	2013

Severance and benefit continuation	$26	$2,378	$(1,910)	$494
Contract termination	—	2,665	(309)	2,356
Other	22	5,542	(223)	5,341

Total	$48	$10,585	$(2,442)	$8,191

Included in selling and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013, were net credits of approximately $1.3 million and approximately $1.1 million, respectively, related to a natural gas contract for a closed facility.  During the first six months of 2013, we have made payments related to this natural gas contract of approximately $0.8 million.  At June 30, 2013, $1.1 million and $9.0 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with this natural gas contract.  At December 31, 2012, $2.3 million and $9.8 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs. We will continue to make payments related to the contract over the original contractual term.

Note 5.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2013	2012	2013	2012

Basic weighted average common shares outstanding	49,399	49,309	49,381	49,302
Dilutive securities:
Stock compensation plans	—	220	—	—

Diluted weighted average common shares outstanding	49,399	49,529	49,381	49,302

(Loss) earnings from continuing operations, net of tax	$(14,595)	$299	$(18,327)	$(194)
(Loss) earnings from discontinued operations, net of tax	(40,231)	(1,614)	(66,104)	8,637

Net (loss) earnings	$(54,826)	$(1,315)	$(84,431)	$8,443

(Loss) earnings from continuing operations, net of tax, per share — basic and diluted	$(0.30)	$0.01	$(0.37)	$(0.00)
(Loss) earnings from discontinued operations, net of tax, per share — basic and diluted	(0.81)	(0.03)	(1.34)	0.18

Net (loss) earnings per share—basic and diluted	$(1.11)	$(0.03)	$(1.71)	$0.17

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss from continuing operations for the three and six months ended June 30, 2013, stock-based grants for 1,840,298 shares and 1,908,922 shares, respectively, were considered to be antidilutive.  For the three months ended June 30, 2012, stock-based grants for 1,053,211 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss from continuing operations for the six months ended June 30, 2012, stock-based grants for 2,033,326 shares were considered to be antidilutive.

Note 6.                                 Receivables

Receivables at June 30, 2013, exclude discontinued operations.  The receivables related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2012.

	June 30,	December 31,
(all dollar amounts in thousands)	2013	2012

Trade	$24,950	$65,148
Other	218	1,895
	25,168	67,043
Less: allowances for doubtful accounts	(153)	(687)

	$25,015	$66,356

Note 7.                                 Inventories

Inventories at June 30, 2013, exclude discontinued operations.  The inventories related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2012.

	June 30,	December 31,
(all dollar amounts in thousands)	2013	2012

Raw materials	$23,433	$35,171
Work in process and finished goods	22,488	61,482
Supplies	1,971	4,723
Inventories at cost	47,892	101,376
Less: LIFO reserve	(9,330)	(45,136)

	$38,562	$56,240

Note 8.                                 Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2013, excludes discontinued operations.  Property, plant, and equipment related to discontinued operations was not retroactively reclassified and is included in the following table at December 31, 2012.

	June 30,	December 31,
	2013	2012
Property, plant, and equipment
Buildings	$82,378	$130,250
Machinery and equipment	426,871	936,244
	509,249	1,066,494
Less: accumulated depreciation	(232,989)	(627,937)
Net depreciated value	276,260	438,557
Land	1,734	3,391
Construction in progress	11,886	18,708
	$289,880	$460,656

The continuing operations provision for depreciation and amortization for the three months ended June 30, 2013 and 2012 was $10.0 million and $7.3 million, respectively.  The continuing operations provision for depreciation and amortization for the six months ended June 30, 2013 and 2012 was $19.8 million and $14.5 million, respectively.

Note 9.                                 Debt

A summary of total debt is as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2013	2012

Unsecured private placement notes	$150,000	$150,000
Revolving-credit agreement with financial institutions	—	5,500
Commercial paper placement agreement	—	40,700
Total long-term debt	$150,000	$196,200

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At June 30, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At June 30, 2013, the estimated fair value of long-term debt is approximately $159 million which compares to the carrying value of $150 million.  At December 31, 2012, the estimated fair value of long-term debt was approximately $209 million which compares to the carrying value of $196 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. At June 30, 2013 there were no amounts outstanding under the revolving-credit agreement.  At December 31, 2012, there was $5.5 million outstanding under the revolving-credit agreement.

In addition, we maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no outstanding borrowings under this agreement at June 30, 2013.  At December 31, 2012, there were $40.7 million of commercial paper obligations outstanding.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2013, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2013.

Note 10.                          Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2013 and 2012 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2013	2012	2013	2012

Service cost	$103	$645	$557	$508
Interest cost	2,553	2,755	821	1,039
Expected return on plan assets	(3,247)	(3,665)	—	—
Amortization of:
Prior service cost (benefit)	272	274	(763)	(770)
Actuarial loss	922	1,277	592	788
Settlement	1,320	2,240	—	—
Curtailment	5,369	—	(16,004)	—
Special termination benefit impact	4,721	—	—	—

Net periodic benefit cost	$12,103	$3,526	$(14,797)	$1,565

The settlements recognized during the three months ended June 30, 2013 and 2012, relate to benefits associated with a cash balance pension plan.  The curtailments and special termination benefit impacts, which are included in discontinued operations, are due to the sale of our specialty paper business.  See Note 4 for additional information regarding the sale of the specialty paper business.

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2013 and 2012 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2013	2012	2013	2012

Service cost	$758	$1,290	$1,115	$1,016
Interest cost	4,908	5,510	1,641	2,078
Expected return on plan assets	(6,463)	(7,329)	—	—
Amortization of:
Prior service cost (benefit)	545	549	(1,526)	(1,540)
Actuarial loss	2,433	2,553	1,184	1,576
Settlement	1,320	2,240	—	—
Curtailment	5,369	—	(16,004)	(634)
Special termination benefit impact	4,721	—	—	—

Net periodic benefit cost	$13,591	$4,813	$(13,590)	$2,496

The settlements recognized during the three and six months ended June 30, 2013 and 2012, relate to benefits associated with a cash balance pension plan. The curtailments and special termination benefit impacts, which are included in discontinued operations, in the six months ended June 30, 2013, are due to the sale of our specialty paper business.  The other post-retirement benefits curtailment, which is included in discontinued operations, in the six months ended June 30, 2012 related to the closure of the Brokaw, Wisconsin mill. See Note 4 for additional information regarding discontinued operations.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2012 that we anticipate making contributions of approximately $0.8 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2013.  As of June 30, 2013, we have made payments of approximately $0.4 million to our pension plans.  In addition, as previously reported, we expected to contribute approximately $4.7 million, net of subsidy reimbursements, directly to other post-retirement plans in 2013.  As of June 30, 2013, we have contributed approximately $1.9 million to our other post-retirement plans.  We now expect to contribute approximately $3.8 million to our other post-retirement plans in 2013.

Note 11.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and six months ended June 30, 2013, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.4 million and $1.4 million, respectively.  During the three and six months ended June 30, 2012, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $1.5 million, respectively.  We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2013, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $2.4 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the six months ended June 30, 2013, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 48,846 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 73,628 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 263,599 of performance units with the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The third type of award was comprised of 228,968 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three and six months ended June 30, 2013, as it is probable a portion of the awards will vest as performance criteria are met.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of FASB ASC Subtopic 718-10.  During the three and six months ended June 30, 2013 and June 30, 2012, we recognized expense of less than $0.1 million and approximately $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 12.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  During the six months ended June 30, 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	22,938
Balance at June 30, 2013	$(68,158)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2013:

(all dollar amounts in thousands)		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)

Pension and other post-retirement benefit obligation changes:
Amortization of prior service (cost) credit, net	$(980)	(a)
Amortization of actuarial gains (losses), net	11,295	(a)
Curtailments	26,682	(a)
	36,997	Total before tax
	14,059	Tax provision
Reclassifications for the period	$22,938	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit costs.  See Note 10, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement net periodic benefit costs.

Note 13.                          Interim Segment Information

Factors Used to Identify Reportable Segments

We have evaluated our disclosures of our business segments in accordance with FASB ASC Subtopic 280-10, and as a result of our discontinued operations, we have classified our operations into one reportable segment: Tissue. See Note 4 for additional information on discontinued operations.

Products from which Revenue is Derived

The Tissue segment produces a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  Tissue operates a paper mill in Middletown, Ohio, and a manufacturing and converting facility in Harrodsburg, Kentucky.

Our former Paper segment produced specialty papers within three core markets — Food, Industrial & Tape, and Coated & Liner.  The sale of the specialty paper business on June 26, 2013 and closure of the Brainerd mill in March 2013 effectively eliminated this business segment.  See Note 4 for additional information on discontinued operations.

Reconciliations

In accordance with ASC 280-10, we are presenting the non-restated historical segment asset reconciliation for December 31, 2012.  Predominately all assets of the historically classified Paper segment were disposed of in the sale of the specialty paper business. We previously had only two segments Paper and Tissue; however, for reconciliation purposes we had shown Corporate and unallocated assets separately. For the current period, this reconciliation is not required as only one segment exists at June 30, 2013.

December 31,
2012

Segment assets:
Tissue	$378,278
Paper	271,793
Corporate & unallocated*	50,644

$700,715

*                 Segment assets of Tissue and Paper do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Note 14.                          Income Taxes

Our normalized tax rate for 2013 is expected to be at approximately 37%. During the three and six months ended June 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, with approximately $12.0 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states.

Note 15.                          Subsequent Event

On May 20, 2013, we entered into an asset purchase agreement pursuant to which we would sell our specialty paper business.  The transaction was completed on June 26, 2013.  The transaction provided that until approval for a transfer was received from the Federal Energy Regulatory Commission (“FERC”), we would retain the FERC license, and would remain the owner of the hydroelectric project assets located in Mosinee, Wisconsin, and Rhinelander, Wisconsin.  The buyer would receive the benefit of power generated by the hydroelectric project assets pursuant to a power sales agreement and an operating and management agreement.  At June 30, 2013, these assets had no recorded value. On July 11, 2013, approval of the transfer was received from FERC, and the FERC license and ownership of the hydroelectric project assets are in process of being transferred to the buyer.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K.

Operations Review

On May 20, 2013, we entered into an asset purchase agreement pursuant to which we would sell our specialty paper business; the transaction closed on June 26, 2013.  In February 2013, we announced the planned closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota.  During the first quarter we completed the closure of the Brainerd mill. In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  During the first quarter of 2012, we completed the sale of the premium Print & Color brands, inventory, and select equipment, and ceased papermaking operations at the Brokaw mill. Consequently, the operations of the former Paper segment and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated. For additional information on discontinued operations as a result of the sale of the specialty paper business, closure of the Brainerd mill and closure of the Brokaw mill, please refer to “Note 4 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

We currently manufacture, convert, and sell a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial away-from-home market.

In April 2011, our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing demand for its environmentally-friendly, value-added products.  The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky facility, capable of producing premium towel and tissue products from 100 percent recycled fiber.  We successfully started production on the new paper machine in conventional mode in December 2012, and began displacing conventional purchased parent rolls.  In February 2013, we executed a major outage on the new machine to install and commission major elements of the machine’s ATMOS technology.  With the successful installation of this technology, we were able to introduce our new Green Seal™ DublNature® family of premium away-from-home towel and tissue products on May 20, 2013, providing availability of 16 new products in tissue, roll and folded towel to the market during the second quarter.

Overview

	Three Months		Six Months
(all dollar amounts in thousands, except	Ended June 30,		Ended June 30,
per share data)	2013	2012	2013	2012

(Loss) earnings from continuing operations	$(14,595)	$299	$(18,327)	$(194)
(Loss) earnings from continuing operations per share — basic and diluted	$(0.30)	$0.01	$(0.37)	$(0.00)

For the second quarter of 2013, we reported a loss from continuing operations of $14.6 million, or $0.30 per share, compared to prior-year net earnings from continuing operations of $0.3 million, or $0.01 per share.  The net loss from continuing operations for the second quarter of 2013 includes an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, or $0.25 per share, with approximately $12.0 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

For the six months ended June 30, 2013, we reported a loss from continuing operations of $18.3 million, or $0.37 per share, compared to net loss from continuing operations of $0.2 million, or $0.00 per share, in the first six months of 2012.  Similar to the quarter over quarter comparison above, the net loss from continuing operations for the first half of 2013 includes an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, or $0.25 per share, with approximately $12.0 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

Net Sales and Gross Profit on Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Net sales	$87,623	$88,559	$165,817	$170,410
Tons sold	45,494	45,285	86,382	87,483
Cases shipped	4,205,211	4,107,177	7,976,905	7,873,884
Gross profit on sales	$9,813	$16,784	$21,089	$33,515
Gross profit margin	11%	19%	13%	20%

Net sales decreased by 1% while product shipments, as measured in tons, remained flat compared to the same period in 2012. As measured in cases, our product shipments increased by more than 2% during the second quarter of 2013 compared to the same period in 2012.  Average net selling price decreased less than 1%, or less than $1 million, in the second quarter of 2013 over the second quarter of 2012. The decline in average net selling price during the comparative quarterly periods was primarily due to volume gains in our support product categories, which generally carry a lower average net selling price.

Gross profit margin decreased 7 percentage points in the three months ended June 30, 2013, as compared to the same period in 2012.  Although average net selling price declined during the comparative periods primarily due to increased volumes in our support product categories, we were able to improve our cost structure to manufacture these products. In addition, during the second quarter of 2013 as compared to the same period in 2012, decreases in fiber and energy prices combined to positively impact gross profit margin by approximately $1 million.  These improvements essentially offset the decrease in average net selling price.  The decline in gross profit margin was primarily a result of increase in manufacturing costs, including depreciation, as a result of the start-up and commercialization of towel and tissue products on the new paper machine.

Net sales and product shipments, as measured in tons, for the first six months of 2013, as compared to the same period in 2012, decreased 3% and 1%, respectively.  As measured in cases, our product shipments increased by more than 1% during the first six months of 2013 compared to the same period in 2012.  Average net selling price decreased approximately 1%, or almost $2 million, in the first half of 2013 compared to the first half of 2012.  Similar to the quarter over quarter discussion above, the decline in average net selling price during the comparative periods was primarily due to volume gains in our support product categories, which generally carry a lower average net selling price.

Gross profit margin decreased 7 percentage points in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  Although average net selling price declined during the comparative periods primarily due to increased volumes in our support product categories, we were able to improve our cost structure to manufacture these products.  In addition, during the first six months of 2013 as compared to the same period in 2012, decreases in fiber and energy prices combined to positively impact gross profit margin by approximately $2 million.  These improvements essentially offset the decrease in average net selling price.  The decline in gross profit margin was primarily a result of increases in manufacturing costs, including depreciation, as a result of the start-up and commercialization of towel and tissue products on the new paper machine.

	June 30,
Order Backlogs	2013	2012

Order backlogs in tons:	3,000	4,000

Backlog tons at June 30, 2013 represent approximately $7.2 million in sales compared to approximately $8.4 million in sales at June 30, 2012.  The entire backlog at June 30, 2013 is expected to be shipped during the remainder of 2013.

Selling and Administrative Expenses — Continuing Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Selling and administrative expense	$10,623	$14,776	$25,708	$31,801
As a percent of net sales	12%	17%	16%	19%

Selling and administrative expenses in the second quarter of 2013 were $10.6 million compared to $14.8 million in the same period of 2012.  During the three months ended June 30, 2013 and 2012, we incurred pre-tax expenses of $1.3 million and $2.2 million, respectively, related to settlement charges associated with a cash balance pension plan.  In addition, during the second quarter of 2013, we recognized a pre-tax credit of $1.7 million related to an adjustment to a natural gas transportation contract for a former manufacturing facility.  The remaining decrease in selling and administrative expense is primarily due to decreases in professional fees, wages and benefits.

Selling and administrative expenses for the six months ended June 30, 2013 were $25.7 million compared to $31.8 million in the same period of 2012.  During the first half of 2013 and 2012 we incurred pre-tax expenses of $1.3 million and $2.2 million, respectively, related to settlement charges associated with a cash balance pension plan.  In addition, during the six months ended

June 30, 2013 and 2012, we recognized a pre-tax credit of $1.7 million and a pre-tax charge of $3.3 million, respectively, related to adjustments to a natural gas transportation contract for a former manufacturing facility.  Similar to the quarter over quarter discussion above, the remaining decrease in selling and administrative expense for the first six months of 2013 as compared to the same period in 2012 is primarily due to decreases in professional fees, wages and benefits.

Other Income and Expense — Continuing Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Interest expense	$2,540	$986	$4,868	$1,710

Interest expense in the second quarter of 2013 was $2.5 million compared to interest expense of $1.0 million in the second quarter of 2012.  For the first six months of 2013, interest expense increased to $4.9 million from $1.7 million of interest expense recorded during the same period in 2012.  In addition to increased average debt balances in the first half of 2013 as compared to 2012, the increase in both the quarter-over-quarter and year-over-year comparisons is primarily due to the impact of capitalized interest on a construction project of $1.2 million during the three months ended June 30, 2012 and $2.1 million during the six months ended June 30, 2012.  In addition, total debt was $150.0 million at June 30, 2013 and 2012.  Total debt at December 31, 2012 was $196.2 million.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Provision for income taxes from continuing operations	$11,255	$709	$8,835	$173
Effective tax rate	(337)%	70%	(93)%	(836)%

Our normalized tax rate for 2013 is expected to be at approximately 37%.  During the three and six months ended June 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, with approximately $12.0 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2013	2012

Net cash provided by operating activities	$4,861	$40,130
Capital expenditures	(19,465)	(73,836)

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2013, compared to $40.1 million during the same period in 2012.  The decrease in year-over-year comparisons of cash provided by operating activities is primarily due to significant benefits achieved in the first six months of 2012 as working capital, primarily related to the sale of the Print & Color brands, as described in “Note 4 — Restructuring, Discontinued Operations, and Other” was liquidated, compared to a build in working capital in the first six months of 2013 as we built inventory related to the Tissue expansion project.

Capital spending for the first six months of 2013 was $19.5 million compared to $73.8 million during the first six months of 2012.  The decrease in capital expenditures in the first half of 2013 as compared to the same period in 2012 is primarily due to the Tissue expansion project.  Total capital spending for the full year of 2013 is expected to be approximately $46 million.

Debt and Equity

	June 30,	December 31,
(all dollar amounts in thousands)	2013	2012

Total debt	$150,000	$196,200
Stockholders’ equity	142,279	205,501
Total capitalization	292,279	401,701
Long-term debt/capitalization ratio	51%	49%

As of June 30, 2013, total debt decreased $46.2 million from the $196.2 million borrowed at December 31, 2012.  The decrease in debt is due primarily to the use of net proceeds received from the sale of our specialty paper business to eliminate the outstanding balance of approximately $67.0 million under our revolving credit agreement.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At June 30, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At June 30, 2013, the estimated fair value of long-term debt is approximately $159 million which compares to the carrying value of $150 million.  At December 31, 2012, the estimated fair value of long-term debt was approximately $209 million which compares to the carrying value of $196 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. At June 30, 2013 there were no amounts outstanding under the revolving-credit agreement.

In addition, we maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no outstanding borrowings under this agreement at June 30, 2013.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2013, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2013.

We currently expect that our current cash balance, cash provided by operations, and the available credit under our private-shelf and credit agreements will provide sufficient liquidity to meet our cash flow needs for capital, working capital, and other liquidity needs during the next twelve months.

At June 30, 2013, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first six months of 2013 or 2012.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.  We do not intend to repurchase shares in the near future.

Dividends

On December 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2013, to shareholders of record on February 1, 2013.  On April 18, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 15, 2013 to shareholders of record on May 1, 2013.  On June 20, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable August 15, 2013 to shareholders of record on August 1, 2013.

Discontinued Operations

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and related assets closed on June 26, 2013. We have determined that the sale of the specialty paper business meets the criteria for, and is reported as, discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, “Discontinued Operations.” The sale of the specialty paper business resulted in a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013.  Included in the impairment charge is a net pre-tax credit of $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from the sale transaction. Pre-tax expense related to severance and benefits, contract termination costs, and other associated costs was $4.3 million in the three and six months ended June 30, 2013. We expect to incur additional pre-tax closure charges of $2.0 million, with approximately $1.0 million expected during the remainder of 2013.

In February 2013, we announced the planned closure of our paper mill in Brainerd, Minnesota.  The Brainerd mill permanently closed on March 29, 2013.  In the second quarter of 2013, we determined that the closure of the Brainerd mill in conjunction with the sale of the specialty paper business meets the criteria for, and is reported as, discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.” Included in loss from discontinued operations during the three and six months ended June 30, 2013, are pre-tax charges of $0.7 million and $45.0 million, respectively.  The charges for the six months ended June 30, 2013, are primarily a result of accelerated depreciation on mill assets, an adjustment of mill inventory and spare parts to net realizable value, severance and benefit continuation costs, and other associated closure costs.  These charges are included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.2 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2012.  In the first quarter 2012, we determined that the closure of the Brokaw mill, met the criteria for, and is reported as, discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.”  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill.

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

WAUSAU PAPER CORP.

August 9, 2013	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer, Principal Accounting Officer

(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2013

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