Form 10-Q
period 2013-09-30
WAUSAU PAPER CORP.
filed 2013-11-08
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).Yes ☐ No ☒

The number of common shares outstanding at October 31, 2013 was 49,445,754.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Comprehensive Income (Loss), Three Months and Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	1

	Condensed Consolidated Balance Sheets, September 30, 2013 (unaudited) and December 31, 2012 (derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

i

PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2013	2012	2013	2012

Net sales	$91,663	$86,811	$257,480	$257,221
Cost of sales	78,290	71,475	223,018	208,369
Gross profit	13,373	15,336	34,462	48,852

Selling and administrative	13,557	17,108	39,265	48,909
Operating loss	(184)	(1,772)	(4,803)	(57)

Interest expense	(1,972)	(649)	(6,840)	(2,358)
Other expense, net	(10)	(12)	(15)	(39)
Loss from continuing operations before income taxes	(2,166)	(2,433)	(11,658)	(2,454)

(Credit) provision for income taxes	(132)	(832)	8,703	(659)
Loss from continuing operations	(2,034)	(1,601)	(20,361)	(1,795)

(Loss) earnings from discontinued operations, net of taxes	(818)	(3,708)	(66,922)	4,929

Net (loss) earnings	$(2,852)	$(5,309)	$(87,283)	$3,134

Net (loss) earnings per share - basic and diluted:
Continuing operations	$(0.04)	$(0.03)	$(0.41)	$(0.04)
Discontinued operations	(0.02)	(0.08)	(1.35)	0.10
Net (loss) earnings	$(0.06)	$(0.11)	$(1.77)	$0.06

Weighted average shares outstanding — basic	49,431	49,323	49,398	49,309
Weighted average shares outstanding — diluted	49,431	49,323	49,398	49,309

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $1,080 and $3,342 for the three months ended September 30, 2013 and 2012, respectively, and $15,139 and $4,534 for the nine months ended September 30, 2013 and 2012, respectively	$314	$5,452	$23,253	$7,398
Other comprehensive income	314	5,452	23,253	7,398
Comprehensive (loss) income	$(2,538)	$143	$(64,030)	$10,532

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all dollar amounts in thousands)	September 30, 2013 (unaudited)	December 31, 2012 (derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$25,353	$4,044
Receivables, net	27,004	66,356
Refundable income taxes	1,960	2,146
Inventories	36,140	56,240
Spare parts	10,230	29,304
Other current assets	2,351	8,766
Assets of discontinued operations - current	10,565	—
Total current assets	113,603	166,856
Property, plant, and equipment, net	293,882	460,656
Deferred income taxes	51,733	19,496
Other assets	54,065	53,707

Total Assets	$513,283	$700,715

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$25,779	$50,072
Deferred income taxes	11,034	—
Accrued and other liabilities	26,041	48,114
Liabilities of discontinued operations - current	1,423	833
Total current liabilities	64,277	99,019
Long-term debt	150,000	196,200
Post-retirement benefits	48,831	91,591
Pension	87,230	81,411
Other noncurrent liabilities	21,035	26,993
Noncurrent liabilities of discontinued operations	1,700	—
Total liabilities	373,073	495,214
Stockholders’ equity	140,210	205,501

Total Liabilities and Stockholders’ Equity	$513,283	$700,715

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2013	2012
Net cash (used in) provided by operating activities	$(5,304)	$31,344

Cash flows from investing activities:
Capital expenditures	(29,457)	(110,346)
Grants received for capital expenditures	—	236
Proceeds from sale of business	105,067	20,837
Proceeds from sale of assets	1,243	4,777

Net cash provided by (used in) investing activities	76,853	(84,496)

Cash flows from financing activities:
Net (payments) proceeds of commercial paper	(40,700)	6,350
Borrowings under credit agreement	65,000	3,000
Payments under credit agreement	(70,500)	(3,000)
Issuances of notes payable	—	50,000
Payments under industrial development bond agreement	—	(19,000)
Proceeds from stock option exercises	406	—
Dividends paid	(4,446)	(4,438)

Net cash (used in) provided by financing activities	(50,240)	32,912

Net increase (decrease) in cash and cash equivalents	21,309	(20,240)
Cash and cash equivalents, beginning of period	4,044	26,661

Cash and cash equivalents, end of period	$25,353	$6,421

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

Wausau Paper Corp. manufactured, converted, and sold specialty paper products for industrial and commercial end markets and premium printing and writing papers within the former Paper segment. The premium Print & Color brands were sold in January of 2012 and the Brokaw, Wisconsin, mill was closed in February 2012. In January 2013, we announced our intent to focus our management efforts and future investments on our Tissue business. In March 2013, we permanently closed our Brainerd, Minnesota, mill and on June 26, 2013, completed the sale of our specialty paper business, ending our participation in the markets in which our former Paper segment competed.  See Note 4 for further information regarding discontinued operations.

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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This guidance requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.  The guidance is to be applied prospectively beginning January 1, 2014.  We are currently evaluating the impact of the guidance as it may affect balance sheet classification of certain unrecognized tax benefits.

Note 4.                                 Restructuring, Discontinued Operations, and Other

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013, resulting in net cash proceeds, subject to certain post-closing adjustments, of approximately $105 million after settlement of transaction-related liabilities, transaction costs, and taxes. The sale generated a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2013. As there were no quoted market prices available for these or similar assets, we used the actual sales price to determine the fair market value of the assets, which is a level 3, unobservable input.  Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur.  At September 30, 2013, no amounts have been recognized related to this provision, as we are not aware of any such events that have occurred or if any such events will occur in the future.

In February 2013, we announced the planned closure of our Brainerd paper mill.  The Brainerd mill permanently closed on March 29, 2013. At March 31, 2013, the Brainerd closure did not meet held-for-sale requirements; however, at September 30, 2013, Brainerd meets the criteria for presentation as discontinued operations.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.5 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2012.  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million and a pre-tax gain of approximately $0.2 million.

We determined that as of June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd mill, and as of March 31, 2012, the closure of the Brokaw mill, met the criteria for discontinued operations presentation as established ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business, Brainerd, and Brokaw mills have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the December 31, 2012, balance sheet amounts included liabilities of discontinued operations only related to the Brokaw mill.  The assets and liabilities of the specialty paper business and the Brainerd mill have not been reclassified in the December 31, 2012 balance sheet.  The statements of cash flows for the nine months ended September 30, 2013 and 2012, have not been adjusted to separately disclose cash flows related to discontinued operations.

Assets and liabilities of the discontinued operations consist of the following:

	September 30, 2013	December 31, 2012
Current assets of discontinued operations:
Receivables, net	$1,900	$—
Inventories	754	—
Other current assets	7,911	—
Assets of discontinued operations - current	10,565	—
Total assets of discontinued operations	$10,565	$—

	September 30, 2013	December 31, 2012
Current liabilities of discontinued operations:
Accounts payable	$269	$—
Accrued and other liabilities	1,154	833
Liabilities of discontinued operations - current	1,423	833
Non-current liabilities of discontinued operations:
Other non-current liabilities	1,700	—
Total liabilities of discontinued operations	$3,123	$833

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2013	2012	2013	2012

Net sales	$1,644	$115,668	$209,756	$419,966

(Loss) earnings from discontinued operations before income taxes	(1,527)	(7,112)	(107,971)	6,310
(Credit) provision for income taxes	(709)	(3,404)	(41,049)	1,381
(Loss) earnings from discontinued operations, net of taxes	$(818)	$(3,708)	$(66,922)	$4,929

Net (loss) earnings per share — basic and diluted	$(0.02)	$(0.08)	$(1.35)	$0.10

During the third quarter of 2013, we executed restructuring activities related to the sale of the specialty paper business and closure of the Brainerd mill, and have recognized pre-tax charges of $1.8 million during the three months ended September 30, 2013, and net pre-tax charges of $114.8 million during the nine months ended September 30, 2013. These net charges, which are detailed in the table below, are recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In addition, during the third quarter of 2012, we recognized pre-tax charges related to the closure of the Brokaw mill of $0.4 million and, exclusive of the gain recorded for the sales transaction, net pre-tax charges of $6.7 million during the nine months ended September 30, 2012. No additional pre-tax closure charges related to the Brokaw mill were incurred during the first nine months of 2013.  These net charges, which are also detailed in the following table, are recorded in (loss) earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Impairment of long-lived assets	$—	$—	$63,712	$2,075
Accelerated depreciation on long-lived assets	—	—	35,716	—
Inventory and spare parts write-downs	—	—	6,712	985
Severance and benefit continuation costs	749	89	3,127	1,819
Other associated costs, net	1,079	325	5,573	1,816

Total	$1,828	$414	$114,840	$6,695

Following is a summary of the liabilities for restructuring expenses through September 30, 2013, related to the closure of the Brokaw mill, the closure of the Brainerd mill and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	September 30,
(all dollar amounts in thousands)	2012	Provisions	Usage	2013

Severance and benefit continuation	$26	$3,127	$(2,238)	$915
Contract termination	—	2,665	(372)	2,293
Other	22	5,314	(5,336)	—

Total	$48	$11,106	$(7,946)	$3,208

Included in selling and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013, were net expense of approximately $0.2 million and a net credit of approximately $1.1 million, respectively, related to a natural gas contract for a closed facility.  During the first nine months of 2013, we have made payments related to this natural gas contract of approximately $1.0 million.  At September 30, 2013, $0.7 million and $9.4 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with this natural gas contract.  At December 31, 2012, $2.3 million and $9.8 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.  We will continue to make payments related to the contract over the original contractual term.

Note 5.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2013	2012	2013	2012

Basic weighted average common shares outstanding	49,431	49,323	49,398	49,309
Dilutive securities:
Stock compensation plans	—	—	—	—

Diluted weighted average common shares outstanding	49,431	49,323	49,398	49,309

Loss from continuing operations, net of tax	$(2,034)	$(1,601)	$(20,361)	$(1,795)
(Loss) earnings from discontinued operations, net of tax	(818)	(3,708)	(66,922)	4,929

Net (loss) earnings	$(2,852)	$(5,309)	$(87,283)	$3,134

(Loss) earnings from continuing operations, net of tax, per share — basic and diluted	$(0.04)	$(0.03)	$(0.41)	$(0.04)
(Loss) earnings from discontinued operations, net of tax, per share — basic and diluted	(0.02)	(0.08)	(1.35)	0.10

Net (loss) earnings per share—basic and diluted	$(0.06)	$(0.11)	$(1.77)	$0.06

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss from continuing operations for the three and nine months ended September 30, 2013, and the three and nine months ended September 30, 2012 stock-based grants for 1,761,065 shares, 1,859,636 shares, 1,801,659 shares, and 1,151,222 shares, respectively, were considered to be antidilutive.

Note 6.                                 Receivables

Receivables at September 30, 2013, exclude discontinued operations.  The receivables related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2012.

	September 30,	December 31,
(all dollar amounts in thousands)	2013	2012
Trade	$26,680	$65,148
Other	477	1,895
	27,157	67,043
Less: allowances for doubtful accounts	(153)	(687)

	$27,004	$66,356

Note 7.                                 Inventories

Inventories at September 30, 2013, exclude discontinued operations.  The inventories related to discontinued operations were not retroactively reclassified and are included in the following table at December 31, 2012.

	September 30,	December 31,
(all dollar amounts in thousands)	2013	2012
Raw materials	$26,846	$35,171
Work in process and finished goods	16,745	61,482
Supplies	1,930	4,723
Inventories at cost	45,521	101,376
Less: LIFO reserve	(9,381)	(45,136)

	$36,140	$56,240

Note 8.                                 Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2013, excludes discontinued operations.  Property, plant, and equipment related to discontinued operations was not retroactively reclassified and is included in the following table at December 31, 2012.

	September 30,	December 31,
	2013	2012
Property, plant, and equipment
Buildings	$82,422	$130,250
Machinery and equipment	426,414	936,244
	508,836	1,066,494
Less: accumulated depreciation	(237,075)	(627,937)
Net depreciated value	271,761	438,557
Land	1,734	3,391
Construction in progress	20,387	18,708
	$293,882	$460,656

The continuing operations provision for depreciation and amortization for the three months ended September 30, 2013 and 2012 was $9.9 million and $7.4 million, respectively.  The continuing operations provision for depreciation and amortization for the nine months ended September 30, 2013 and 2012 was $29.7 million and $21.9 million, respectively.

Note 9.                                 Debt

A summary of total debt is as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2013	2012

Unsecured private placement notes	$150,000	$150,000
Revolving-credit agreement with financial institutions	—	5,500
Commercial paper placement agreement	—	40,700
Total long-term debt	$150,000	$196,200

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At September 30, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At September 30, 2013, the estimated fair value of long-term debt is approximately $159 million which compares to the carrying value of $150 million.  At December 31, 2012, the estimated fair value of long-term debt was approximately $209 million which compares to the carrying value of $196 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. At September 30, 2013 there were no amounts outstanding under the revolving-credit agreement.  At December 31, 2012, there was $5.5 million outstanding under the revolving-credit agreement.

In addition, we maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no outstanding borrowings under this agreement at September 30, 2013.  At December 31, 2012, there were $40.7 million of commercial paper obligations outstanding.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At September 30, 2013, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2013.

Note 10.                          Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
Service cost	$380	$576	$76	$508
Interest cost	2,452	2,653	488	1,039
Expected return on plan assets	(3,247)	(3,566)	—	—
Amortization of:
Prior service (benefit) cost	80	273	(190)	(770)
Actuarial loss	1,233	1,380	67	788
Settlements	801	12,077	—	—

Net periodic benefit cost	$1,699	$13,393	$441	$1,565

The settlement recognized during the three months ended September 30, 2013, relates to benefits associated with a cash balance pension plan.  The settlements recognized during the three months ended September 30, 2012, relate to benefits associated with various pension plans.  Approximately $7.7 million of the settlements during the three months ended September 30, 2012, related to the final termination of a certain defined benefit pension plan, which is included in discontinued operations.  See Note 4 for additional information regarding the sale of the specialty paper business.

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013 and 2012 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2013	2012	2013	2012

Service cost	$1,138	$1,866	$1,191	$1,524
Interest cost	7,360	8,163	2,129	3,117
Expected return on plan assets	(9,710)	(10,895)	—	—
Amortization of:
Prior service cost (benefit)	625	822	(1,715)	(2,310)
Actuarial loss	3,666	3,933	1,251	2,364
Settlements	2,121	14,317	—	—
Curtailment	5,369	—	(16,004)	(634)
Special termination benefit impact	4,721	—	—	—

Net periodic benefit cost	$15,290	$18,206	$(13,148)	$4,061

The settlements recognized during the nine months ended September 30, 2013, relate to benefits associated with a cash balance pension plan. The curtailments and special termination benefit impacts, which are included in discontinued operations, in the nine months ended September 30, 2013, are due to the sale of our specialty paper business.  The settlements recognized during the nine months ended September 30, 2012, relate to benefits associated with various pension plans.  Approximately $7.7 million of the settlements during the nine months ended September 30, 2012 related to the final termination of a certain defined benefit pension plan, which is included in discontinued operations.  The other post-retirement benefits curtailment, which is included in discontinued operations, in the nine months ended September 30, 2012 related to the closure of the Brokaw, Wisconsin mill. See Note 4 for additional information regarding discontinued operations.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2012 that we anticipate making contributions of approximately $0.8 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2013.  As of September 30, 2013, we have made payments of approximately $0.6 million to our pension plans.  In addition, as previously reported, we expected to contribute approximately $4.7 million, net of subsidy reimbursements, directly to other post-retirement plans in 2013.  As of September 30, 2013, we have contributed approximately $2.7 million to our other post-retirement plans.  We now expect to contribute approximately $3.6 million to our other post-retirement plans in 2013.

Note 11.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three and nine months ended September 30, 2013, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.2 million and $1.6 million, respectively.  As a result of share-based compensation related to non-qualified stock option grants, restricted stock awards, and performance unit awards, during the three and nine months ended September 30, 2012, we recognized a credit of less than $0.1 million and expense of approximately $1.5 million, respectively.  We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2013, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $1.7 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

During the nine months ended September 30, 2013, as part of compensation for our directors and certain employees of Wausau Paper, we granted awards of performance units.  Of the awards granted, 48,846 performance units were granted to directors.  The grants to certain employees were comprised of three types of awards.  The first type of award included 73,628 performance units with vesting based upon the completion of a requisite period of service.  The second type of award included 263,599 of performance units with the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The third type of award was comprised of 228,968 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.  We have recognized compensation expense related to these performance-based awards during the three and nine months ended September 30, 2013, as it is probable a portion of the awards will vest as performance criteria are met.  As a result of the sale of the specialty paper business and the closure of the Brainerd mill, 197,067 unvested performance units were forfeited during the nine months ended September 30, 2013.

Stock Appreciation Rights and Dividend Equivalents

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each interim reporting period in accordance with the provisions of FASB ASC Subtopic 718-10.  During the three and nine months ended September 30, 2013 and September 30, 2012, we recognized a credit of less than $0.1 million and expense of less than $0.1 million, respectively, in share-based compensation related to stock appreciation rights and dividend equivalents.

Note 12.       Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  During the nine months ended September 30, 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	23,253
Balance at September 30, 2013	$(67,843)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2013:

(all dollar amounts in thousands)		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)

Pension and other post-retirement benefit obligation changes:
Amortization of prior service (cost) credit, net	$(893)	(a)
Amortization of actuarial gains (losses), net	12,603	(a)
Curtailments	26,682	(a)
	38,392	Total before tax
	15,139	Tax provision
Reclassifications for the period	$23,253	Net of tax

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

Products from which Revenue is Derived

We produce a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the “away-from-home” market.  We operate a paper mill in Middletown, Ohio, and a manufacturing and converting facility in Harrodsburg, Kentucky.

Our former Paper segment produced specialty papers within three core markets — Food, Industrial & Tape, and Coated & Liner.  The sale of the specialty paper business on June 26, 2013 and closure of the Brainerd mill in March 2013 effectively eliminated this business segment.  See Note 4 for additional information on discontinued operations.

Reconciliations

In accordance with ASC 280-10, we are presenting the non-restated historical segment asset reconciliation for December 31, 2012.  Predominately all assets of the historically classified Paper segment were disposed of in the sale of the specialty paper business. We previously had only two segments Paper and Tissue; however, for reconciliation purposes we had shown Corporate and unallocated assets separately. For the current period this reconciliation is not required as only one segment exists at September 30, 2013.

December 31,
2012

Segment assets:
Tissue	$378,278
Paper	271,793
Corporate & unallocated*	50,644

$700,715

*                 Segment assets of Tissue and Paper do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

Note 14.                          Income Taxes

Our normalized tax rate for 2013 is expected to be approximately 37%.  During the three and nine months ended September 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $0.6 million and $13.0 million, respectively, with approximately $12.6 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K.

Operations Review

We currently manufacture, convert, and sell a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the industrial and commercial away-from-home market.

In May 2013, we entered into an asset purchase agreement pursuant to which we would sell our specialty paper business; the transaction closed on June 26, 2013.  In February 2013, we announced the planned closure of the Paper segment’s technical specialty paper mill in Brainerd, Minnesota.  During the first quarter we completed the closure of the Brainerd mill. In December 2011, our Board of Directors approved the sale of our premium Print & Color brands and the closure of our Brokaw, Wisconsin paper mill.  During the first quarter of 2012, we completed the sale of the premium Print & Color brands, inventory, and select equipment, and ceased papermaking operations at the Brokaw mill. Consequently, the operations of the former Paper segment and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated. For additional information on discontinued operations as a result of the sale of the specialty paper business, closure of the Brainerd mill and closure of the Brokaw mill, please refer to “Note 4 — Restructuring, Discontinued Operations, and Other” in the Notes to Condensed Consolidated Financial Statements.

In April 2011, our Board of Directors approved plans to expand the Tissue segment’s production capabilities in response to growing market demand for environmentally-friendly, premium products.  The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky facility, capable of producing premium towel and tissue products from 100 percent recycled fiber.  We started production on the new paper machine in conventional mode in December 2012, and began displacing conventional purchased parent rolls.  In February 2013, we executed a major outage on the new machine to install and commission major elements of the machine’s ATMOS technology.  With the installation of this technology, we were able to introduce our new Green Seal™ DublNature® family of premium away-from-home towel and tissue products on May 20, 2013, providing availability of 16 new products in tissue, roll and folded towel to the market during the second quarter. Four additional new products were introduced in the third quarter for a total of 20 new products as of September 30, 2013.

Overview

	Three Months		Nine Months
(all dollar amounts in thousands, except	Ended September 30,		Ended September 30,
per share data)	2013	2012	2013	2012

Loss from continuing operations	$(2,034)	$(1,601)	$(20,361)	$(1,795)
Loss from continuing operations per share — basic and diluted	$(0.04)	$(0.03)	$(0.41)	$(0.04)

For the third quarter of 2013, we reported a loss from continuing operations of $2.0 million, or $0.04 per share, compared to prior-year loss from continuing operations of $1.6 million, or $0.03 per share.  The loss from continuing operations in the third quarter of 2013 includes an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $0.6 million, or $0.01 per share, with the total $0.6 million recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

For the nine months ended September 30, 2013, we reported a loss from continuing operations of $20.4 million, or $0.41 per share, compared to loss from continuing operations of $1.8 million, or $0.04 per share, in the first nine months of 2012.  The loss from continuing operations for the first nine months of 2013 includes an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $13.0 million, or $0.26 per share, with approximately $12.6 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

Net Sales and Gross Profit on Sales

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Net sales	$91,663	$86,811	$257,480	$257,221
Tons sold	47,126	44,773	133,508	132,256
Cases shipped	4,358,360	4,056,030	12,335,265	11,929,914
Gross profit on sales	$13,373	$15,336	$34,462	$48,852
Gross profit margin	15%	18%	13%	19%

During the third quarter of 2013, net sales increased by approximately 6% while product shipments, as measured in tons, increased by approximately 5% compared to the same period in 2012. As measured in cases, our product shipments increased by more than 7% during the third quarter of 2013 compared to the same period in 2012.  Average net selling price declined by approximately 3%, or more than $3 million, in the third quarter of 2013 compared with the third quarter of 2012.  The decline in average net selling price during the comparative quarterly periods was primarily due to volume gains in our support product categories, which generally carry a lower average net selling price.

Gross profit margin decreased 3 percentage points in the three months ended September 30, 2013, as compared to the same period in 2012.  During the third quarter of 2013 as compared to the same period in 2012, decreases in fiber and energy prices combined to positively impact gross profit margin by approximately $1.7 million.  The benefits realized from decreases in fiber and energy prices were more than offset by the decrease in average net selling price, and increased depreciation as a result of the new paper machine at our Harrodsburg, Kentucky facility.

Net sales during the first nine months of 2013 remained flat as compared to the same period in 2012, while product shipments, as measured in tons, increased approximately 1% over the same comparative periods.  As measured in cases, our product shipments increased by more than 3% during the first nine months of 2013 compared to the same period in 2012.  Average net selling price decreased nearly 4% in the first nine months of 2013 compared to the first nine months of 2012.  Similar to the quarter over quarter discussion above, the decline in average net selling price was primarily due to volume gains in our support product categories, which generally carry a lower average net selling price.

Gross profit margin decreased 6 percentage points in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  During the first nine months of 2013 as compared to the same period in 2012, decreases in fiber and energy prices combined to positively impact gross profit margin by approximately $3 million.  These improvements were more than offset by the decrease in average net selling price.  In addition, gross profit margin declined due to increased manufacturing costs, primarily depreciation, as a result of the start-up and commercialization of towel and tissue products on the new paper machine at our Harrodsburg, Kentucky facility.

	September 30,
Order Backlogs	2013	2012

Order backlogs in tons:	3,000	4,000

Backlog tons at September 30, 2013 represent approximately $8 million in sales compared to approximately $9 million in sales at September 30, 2012.  The entire backlog at September 30, 2013 is expected to be shipped during the remainder of 2013.

Selling and Administrative Expenses — Continuing Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Selling and administrative expense	$13,557	$17,108	$39,265	$48,909
As a percent of net sales	15%	20%	15%	19%

Selling and administrative expenses in the third quarter of 2013 were $13.6 million compared to $17.1 million in the same period of 2012.  During the three months ended September 30, 2013 and 2012, we incurred pre-tax expenses of $0.8 million and $4.4 million, respectively, related to settlement charges associated with certain defined benefit retirement plans.  The remaining decrease in selling and administrative expense is primarily due to decreases in salaries and benefits resulting from our realignment and reduction of staffing following the sale of our specialty paper business.

Selling and administrative expenses for the nine months ended September 30, 2013 were $39.3 million compared to $48.9 million in the same period of 2012.  During the first nine months of 2013 and 2012 we incurred pre-tax expenses of $2.1 million and $6.6 million, respectively, related to settlement charges associated with certain defined benefit retirement plans.  In addition, during the nine months ended September 30, 2013 and 2012, we recognized a pre-tax credit of $1.7 million and a pre-tax charge of $3.3 million, respectively, related to adjustments to a natural gas transportation contract for a former manufacturing facility.  Taking into consideration these items, selling and administrative expenses were relatively flat during the comparable nine month periods.

Other Income and Expense — Continuing Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

Interest expense	$1,972	$649	$6,840	$2,358

Interest expense in the third quarter of 2013 was $2.0 million compared to interest expense of $0.6 million in the second quarter of 2012.  For the first nine months of 2013, interest expense increased to $6.8 million from $2.4 million of interest expense recorded during the same period in 2012.  Comparing the third quarter of 2013 to the same period in 2012, the increase in interest expense is primarily due to the impact of capitalized interest on a construction project of $1.4 during the third quarter of 2012.  Similarly, comparing the first nine months of 2013 to the same period in 2012, the increase in interest expense was impacted by capitalized interest on a construction project of $3.5 million during the nine months ended September 30, 2012.  The remaining increase in interest expense in the year-over-year comparison was due to higher average outstanding debt levels during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2013	2012	2013	2012

(Credit) provision for income taxes from continuing operations	$(132)	$(832)	$8,703	$(659)
Effective tax rate	6%	34%	(75)%	27%

Our normalized tax rate for 2013 is expected to be approximately 37%.  As a result of the sale of the specialty paper business, during the nine months ended September 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $13.0 million, with approximately $12.6 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states. In addition, our effective tax rate during the three and nine months ended September 30, 2013, was impacted by the reclassification of specific income tax items between continuing and discontinued operations.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2013	2012

Net cash (used in) provided by operating activities	$(5,304)	$31,344
Capital expenditures	(29,457)	(110,346)

Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $31.3 million during the same period in 2012.  The decrease in year-over-year comparisons of cash provided by operating activities is primarily due to significant benefits achieved in the first nine months of 2012 as working capital, primarily related to the sale of the Print & Color brands, as described in “Note 4 — Restructuring, Discontinued Operations, and Other” was liquidated, compared to a build in working capital in the first nine months of 2013.  The build in working capital during the first nine months of 2013 was primarily related to increased inventory levels built to support the introduction of new product offerings to the market.

Capital spending for the first nine months of 2013 was $29.5 million compared to $110.3 million during the first nine months of 2012.  The decrease in capital expenditures in the first nine months of 2013 as compared to the same period in 2012 is primarily due to the Tissue expansion project, which was completed in the fourth quarter of 2012.  Total capital spending for the full year of 2013 is expected to be approximately $46 million, with approximately $2 million related to discontinued operations.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2013	2012

Total debt	$150,000	$196,200
Stockholders’ equity	140,210	205,501
Total capitalization	290,210	401,701
Long-term debt/capitalization ratio	52%	49%

As of September 30, 2013, total debt decreased $46.2 million from the $196.2 million borrowed at December 31, 2012.  The decrease in debt is due primarily to the use of net proceeds received from the sale of our specialty paper business to eliminate the outstanding balance as of June 26, 2013, of approximately $67 million under our revolving credit agreement.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At September 30, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding.

We have estimated the fair value of our long-term debt in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At September 30, 2013, the estimated fair value of long-term debt is approximately $159 million which compares to the carrying value of $150 million.  At December 31, 2012, the estimated fair value of long-term debt was approximately $209 million which compares to the carrying value of $196 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. At September 30, 2013 there were no amounts outstanding under the revolving-credit agreement.

In addition, we maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  There were no outstanding borrowings under this agreement at September 30, 2013.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At September 30, 2013, we were in compliance with all required covenants and expect to remain in full compliance throughout the remainder of 2013.

We currently expect that our current cash balance, cash provided by operations, and the available credit under our private-shelf agreement will provide sufficient liquidity to meet our cash flow needs for capital, working capital, dividends, and other liquidity needs during the next twelve months.

At September 30, 2013, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first nine months of 2013 or 2012.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 15, 2013, to shareholders of record on February 1, 2013.  On April 18, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 15, 2013 to shareholders of record on May 1, 2013.  On June 20, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on August 15, 2013 to shareholders of record on August 1, 2013.  On October 17, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable November 15, 2013 to shareholders of record on November 1, 2013.

Capital Allocation Policy

On October 17, 2013, we announced a capital allocation policy targeting a return of approximately 50% of free cash flow to shareholders through dividends or share repurchases.  The capital allocation policy is subject to continuing review by the Board of Directors, discussions with lenders, business and general economic conditions, as well as other capital allocation priorities that may be established in the future.  Although a target level of return of capital has been established, actual payout amounts may be more or less than the target in any particular measurement period.

We define free cash flow as net cash provided by operating activities in a period less payments for property and equipment.  Free cash flow is considered a non-GAAP financial measure.  We believe that free cash flow, which measures our ability to generate additional cash from operations, is a key financial measure for use in evaluating financial performance.  Although other companies report free cash flow, numerous methods may exist for calculating a company’s free cash flow.  As a result, the method we utilize to calculate free cash flow may differ from the methods used by other companies.

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

The sale of the specialty paper business resulted in a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2013.  Included in the impairment charge is a net pre-tax credit of $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from the sale transaction. Pre-tax expense related to severance and benefits, contract termination costs, and other associated costs was $1.4 million and $5.7 million, respectively in the three and nine months ended September 30, 2013. We expect to incur additional pre-tax closure charges of $1.4 million, with approximately $0.4 million expected during the fourth quarter.

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

Included in loss from discontinued operations during the three and nine months ended September 30, 2013, are pre-tax charges of $0.4 million and $45.4 million, respectively.  The charges for the nine months ended September 30, 2013, are primarily a result of accelerated depreciation on mill assets, an adjustment of mill inventory and spare parts to net realizable value, severance and benefit continuation costs, and other associated closure costs.  These charges are included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill.  The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012.  We permanently ceased papermaking operations at the mill on February 10, 2012.  In the first quarter of 2012, we determined that the closure of the Brokaw mill, met the criteria for, and is reported as, discontinued operations in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.”

The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.5 million, which is recorded in earnings from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2012.  During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill.

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

WAUSAU PAPER CORP.

November 8, 2013	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer,
Principal Accounting Officer

(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2013

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