Form 10-K
period 2013-12-31
WAUSAU PAPER CORP.
filed 2014-03-03
CIK 105076

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13923

WAUSAU PAPER CORP.
(Exact name of registrant as specified in charter)

100 Paper Place Mosinee, Wisconsin 54455 (Address of principal executive office)	Wisconsin (State of incorporation) 39-0690900 (I.R.S. Employer Identification Number)
Registrant's telephone number, including area code: 715-693-4470
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, no par value	New York Stock Exchange
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

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of June 30, 2013, the aggregate market value of the common stock shares held by non-affiliates was approximately $547,120,052. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 28, 2014, 49,747,687 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 Proxy Statement for use in connection with 2014 annual meeting of shareholders
(to the extent noted herein): Part III

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption "Information Concerning Forward-Looking Statements" in Item 7. This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

 PART I

Item 1. Business

GENERAL

Wausau Paper Corp. manufactures, converts, and sells a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the commercial and industrial away-from-home market. Our headquarters is located in Mosinee, Wisconsin. At December 31, 2013, we employed approximately 900 employees primarily at two operating facilities located in two states. Our products are primarily sold within the United States and Canada.

Wausau Paper Corp. manufactured, converted, and sold specialty paper products for industrial and commercial end markets and premium printing and writing papers within the former Paper segment. The premium Print & Color brands were sold in January of 2012 and we ceased papermaking operations at the Brokaw, Wisconsin, mill in February 2012. In January 2013, we announced our intent to focus our management efforts and future investments on our tissue business. In March 2013, we permanently closed our Brainerd, Minnesota, mill and on June 26, 2013, completed the sale of our specialty paper business, ending our participation in the markets in which our former Paper segment competed. Refer to Note 2 of the Notes to Consolidated Financial Statements for further information regarding discontinued operations. Descriptions of the business below exclude discontinued operations unless explicitly stated.

For additional information regarding our financial results, see Item 6, Selected Consolidated Financial Data; Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations; and Item 8, Financial Statements and Supplementary Data.

NARRATIVE DESCRIPTION OF BUSINESS

We produce a broad line of paper towel and tissue products, which are marketed along with soap and dispensing system products for the commercial and industrial away-from-home market.

Under the Wausau Paper® trademark, Bay West® towel and tissue products, made primarily from recycled material, are marketed under a number of brands including DublSoft®, EcoSoft™, OptiCore®, Revolution®, and Dubl Nature®. These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products. Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels. We operate a paper mill located in Middletown, Ohio, and a paper mill and converting facility with a distribution warehouse in Harrodsburg, Kentucky. In addition, we currently maintain distribution warehouses in Danville, Kentucky.

Competition comes from major integrated paper companies and smaller converters who primarily service consumer and food service markets as well as industrial and institutional markets. Our major competitors include Georgia-Pacific LLC, Kimberly Clark Corporation, and SCA Hygiene Products.

INTERNATIONAL SALES

Currently, foreign sales represent approximately 10% of our net sales, with sales to Canada representing 9% of consolidated net sales. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

RAW MATERIALS

Recycled wood fiber is the basic raw material used in the manufacture of our finished products and includes the following categories: market and internally produced deinked pulp from wastepaper and purchased towel and tissue parent rolls. Fiber represents approximately 83% of our total raw materials or 47% of our total cost of sales in 2013. Market pulp (an aggregate of approximately 67,000 air-dried metric tonnes in 2013) was purchased on the open market and under contract, principally from producers in the United States and Canada.

During 2013 we purchased approximately 141,000 standard tons of wastepaper from domestic suppliers, some of which is under contract, at prevailing market prices. This wastepaper represented approximately 68% of the fiber required to manufacture 81% of our 2013 parent roll requirement. The balance of our parent roll requirements, or approximately 36,000 tons, was purchased from other towel and tissue manufacturers, some of which is under contract, at market prices.

Various chemicals are used in the papermaking processes. These industrial chemicals are purchased from a number of suppliers, some of which are under contract, at current market prices.

ENERGY

Our paper mills consume significant amounts of energy in the form of electrical, steam, and natural gas, which are adequately supplied by public utilities, energy marketers, or generated at facilities operated by us.

We contract for the supply and delivery of natural gas at both of our manufacturing facilities. Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities. We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period. Contracts expire at various times between 2014 and 2019. At December 31, 2013, we also have volume commitments for the supply of natural gas. These obligations expire between 2014 and 2017. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

PATENTS AND TRADEMARKS

Wausau Paper develops and maintains trademarks and patents in the conduct of our business. Trademarks include Wausau Paper®, Bay West®, EcoSoft™, DublSoft®, Artisan™, OptiCore®, OptiServ®, Revolution®, DublNature®, Dubl-Serv®, and Wave 'N Dry®, among others. Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets. We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business. We do not own or hold material licenses, franchises, or concessions.

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

MAJOR CUSTOMERS

One customer accounted for approximately 14% of our net sales. We believe the loss of any single customer would not have a material adverse effect on the Company.

BACKLOG

Order backlogs, at December 31, 2013, decreased to approximately 3,900 tons, representing $9.1 million in sales, compared to 4,200 tons, or $9.9 million in sales, at December 31, 2012. Order backlogs at December 31, 2011, were approximately 2,000 tons, or $4.2 million in sales. A change in customer backlog does not necessarily indicate a change in business conditions, as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers. The entire backlog at December 31, 2013, is expected to be shipped during the first quarter of 2014.

RESEARCH AND DEVELOPMENT

Research and development projects for the last three fiscal years primarily involved our new product offerings utilizing substrates from our new paper machine, as well as, new towel, tissue, and soap dispensers. Expenditures for product development were $1.4 million, $0.8 million, and $0.9 million in 2013, 2012, and 2011, respectively.

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

EMPLOYEES

We employed approximately 900 employees at the end of 2013. Less than one-third of our hourly mill employees are covered under collective bargaining agreements. We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011. The agreement covers all collectively bargained employees and includes competitive increases in wages and retirement income benefits. On December 20, 2011, the Company and the United Steelworkers Local 1381 signed a closure agreement for the Brokaw, Wisconsin, paper mill. Similarly, on March 18, 2013, we signed a closure agreement for the Brainerd, Minnesota, paper mill with the United Steelworkers Local 11-0022. In addition, on May 9, 2013, we signed an effects agreement with the United Steelworkers Locals 2-15, 2-1778, 2-316, and 2-221 related to the sale of our specialty paper business, including the Mosinee and Rhinelander, Wisconsin, paper mills. We maintain good labor relations at our remaining facilities and expect that any future contracts will be negotiated at competitive rates.

EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to executive officers of Wausau Paper as of March 3, 2014.

  Henry C. Newell, 56
  President and Chief Executive Officer since January 2012. Previously, Executive Vice President, Chief Operating Officer, (2011), Senior Vice President, Paper (2010-2011), Senior Vice President, Specialty Products (2008-2009), and Vice President, Business Development (2007-2008). Also, Vice President and Chief Financial Officer, for several portfolio companies of Atlas Holding LLC (2006-2007).

  Sherri L. Lemmer, 46
  Senior Vice President and Chief Financial Officer since May 2012. Previously, Vice President, Finance and Information Technology (2012), and Vice President, Corporate Controller (2006-2011).

  Matthew L. Urmanski, 41
  Senior Vice President and General Manager since December 2013. Previously, Senior Vice President, Tissue (2011-2013), Vice President, Administration, Tissue (2009-2011), Vice President, Financial Analysis and Business Support, Corporate (2006-2009), and Vice President Finance, Specialty Products (2002-2006).

AVAILABLE INFORMATION

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to "Investors – SEC Filings" at wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission ("SEC").

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

THE INDUSTRIAL AND COMMERCIAL AWAY-FROM-HOME MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND INCREASED COMPETITION COULD REDUCE OUR SALES AND PROFITABILITY.

We compete on the basis of the quality and performance of our products, customer service, product development activities, price, and distribution. All of our markets are highly competitive. Our competitors vary in size, and many have greater financial and marketing resources than we do. See Item 1 of this report for information regarding the number and identities of our competitors.

OUR BUSINESS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY DOWNTURNS IN THE TARGET MARKETS THAT WE SERVE OR REDUCED DEMAND FOR THE TYPES OF PRODUCTS WE SELL.

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our products. There may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The occurrence of these conditions is beyond our ability to control and, if they occur, may have a significant impact on our sales and results of operations.

CHANGES WITHIN THE PAPER INDUSTRY MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

Changes in the identity, ownership structure, and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance. New competitors may include foreign-based companies and commodity-based domestic producers who could enter our markets if they are unable to compete in their traditional markets.

THE COST OF RAW MATERIALS AND ENERGY USED TO MANUFACTURE OUR PRODUCTS COULD INCREASE.

Raw materials and packaging comprise approximately 57% of our cost of sales, with wastepaper, purchased parent rolls, and market pulp accounting for over three-quarters of this total. Raw material prices will change based on worldwide supply and demand. Market pulp price changes can occur due to worldwide consumption levels of wastepaper, market pulp production capacity, expansions or curtailments, inventory building or depletion, and market pulp changes related to wastepaper availability, environmental issues, or other variables.

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

WE MAY BE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH ORGANIZED LABOR UNIONS.

Some of our hourly production workforce is represented by labor unions. While we believe we have satisfactory relationships with the labor organizations that represent our employees, we cannot guarantee that labor-related disputes will not arise. Labor disputes could result in disruptions in production and could also cause increases in production costs, which could damage our relationships with our customers and adversely affect our business and financial results.

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

Our business is capital-intensive and requires significant expenditures for dispensers, manufacturing equipment, maintenance and new or enhanced equipment for environmental compliance matters, and to otherwise support our business strategies. We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flows, cash and cash equivalents, our existing credit facility or other bank lines of credit, and other long-term debt. If we are unable to generate sufficient cash flow from these sources or if we are unable to secure needed credit due to our performance or tighter credit markets, we could be unable to meet our near- and longer-term cash needs.

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

In March 2013, we closed our technical specialty paper mill in Brainerd, Minnesota. See Note 2 of the Notes to Consolidated Financial Statements for additional information. In addition, in the normal course of business, we engage in discussions with third parties relating to the possible acquisition of additional facilities and may consider, from time to time, the acquisition or disposition of businesses. We also continually review and may implement structural changes or invest in major capital projects designed to improve our operations or to reflect anticipated changes in long-term market conditions. In 2013, we completed an expansion project at our Harrodsburg, Kentucky manufacturing facility. As a result of this or similar future investments, our financial results may differ from the investment community's expectations in a given quarter, or over the long term. We may have difficulty integrating the acquisition of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. We may also have difficulty integrating a new manufacturing facility into current operations. These difficulties can arise for a variety of reasons, including, the size and complexity of the acquisition, the retention of key employees, the retention of key customers, and the ability to integrate manufacturing systems and transfer our corporate culture to new employees and facilities.

IF WE INCUR A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, AND STOCK PRICE.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations promulgated by the SEC (collectively, "Section 404") require us to assess and report on our internal control over financial reporting as of the end of each fiscal year. In our most recent report under Section 404, which is included in Item 8 of this report, we have concluded that our internal control over financial reporting is effective. Our independent registered public accounting firm has concurred with that assessment.

If we should develop a material weakness in our internal control over financial reporting, it could have a material adverse effect on the Company. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls. If a material weakness occurs, it could adversely affect our financial reporting process and our financial statements. If we fail to maintain effective internal control over financial reporting it could have a material adverse effect on our business, operating results, and our stock price.

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

FUTURE CHANGES IN TAX LAW OR OUR ABILITY TO REALIZE TAX CREDITS AND LOSS CARRYOVERS MAY ADVERSELY AFFECT OUR REPORTED RESULTS.

A change in tax law or our ability to realize tax credits and loss carryovers may have a significant effect on our reported results. Deferred tax assets are regularly reviewed for recoverability, and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether a valuation allowance is required is based on an analysis of all positive and negative evidence, including future earnings, changes in operations, the expected timing of the reversals of existing temporary differences, and tax strategies that could potentially change the likelihood of recoverability of a deferred tax asset.

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

WE RELY EXTENSIVELY ON COMPUTER SYSTEMS TO PROCESS TRANSACTIONS, MAINTAIN INFORMATION AND MANAGE OUR BUSINESSES. DISRUPTIONS IN THE AVAILABILITY OF OUR COMPUTER SYSTEMS COULD IMPACT OUR ABILITY TO SERVICE OUR CUSTOMERS AND ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

We have information technology controls in place to protect our proprietary information, employee, and customer data. Our business model does not include direct sales, so we do not have consumer credit card information. In the event the controls and protections we have in place fail to protect our information technology systems, disclosure or misuse of confidential or proprietary information, including sensitive customer, vendor, employee or investor information maintained in the ordinary course of our business, may occur. Any such event could cause damage to our reputation, loss of valuable information or loss of revenue and could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, or to protect against similar future events.

SIGNIFICANT SHAREHOLDERS OR POTENTIAL SHAREHOLDERS MAY ATTEMPT TO EFFECT CHANGES AT THE COMPANY OR ACQUIRE CONTROL OVER THE COMPANY, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Shareholders of the Company may engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes or acquire control over the Company. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire Company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, potentially disrupting operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. In addition, certain events, such as significant changes in our Board of Directors, may trigger change of control provisions under the terms of our credit facilities and certain agreements that we have in place with our executive officers. These change of control provisions, if triggered, could require us to immediately repay debt under our credit agreements and make significant payments to executive officers whose employment by the Company is terminated. As a result, shareholder campaigns could adversely affect our results of operations and financial condition.

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

•
under our articles of incorporation, prohibit us from entering into a "business combination" transaction with any person who acquires 10% of our voting stock at any time (an "interested 10% shareholder") unless certain "fair price" requirements are met or, in the alternative, either (a) two-thirds of the shares entitled to vote that are not held by the interested shareholder are voted for the transaction, or (b) the Board of Directors has approved the transaction;

•
under Wisconsin law, require that two-thirds of our voting stock must vote to approve any merger with another corporation, a share exchange, or the sale of substantially all of our assets;

•
under Wisconsin law, prohibit us from entering into a "business combination" transaction with an interested 10% shareholder for a period of three years from the date such person makes such an acquisition unless our Board of Directors had approved the business combination or the acquisition of shares before the date of the acquisition;

•
under Wisconsin law, prohibit us from entering into a "business combination" transaction with an interested 10% shareholder at any time after a period of three years from the date of becoming an interested 10% shareholder unless our Board of Directors had approved the acquisition of shares before the date of the acquisition, the business combination meets certain "fair price" requirements, or the business combination is approved by a majority of the shares entitled to vote which are not beneficially owned by the interested 10% shareholder;

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our headquarters, an owned property, is located in Mosinee, Wisconsin. Executive officers and staff who perform accounting, financial, and human resource services are located in the headquarters. Our operating facilities, all of which are owned properties, consist of the following:

Facility	Product	Number of Paper Machines	Practical Capacity(1) (tons)	2013 Actual (tons)

Middletown, OH	Tissue	2	120,000	119,300
	Deink Pulp	n/a	110,000	107,800
Harrodsburg, KY	Tissue(2)	1	70,000	47,400
	Converted Tissue	n/a	190,000	183,600
(1)
"Practical capacity" is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.

(2)
In 2011, our Board of Directors approved plans to expand our production capabilities in response to growing demand for our environmentally friendly premium products. The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky converting facility, that is capable of producing premium towel and tissue products from 100% recycled fiber. Initial start-up of the new paper machine occurred in mid-December 2012, with full commercialized production on the paper machine continuing through 2013.

We currently maintain warehouse distribution facilities in order to provide prompt delivery of our products. The facilities are:

Location	Square Feet	Owned or Leased (Expiration Date)

Harrodsburg, KY	970,000	Owned
Danville, KY	630,000	Leased (January 2015)
	134,000	Leased (May 2016)
	110,000	Leased (February 2015)

We also lease limited space in various warehouses to facilitate deliveries to customers.

During 2011, we sold approximately 80,700 acres of our timberlands, resulting in an after-tax gain of $23.3 million. We have completed the sale of the timberlands in our timberland sales program, which was initiated in 2005.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET AND DIVIDEND INFORMATION

Wausau Paper common stock is listed on the New York Stock Exchange under the symbol "WPP."

As of the record date of the annual meeting, February 28, 2014, (the "Record Date") there were approximately 1,700 holders of record of Wausau Paper common stock. We estimate that as of the Record Date there were approximately 24,700 additional beneficial owners whose shares were held in street name or in other fiduciary capacities. As of the Record Date, there were 49,747,687 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2013*
First Quarter	$11.09	$8.69	–
Second Quarter	$12.00	$9.57	$.06
Third Quarter	$13.01	$10.80	–
Fourth Quarter	$13.78	$11.11	$.06
2012*
First Quarter	$9.86	$8.16	–
Second Quarter	$9.81	$8.45	$.06
Third Quarter	$9.92	$7.48	–
Fourth Quarter	$9.32	$7.46	$.06
2011*
First Quarter	$9.05	$7.03	–
Second Quarter	$8.21	$5.83	$.06
Third Quarter	$7.62	$5.82	–
Fourth Quarter	$8.49	$6.05	$.06
*
Two cash dividends of $.03 per share were declared in the second and fourth quarters in 2013, 2012 and 2011.

Item 6. Selected Consolidated Financial Data
Wausau Paper Corp. and Subsidiaries Selected Financial Data

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2013*	2012**	2011***	2010****	2009*****

FINANCIAL RESULTS
Net sales	$348,584	$344,182	$335,230	$343,011	$336,269
Operating (loss) profit	(2,584)	1,137	50,004	27,724	34,347
Interest expense	8,802	3,330	6,850	6,587	8,986
(Loss) earnings from continuing operations before income taxes	(11,390)	(2,244)	42,440	21,117	25,347
Net (loss) earnings from continuing operations	(28,183)	(1,562)	25,228	12,220	15,092
Net earnings (loss) from discontinued operations	(69,082)	2,238	(46,926)	24,636	5,471
Net earnings (loss)	(97,265)	676	(21,698)	36,856	20,563
Cash dividends paid	5,929	5,918	5,905	1,475	4,151
Cash flows from operating activities	(1,655)	35,928	64,484	22,753	110,914
PER SHARE
Net (loss) earnings from continuing operations – basic	$(0.57)	$(0.03)	$0.51	$0.25	$0.31
Net earnings (loss) from discontinued operations – basic	(1.40)	0.05	(0.95)	0.50	0.11
Cash dividends declared	0.12	0.12	0.12	0.06	–
Stockholders' equity	3.40	4.17	3.99	5.30	4.62
Basic average number of shares outstanding	49,411	49,312	49,160	48,965	48,834
Price range (low and high closing)	$8.73-13.70	$7.61-9.86	$5.86-8.96	$6.12-11.66	$3.80-11.87
FINANCIAL CONDITION
Working capital	$33,905	$67,837	$71,039	$109,139	$92,122
Total assets	481,563	700,715	678,830	677,609	655,101
Long-term debt	150,000	196,200	127,650	127,382	117,944
Stockholders' equity	168,142	205,501	196,244	259,666	225,422
Capital expenditures	37,466	149,424	78,063	42,990	45,948
RATIOS
Percent net (loss) earnings from continuing operations to sales	(8.1%)	(0.0%)	7.5%	3.6%	4.5%
Percent net (loss) earnings from continuing operations to average stockholders' equity	(15.1%)	(0.8%)	11.1%	5.0%	7.0%
Ratio of current assets to current liabilities	1.5 to 1	1.7 to 1	1.5 to 1	1.8 to 1	1.7 to 1
Percent of long-term debt to total capitalization	47.2%	48.8%	39.4%	32.9%	34.4%

Within Continuing Operations:

*
In 2013, includes after-tax expense of $1.9 million ($3.0 million pre-tax) or $0.04 per share related to defined benefit retirement plan settlement charges, and after-tax credit of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a natural gas contract for a closed manufacturing facility. In addition, 2013 includes a tax valuation allowance loss of $21.0 million or $0.42 per share.

**
In 2012, includes after-tax expense of $4.5 million ($7.1 million pre-tax) or $0.09 per share related to defined benefit retirement plan settlement charges, after-tax expense of $5.3 million ($8.4 million pre-tax) or $0.11 per share related to a expansion project, and after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a natural gas contract for a closed manufacturing facility.

***
In 2011, includes after-tax gains of $23.3 million ($36.0 million pre-tax) or $0.47 per share related to timberland sales, and after-tax expenses of $1.4 million ($2.2 million pre-tax) or $0.03 per share related to the Tissue expansion project.

****
In 2010, includes after-tax gains of $5.0 million ($7.9 million pre-tax) or $0.10 per share related to timberland sales, after-tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a natural gas transportation contract for a closed manufacturing facility, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.

*****
In 2009, includes after-tax gains of $2.0 million ($3.2 million pre-tax) or $0.04 per share related to timberland sales includes after-tax expense of $1.6 million ($2.5 million pre-tax) or $0.03 per share related to expenses associated with the towel machine rebuild at our Middletown, Ohio mill.

Within Discontinued Operations:

*
In 2013, includes after-tax expense of $74.4 million ($118.1 million pre-tax) or $1.51 per share related to the closure of the Brainerd mill and the sale of the specialty paper business.

**
In 2012, includes after-tax expense of $4.9 million ($7.7 million pre-tax) or $0.10 per share related to defined benefit retirement plan settlement charges, includes after-tax expense of $4.2 million ($6.7 million pre-tax) or $0.09 per share of closure costs associated with the closure of the Brokaw, Wisconsin mill, and includes after-tax gain of $7.9 million ($12.5 million pre-tax) or $0.16 per share related to the sale of the premium Print & Color brands, select paper inventory, and long-lived assets.

***
In 2011, includes after-tax expense of $52.9 million ($81.8 million pre-tax) or $1.08 per share of closure costs associated with the 2012 closure of the Brokaw, Wisconsin mill, and after-tax expenses of $2.6 million ($4.0 million pre-tax) or $0.05 per share related to the paper machine rebuild at Paper's Brainerd, Minnesota mill.

*****
In 2009, includes after-tax expense of $17.3 million ($27.9 million pre-tax) or $0.35 per share related to closure costs and expenses as a result of the closure of our Groveton, New Hampshire and Jay, Maine mills, Appleton, Wisconsin converting facility, and the sale and closure of roll wrap operations. Further, includes an after-tax gain of $1.7 million ($2.7 million pre-tax) or $0.03 per share related to the sale of our non-core yeast business.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations. Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the away-from-home towel and tissue industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and labor unions, the failure to recruit and retain key personnel, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, changes in tax laws, increasing costs of certain employee and retiree benefits, unforeseen liabilities arising from current or prospective claims, unforeseen claims concerning intellectual property rights, unexpected disruptions in the availability of our computer systems, attempts by shareholders to effect changes at or acquire control over the Company, and the effect of certain organizational anti-takeover provisions. These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report. We assume no obligation, and do not intend, to update these forward-looking statements.

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

SALES REBATES

In certain circumstances, we will grant sales rebates to help stimulate sales of certain products. The expense for such rebates is accrued for and recorded as a deduction in arriving at our net sales at the time of the sale of the product to the customer. The amount of rebates to be paid is estimated based upon historical experience, announced rebate programs, and competitive pricing, among other things. In the future, we may take actions to increase customer rebates, possibly resulting in an increase in the deduction recorded to arrive at net sales at the time the incentive is offered.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 360-10 "Property, Plant, and Equipment", we evaluate the recoverability of the carrying amount of long-lived and other assets, including dispenser systems, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable and exceeds its fair value. The carrying amount of an asset may not be fully recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We use judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows, which requires us to make estimates of our future cash flows related to the asset subject to review. These estimates require assumptions about demand for our products, future market conditions, and technological developments. Other assumptions in determining fair value include determining the discount rate and future growth rates. Within discontinued operations in the years ended December 31, 2013, 2012, and 2011, we recorded pre-tax impairment losses of $64.5 million, $2.1 million, and $58.8 million, respectively. Additional information regarding impairment losses is available in "Note 2 – Discontinued Operations and Other" in the Notes to Consolidated Financial Statements.

PENSION BENEFITS

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, and assumed annual rate of compensation increase for plan employees, among other factors. Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods. For example, fluctuation in the discount rate assumption of 25 basis points would have impacted 2013 defined benefit pension obligations by approximately $6.7 million. Additional information regarding pension benefits is available in "Note 7 – Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

OTHER POST-RETIREMENT BENEFITS

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered post-retirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods. For example, fluctuation in the discount rate assumption of 25 basis points would have impacted the 2013 obligations for other post-retirement benefits by approximately $0.7 million. In addition, a one percentage point increase in the assumed health care cost trend rate would impact obligations for other post-retirement benefits by approximately $2.0 million, while a decrease of one percentage point would impact the same obligations by approximately $1.7 million. Additional information regarding other post-retirement benefits is available in "Note 7 – Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We record environmental liabilities based on estimates for known environmental remediation exposure utilizing information received from third-party experts and our past experience with these matters. At third-party sites where more than one potentially responsible party has been identified, we record a liability for an estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change. Additional information regarding environmental matters is available in "Note 10 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

TAX MATTERS

Under the provisions of FASB ASC Subtopic 740-10 "Income Taxes", the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At the end of 2013, we had federal and state net operating loss carryovers of $40.5 million and $174.7 million, respectively. At the end of 2013, we also had federal and state tax credit carryovers of $12.9 million and $10.8 million, respectively. These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2014 through 2037.

Tax valuation allowances totaled $20.9 million at the end of 2013. Of this amount, $8.0 million relates to the federal cellulosic biofuel credit carryover, and $12.9 million relates to state loss and credit carryovers, primarily in the state of Wisconsin. Deferred tax assets are regularly reviewed for recoverability, and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether a valuation allowance is required is based on an analysis of all positive and negative evidence, including future earnings, changes in operations, the expected timing of the reversals of existing temporary differences, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Other significant accounting policies, not involving the same level of uncertainties as those previously discussed, are important to an understanding of the consolidated financial statements. Additional information regarding significant accounting policies is available in "Note 1 – Description of the Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

OPERATIONS REVIEW

OVERVIEW

The year ended December 31, 2013, was a pivotal year for Wausau Paper. We completed the execution of our plans to transform our company into an organization that is 100 percent focused on away-from-home towel and tissue markets. In fact, this transformation has occurred over the past few years beginning with our former Paper segment as described below:

•
During the first quarter of 2012, we completed the sale of our premium Print & Color brands, inventory, and select equipment, and permanently ceased papermaking operations at our Brokaw, Wisconsin mill.

•
In the first quarter of 2013, we completed the closure of our technical specialty paper mill in Brainerd, Minnesota.

•
On June 26, 2013, we finalized the sale of our specialty paper business and primarily all its assets and selected liabilities, excluding the Brainerd mill.

Consequently, the operations of the former Paper segment and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated. For additional information on discontinued operations as a result of the sale of the specialty paper business, closure of the Brainerd mill, and closure of the Brokaw mill, refer to "Note 2 – Discontinued Operations and Other" in the Notes to Consolidated Financial Statements.

In coordination with our transformation to a pure play tissue company, during 2013:

•
We successfully commercialized the first green-field towel and tissue machine using ATMOS technology in North America; completing the largest capital expansion in our history,

•
We introduced 20 new items within our new Green Seal™ DublNature® family of premium away-from-home towel and tissue products, and

•
We achieved over 4 percent case volume growth over the course of the year, with over 7 percent case volume growth in the second half of the year or approximately 4 to 5 times the market growth rate of approximately 1.6 percent in the second half of 2013.

Not only were we able to accomplish these goals, we also:

•
Ensured that our balance sheet was strong enough to continue to support the acceleration of growth in tissue,

•
Reduced and realigned our existing cost structure, including a reduction of salaried staffing levels by approximately 20 percent by the end of 2013, and

•
Established a commitment to return additional capital to our shareholders.

2013 was a year of dynamic change for Wausau Paper, as we transformed our company into an organization that is 100 percent focused on the away-from-home towel and tissue markets.

CONSOLIDATED

(all dollar amounts in thousands, except per share data)	2013	2012	2011

(Loss) earnings from continuing operations	$(28,183)	$(1,562)	$25,228
Net (loss) earnings from continuing operations per share – basic and diluted	$(0.57)	$(0.03)	$0.51
(Loss) earnings from discontinued operations, net of taxes	$(69,082)	$2,238	$(46,926)
Net (loss) earnings from discontinued operations per share – basic and diluted	$(1.40)	$0.05	$(0.95)

In 2013, we reported a net loss from continuing operations of $28.2 million, or $0.57 per share, compared to a prior-year net loss from continuing operations of $1.6 million, or $0.03 per share. The net loss from continuing operations in 2013 included after-tax charges of $1.9 million, or $0.04 per share, related to settlement expenses associated with our defined benefit retirement plans, and an after-tax credit of $2.1 million, or $0.04 per share, related to a contract at a former manufacturing facility. Also included in 2013, was an additional provision for income taxes of $21.0 million, or $0.42 per share, related to an income tax valuation allowance for a portion of an existing cellulosic biofuels credit and certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

In 2012, we reported a net loss from continuing operations of $1.6 million, or $0.03 per share, compared to prior-year net earnings from continuing operations of $25.2 million, or $0.51 per share. The net loss from continuing operations in 2012 included after-tax charges of $5.3 million, or $0.11 per share, related to the tissue expansion project, after-tax charges of $4.5 million, or $0.09 per share, related to settlement expenses associated with our defined benefit retirement plans, and after-tax charges of $2.1 million, or $0.04 per share, related to a charge for a contract at a former manufacturing facility.

Net earnings for 2011 was $25.2 million, or $0.51 per share, which included after-tax expenses of $1.4 million, or $0.03 per share, related to a capital expansion project. In addition, 2011 included after-tax gains on sales of timberlands of $23.3 million, or $0.47 per share.

DISCONTINUED OPERATIONS

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and substantially all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013. In February 2013, we announced the planned closure of our Brainerd paper mill. The Brainerd mill permanently closed on March 29, 2013.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill. The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012. We permanently ceased papermaking operations at the Brokaw mill on February 10, 2012.

We determined that the sale of the specialty paper business, the closure of the Brainerd mill, and the closure of the Brokaw mill, met the criteria for discontinued operations presentation as established ASC Subtopic 205-20, "Discontinued Operations". The results of operations of the specialty paper business, Brainerd, and Brokaw mills have been reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the December 31, 2012, Consolidated Balance Sheet amounts included liabilities of discontinued operations only related to the Brokaw mill. The assets and liabilities of the specialty paper business and the Brainerd mill have not been reclassified in the December 31, 2012 Consolidated Balance Sheet. The Statements of Cash Flows for the years ended December 31, 2013 and 2012, have not been adjusted to separately disclose cash flows related to discontinued operations. Please refer to "Note 2 – Discontinued Operations and Other" in the Notes to Consolidated Financial Statements for additional information.

OUTLOOK

In the near term, the pace of growth in the overall United States and global economies is expected to remain slow. With our 2012 exit from the Print & Color markets and 2013 exit from the technical specialty paper business, we narrowed our focus to the comparatively stable and growing away-from-home tissue market category. We believe our narrowed focus will allow us to capitalize on our participation within the growing tissue market where our growth is presently exceeding overall market rates. Although our economic outlook continues to be cautious, we are focused and determined to achieve sales growth in our target markets. Our ability to achieve sales growth will continue to be influenced by general economic conditions, competitive factors, and changes in market demand and product pricing.

NET SALES AND GROSS PROFIT ON SALES

(all dollar amounts in thousands)	2013	2012	2011

Net sales	$348,584	$344,182	$335,230
Tons shipped	181,046	177,458	173,451
Cases shipped	16,728,540	16,021,000	15,502,791
Gross profit on sales	$49,602	$63,740	$91,318
Gross profit margin	14%	19%	27%

Net sales for the year ended December 31, 2013 were $348.6 million, compared with net sales of $344.2 million for the year ended December 31, 2012. Total shipments in 2013 of 181,046 tons increased 2% from the 177,458 tons shipped in 2012, and 2013 cases shipped of 16.7 million increased 4% from the 16.0 million shipped in 2012. Net sales in 2011 were $335.2 million, consisting of shipments of 173,451 tons, or 15.5 million cases.

Comparing 2013 to 2012, average net selling price per case decreased approximately 4%, or over $15 million, with actual net selling price decreases contributing to over three-quarters of the decline, and the remaining decrease a result of the composition of overall product mix. The decline in average net selling price during the comparative periods was primarily due to volume gains in our support product categories, which generally carry a lower average net selling price. Compared to 2011, 2012 average net selling price decreased 1%, or nearly $5 million, with actual net selling price decreases only partially offset by an improvement in composition of overall product mix.

Gross profit margin decreased to $49.6 million, or 14% of net sales, in 2013 compared with $63.7 million, or 19% of net sales, in 2012. Gross profit margin in 2011 was $91.3 million, or 27% of net sales.

During the year ended December 31, 2013, as compared to the same period in 2012, a decrease in fiber related costs of more than $1 million was more than offset by a decrease in average net selling price and significant increases in manufacturing costs, including a $8 million increase in depreciation expense and a $10 million increase in utilities primarily due to the new paper machine in Harrodsburg, Kentucky, resulting in a decline in gross profit. Comparing the year ended December 31, 2012 to the same period in 2011, a decrease in fiber and energy costs of approximately $15 million and

$1 million, respectively, was unable to offset increases in other manufacturing costs and a decrease in average net selling price. Gross profit in 2013, 2012 and 2011 was impacted by capital expenses totaling $0.1 million, $6.6 million and $0.8 million, respectively, due to the expansion project at our Harrodsburg facility. In addition, 2011 gross profit was favorably impacted by $36.0 million in gains on sales of timberlands.

During the year ended December 31, 2013, raw materials and packaging comprised approximately 57% of our total cost of sales, with market pulp, wastepaper, and purchased towel and tissue parent rolls accounting for over three-quarters of this total. Labor and fringes were approximately 18% of our total cost of sales, while utilities accounted for approximately 8%. Net other operating expenses, including outbound freight, depreciation, and maintenance, comprised the remaining 17% of our cost of sales.

Combined fiber prices, consisting of market pulp, wastepaper, and purchased towel and tissue parent rolls, decreased during 2013. As compared to 2012, 2013 fiber costs decreased approximately $1 million, after decreasing approximately $15 million in 2012 as compared with 2011. In 2011, pulp and wastepaper prices increased, reaching record highs before declining significantly in the last quarter of that year. Pulp and wastepaper prices continued to decline at moderate rates throughout 2012, leveling off near the end of the year. Pulp and wastepaper prices declined slightly in 2013 and have begun to increase in 2014.

In 2013, we consumed approximately 141,000 standard tons of wastepaper, 67,000 air-dried metric tons of market pulp, and 36,000 standard tons of purchased parent rolls. Approximately 137,000 standard tons of wastepaper, 19,000 air-dried metric tons of market pulp, and 73,000 standard tons of purchased parent rolls were consumed in 2012. The average price of wastepaper, used in the production of towel and tissue products, decreased $19 per standard ton, or nearly $3 million, in 2013 as compared to 2012. As compared with 2011, the average price of wastepaper decreased $66 per standard ton, or almost $9 million, in 2012. Purchased pulp increased $37 per metric ton, or $3 million in 2013 compared to 2012 while the price had decreased $88 per metric ton, or nearly $2 million from 2012 compared to 2011. Purchased towel and tissue parent rolls, used in our converting operations, decreased $100 per standard ton, or approximately $1 million, in 2013 as compared to 2012, after decreasing $56 per standard ton, or nearly $4 million, in 2012 as compared to 2011.

Energy-related prices, consisting primarily of natural gas, electricity, coal, fuel oil, and transportation, increased in 2013 as compared to 2012, with the increase in the price of natural gas, only partially offset by decreases in electricity, transportation, fuel oil and coal. In total, energy-related costs, including transportation, increased approximately $1 million in 2013 as compared with 2012, after decreasing approximately $1 million in 2012 as compared with 2011.

During 2013, the average price of natural gas increased 38%, or approximately $2 million, as compared with 2012. During 2012, the average price of natural gas decreased 22%, less that $1 million, as compared with 2011. As compared with 2012, 2013 electricity costs decreased approximately 5%, or approximately $1 million while fuel oil, transportation, and coal prices had less than a $1 million impact in 2013 as compared to 2012. Comparing 2012 with 2011, electricity prices decreased approximately 13%, or more than $1 million, while coal, transportation, and fuel oil price increases had less than a $1 million impact.

As previously discussed, in 2011 our Board of Directors approved plans to expand our production capabilities in response to growing demand for its environmentally friendly, strategic products. The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky converting facility, and is capable of producing premium towel and tissue products from 100% recycled fiber. We successfully started production on the new paper machine in December 2012 and introduced new premium recycled towel and tissue products throughout 2013. Within cost of sales, labor and fringe costs increased 5% in 2013 as compared to 2012, primarily due to increases in headcount due to the start-up of the new paper machine at the Harrodsburg facility. Depreciation expense increased 80% in 2013 as compared to 2012, also due to the new paper machine.

Estimated market demand for away-from-home towel and tissue products increased by approximately 1.6% in 2013 after a similar increase in 2012 as compared to 2011.

BACKLOGS

Customer order backlogs were approximately 3,900 tons, representing $9.1 million in sales at December 31, 2013. Customer backlogs, excluding discontinued operations, were approximately 4,200 tons, or $9.9 million in sales, as of December 31, 2012, and approximately 2,000 tons, or $4.2 million in sales, as of December 31, 2011. Changes in customer backlog do not necessarily indicate a change in business conditions, as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers. The entire backlog at December 31, 2013 is expected to be shipped during the first quarter of 2014.

LABOR

We employed approximately 900 employees at the end of 2013. Less than one-third of our hourly mill employees are covered under collective bargaining agreements. We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011. The agreement covers all collectively bargained employees and includes competitive increases in wages and retirement income benefits. On December 20, 2011, the Company and the

United Steelworkers Local 1381 signed a closure agreement for the Brokaw, Wisconsin, paper mill. Similarly, on March 18, 2013, we signed a closure agreement for the Brainerd, Minnesota, paper mill with the United Steelworkers Local 11-0022. In addition, on May 9, 2013, we signed an effects agreement with the United Steelworkers Locals 2-15, 2-1778, 2-316, and 2-221 related to the sale of our specialty paper business, including the Mosinee and Rhinelander, Wisconsin, paper mills.

SELLING AND ADMINISTRATIVE EXPENSES

(all dollar amounts in thousands)	2013	2012	2011

Selling and administrative expense	$52,186	$62,603	$41,314
Percent (decrease) increase	(17%)	52%	(13%)
As a percent of net sales	15%	18%	12%

Selling and administrative expenses for the year ended December 31, 2013 were $52.2 million, compared to $62.6 million in the same period of 2012. Selling and administrative expenses were $41.3 million for the year ended December 31, 2011. In 2013, stock-based incentive compensation programs resulted in expense of $2.5 million, compared to expense of $2.0 million in 2012 and $2.9 million in 2011. For additional information on our stock incentive programs, refer to "Note 9 – Stock Compensation Plans" in the Notes to Consolidated Financial Statements.

In 2013, selling and administrative expenses were impacted by $3.0 million related to charges associated with certain defined benefit retirement plans, and $3.3 million related to a credit for a natural gas transportation contract associated with a closed facility. In 2012, selling and administrative expenses were impacted by expenses of $7.1 million related to charges associated with certain defined benefit retirement plans, and $3.3 million related to a charge for a natural gas transportation contract associated with a closed facility.

Comparing the year ended December 31, 2012 to the same period in 2011, selling and administrative expense was impacted by significant increases in consulting, recruiting, and compensation related costs associated with the new positions created to support the start-up of the new paper machine at our Harrodsburg, Kentucky facility.

OTHER INCOME AND EXPENSE

(all dollar amounts in thousands)	2013	2012	2011

Interest expense	$8,802	$3,330	$6,850
Loss on early extinguishment of debt	–	–	666
Other, net	4	51	48

Interest expense increased for the year ended December 31, 2013, to $8.8 million compared to $3.3 million for the year ended December 31, 2012. In 2013 as compared with 2012, the increase in interest expense is due to reduced capitalized interest a result of the start up new paper machine at our Harrodsburg, Kentucky facility. Interest capitalized during the year ended December 31, 2013 was $0.4 million, compared with $4.7 million in the year ended December 31, 2012, and $0.7 million in the year ended December 31, 2011. Total debt was $150.0 million at December 31, 2013 compared to $196.2 million and $127.7 million at December 31, 2012 and 2011, respectively. Although the average balance of debt outstanding was higher in 2012 as compared to 2011, the interest expense decreased due the amount capitalized.

INCOME TAXES

(all dollar amounts in thousands)	2013	2012	2011

Income tax provision (credit) from continuing operations	$16,793	$(682)	$17,212
Effective tax rate	(147.4%)	30.4%	40.6%

During the year ended December 31, 2013, our effective income tax rate related to earnings (loss) from continuing operations before income taxes was impacted by adjustments made to our provision for taxes of approximately $21.0 million. The adjustments were related to income tax valuation allowances for a portion of an existing cellulosic biofuels credit and certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

The effective tax rate for 2014 is expected to be approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

The following discussions regarding liquidity and capital resources include discontinued operations in all periods presented.

CASH FLOWS AND CAPITAL EXPENDITURES

(all dollar amounts in thousands)	2013	2012	2011

Cash (used in) provided by operating activities	$(1,655)	$35,928	$64,484
Working capital	$33,905	$67,837	$71,039
Percent decrease	(50%)	(5%)	(35%)
Current ratio	1.5:1	1.7:1	1.5:1
Capital expenditures	$37,466	$149,424	$78,063
Percent increase (decrease)	(75%)	91%	82%

Cash used in operating activities was $1.7 million during the year ended December 31, 2013, compared to cash provided by operations of $35.9 million for the year ended December 31, 2012. Cash provided by operating activities decreased in 2013 as compared to 2012, primarily due to significant benefits achieved during 2012 as working capital, primarily related to the sale of the Print & Color brands, was liquidated. Cash provided by operating activities decreased in 2012 as compared with 2011, primarily due to increased contributions to our defined benefit pension and retirement plans and decreases in accrued and refundable income taxes.

Capital expenditures totaled $37.5 million, $149.4 million, and $78.1 million in 2013, 2012, and 2011, respectively. It is expected that capital spending will be approximately $35 million in 2014. The decrease in capital expenditures from 2012 to 2013 was due to the near completion of our Harrodsburg, Kentucky facility's new paper machine during 2012. Capital spending related to this project was $15 million and $131 million in 2013 and 2012, respectively. We began production of certain conventional grades on the new paper machine in December 2012, and produced and commercialized premium products in 2013.

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013, generating proceeds of approximately $105.1 million after settlement of transaction-related liabilities, transaction costs, and taxes.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill. The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012, generating proceeds of $20.5 million. During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million.

During 2011, we sold approximately 80,700 acres of timberlands for an after-tax gain of $23.3 million, completing a timberland sales program initiated in 2005. Through this timberland sales program, we have liquidated substantially all of our timberland holdings.

We believe that the available credit under our credit agreements and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2014.

DEBT AND EQUITY

(all dollar amounts in thousands)	2013	2012	2011

Long-term debt	$150,000	$196,200	$127,650
Total capitalization	318,142	401,701	323,894
Long-term debt/capitalization ratio	47%	49%	39%

At December 31, 2013, total debt was $150.0 million, a decrease of $46.2 million from the $196.2 million reported at December 31, 2012. During the first half of 2013, total debt increased to $217.0 million. We used $67.0 million of cash proceeds from the sale of our technical and specialty business, which totaled $105.1 million, to pay down outstanding debt. At December 31, 2011, total debt was $127.7 million. The increase in debt from 2011 to 2012 was due primarily to fund the increase in capital expenditures related to the expansion at our Harrodsburg, Kentucky facility, partially offset by cash generated from the sales of our premium Print & Color brands and a reduction in inventories.

On March 31, 2010, we entered into a note purchase and private-shelf agreement. This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014. On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement. The notes bear interest at 4.68% and mature on April 4, 2018. On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the agreement to $150 million. On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement. The notes bear interest at 4.00% and mature on June 30, 2016. At December 31, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes currently outstanding. Our ability to issue additional private placement notes under this agreement expires in July 2014.

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

On June 26, 2013, the credit agreement was amended to reduce the aggregate commitments from $125 million to $100 million. On December 17, 2013, the credit agreement was further amended to reduce the aggregate commitments under the revolving-credit agreement to $80 million and extended the maturity date for those obligations from June 30, 2014, until June 30, 2015.

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

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated debt to earnings before income taxes, depreciation, depletion, and amortization ratio, measured as of each fiscal quarter end, of not more than 4.0 to 1 until September 30, 2014, a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $205 million (increased by 25% of net quarterly income and proceeds from equity sales). Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement. At December 31, 2013 and 2012, we were in compliance with all required covenants.

During 2013 and prior years, we had an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement required unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper. Outstanding borrowings under this agreement at December 31, 2012, and 2011 were $40.7 million, and $8.7 million, respectively. There were no borrowings outstanding at December 31, 2013. On February 24, 2014, we terminated this commercial paper placement agreement.

On December 31, 2013, we had a total of approximately $130 million in unused borrowing capacity under existing credit facilities.

We do not have material market risk associated with derivative instruments, including interest-rate risk, foreign currency exchange risk, or commodity-price risk.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock. There were no repurchases of common stock during 2013, 2012, or 2011. Repurchases may be made from time to time in the open market or through privately negotiated transactions. At December 31, 2013, there were 2,009,774 shares available for purchase under the existing authorization.

In 2013, 2012 and 2011, the Board of Directors declared cash dividends of $0.12 per share of common stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2013:

		Payments Due by Period
(all dollar amounts in thousands)	Total	2014	2015	2016	2017	2018	Thereafter

Long-term debt	$150,000	$–	$–	$50,000	$50,000	$50,000	–
Interest on debt	24,904	7,591	7,388	6,185	3,122	618	–
Operating leases	2,606	1,902	539	165	–	–	–
Capital spending commitments	10,900	10,900	–	–	–	–	–
Retirement plan contributions	5,500	5,500	–	–	–	–	–
Post-retirement benefit plan	3,800	3,800	–	–	–	–	–
Purchase obligations	295,782	106,247	89,902	48,111	41,666	3,478	6,378

	$493,492	$135,940	$97,829	$104,461	$94,788	$54,096	$6,378

As discussed in "Note 8 – Income Taxes" in the Notes to Consolidated Financial Statements, under the provisions of FASB ASC Subtopic 740-10 at December 31, 2013, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $2.3 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

For additional information on debt and interest obligations, please refer to "Note 5 – Debt" in the Notes to Consolidated Financial Statements. For additional information on operating leases, please refer to "Note 6 – Lease Commitments" in the Notes to Consolidated Financial Statements. Commitments for capital spending and additional information with respect to the purchase obligations are described in "Note 10 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements. We also have various employee benefit plan obligations that are described in "Note 7 – Pension and Other Post-retirement Benefit Plans."

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We do not have a material market risk associated with derivative instruments, including interest rate risk, foreign currency exchange risk, or commodity-price risk. We generally conduct U.S. dollar-denominated international transactions, and our currency fluctuation risk for transactions denominated in foreign currency is not material. On March 31, 2010, we entered into a note purchase and private-shelf agreement. This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69%. At December 31, 2013, the estimated fair value of this fixed-rate debt was $54.2 million. On April 4, 2011, we issued an additional $50 million of unsecured senior notes having an interest rate of 4.68%. At December 31, 2013, the estimated fair value of this fixed-rate debt was $52.4 million. On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million. On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement with an interest rate of 4.00%. The estimated fair value of this fixed-rate debt was $51.3 million at December 31, 2013.

The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10% increase in market interest rates is estimated to be $0.4 million, and would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders' equity.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992).

Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting. This report appears on page 24.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our reports dated March 3, 2014 expressed unqualified opinions on the consolidated financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 3, 2014

Wausau Paper Corp. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$19,594	$4,044
Receivables, net	29,106	66,356
Refundable income taxes	1,927	2,146
Inventories	35,718	56,240
Spare parts	10,607	29,304
Other current assets	2,243	8,766
Assets of discontinued operations	8,587	–

Total current assets	107,782	166,856
Property, plant, and equipment – net	298,964	460,656
Deferred income taxes	20,470	19,496
Other assets	54,347	53,707

Total Assets	$481,563	$700,715

LIABILITIES
Current liabilities:
Accounts payable	$29,900	$50,072
Deferred income taxes	10,118	–
Accrued and other liabilities	31,965	48,114
Liabilities of discontinued operations	1,894	833

Total current liabilities	73,877	99,019
Long-term debt	150,000	196,200
Post-retirement benefits	30,247	91,591
Pension	38,838	81,411
Other noncurrent liabilities	19,470	26,993
Other noncurrent liabilities of discontinued operations	989	–

Total Liabilities	313,421	495,214

Commitments and contingencies	–	–
STOCKHOLDERS' EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized; issued 60,122,812 shares in 2013 and 2012)	178,342	178,005
Retained earnings	151,485	254,732
Accumulated other comprehensive loss	(27,220)	(91,096)
Treasury stock, at cost (10,667,058 and 10,799,891 shares in 2013 and 2012, respectively)	(134,465)	(136,140)

Total stockholders' equity	168,142	205,501

Total Liabilities and Stockholders' Equity	$481,563	$700,715

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2013	2012	2011

Net sales	$348,584	$344,182	$335,230
Cost of sales	298,982	280,442	243,912

Gross profit	49,602	63,740	91,318
Selling and administrative	52,186	62,603	41,314

Operating (loss) profit	(2,584)	1,137	50,004
Other income (expense):
Interest expense	(8,802)	(3,330)	(6,850)
Loss on early extinguishment of debt	–	–	(666)
Other, net	(4)	(51)	(48)

(Loss) earnings from continuing operations before income taxes	(11,390)	(2,244)	42,440
Provision (Credit) for income taxes	16,793	(682)	17,212

(Loss) earnings from continuing operations	(28,183)	(1,562)	25,228
(Loss) earnings from discontinued operations, net of taxes	(69,082)	2,238	(46,926)

Net (loss) earnings	$(97,265)	$676	$(21,698)

Net (loss) earnings per share – basic and diluted:
Continuing operations	$(0.57)	$(0.03)	$0.51
Discontinued operations	(1.40)	0.05	(0.95)

Net (loss) earnings	$(1.97)	$0.01	$(0.44)

Weighted average shares outstanding – basic	49,411	49,312	49,160

Weighted average shares outstanding – diluted	49,411	49,312	49,413

Dividends declared per common share	$0.12	$0.12	$0.12

Other comprehensive income (loss):
Retirement and other post-retirement plans, net of tax	$63,876	$12,981	$(37,898)

Other comprehensive income (loss)	63,876	12,981	(37,898)

Comprehensive (loss) income	$(33,389)	$13,657	$(59,596)

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(97,265)	$676	$(21,698)
Provision for depreciation, depletion, and amortization	82,048	47,642	55,815
Credit for losses on accounts receivable	(100)	(165)	(201)
Loss on early extinguishment of debt	–	–	666
Gain on sale of business	–	(12,515)	–
Loss (gain) on sale of assets	882	(960)	(36,202)
Impairment of long-lived assets	64,548	2,075	58,837
Non-cash inventory, spare parts and other writedowns	6,653	–	13,093
Compensation expense for stock-based awards	1,773	2,021	3,016
Deferred income taxes	(25,373)	(2,077)	(23,269)
Changes in operating assets and liabilities:
Receivables	(972)	21,726	6,432
Inventories	(2,393)	18,235	18,965
Other assets	(22,793)	(20,568)	(17,608)
Accounts payable and other liabilities	(9,469)	(11,153)	(1,558)
Accrued and refundable income taxes	806	(9,009)	8,196

Net cash (used in) provided by operating activities	(1,655)	35,928	64,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,466)	(149,424)	(78,063)
Grants received for capital expenditures	–	236	610
Proceeds from sale of business	105,067	20,817	–
Proceeds from sale of assets	1,243	7,194	43,830

Net cash provided by (used in) investing activities	68,844	(121,177)	(33,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net issuances (payments) of commercial paper	(40,700)	32,050	(14,590)
Borrowings under credit agreements	65,000	8,500	36,250
Payments under credit agreements	(70,500)	(3,000)	(36,250)
Issuances of notes payable	–	50,000	50,000
Payments of notes payable	–	–	(35,000)
Payments of industrial development bond agreement	–	(19,000)	–
Payment of premium on early extinguishment of debt	–	–	(708)
Dividends paid	(5,929)	(5,918)	(5,905)
Proceeds from stock option exercises	490	–	–

Net cash (used in) provided by financing activities	(51,639)	62,632	(6,203)

Net increase (decrease) in cash and cash equivalents	15,550	(22,617)	24,658
Cash and cash equivalents at beginning of year	4,044	26,661	2,003

Cash and cash equivalents at end of year	$19,594	$4,044	$26,661

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$7,606	$2,012	$5,677
Income taxes paid	$224	$3,145	$1,176

Noncash investing activities: For the years ended December 31, 2013, 2012, and 2011, capital expenditures included in accounts payable were $7.1 million, $4.7 million, and $20.3 million, respectively. Included within receivables for the year ended December 31, 2013 is $1.0 million for capital expenditure grants.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(all dollar amounts in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balances December 31, 2010	$178,089	$287,664	$(66,179)	$(139,908)	$259,666
Net loss		(21,698)			(21,698)
Retirement and other post-retirement plans (Net of $25,371 deferred tax)			(37,898)		(37,898)
Cash dividends declared		(5,950)			(5,950)
Restricted stock grant	53			(101)	(48)
Settlement of performance unit grant	(2,823)			1,999	(824)
Stock-based award compensation	2,996				2,996

Balances December 31, 2011	178,315	260,016	(104,077)	(138,010)	196,244
Net earnings		676			676
Retirement and other post-retirement plans (Net of $7,975 deferred tax)			12,981		12,981
Cash dividends declared		(5,960)			(5,960)
Settlement of performance unit grant	(2,331)			1,870	(461)
Stock-based award compensation	2,021				2,021

Balances December 31, 2012	178,005	254,732	(91,096)	(136,140)	205,501
Net loss		(97,265)			(97,265)
Retirement and other post-retirement plans (Net of $38,603 deferred tax)			63,876		63,876
Cash dividends declared		(5,982)			(5,982)
Stock options exercised	(203)			693	490
Settlement of performance unit grant	(1,233)			982	(251)
Stock-based award compensation	1,773				1,773

Balances December 31, 2013	$178,342	$151,485	$(27,220)	$(134,465)	$168,142

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

Wausau Paper Corp. manufactured, converted, and sold specialty paper products for industrial and commercial end markets and premium printing and writing papers within the former Paper segment. The premium Print & Color brands were sold in January of 2012 and the Brokaw, Wisconsin mill was closed in February 2012. In January 2013, we announced our intent to focus our management efforts and future investments on our Tissue business. In March 2013, we permanently closed our Brainerd, Minnesota, mill and on June 26, 2013, completed the sale of our specialty paper business, ending our participation in the markets in which our former Paper segment competed. See Note 2 for further information regarding discontinued operations.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Wausau Paper Corp. and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The results of operations of our specialty paper and printing and writing business are reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The corresponding assets and liabilities of the discontinued operations in the Consolidated Balance Sheets have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the December 31, 2012 balance sheet amounts include liabilities of discontinued operations related only to the Brokaw mill. Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation. See Note 2 for further information regarding discontinued operations.

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

There were approximately $18.3 million and $3.1 million of cash and cash equivalents on deposit with one bank at December 31, 2013 and 2012, respectively.

INVENTORIES

Finished paper products and raw materials are valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. Liquidations in individual LIFO inventory pools, excluding the impact of discontinued operations, decreased cost of sales by less than $0.1 million for the years ended December 31, 2013 and 2012.

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

Excluding discontinued operations, interest capitalized on long-term projects in 2013, 2012, and 2011 totaled $0.4 million, $4.8 million, and $0.7 million, respectively.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally based on a discounted cash flow analysis. Included in discontinued operations in 2013, 2012, and 2011, we recorded impairment losses of $64.5 million, $2.1 million, and $58.8 million, respectively. See Note 2 for a further discussion on impairment losses.

In 2011, we completed the sale of substantially all of our remaining timberland holdings, resulting in a gain of $36.0 million in the year ended December 31, 2011. There were no sales of timberlands for the years ended December 31, 2012 or 2013. Timberland sales gains are recorded in cost of sales in the Consolidated Statements of Comprehensive Income (Loss).

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $17.6 million, $56.2 million, and $64.2 million at December 31, 2013, 2012, and 2011, respectively.

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

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost. These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement. We evaluate the recoverability of the carrying amount of the dispenser systems whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We use judgment to determine when an impairment test is necessary. No impairment losses related to dispenser systems were recorded in 2013, 2012, or 2011. The net costs associated with providing the dispenser system at a discount are recorded in other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement. There were approximately $47.2 million and $44.5 million recorded in other assets for dispenser systems at December 31, 2013 and 2012, respectively. In the years ended December 31, 2013, 2012, and 2011, deferred costs related to dispenser systems were approximately $20.7 million, $19.1 million, and $15.5 million, respectively. In the years ended December 31, 2013, 2012, and 2011, amortization of deferred costs related to dispenser systems was approximately $18.0 million, $17.2 million, and $17.0 million, respectively.

STOCK-BASED COMPENSATION PLANS

The provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 718-10 "Compensation – Stock Compensation", require that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement. See Note 9 for a further discussion on stock-based compensation plans.

EARNINGS PER SHARE

We present both basic and diluted net earnings (loss) per share ("EPS") amounts. Basic EPS is calculated based on the weighted average number of common shares outstanding during the respective year, while diluted EPS is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the respective year. The difference between basic and diluted EPS is solely attributable to stock-based compensation plans. See Note 9 for information on stock-based compensation plans. We use the treasury-stock method to calculate the impact of outstanding awards of stock options, restricted stock, and restricted stock unit awards, referred to as performance units. Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS and, accordingly, are excluded from the calculation.

Due to the net loss from continuing operations for the years ended December 31, 2013 and 2012, stock-based grants for 1,831,439 and 1,917,191, respectively, were considered to be antidilutive. For the year ended December 31, 2011, stock-based grants for 1,886,214 were excluded from the diluted EPS calculation because the shares were antidilutive.

Basic and diluted net (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2013	2012	2011

Basic weighted average common shares outstanding	49,411	49,312	49,160
Dilutive securities:
Stock compensation plans	–	–	253

Diluted weighted average common shares outstanding	49,411	49,312	49,413

(Loss) earnings from continuing operations, net of tax	$(28,183)	$(1,562)	$25,228
(Loss) earnings from discontinued operations, net of tax	(69,082)	2,238	(46,926)

Net (loss) earnings	$(97,265)	$676	$(21,698)

Net (loss) earnings from continuing operations, per share – basic and diluted	$(0.57)	$(0.03)	$0.51
Net (loss) earnings from discontinued operations, per share – basic and diluted	(1.40)	0.05	(0.95)

Net (loss) earnings per share – basic and diluted	$(1.97)	$0.01	$(0.44)

DERIVATIVES

In the past, we have used derivative instruments to mitigate our exposure to interest rate risk. We do not issue such instruments for trading purposes. At December 31, 2013 and 2012, there were no derivative instruments outstanding.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Expenditures for product development, excluding discontinued operations, were $1.4 million, $0.8 million, and $0.9 million in 2013, 2012, and 2011, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update ("ASU") No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. The guidance requires the presentation of amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that do not meet this requirement, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. We adopted ASU No. 2013-02 on January 1, 2013. The new guidance affects disclosures only and did not have an impact on our results of operations or financial position. See Note 3 for further information regarding AOCI.

In July 2013, the FASB issued ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This guidance requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The guidance is to be applied prospectively beginning January 1, 2014. We are currently evaluating the impact of the guidance as it may affect balance sheet classification of certain unrecognized tax benefits.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code ("IRC") and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and will affect all taxpayers that acquire, produce, or improve tangible property. Based upon preliminary analysis, we do not expect that the adoption of these regulations will have a material impact on our Consolidated Financial Statements.

NOTE 2 DISCONTINUED OPERATIONS AND OTHER

We determined that as of June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd mill, and as of March 31, 2012, the closure of the Brokaw mill, met the criteria for discontinued operations presentation as established ASC Subtopic 205-20, "Discontinued Operations". The results of operations of the specialty paper business, Brainerd, and Brokaw mills have been reported as discontinued operations in the Consolidated Statements of Comprehensive Income

(Loss) for all periods presented. The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the December 31, 2012, balance sheet amounts included liabilities of discontinued operations only related to the Brokaw mill. The assets and liabilities of the specialty paper business and the Brainerd mill have not been reclassified in the December 31, 2012 balance sheet. The statements of cash flows for the years ended December 31, 2013 and 2012 have not been adjusted to separately disclose cash flows related to discontinued operations.

We evaluated the recoverability of the carrying amount of the long-lived assets of the discontinued operation. As part of the evaluation, we estimated the future cash flows related to the long-lived assets using a probability weighted estimate and determined those cash flows were not sufficient to recover the carrying value of the long-lived assets. As there were no quoted market prices available for these or similar assets, we used our best estimates in determining the fair value of the long-lived assets of the discontinued operation based upon a range of anticipated sales prices for these assets. The use of these unobservable inputs, or level 3 inputs, resulted in pre-tax impairment charges as detailed below.

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013, resulting in net cash proceeds, subject to certain post-closing adjustments, of approximately $105.1 million after settlement of transaction-related liabilities, transaction costs, and taxes. The sale generated a pre-tax impairment charge of $64.5 million. Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction. Additional pre-tax charges recorded for the year ended December 31, 2013 related to the sale of the specialty paper business were severance and benefit continuation costs of $2.0 million and other associated costs of $5.2 million.

In February 2013, we announced the planned closure of our Brainerd paper mill. The Brainerd mill permanently closed on March 29, 2013. Related pre-tax charges recorded for the year ended December 31, 2013 were accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; severance and benefit continuation costs of $1.4 million; and other associated costs of $2.6 million. The sale of Brainerd mill inventory, not included within the sale of the specialty paper business, caused liquidation in individual LIFO inventory pools during the year ended December 31, 2013, resulting in pre-tax income of approximately $1.7 million.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill. The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012. We permanently ceased papermaking operations at the mill on February 10, 2012. The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment generated a pre-tax gain of $12.5 million. During the third quarter of 2012, we completed the sale and disposal of the remaining long-lived assets of the Brokaw mill, generating proceeds of $4.8 million and a pre-tax gain of approximately $0.2 million. Related pre-tax charges recorded for the year ended December 31, 2012 were impairment charges of $2.1 million; inventory and spare parts write downs of $1.0 million; severance and benefit continuation costs of $1.8 million; and other associated costs of $1.8 million. Related pre-tax charges recorded for the year ended December 31, 2011 were impairment charges of $58.8 million; inventory and spare parts write downs of $13.1 million; severance and benefit continuation costs of $5.0 million; curtailment expenses of $4.3 million; and other associated costs of $0.6 million. The sale of select Print & Color paper inventory caused liquidation in individual LIFO inventory pools during the year ended December 31, 2012, resulting in pre-tax income of approximately $12.1 million, which is recorded in earnings from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss).

At December 31, 2013, there was $8.6 million in current assets of discontinued operations comprised primarily of $6.7 million in held for sale assets of the closed Brainerd mill. Also at December 31, 2013 there were $1.9 million in accrued and other current liabilities and $1.0 million in other noncurrent liabilities that are primarily related to contract termination costs and are classified as discontinued operations in the Consolidated Balance Sheets. There were no assets of discontinued operations at December 31, 2012. At December 31, 2012, there was $0.8 million in accrued and other liabilities that are classified as discontinued operations in the Consolidated Balance Sheets.

The following table summarizes certain Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

(all amounts in thousands, except per share data)	2013	2012	2011

Net sales	$211,250	$524,078	$698,773

(Loss) earnings from discontinued operations before income taxes	$(111,719)	$1,910	$(75,978)
(Credit) provision for income taxes	(42,637)	(328)	(29,052)

(Loss) earnings from discontinued operations, net of taxes	$(69,082)	$2,238	$(46,926)

Net (loss) earnings per share – basic and diluted	$(1.40)	$0.05	$(0.95)

We executed restructuring activities related to our discontinued operations, and have recognized net pre-tax charges of $118.1 million, $6.7 million, and $81.8 million related to discontinued operations, including the impairment charges discussed above for the years ended December 31, 2013, 2012 and 2011, respectively. These charges, which are detailed in the following table, are recorded in (loss) earnings from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss).

(all dollar amounts in thousands)	2013	2012	2011

Impairment of long-lived assets	$64,548	$2,075	$58,837
Accelerated depreciation on long-lived assets	35,716	—	—
Inventory and spare parts write-downs	6,712	985	13,093
Severance and benefit continuation costs	3,392	1,819	4,997
Curtailment charge	–	–	4,314
Other associated costs, net	7,751	1,771	580

Total	$118,119	$6,650	$81,821

No additional significant pre-tax closure charges related to discontinued operations are expected to be incurred in 2014. Following is a summary of the liabilities for discontinued operations through December 31, 2013:

(all dollar amounts in thousands)	December 31, 2012	Reserve Provisions	Payments/ Usage	December 31, 2013

Severance and benefit continuation	$26	$3,393	$(2,985)	$434
Contract termination	–	3,717	(816)	2,901
Other	22	5,359	(5,348)	33

Total	$48	$12,469	$(9,149)	$3,368

Following is a summary of the liabilities for restructuring expenses through December 31, 2012, related to the closure of the Brokaw mill, all of which were included in liabilities of discontinued operations – current as of December 31, 2012:

(all dollar amounts in thousands)	December 31, 2011	Reserve Provisions	Payments/ Usage	December 31, 2012

Severance and benefit continuation	$4,997	$1,819	$(6,790)	$26
Contract termination and other	570	179	(727)	22

Total	$5,567	$1,998	$(7,517)	$48

During the year ended December 31, 2013, we recorded a pre-tax credit of $3.3 million, $0.2 million of which related to refunds if previous payments, related to a previously terminated natural gas contract for our previously closed Groveton, New Hampshire mill compared to pre-tax charges of $3.3 million in the year ended December 31, 2012. There were no pre-tax charges or credits recognized during the year ended December 31, 2011. These charges are included in selling and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2013, we recorded expense of approximately $0.7 million and made payments of $1.2 million related to this natural gas contract compared to expenses of $0.6 million and payments of $2.0 million during the year ended December 31, 2012. We will continue to make payments related to the contract over the original contractual term which expires in 2019. At December 31, 2013, $0.8 million and $7.8 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton mill. At December 31, 2012, $2.3 million and $9.8 million were included in current liabilities and noncurrent liabilities, respectively, related to these contract termination fees. At December 31, 2011, $2.3 million and $7.9 million are included in current liabilities and noncurrent liabilities, respectively, related to these contract termination costs.

NOTE 3 ACCUMULATED OTHER COMPREHENSIVE LOSS

For all periods presented in the consolidated financial statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans. During the year ended December 31, 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	63,876

Balance at December 31, 2013	$(27,220)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the nine months ended December 31, 2013:

(all dollar amounts in thousands)		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income (Loss)

Pension and other post-retirement benefit obligation changes:
Amortization of prior service (cost) credit, net	$13,110	(a)
Amortization of actuarial gains (losses), net	68,055	(a)
Curtailments	21,314	(a)

Reclassifications before tax	102,479
Tax Provision	(38,603)

Reclassifications for the period, net of tax	$63,876

(a)
These accumulated other comprehensive income components are included in the computation of net periodic benefit costs. See Note 7 regarding pension and other post-retirement net periodic benefit costs.

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION

As discussed in Note 2, the corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the balance sheet amounts below exclude all discontinued operations for December 31, 2013 and only exclude only those assets related to the Brokaw mill at December 31, 2012.

(all dollar amounts in thousands)	2013	2012

Receivables
Trade	$28,549	$65,148
Other	708	1,895

	29,257	67,043
Less: allowances for doubtful accounts	(151)	(687)

	$29,106	$66,356

Inventories
Raw materials	$25,714	$35,171
Work in process and finished goods	17,087	61,482
Supplies	1,992	4,723

Inventories at cost	44,793	101,376
LIFO reserve	(9,075)	(45,136)

	$35,718	$56,240

Property, plant, and equipment
Buildings	$82,610	$130,250
Machinery and equipment	447,396	936,244

	530,006	1,066,494
Less: accumulated depreciation	(239,983)	(627,937)

Net depreciated value	290,023	438,557
Land	1,734	3,391
Construction in progress	7,207	18,708

	$298,964	$460,656

Accrued and other liabilities
Payroll	$4,307	$8,271
Vacation pay	4,624	10,721
Compensation plans	485	265
Employee retirement plans	8,765	7,169
Rebates	4,671	5,719
Accrued income taxes	965	643
Other	8,148	15,326

	$31,965	$48,114

NOTE 5 DEBT

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2013	2012

Unsecured private placement notes with interest of 4.00%, due June 30, 2016	$50,000	$50,000
Unsecured private placement notes with interest of 5.69%, due April 9, 2017	50,000	50,000
Unsecured private placement notes with interest of 4.68%, due April 4, 2018	50,000	50,000
Revolving-credit agreement with financial institutions, with weighted average interest rate of 4.20% in 2012	–	5,500
Commercial paper placement agreement, with weighted average interest rate of 1.48% in 2012	–	40,700

Total long-term debt	$150,000	$196,200

On March 31, 2010, we entered into a note purchase and private-shelf agreement. This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% with a maturity date of April 9, 2017, and also established a three-year private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance. On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement. The notes bear interest at 4.68% and mature on April 4, 2018. On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the agreement to $150 million. On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement. The notes bear interest at 4.00% and mature on June 30, 2016. At December 31, 2013, the total availability of unsecured private placement notes was $200 million, with $150 million of unsercured private placement notes currently outstanding. Our ability to issue additional private placement notes under this agreement expires in July 2014.

In August 1995, we obtained $19 million in industrial development bond financing to fund an upgrade of the Brokaw mill wastewater treatment plant. During the second quarter of 2012, we settled our obligations related to the $19 million of industrial development bonds. There were no prepayment penalties or significant costs associated with the retirement of these obligations.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance (see Note 12). The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities. At December 31, 2013, the estimated fair value of long-term debt is approximately $158 million compared to a carrying value of $150 million. At December 31, 2012, the estimated fair value of long-term debt was approximately $209 million compared to a carrying value of $196 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions that will expire on June 23, 2014. Under this agreement, we may elect the base for interest from either domestic or offshore rates. In addition, the agreement provides for sublimits of $50 million for the issuance of standby letters of credit and $10 million for certain short-term bid loans among the bank group. Under the credit agreement, we pay an annual facility fee. Total facility fees paid under this agreement and previous agreements were $0.5 million in 2013, $0.7 million in 2012, and $0.4 million in 2011. At December 31, 2012, $5.5 million was outstanding under the revolving-credit agreement.

On June 26, 2013, the credit agreement was amended to reduce the aggregate commitments from $125 million to $100 million. On December 17, 2013, the credit agreement was further amended to reduce the aggregate commitments under the revolving-credit agreement to $80 million and extended the maturity date for those obligations from June 30, 2014, until June 30, 2015.

In addition to representations and warranties, covenants, and provisions for default customary for facilities of this nature for customers of the banks having similar creditworthiness, we are required to maintain a consolidated debt to earnings before income taxes, depreciation, depletion, and amortization ratio, measured as of each fiscal quarter end, of not more than 4.0 to 1 until September 30, 2014 a consolidated interest coverage ratio of not less than 3.0 to 1, and an adjusted consolidated net worth of $205 million (increased by 25% of net quarterly income and proceeds from equity sales). Also, we are subject to similar financial and other covenants under the note purchase and private-shelf agreement. At December 31, 2013 and 2012, we were in compliance with all required financial covenants.

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

We maintain an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations. The agreement requires unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper. Outstanding borrowings under this agreement at December 31, 2012 were $40.7 million. There were no borrowings outstanding at December 31, 2013. On February 24, 2014, we terminated this commercial paper placement agreement.

On December 31, 2013, we had a total of approximately $130 million available for borrowing under our existing credit facilities.

The aggregate annual maturities of long-term debt are as follows:

(all dollar amounts in thousands)	Annual maturities

2014	$–
2015	–
2016	50,000
2017	50,000
2018	50,000
Thereafter	–

NOTE 6 LEASE COMMITMENTS

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2013:

(all dollar amounts in thousands)	Operating Leases

2014	$1,902
2015	539
2016	165
2017	–
2018	–
Thereafter	–

Total minimum payments	$2,606

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2013	2012	2011

Rent expense	$2,921	$1,993	$2,121

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

On June 26, 2013, we finalized the sale of our specialty paper business and primarily all assets and selected liabilities, excluding our Brainerd, Minnesota mill. As part of the sale, we entered into an effects agreement with the unions representing the hourly employees affected by the sale. This agreement included the negotiation of certain pension and other-postretirement benefits for various employee groups.

The changes in benefit obligations and plan assets at December 31, 2013 and 2012, are presented in the following schedule.

	Retirement Benefits		Other Post-retirement Benefits
(all dollar amounts in thousands)	2013	2012	2013	2012

Change in benefit obligation:
Benefit obligation at beginning of year	$265,664	$285,904	$96,291	$101,221
Service cost	1,517	2,494	1,236	2,060
Interest cost	9,813	10,807	2,618	4,157
Amendments	–	–	(8,941)	–
Net actuarial (gain) loss	(27,636)	12,740	(16,406)	(6,710)
Participant contributions	–	–	2,837	2,500
Curtailments	–	–	(37,318)	(741)
Special termination benefits	4,721	–	–	–
Benefits paid	(21,037)	(46,281)	(6,220)	(6,196)

Benefit obligation at December 31	$233,042	$265,664	$34,097	$96,291

Change in plan assets:
Fair value at beginning of year	$177,590	$179,905	$–	$–
Actual return on plan assets	27,713	20,070	–	–
Company contributions	848	23,896	3,383	3,696
Participant contributions	–	–	2,837	2,500
Benefits paid	(21,037)	(46,281)	(6,220)	(6,196)

Fair value at December 31	$185,114	$177,590	$–	$–

Funded status at December 31	$(47,928)	$(88,074)	$(34,097)	$(96,291)

Amounts recognized in the Consolidated Balance
Sheets consist of:
Current liabilities	$(3,546)	$(808)	$(3,850)	$(4,700)
Noncurrent liabilities	(44,382)	(87,266)	(30,247)	(91,591)

Amounts recognized at December 31	$(47,928)	$(88,074)	$(34,097)	$(96,291)

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

	Retirement Benefits		Other Post-retirement Benefits
(all dollar amounts in thousands)	2013	2012	2013	2012

Prior service cost (credit)	$1,205	$4,975	$(8,748)	$(5,952)
Net loss (gain)	38,361	69,802	(3,598)	22,271

Net amount recognized at December 31	$39,566	$74,777	$(12,346)	$16,319

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $233.0 million and $265.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target Allocations	Percentage of Plan Assets at Measurement Date
		2013	2012

Asset category
Equity securities	60%	63%	61%
Debt securities	40%	37%	39%

Total	100%	100%	100%

Wausau Paper's Investment Committee, as established by the Board of Directors, monitors pension assets and the performance of pension investments. The Investment Committee generally manages toward an asset allocation consisting of approximately 60% equity securities and 40% debt securities. An external investment manager is used to assist us in establishing our investment strategies and policies. We consider the historical and projected returns for each asset category and believe that the investment strategy employed will provide a blended rate of return on pension assets consistent with current pension valuation assumptions.

The plan's assets are recorded at estimated fair value utilizing level 2 inputs (see Note 12). Level 2 inputs are inputs other than quoted market prices that are observable for securities, either directly or indirectly. All of the plan's assets are in pooled separate accounts and are stated at estimated fair value based on quoted market prices of the underlying investments held by the pooled separate accounts. Following is a summary, by asset category, of the fair value level 2 inputs of our plan assets at December 31, 2013 and 2012:

	2013	2012

Asset category:
Domestic pooled separate accounts	$155,821	$148,908
Foreign pooled separate accounts	29,293	28,682

Total	$185,114	$177,590

As of December 31, 2013, each of our investments in pooled separate accounts is subject to immediate redemption and there are no significant restrictions on the ability to sell such investments. There are no circumstances in which an otherwise redeemable investment would not be redeemable. As of December 31, 2013, we had no unfunded commitments related to our pooled separate accounts.

During 2014, we anticipate making contributions of $5.5 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements and elective contributions. We also expect to contribute $3.8 million directly to other post-retirement plans. Benefit payments expected to be paid in each of the next five years and in the aggregate for the five years thereafter are:

(all dollar amounts in thousands)	Retirement Benefit Payments	Other Post-retirement Benefit Payments

2014	$14,425	$3,850
2015	14,372	3,409
2016	14,468	3,391
2017	16,095	3,149
2018	16,259	2,894
2019-2023	81,358	10,928

Inclusive of discontinued operations, the components of net periodic benefit costs recognized in the Consolidated Statements of Comprehensive Income (Loss) are as follows:

	Retirement Benefits			Other Post-retirement Benefits
(all dollar amounts in thousands)	2013	2012	2011	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$1,517	$2,494	$2,965	$1,267	$2,030	$1,506
Interest cost	9,813	10,807	12,378	2,618	4,157	4,373
Expected return on plan assets	(12,947)	(14,504)	(15,060)	–	–	–
Amortization of:
Prior service cost (benefit)	703	1,097	1,774	(1,905)	(3,078)	(3,438)
Actuarial loss	4,888	5,337	3,635	1,318	3,152	2,180
Curtailment losses (gains)	5,369	–	4,314	(16,004)	(634)	–
Special termination benefits	4,721	–	–	–	–	–
Settlements	3,011	14,835	–	–	–	–

Total net periodic benefit cost	$17,075	$20,066	$10,006	$(12,706)	$5,627	$4,621

	Retirement Benefits			Other Post-retirement Benefits
(all dollar amounts in thousands)	2013	2012	2011	2013	2012	2011

Recognized in other comprehensive loss (before tax effect):
Net actuarial (gain) loss	$(42,403)	$7,175	$49,637	$(16,434)	$(7,452)	$12,644
Prior service cost (credit)	–	–	8,810	(8,941)	–	643
Amortization of:
Net actuarial loss	(7,900)	(20,173)	(3,635)	(1,318)	(2,411)	(2,180)
Prior service (cost) credit	(6,073)	(1,097)	(6,088)	1,904	2,971	3,438
Curtailments	–	–	–	(21,314)	–	–

Total recognized in other comprehensive loss	(56,376)	(14,095)	48,724	(46,103)	(6,892)	14,545

Total recognized in net periodic benefit cost and other comprehensive loss	$(39,301)	$5,971	$58,730	$(58,809)	$(1,265)	$19,166

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ending December 31, 2014, are expenses of $0.3 million and $2.4 million, respectively. The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2014, are a credit of $1.5 million and a credit of $0.2 million, respectively.

In 2012 and 2011, the curtailments recognized relate to the closure of the our Brokaw, Wisconsin mill. The Brokaw mill closed permanently in 2012. Also in 2012, the settlements relate to benefits associated with a cash balance pension plan and the payment of a supplemental retirement liability to certain retired or terminated participants. In 2013, the settlements relate to benefits associated with a cash balance pension plan. Also in 2013, the curtailments and special termination benefits are a result of the sale of our specialty paper business. See Note 2 for additional information on the sale of the specialty paper business and facility closures.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011

Weighted-average assumptions used to determine benefit obligations at the selected measurement dates:
Discount rate	4.58%	3.67%	4.13%	4.25%	3.50%	4.25%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	3.67%	4.13%	5.25%	3.50%	4.25%	5.25%
Expected return on plan assets	7.50%	7.75%	7.75%	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	7.75%	7.50%	8.00%
Ultimate trend rate	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2020	2018	2017

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

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2013, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$1,961	$(1,728)
Effect on the sum of the service and interest cost components	550	(442)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions. The cost of such plans, including discontinued operations, totaled $2.8 million, $5.3 million, and $5.6 million in 2013, 2012, and 2011, respectively. In addition, we also have defined contribution supplemental retirement agreements with certain present and past key officers. The cost of such agreements totaled $0.1 million, $0.1 million, and $0.2 million in 2013, 2012, and 2011, respectively. At December 31, 2013 and 2012, the amounts accrued under the defined contribution supplemental retirement agreements were $0.4 million and $0.3 million and are included in current and other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.

We historically have had deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. We continue to maintain deferred-compensation agreements with certain present and past directors. The annual cost of the deferred-compensation agreements was expense of $0.7 million for the year ended December 31, 2013, expense of $0.1 million for the year ended December 31, 2012, and a credit of $0.1 million for the year ended December 31, 2011. At December 31, 2013, and 2012, the amounts accrued under the deferred-compensation agreements were $1.8 million, and $1.3 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

NOTE 8 INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The consolidated provision (credit) for income taxes from continuing operations is comprised of the following:

(all dollar amounts in thousands)	2013	2012	2011

Current tax (credit) expense:
Federal	$(151)	$322	$16,498
State	18	36	1,903

Total current	(133)	358	18,401

Deferred tax expense (credit):
Federal	4,108	(894)	(1,278)
State	12,818	(146)	89

Total deferred	16,926	(1,040)	(1,189)

Total provision (credit) for income taxes	$16,793	$(682)	$17,212

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2013		2012		2011

Federal statutory tax rate	$(3,987)	35.0%	$(786)	35.0%	$14,854	35.0%
State taxes (net of federal tax benefits)	(431)	3.8	(135)	6.0	1,880	4.4
State taxes due to rate change	415	(3.6)	–	–	(554)	(1.3)
Valuation allowance	20,787	(182.5)	–	–	–	–
Domestic production activities deduction	–	–	–	–	(1,494)	(3.5)
Executive compensation	–	–	–	–	1,353	3.2
Other	9	(0.1)	239	(10.6)	1,173	2.8

Effective tax rate – continuing operations	$16,793	(147.4)%	$(682)	30.4%	$17,212	40.6%

At the end of 2013, the Company had federal and state net operating loss carryovers of $40.5 million and $174.7 million, respectively. At the end of 2013, the Company also had federal and state tax credit carryovers of $12.9 million and $10.8 million, respectively. These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2014 through 2037. Under the provisions of FASB ASC Subtopic 740-10 "Income Taxes", the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

(all dollar amounts in thousands)	2013	2012

Deferred tax assets:
Accrued compensated absences	$1,565	$3,557
Pensions	14,964	31,071
Post-retirement benefits	12,817	36,563
Federal net operating loss carry forward	14,177	30,528
State net operating loss carry forward	15,510	14,590
Cellulosic biofuel credit carry forward	12,830	12,830
Other	14,035	16,313

Gross deferred tax asset	85,898	145,452
Less valuation allowance	(20,885)	(102)

Net deferred tax assets	65,013	145,350

Deferred tax liabilities:
Property, plant, and equipment	(36,042)	(100,953)
Other	(18,619)	(19,198)

Gross deferred tax liability	(54,661)	(120,151)

Net deferred tax asset	$10,352	$25,199

The total deferred tax assets and (liabilities) as presented in the accompanying Consolidated Balance Sheets are as follows:

(all dollar amounts in thousands)	2013	2012

Net current deferred tax (liabilities) assets	$(10,118)	$5,703
Net noncurrent deferred tax assets	20,470	19,496

Net deferred tax asset	$10,352	$25,199

As of December 31, 2012 the $5.7 million net deferred tax asset was included within other current assets on the Consolidated Balance Sheet.

Tax valuation allowances totaled $20.9 million at the end of 2013. Of this amount, $8.0 million relates to the federal cellulosic biofuel credit carryover, and $12.9 million relates to state loss and credit carryovers, primarily in the state of Wisconsin. Deferred tax assets are regularly reviewed for recoverability, and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether a valuation allowance is required is based on an analysis of all positive and negative evidence, including future earnings, changes in operations, the expected timing of the reversals of existing temporary differences, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2013	2012	2011

Balance at January 1	$1,049	$1,362	$857
Increases related to tax positions in prior years	788	49	722
Decreases related to tax positions in prior years	–	–	(6)
Expiration of statute of limitations	(46)	(362)	(211)

Balance at December 31	$1,791	$1,049	$1,362

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). During 2013 and 2012 we accrued potential penalties and interest of less than $0.1 million related to unrecognized tax benefits. In addition, during 2013 and 2012, as a result of the expiration of the statute of limitations, we reduced the amount accrued for potential penalties and interest by less than $0.1 million. In total, as of December 31, 2013 and 2012, we have recorded liabilities for potential penalties and interest of approximately $0.5 million, which are included in the liabilities for unrecognized tax benefits. The liability for uncertain tax positions at December 31, 2013 was $2.3 million, with $0.9 million of the liability recorded as a current liability and $1.4 million recorded as a noncurrent liability. At December 31, 2012, the liability for uncertain tax positions was $1.5 million, with $0.4 million of the liability recorded as a current liability and $1.1 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2010, and years thereafter. We also file income tax returns in numerous state jurisdictions with varying statutes of limitations. We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

NOTE 9 STOCK COMPENSATION PLANS

The provisions of FASB ASC Subtopic 718-10 "Compensation – Stock Compensation" require that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND PERFORMANCE UNITS

During the year ended December 31, 2013, awards were granted to grantees under the "2010 Stock Incentive Plan". Under the 2010 Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted. We also maintain various other employee stock option plans under which options are outstanding. The plans provide for the determination of purchase price, time, and method of exercise. We are authorized to deliver up to 2.5 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2013, there were approximately 1.3 million shares available under the 2010 Stock Incentive Plan for future grant. We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2013 and 2012, we recognized approximately $1.8 million and $2.0 million, respectively, in share-based compensation expense which included fixed option grants and performance unit awards. We recognize compensation expense on grants of stock options and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award. As of December 31, 2013, total unrecognized compensation cost related to share-based compensation awards was approximately $1.2 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one year.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2013, 2012, and 2011, and changes during those years:

	2013 Shares	2013 Weighted Average Exercise Price	2012 Shares	2012 Weighted Average Exercise Price	2011 Shares	2011 Weighted Average Exercise Price

Outstanding at January 1	1,547,748	$11.28	1,828,636	$11.43	2,153,436	$11.41
Granted	–	–	–	–	5,000	8.10
Exercised	(55,000)	8.90	–	–	–	–
Terminated/canceled	(49,168)	14.15	(280,888)	12.29	(329,800)	11.22

Outstanding at December 31	1,443,580	$11.27	1,547,748	$11.28	1,828,636	$11.43

Exercisable at December 31	1,443,580	$11.27	1,542,748	$11.29	1,533,636	$11.44

Fair value of options granted during the year		n/a		n/a		$2.55

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2013, 2012, or 2011. The following table summarizes the status of outstanding performance-based stock options as of December 31, 2013, 2012, and 2011, and changes during those years:

	2013 Shares	2013 Weighted Average Exercise Price	2012 Shares	2012 Weighted Average Exercise Price	2011 Shares	2011 Weighted Average Exercise Price

Outstanding at January 1	33,000	$10.71	42,000	$10.71	54,000	$10.71
Exercised	(3,000)	10.71	–	–	–	–
Terminated/canceled	–	–	(9,000)	10.71	(12,000)	10.71

Outstanding at December 31	30,000	$10.71	33,000	$10.71	42,000	$10.71

Exercisable at December 31	30,000	$10.71	33,000	$10.71	42,000	$10.71

Additional information regarding all grants outstanding and exercisable at December 31, 2013, is as follows:

(all dollar amounts in thousands, except per share data)

Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price

$6.54 – $11.66	1,119,000	6.70	$10.12	1,119,000	$10.12
$12.36 – $18.50	324,580	7.95	15.22	324,580	15.22

Total	1,443,580			1,443,580

Aggregate intrinsic value	$2,887			$2,887

During the year ended December 31, 2013, there were no stock options that vested. The total value of stock options vested during the years ended December 31, 2012, and 2011 was $1.0 million, and $0.7 million, respectively.

RESTRICTED STOCK

Under the 2010 Stock Incentive Plan, we may grant shares of restricted stock. The shares are valued based upon the closing price of Wausau Paper's common stock on the date of the grant and reflected in equity as a reduction in treasury stock outstanding. Compensation expense is recognized for the restricted stock award on a straight-line basis over the vesting period of the entire award with the balance of unearned compensation reflected in the equity section of the balance sheet. Under the plan, shares of restricted stock have voting rights. Cash dividends on the restricted shares are deferred and held by us until satisfaction of the vesting requirements.

There was no activity related to restricted stock during the years ended December 31, 2013 and 2012. The following table summarizes the activity relating to restricted stock grants in the year ended December 31, 2011:

2011

Outstanding at January 1 (number of shares)	47,000
Granted	–
Terminated	–
Settled	(47,000)

Outstanding at December 31 (number of shares)	–

Total compensation expense recognized for restricted stock for the year ended December 31, 2011 was less than $0.1 million.

PERFORMANCE UNITS

Under the 2010 Stock Incentive Plan, we may grant performance units comprised of three types of awards. The first type of award consists of performance unit awards with vesting based upon the completion of a requisite period of service. The second type of award provides that vesting is contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement. The third type of award specifies vesting of the award subject to achievement of a targeted shareholder return ("TSR") on our common stock over a three-year period. Upon satisfaction of the vesting requirements, the performance units and a dividend equivalent calculated based upon shares earned are paid out in whole shares of our common stock, with fractional shares paid in cash. Prior to vesting, no shares are issued and performance units have no voting rights.

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

Compensation expense for TSR awards, which contain a market condition, is fixed at the date of the grant and recognized over the requisite service period based upon the value determined under the Monte Carlo simulation valuation model. Compensation expense for TSR awards will not be adjusted in future periods based upon the achievement of the TSR performance goal. The weighted average grant date fair value of the TSR awards granted during 2013 was $4.37, utilizing weighted average assumptions including a 0.39% risk-free interest rate and a 42.10% expected volatility rate.

The following table summarizes the activity relating to performance unit grants:

	2013	2012	2011

Outstanding at January 1 (number of units)	1,174,928	1,262,574	499,267
Granted	619,834	946,107	1,099,884
Terminated	(633,276)	(828,473)	(79,580)
Settled	(107,552)	(205,280)	(256,997)

Outstanding at December 31 (number of units)	1,053,934	1,174,928	1,262,574

The aggregate intrinsic value of performance units outstanding at December 31, 2013, was approximately $13.4 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $1.8 million in 2013, $2.0 million in 2012, and $2.3 million in 2011.

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2013	2012	2011

Outstanding at January 1 (number of shares)	10,000	40,800	40,800
Exercised	–	(30,800)	–

Outstanding and exercisable at December 31 (number of shares)	10,000	10,000	40,800

Price of outstanding and exercisable rights:
$8.73	–	–	30,800

$17.16	10,000	10,000	10,000

In the year ended December 31, 2012, $0.2 million was paid to a participant in settlement of outstanding stock appreciation rights. At December 31, 2013, the weighted average remaining contractual life on outstanding stock appreciation rights with an exercise price of $17.16 was approximately 0.5 years.

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

The following table summarizes the activity relating to our dividend equivalent plan:

	2013	2012	2011

Outstanding at January 1 (number of shares)	41,375	46,263	60,082
Settled	–	(4,888)	(13,819)

Outstanding and exercisable at December 31 (number of shares)	41,375	41,375	46,263

During the years ended December 31, 2012, and 2011, less than $0.1 million was paid to participants in settlement of outstanding dividend equivalent awards.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of FASB ASC 718-10. The provision (credit) for stock appreciation rights and dividend equivalents is shown in the following table.

(all dollar amounts in thousands)	2013	2012	2011

Stock appreciation rights	$7	$14	$(19)
Dividend equivalents	78	14	(1)

Total	$85	$28	$(20)

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

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters. Our accrued environmental liabilities, including all remediation and landfill care costs, totaled $1.5 million and $5.3 million at December 31, 2013 and 2012, respectively. The provision for remediation and landfill costs was not significant for the years ended December 31, 2013, 2012, or 2011. We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a potentially responsible party at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

OTHER COMMITMENTS

As of December 31, 2013, we were committed to spend approximately $10.9 million, on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities. Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities. We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period. Contracts expire at various times between 2014 and 2019. At December 31, 2013, we also have commitments for the purchase of machine clothing from various suppliers and volume commitments for the supply of energy and certain raw materials. These obligations expire between 2014 and 2018. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

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

NOTE 12 FAIR VALUE MEASUREMENTS

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB's guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than quoted market prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 – Unobservable inputs based on the reporting entity's own assumptions.

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We did not have any financial assets or liabilities measured on a recurring basis during the years ended December 31, 2013 or 2012. Assets and liabilities measured at fair value on a nonrecurring basis include long-lived assets. We have determined that the fair value measurements related to long-lived assets rely primarily on company specific inputs and our assumptions about the use of the assets, as observable inputs are not available. Therefore, we have determined these fair value measurements reside within level 3 of the fair value hierarchy. See Note 2 for a further discussion on fair value measurements related to long-lived assets.

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

LONG-TERM DEBT

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities. At December 31, 2013 and 2012, the estimated fair value of the long-term debt exceeded the carrying value by approximately $8.3 million and $12.9 million, respectively. These fair value estimates do not necessarily reflect the amounts we would realize in a current market exchange.

NOTE 13 SEGMENT DATA

FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS

We have evaluated our disclosures of our business segments in accordance with FASB ASC Subtopic 280-10 "Segment Reporting", and as a result we have classified our operations into one reportable segment

PRODUCTS FROM WHICH REVENUE IS DERIVED

We produce a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the away-from-home market. We operate a paper mill in Middletown, Ohio, and a manufacturing and converting facility in Harrodsburg, Kentucky.

Our former Paper segment produced specialty papers within three core markets – Food, Industrial & Tape, and Coated & Liner. The sale of the specialty paper business on June 26, 2013, and closure of the Brainerd mill in March 2013 resulted in our exit from this business segment. See Note 2 for additional information on discontinued operations.

Excluding discontinued operations, during 2013, one customer accounted for approximately 14% of our consolidated net sales. We believe the loss of any single customer would not have a material adverse effect on the Company.

RECONCILIATIONS

In accordance with ASC 280-10, we are presenting the non-restated historical segment asset reconciliation for December 31, 2012. Predominately all assets of the historically classified Paper segment were disposed of in the sale of the specialty paper business. We previously had only two segments Paper and Tissue; however, for reconciliation purposes we had shown Corporate and unallocated assets separately. For the current period this reconciliation is not required as only one segment exists at December 31, 2013.

(all dollar amounts in thousands)	December 31, 2012

Segment assets:
Tissue	$378,278
Paper	271,793
Corporate and unallocated*	50,644

$700,715

*
Segment assets of Tissue and Paper do not include intersegment accounts receivable, cash, deferred tax assets, and certain other assets, which are not identifiable with segments.

OTHER SIGNIFICANT ITEMS

The following are reconciliations to corresponding totals in the accompanying consolidated financial statements. The Consolidated Statements of Cash Flows include discontinued operations in all periods presented, and as such, the amounts for depreciation, depletion, and amortization and expenditures for long-lived assets in the following table include discontinued operations in all periods presented.

(all dollar amounts in thousands)	Depreciation, Depletion, and Amortization	Expenditures for Long-Lived Assets

2013
Tissue	$36,604	$34,885
Paper	42,274	1,699
Corporate and unallocated	3,170	882

	$82,048	$37,466

2012
Tissue	$27,637	$140,098
Paper	17,070	8,337
Corporate and unallocated	2,935	989

	$47,642	$149,424

2011
Tissue	$29,992	$50,828
Paper	23,262	23,636
Corporate and unallocated	2,561	3,599

	$55,815	$78,063

COMPANY GEOGRAPHIC DATA

We have no long-lived assets outside the United States. Excluding discontinued operations, net sales to customers within the United States and other countries are as follows:

(all dollar amounts in thousands)	2013	2012	2011

United States	$314,042	$305,216	$297,131
Canada	31,636	35,492	33,664
All other foreign countries	2,906	3,474	4,435

	$348,584	$344,182	$335,230

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual

2013*
Net sales	$78,194	$87,623	$91,663	$91,104	$348,584
Gross profit	11,276	9,813	13,373	15,140	49,602
Operating profit (loss)	(3,809)	(810)	(184)	2,219	(2,584)
Net loss from continuing operations	(3,732)	(14,595)	(2,034)	(7,822)	(28,183)
Net loss from discontinued operations	(25,873)	(40,231)	(818)	(2,160)	(69,082)
Net loss	(29,605)	(54,826)	(2,852)	(9,982)	(97,265)
Net loss per share from continuing operations – basic and diluted	$(0.08)	$(0.30)	$(0.04)	$(0.16)	$(0.57)
Net loss per share from discontinued operations – basic and diluted	$(0.52)	$(0.81)	$(0.02)	$(0.04)	$(1.40)
Net loss per share – basic and diluted	$(0.60)	$(1.11)	$(0.06)	$(0.20)	$(1.97)
2012**
Net sales	$81,851	$88,559	$86,811	$86,961	$344,182
Gross profit	16,731	16,784	15,336	14,889	63,740
Operating profit (loss)	(294)	2,008	(1,772)	1,195	1,137
Net earnings (loss) from continuing operations	(493)	299	(1,601)	233	(1,562)
Net earnings (loss) from discontinued operations	10,251	(1,614)	(3,708)	(2,691)	2,238
Net earnings (loss)	9,758	(1,315)	(5,309)	(2,458)	676
Net earnings (loss) per share from continuing operations – basic and diluted	$(0.01)	$0.01	$(0.03)	$0.00	$(0.03)
Net earnings (loss) per share from discontinued operations – basic and diluted	$0.21	$(0.03)	$(0.08)	$(0.05)	$0.05
Net earnings (loss) per share – basic and diluted	$0.20	$(0.03)	$(0.11)	$(0.05)	$0.01

Within continuing operations:

*
The second and fourth quarters of 2013 include an after-tax credit of $1.1 million ($1.7 million pre-tax) or $0.02 per share and an after-tax credit of $1.0 million ($1.6 million pre-tax) or $0.02 per share, respectively, related to a contract at a former manufacturing facility. In addition, the second, third, and fourth quarters of 2013 include after-tax expense of $0.8 million ($1.3 million pre-tax) or $0.02 per share, $0.5 million ($0.8 million pre-tax) or $0.01 per share, and $0.6 million ($0.9 million pre-tax) or $0.01 per share, respectively, of charges related to our defined benefit pension and retirement plans. Finally, the second, third, and fourth quarters of 2013 include adjustments made to our provision for income taxes of $12.4 million or $0.25 per share, $0.6 million or $0.01 per share, and $8.0 million or $0.16 per share, respectively, related to income tax valuation allowances for a portion of an existing cellulosic biofuels credit and certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

**
The first quarter of 2012 includes an after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a contract at a former manufacturing facility. The first, second, third, and fourth quarters of 2012 include after-tax expense of $1.2 million ($1.9 million pre-tax) or $0.02 per share, $0.9 million ($1.5 million pre-tax) or $0.02 per share, $1.2 million ($1.9 million pre-tax) or $0.02 per share, and $1.9 million ($3.0 million pre-tax) or $0.04 per share, respectively, of expenses related to the expansion project at our Harrodsburg, Kentucky facility. In addition, the second, third, and fourth quarters of 2012 include after-tax expense of $1.4 million ($2.2 million pre-tax) or $0.03 per share, $2.8 million ($4.4 million pre-tax) or $0.06 per share, and $0.3 million ($0.5 million pre-tax) or $0.01 per share, respectively, of charges related to our defined benefit pension and retirement plans.

Within discontinued operations:

*
The first, second, third and fourth quarters of 2013 include an after-tax expense of $28.0 million ($44.3 million pre-tax) or $0.57 per share, an after-tax expense of $43.3 million ($68.7 million pre-tax) or $0.88 per share, an after-tax expense of $1.2 million ($1.8 million pre-tax) or $0.02 per share, and an after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share respectively, related to closure costs of the Brainerd mill and sale of the specialty paper business.

**
The first, second, and third quarters of 2012 include an after-tax expense of $2.2 million ($3.4 million pre-tax) or $0.04 per share, an after-tax expense of $1.8 million ($2.9 million pre-tax) or $0.04 per share, and an after-tax expense of $0.3 million ($0.4 million pre-tax) or $0.01 per share respectively, related to the closure of the Brokaw mill. The first and third quarters of 2012 include an after-tax gain of $7.7 million ($12.2 million pre-tax) or $0.16 per share and after-tax gain of $0.2 million ($0.3 million pre-tax) or $0.00 per share respectively, related to the sale of the premium Print & Color brands, select paper inventory, and long-lived assets of the Brokaw mill. The third quarter of 2012 includes after-tax expense of $4.9 million ($7.7 million pre-tax) or $0.10 per share related to defined benefit retirement plan settlement charges.

Market Prices For Common Shares (Unaudited)

	2013			2012			2011

Quarter	Price High	Price Low	Cash Dividends Paid Per Share	Price High	Price Low	Cash Dividends Paid Per Share	Price High	Price Low	Cash Dividends Paid Per Share

1st	$11.09	$8.69	$0.03	$9.86	$8.16	$0.03	$9.05	$7.03	$0.03
2nd	$12.00	$9.57	$0.03	$9.81	$8.45	$0.03	$8.21	$5.83	$0.03
3rd	$13.01	$10.80	$0.03	$9.92	$7.48	$0.03	$7.62	$5.82	$0.03
4th	$13.78	$11.11	$0.03	$9.32	$7.46	$0.03	$8.49	$6.05	$0.03

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange. Dividends of $0.03 per share were paid in each quarter of 2013, 2012, and 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 3, 2014; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company included in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 3, 2014

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts	Valuation Allowance for Deferred Tax Assets

Balance December 31, 2010	$1,747	$96
Charges to cost and expense	(218)	19
Deductions	(576)	–

Balance December 31, 2011	953	115
Charges to cost and expense	(165)	10
Deductions	(101)	(23)

Balance December 31, 2012	687	102
Charges to cost and expense	(58)	20,799
Deductions	(478)	(16)

Balance December 31, 2013	$151	$20,885

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of our President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")) pursuant to Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under "Management's Report on Internal Control Over Financial Reporting" on page 23 and "Report of Independent Registered Public Accounting Firm" on page 24. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2014 annual meeting of shareholders (the "2014 Proxy Statement") under the subcaption "Election of Directors – Election Procedures, Nominees, and Board Recommendation."

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement under the subcaption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers, which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit. Each of these codes is available at "Investors – Corporate Governance" on our website (wausaupaper.com). Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption. In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose that amendment or waiver at the website address where the code may also be found.

CORPORATE GOVERNANCE GUIDELINES AND COMMITTEE CHARTERS

We have adopted Corporate Governance guidelines and charters for the Board of Directors' Audit, Compensation, and Corporate Governance Committees. These guidelines and charters are available at "Investors – Corporate Governance" on our website (wausaupaper.com). Shareholders may also request a free copy of these documents by writing to:

Corporate Secretary Wausau Paper 100 Paper Place Mosinee, WI 54455-9099

AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies. Mr. Freels (Chairman), Ms. Dewey, Mr. Kvocka, and Mr. Burandt serve on the Audit Committee.

FINANCIAL EXPERT

Our Board of Directors has determined that Gary W. Freels is an audit committee financial expert. Mr. Freels is an independent director under NYSE listing standards. Mr. Freels has 31 years of experience in commercial banking and, for the last 18 years, has managed the investment portfolios of the private foundation for which he serves as chief executive officer. He has also served on the Audit Committee since 1996, and as its chairman since April 2004.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaption "Election of Directors – Director Compensation for 2013."

EXECUTIVE OFFICER COMPENSATION

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the caption "Executive Compensation."

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Stock Ownership" in the 2014 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1)(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)

Equity compensation plans approved by security holders	2,486,157	$ 11.27	1,349,091
Equity compensation plans not approved by security holders	–	n/a	–

Total	2,486,157	$ 11.27	1,349,091

(1)
Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan and the 2010 Stock Incentive Plan.

(2)
The exercise price calculation is based only on outstanding options to purchase 1,443,580 shares. Shares issuable pursuant to performance units have no exercise price.

BENEFICIAL OWNERSHIP

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2013 Proxy Statement beginning under the caption "Stock Ownership."

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaption "Corporate Governance – Review, Approval, or Ratification of Related Party Transactions" and "Corporate Governance – Director Independence."

Item 14. Principal Accounting Fees and Services

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaption "Report of the Audit Committee and Related Matters – Independent Auditor and Fees," and "Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies."

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this report

(1)
The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)
Consolidated Balance Sheets as of December 31, 2013 and 2012

(ii)
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011

(iii)
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

(iv)
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011

(v)
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

  The following financial statement schedule is filed as part of this report:

  (i)
  Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011 (page 54)

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

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended May 12, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 2005) (Commission File No. 001-13923)
3.2	Restated Bylaws, as last amended January 19, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated January 19, 2012) (Commission File No. 001-13923)
4.1	Rights Agreement, dated as of October 21, 1998, including the Form of Restated Articles of Incorporation as Exhibit A and the Form of Rights Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A dated October 21, 1998) (Commission File No. 001-13923)
4.2	First Amendment dated August 22, 2000, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(a) to Amendment No. 1 to Registration Statement on Form 8-A/A, filed on December 19, 2000) (Commission File No. 001-13923)
4.3	Second Amendment dated October 17, 2008, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(b) to Amendment No. 2 to Registration Statement on Form 8-A/A, filed on October 20, 2008) (Commission File No. 001-13923)
4.4	Third Amendment dated March 5, 2013, to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1(c) to Amendment No. 3 to Registration Statement on Form 8-A) (Commission File No. 001-13923)
4.5	Summary of Rights to Purchase Preferred Shares, Exhibit C to Rights Agreement dated October 21, 1998 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A, filed on October 29, 1998) (Commission File No. 001-13923)
4.6	Note Purchase and Private Shelf Agreement, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2010) (Commission File No. 001-13923)
4.7	Amendment No. 1, dated July 20, 2010, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 26, 2010) (Commission File No. 001-13923)
4.8	Amendment No. 2, dated July 20, 2011, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 22, 2011) (Commission File No. 001-13923)
4.9	Amendment No. 3, dated January 31, 2012, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 31, 2012) (Commission File No. 001-13923)

Exhibit Number	Description

4.10	Amendment No. 4, dated June 26, 2013, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K June 23, 2013) (Commission File No. 001-13923)
4.11	Amendment No. 5, dated December 17, 2013, to Note Purchase and Private Shelf Agreement dated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K December 17, 2013) (Commission File No. 001-13923)
4.12	$125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2010) (Commission File No. 001-13923)
4.13	First Amendment to Credit Agreement, dated October 26, 2011, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 26, 2011) (Commission File No. 001-13923)
4.14	Second Amendment to Credit Agreement, dated February 3, 2012, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 31, 2012) (Commission File No. 001-13923)
4.15	Third Amendment to Credit Agreement, dated June 26, 2013, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 26, 2013) (Commission File No. 001-13923)
4.16	Fourth Amendment to Credit Agreement, dated December 17, 2013, to $125,000,000 Credit Agreement dated as of June 23, 2010, among Wausau Paper Corp. and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank National Association, Northwest Farm Credit Services, PCA, and 1st Farm Credit Services (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2013) (Commission File No. 001-13923)
10.1	Supplemental Retirement Plan, as last amended effective December 17, 2010* (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (Commission File No. 001-13923)*
10.2	2008 Supplemental Retirement Plan dated June 12, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 12, 2008) (Commission File No. 001-13923)*
10.3	2009 Defined Contribution Supplemental Retirement Plan as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (Commission File No. 001-13923)*
10.4	1991 Employee Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*
10.5	1991 Dividend Equivalent Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*
10.6	Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 001-13923)*
10.7	Directors' Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*
10.8	Directors Retirement Benefit Policy, as amended and restated October 19, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2011) (Commission File No. 001-13923)*
10.9	Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 001-13923)*
10.10	2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006) (Commission File No. 001-13923)*

Exhibit Number	Description

10.11	2010 Stock Incentive Plan, effective as of June 1, 2010 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed on December 22, 2010) (Commission File No. 333-171362)*
10.12	2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*
10.13	Board of Directors Compensation Policy dated December 17, 2010 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923) *
10.14	Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.15	Standard Form of Performance Unit Grant Agreement (Retention) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2012) (Commission File No. 001-13923) *
10.16	Standard Form of Performance Unit Grant Agreement (Short-Term ROCE) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 15, 2012) (Commission File No. 001-13923) *
10.17	Standard Form of Performance Unit Grant Agreement (Long-Term Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 15, 2012) (Commission File No. 001-13923)*
10.18	Standard Form of Non-Qualified Stock Option Agreement (Performance) (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923) *
10.19	Standard Form of Non-Qualified Stock Option Agreement (Retention) (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923) *
10.20	Standard Form of Performance Unit Grant Agreement (Directors) (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923) *
10.21	2010 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 18, 2009) (Commission File No. 001-13923)*
10.22	2011 (Retention/ROCE) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.23	Long-Term (2011-2013 TSR) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923) *
10.24	2011 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923) *
10.25	2012 (Retention/ROCE) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923)*
10.26	Long-Term (2012-2014 TSR) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923) *
10.27	2012 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923) *
10.28	Change in Control Employment Agreement dated December 14, 2012 between Wausau Paper Corp. and Henry C. Newell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 13, 2012) (Commission File No. 001-13923)*
10.29	Form of Change in Control Employment Agreement dated December 14, 2012 between Wausau Paper Corp. and certain executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 13, 2012) (Commission File No. 001-13923)*
10.30	2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 13, 2013) (Commission File No. 001-13923)*
10.31	Long-Term (2015) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 13, 2013) (Commission File No. 001-13923)*
10.32	2013 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 13, 2013) (Commission File No. 001-13923) *
10.33	Timberlands Purchase and Sale Agreement, dated as of December 13, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 23, 2011) (Commission File No. 001-13923)
10.34	Asset Purchase Agreement dated as of December 7, 2011, by and among Neenah Paper, Inc., Wausau Paper Corp., and Wausau Paper Mills, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated January 31, 2012) (Commission File No. 001-13923)
10.35	Agreement among Wausau Paper Corp., Starboard Value LP and certain Starboard affiliates dated as of March 6, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 6, 2013) (Commission File No. 001-13923)

Exhibit Number	Description

10.36	Asset Purchase Agreement dated May 18, 2013, among Specialty Papers Acquisition, LLC, Wausau Paper Mills, LLC, Wausau Paper Corp., and (solely with respect to Section 13.19) Specialty Papers Intermediate Holdings, Inc., and Specialty Paper Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated May 18, 2013) (Commission File No. 001-13923)
10.37	First Amendment, dated June 26, 2013, to Asset Purchase Agreement dated May 18, 2013, among Specialty Papers Acquisition, LLC, Wausau Paper Mills, LLC, Wausau Paper Corp., and (solely with respect to Section 13.19) Specialty Papers Intermediate Holdings, Inc., and Specialty Paper Holdings, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 26, 2013) (Commission File No. 001-13923)
21.1	Subsidiaries of Wausau Paper Corp. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009) (Commission File No. 001-13923)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Extension Presentation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
  *
  Executive compensation plans or arrangements. All plans are sponsored or maintained by Wausau Paper Corp. unless otherwise noted.

  **
  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this annual report on Form 10-K shall be deemed "furnished" and not "filed."
(b)
Exhibits

  See Item 15(a)(3).

(c)
Financial Schedules

  See Item 15(a)(2).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.
March 3, 2014	/s/ SHERRI L. LEMMER Sherri L. Lemmer Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2014

/s/ THOMAS J. HOWATT Thomas J. Howatt Chairman of the Board	/s/ HENRY C. NEWELL Henry C. Newell President and Chief Executive Officer (Principal Executive Officer)
/s/ G. WATTS HUMPHREY, JR. G. Watts Humphrey, Jr. Director	/s/ GARY W. FREELS Gary W. Freels Director
/s/ JOHN S. KVOCKA John S. Kvocka Director	/s/ LONDA J. DEWEY Londa J. Dewey Director
/s/ MICHAEL C. BURANDT Michael C. Burandt Director	/s/ CHARLES E. HODGES Charles E. Hodges Director
/s/ GEORGE P. MURPHY George P. Murphy Director

Exhibit Index* to Form 10-K of Wausau Paper Corp.
for the Fiscal Year Ended December 31, 2013

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

**
In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this annual report on Form 10-K shall be deemed "furnished" and not "filed."