Form 10-K/A
period 2013-12-31
WAUSAU PAPER CORP.
filed 2014-04-29
CIK 105076

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

Yes  ☐

No  ☒

As of June 30, 2013, the aggregate market value of the common stock shares held by non-affiliates was approximately $547,120,052.  For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates.  As of February 28, 2014, 49,358,655 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

Explanatory Note

1

PART III

1

Item 10.

Directors and Executive Officers of the Registrant

1

Item 11.

Executive Compensation

6

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  28

Item 13.

Certain Relationships and Related Transactions

30

Item 14.

Principal Accounting Fees and Services

31

PART IV

32

Item 15.

Exhibits, Financial Statement Schedules

32

-i-

EXPLANATORY NOTE

Wausau Paper Corp. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Form 10-K/A. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information relating to our executive officers is found in Part I of our Original Form 10-K.  Our Board of Directors currently has nine members divided into three classes, consisting of three Class I directors, three Class II directors, and three Class III directors.  Any director appointed by the Board to fill a newly created directorship is required to stand for reelection by the shareholders at the first annual meeting following his or her appointment by the Board.

The following table sets forth information concerning the business background and experience of the Company’s directors.  Unless specified, all current positions listed for a director have been held for at least five years.

Michael C. Burandt	Class I (2015)
Director

Mr. Burandt, 69, serves as the Company’s Chairman of the Board and Chief Executive Officer; he began serving in these positions in April 2014.  Mr. Burandt also serves as President and Chief Executive Officer of Cantina Holdings LLC, an operator of upscale Mexican restaurants in the Atlanta, Georgia, market, a position he has held since September 2007.  Previously, from July 1988 until May 2007, Mr. Burandt held various executive positions with Georgia Pacific Corporation, a manufacturer of tissue products, fine paper, building products, containerboard, packaging pulp, and DIXIE® brand products.  From November 2000 until May 2007, Mr. Burandt was Georgia Pacific’s Executive Vice President of North American Consumer Products, which includes the at-home and away-from-home tissue businesses, fine paper business, bleached board business, and the DIXIE® brand businesses.  Mr. Burandt brings his significant experience in the paper business and, in particular, tissue operations, to our Board of Directors.

since 2012

Charles E. Hodges	Class I (2015)
Director

Mr. Hodges, 62, currently serves as a member of our Compensation Committee.  Mr. Hodges also serves as the President and Chief Operating Officer for Hood Container Corporation (a manufacturer of containerboard and corrugated packaging products), a position he has held since March 2014.  Mr. Hodges also serves as President of The Hodges Group LLC, an operations effectiveness consulting company providing process improvement consulting to the pulp and paper industry, a position he has held since September 2011.  Mr. Hodges was previously a principal of The Hodges Group LLC (from January 2006 until March 2008).  From March 2008 until September 2011, Mr. Hodges served in various positions, including President, Chief Executive Officer, and Chief Operating Officer, at Port Townsend Paper Company, a provider of kraft paper, containerboard, and unbleached kraft pulp as well as corrugated packaging products.  Mr. Hodges’ more than 38 years of experience in the paper industry, both as an executive and director of a number of companies and trade associations, enables him to provide effective oversight of the Company.

since 2012

Henry C. Newell	Class I (2015)
Director

Mr. Newell, 56, is the former President and Chief Executive Officer of the Company, a position he held from January 2012 until April 2014.  Mr. Newell joined the Company in 2007 as Vice President-Business Development.  He was subsequently promoted to the position of Senior Vice President-Specialty Products (in January 2009) and, later, Senior Vice President –Paper (in January 2010), before being promoted to Executive Vice President – Chief Operating Officer on March 1, 2011.  Prior to joining the Company in 2007, Mr. Newell served as Vice President and Chief Financial Officer for several portfolio companies of Atlas Holdings LLC, an industrial holding company with portfolio investments that included companies in the wood products and paper and packaging sectors.  Mr. Newell has extensive knowledge of the paper industry and broad-based experience with our Company.

since 2012

G. Watts Humphrey, Jr.	Class II (2016)
Director

Mr. Humphrey, 69, chairs our Compensation Committee and he also serves as a member of our Corporate Governance Committee.  He is President of GWH Holdings, Inc. (private investment company), Chairman of IPEG, Inc. (International Plastics Equipment Group, Inc.), Chairman of Centria (metal building systems), and owner of Shawnee Farm (thoroughbred breeding/racing).  Mr. Humphrey is also a Lead Independent Director and Chairman of the Executive Committee of Churchill Downs Incorporated.  Mr. Humphrey’s experience in multiple industries provides our Board with a broad business perspective and specific expertise in the areas of administration, operations, and planning.

since 2007

John S. Kvocka	Class II (2016)
Director

Mr. Kvocka, 67, currently serves as a member of our Audit Committee.  Mr. Kvocka also serves as President and Chief Executive Officer of JSK Associates (an entrepreneurial and consulting entity).  He is also a Director of and Senior Advisor to Apex Resource Technologies, Inc. (a medical device manufacturing company) and Senior Advisor to Garnet River LLC, an IT services and business consulting firm.  Previously, Mr. Kvocka served as Vice President and Chief Financial Officer of Finch Paper LLC, a manufacturer and supplier of fine quality uncoated printing and writing papers, and as Vice President Business Development of SCA Tissue North America, a global Swedish paper and packaging company, from March 2001 until November 2004.  Mr. Kvocka brings his broad-based business experience in both senior management and board member roles to his service as a director of the Company.

since 2013

George P. Murphy	Class II (2016)
Director

Mr. Murphy, 62, currently serves as a member of our Corporate Governance Committee.  Mr. Murphy also serves as Chairman of the Advisory Board of Altitude Medical, Inc. (a hand sanitation company) and Meritech, Inc. (an infection control company).  Mr. Murphy also serves as Vice Chairman of the Spitzer Center for Ethical Leadership and as a member of the Executive Team of Advisors of Mason Wells, a private equity firm.  Previously, he served as a Senior Operating Partner at Hudson Ferry Capital LLC, a private equity firm; a Director of Converting, Inc. (a manufacturer of disposable food service products); as a Director and Strategic Advisor to Advanced Modern Technologies Corporation (a washroom automation systems and water saving device manufacturer); and as Chairman of Atlas Paper Mills, LLC.  Mr. Murphy enjoyed a 27-year career with companies serving the away-from-home marketplace, including as President and Chief Executive Officer of Technical Concepts LLC and in various executive positions in the Away from Home Divisions of Scott Paper Co. and later Kimberly-Clark Corporation.  Mr. Murphy’s experience in senior executive positions and his extensive managerial background in a variety of industries, including away-from-home tissue products, enable him to assist in the effective oversight of the Company.

since 2013

Londa J. Dewey	Class III (2014)
Director

Ms. Dewey, 53, currently chairs our Governance Committee, and she also serves as a member of our Audit and Compensation Committees.  Ms. Dewey is President of QTI Management Services, Inc., d/b/a The QTI Group, a human resources and staffing company.  She was formerly President of the Private Client Group and Market President of U.S. Bank.  Ms. Dewey is a director of MGE Energy, Inc., a publicly-traded utility holding company; a director of American Family Insurance, a mutual insurance company; a director of Wealth Management Company, an affiliate of Northwestern Mutual Life Insurance Co.; and a past Chair of the Board for Meriter Health Services, Inc., an integrated health services organization and the parent company of Meriter Hospital.  Ms. Dewey provides the Board with her skills relating to financial analysis, business strategy, and risk assessment and management.

since 2011

Gary W. Freels	Class III (2017)
Director

Mr. Freels, 65, chairs our Audit Committee and is a member of our Compensation Committee.  Mr. Freels also serves as President and Chief Executive Officer of Alexander Properties, Inc. (investment management).  Mr. Freels also serves as President and a director of the Judd S. Alexander Foundation, Inc., (a private foundation) and as a director of the Dudley Foundation, Inc. (a private foundation).  Mr. Freels has extensive experience in the areas of investment management, audit, and finance.

since 1996

Thomas J. Howatt	Class III (2017)
Director

Mr. Howatt, 64, is a former Chairman of the Company’s Board of Directors and, from August 2000 until December 2011, served as the Company’s President and Chief Executive Officer.  Mr. Howatt has extensive knowledge of the paper industry and experience with our Company.  Mr. Howatt has announced his intention to retire from our Board of Directors in advance of the Company’s next annual meeting of shareholders.

since 2000

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires directors and officers and persons who own more than 10% of the common stock outstanding (“reporting persons”) to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange (“NYSE”).  Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC.  We review copies of the Section 16(a) forms received by us or rely upon written representations from certain of these reporting persons to determine compliance with the Section 16(a) regulations for purposes of this proxy statement.  Based on our review of these reports and the representations of the reporting persons, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis, except for one report that was filed by Charles E. Hodges on August 15, 2013, which was two days later than it was required to be filed.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers, which covers our Chief Executive Officer, Chief Financial Officer, Controller, Manager of Corporate Accounting, and Manager of Internal Audit.  Each of these codes is available at “Investors – Corporate Governance” on our website (wausaupaper.com).  Shareholders may also obtain a free copy by writing to the address set forth below under the heading “Corporate Governance Guidelines and Committee Charters.”  In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers applicable to its principal executive officers, principal financial officers, or controller, we intend to disclose that amendment or waiver at the website address where the code may also be found.

Corporate Governance Guidelines and Committee Charters

We have adopted Corporate Governance guidelines and charters for the Board of Directors’ Audit, Compensation, and Corporate Governance Committees.  These guidelines and charters are available at “Investors – Corporate Governance” on our website (wausaupaper.com).  Shareholders may also request a free copy of these documents by writing to:

Corporate Secretary

Wausau Paper

100 Paper Place

Mosinee, WI 54455-9099

Audit Committee

Our Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies.  Mr. Freels (Chairman), Ms. Dewey, Mr. Kvocka, and Mr. Burandt served on the Audit Committee during 2013.  Beginning in April 2014, Mr. Burandt stepped down from serving on the Audit Committee so that he could serve as our Chief Executive Officer.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation - Compensation Discussion and Analysis

Overview and Executive Summary

The Compensation Committee has overall responsibility for developing and administering our director and officer compensation policies.  This discussion and analysis of our executive compensation programs and policies is intended to complement and enhance an understanding of the compensation information presented in the tables that follow.  As used in this proxy statement, references to “named executive officers” mean the officers listed in the Summary Compensation Table on page 17; however, given the Company’s narrowed focus and sale of its technical specialty business during 2013, the Company currently has fewer executive officers, and certain of the named executive officers shown in the Summary Compensation Table have now left the Company or been reassigned to different duties.

Compensation Objectives and Philosophy.  Our executive compensation programs and policies are intended to attract, motivate, and retain executive officers who have the capability to manage the Company’s day-to-day operations as well as develop and execute strategic plans to increase shareholder value.  We seek to:

•

provide base salaries and benefits that are generally at the median level of peer group companies (i.e., the 50th percentile);

•

reward performance that increases shareholder value through a combination of annual cash incentives, annual performance-based equity grants tied to financial performance improvement, and long-term performance-based equity grants that are directly related to long-term return to shareholders; and

•

align the long-term interests of our executive officers with the long-term interests of our shareholders.

Summary of Significant 2013 Events and Impact on Executive Compensation.  During 2013, the Company completed a major transformation, and it has now repositioned itself as a pure-play tissue company.  Key elements in the transformation included selling our technical specialty paper business; executing on our strategic plan by commercializing a new towel and tissue machine at our Harrodsburg, Kentucky, facility; and significantly reducing our overall salaried staffing to reflect the reduced scale and scope of the Company.

Given the anticipated level of change and recalibration that the Company would be undergoing, in establishing base compensation levels for 2013, the Compensation Committee kept base compensation flat for all named executive officers other than our Chief Financial Officer, who received a market-based (7%) increase in 2013 base compensation.

The Company successfully divested its technical specialty business in June 2013, and its tissue business was successful in commercializing new DublNature® premium products and growing sales volume at more than twice the market rate of growth.  That said, the Company’s 2013 financial results were challenged somewhat by increased costs and delays associated with the ramp-up of the new tissue machine at the Harrodsburg facility, as well as increased costs that came as a result of the divestiture of the technical specialty paper business.  These costs were the result of proactive, strategic choices made by the Company that, while affecting short-term results, are expected to benefit the Company and its shareholders over the long-term.

Our Company’s philosophy is to “pay for performance;” consequently, our named executive officers’ actual realized 2013 compensation was reflective of our Company’s 2013 financial performance and was substantially less than the maximum potential that could have been earned had all incentive compensation targets been achieved by the Company.  By way of example, Mr. Newell, our Chief Executive Officer, earned a cash bonus of $157,950 in 2013, which was substantially less than his total opportunity of $975,000 in cash incentive payments that would have been paid had the Company achieved all of its 2013 goals and objectives.  Mr. Newell’s equity-based incentive awards also reflected the Company’s 2013 performance—for example, his award earned under our 2013 annual equity incentive plan was $162,500 versus a total opportunity of $650,000 had all targets been achieved.  Further details on the specific elements of our executive compensation program, our peer group, and the 2013 compensation of our named executive officers, can be found below.

2014 Base and Incentive Compensation.  We have retained the major elements of our compensation plan during 2014; however, we have removed the retention component from all annual equity incentive grants that are made to our named executive officers and have instead focused entirely on performance as measured against certain benchmarks for return on capital employed.  We also changed our cash bonus incentive plan so payments are based exclusively on meeting earnings per share targets rather than the satisfaction of individual objectives.  Total compensation is generally targeted at the 50th percentile of our peer group (see further discussion of our peer group analysis below), with above-market pay opportunity linked directly to both short- and long-term performance and creation of shareholder value.  Total compensation levels may also be less than the 50th percentile if performance fails to reach identified goals.

Total Compensation and Peer Group Analysis

In determining total compensation levels, the Compensation Committee considers all forms of compensation, including cash compensation, retirement benefits, the cost of insurance and other benefits, and the number of previously awarded options, restricted stock, performance units, or restricted stock units.  Traditionally, all elements of our executive compensation program and the total compensation levels of our named executive officers have been compared to peer group compensation in order to assist the Compensation Committee in determining whether the objective of providing competitive compensation (i.e., at or about the median level of our peer group for target-level performance) has been achieved.

In selecting the peer group, the following criteria have been among those emphasized by Grant Thornton LLP (“Grant Thornton”) (the Company’s compensation consultant) and the Compensation Committee:

•

Comparability of the peer group participant’s industry to the Company’s industry (using Global Industrial Classification Standards), and, if the potential peer group participant was not in exactly the same industry, it should come from a more broadly comparable industry that reflects potential competitors for talent.

•

Organizational revenue, with the goal of having the peer group participants fall within a range of approximately one-half of the Company’s annual revenue to approximately two times the Company’s annual revenue.  Market capitalization and total assets were also considered in selecting the peer group companies.

•

Regional characteristics, with the goal of having the peer group participants match, as closely as possible, the characteristics of the Company’s geographic markets.

In light of the factors listed above, as well as the Company’s disposition of its technical specialty paper business during 2013, the Compensation Committee, at its October 2013 meeting, decided to revise the make-up of its peer group, and it ultimately selected a peer group made up of 21 companies.  This selection of peer group companies was based upon the recommendation of Grant Thornton.  Grant Thornton made its recommendation based upon an analysis of the Company’s industry, market capitalization, revenue, and total asset levels.

The peer group is comprised of companies that are engaged in the following industries:  commodity chemicals, construction materials, diversified metals and mining, fertilizers and agricultural chemicals, paper products, precious metals and mining, specialty chemicals, and steel.  The peer group’s most recently reported revenues range from approximately $344 million to approximately $809 million, within median annual revenue at approximately $531 million (the Company’s 2012 revenue was approximately $822 million).  The peer group companies are identified below:

Company Name	Ticker Symbol	Sub-Industry
Hawkins Inc.	HWKN	Commodity Chemicals
Calgon Carbon Corp.	CCC	Construction Materials
Headwaters, Inc.	HW	Construction Materials
U.S. Concrete, Inc.	USCR	Construction Materials
Globe Specialty Metals, Inc.	GSN	Diversified Metals & Mining
Molycorp, Inc.	MCP	Diversified Metals & Mining
RTI International Metals, Inc.	RTI	Diversified Metals & Mining
Thompson Creek Metals Co., Inc.	TC	Diversified Metals & Mining
U.S. Silica Holdings, Inc.	SLCA	Diversified Metals & Mining
American Vanguard Corp.	AVD	Fertilizers & Agricultural Chemicals
Intrepid Potash, Inc.	IPI	Fertilizers & Agricultural Chemicals
Neenah Paper, Inc.	NP	Paper Products
Schweitzer-Mauduit International, Inc.	SWM	Paper Products
Hecla Mining Co.	HL	Precious Metals & Minerals
Balchem Corp.	BCPC	Specialty Chemicals
Flotek Industries, Inc.	FTK	Specialty Chemicals
Innospec, Inc.	IOSP	Specialty Chemicals
Landec Corp.	LNDC	Specialty Chemicals
Quaker Chemical Corp.	KWR	Specialty Chemicals
Zep Inc.	ZEP	Specialty Chemicals
Haynes International, Inc.	HAYN	Steel

With respect to the peer group, Grant Thornton reviewed total compensation practices for both the most recently completed fiscal year and a three year average.  Grant Thornton’s analysis concluded that the total annual executive compensation opportunities were generally comparable to the peer group, and the Committee agreed with that assessment.

Elements of Our Executive Compensation Program

Base Salary and Benefits.  Our base salary and benefit program for executive officers is intended to provide basic economic security at a level that is generally at the median level for executive officers indicated in the peer group data.  Individual job performance is the single most important factor in our determination of increases in base salary.  In accordance with our Committee charter, we primarily rely upon the annual assessment by the Chief Executive Officer with respect to the job performance of the Chief Executive Officer’s subordinate executive officers and our review of the Chief Executive Officer’s performance.

In addition to base salaries, we provide employee benefits to executive officers and all other salaried employees that are consistent with benefits provided in the peer group, including retirement benefits, health insurance, dental insurance, life and disability insurance, and other welfare benefits.  Our named executive officers participate in these plans on the same basis as other employees and are also provided certain other benefits (e.g., a defined contribution supplemental retirement plan) that are described in more detail below.

Cash Bonus Incentives.

2013 Cash Incentive Compensation Plan.  We established Company and individual performance targets under a Cash Incentive Compensation Plan for Executive Officers.  The Plan is intended to reward performance that promotes the attainment by the Company of its strategic objectives of increasing shareholder value through increased earnings.  In addition to our named executive officers, all other salaried employees of the Company and its operating segments participate in the Plan at various levels based on their positions and responsibilities within the Company.  Under the plan, named executive officers were entitled to receive additional incentive-based cash compensation based upon:

(1)

the level of achievement by the Company of goals for adjusted earnings per share as derived from targeted return on capital employed;

(2)

for executive officers with direct segment operating responsibility (i.e., the officers who had direct oversight over our Paper and Tissue segments, which the Company maintained until disposing of the technical specialty business in the second quarter of 2013), achievement of targeted segment operating profits; and

(3)

the level of achievement of specified quantifiable bottom-line-oriented targets and specific operational or strategic goals, as outlined in the second table that follows below, which summarizes the individual performance objectives and maximum incentive compensation opportunity and achievement as a percentage of base salary.

The following table sets forth detailed information regarding the 2013 Cash Incentive Compensation Plan based on each participant’s level of responsibility on December 31, 2013:

	Earnings Per Share(1)			Segment Operating Profits(2)			Individual Objectives(3)		Total
				Targeted
	Targeted	Max.	Earned	Range of	Max.	Earned	Max.	Earned	Max.	Earned
	Range of	% of	% of	Operating	% of	% of	% of	% of	% of	% of
	EPS	Salary	Salary	Profits	Salary	Salary	Salary	Salary	Salary	Salary

Mr. Newell	$.25-.80	120%	0%	–	–	–	30%	24%	150%	24%

Ms. Lemmer	$.25-.80	75%	0%	–	–	–	25%	23%	100%	23%

Mr. Medvecz	$.25-.80	75%	0%	–	–	–	25%	22%	100%	22%

Mr. Nelson*	$.25-.80	25%	N/A	$10-33 M	50%	N/A	25%	N/A	100%	N/A

Mr. Urmanski	$.25-.80	25%	0%	$30-55 M	50%	0%	25%	19%	100%	19%

*

Mr. Nelson departed from the Company on September 30, 2013, following the Company’s disposition of its technical specialty business.  Consequently, Mr. Nelson’s requirements under the 2013 Cash Incentive Plan were not met.  Mr. Nelson did receive certain payments in connection with his departure from the Company; these amounts are shown in the Summary Compensation Table on page 17.

(1) For purposes of this plan, “earnings per share” means earnings per share as reported in the Company’s audited financial statements, adjusted for other extraordinary items (which included, for 2013, facility closure charges, planned expenses associated with certain major capital projects, and certain other nonrecurring items) as determined in the discretion of the Compensation Committee.  Incentive bonuses are 0% of base salary if earnings are below the targeted range of earnings per share and increase on a pro rata basis to the officer’s maximum of percentage of base salary at the top of the targeted range.

(2) For purposes of this plan, “operating profits” means the segment operating profits as reported in connection with the Company’s audited financial statements adjusted for other extraordinary items (which included, for 2013, facility closure charges, planned expenses associated with certain major capital projects, and certain other nonrecurring items) as determined in the discretion of the Compensation Committee.  Incentive bonuses are 0% of base salary if operating profits are below the targeted range for the officer’s respective operating segment’s targeted operating profit and increase on a pro rata basis to the officer’s maximum percentage of base salary at the top of the targeted range.

(3) The types of individual performance objectives and the maximum incentive compensation that could have been earned in 2013 by our named executive officers under individual performance objectives are described in the following table:

	Maximum Incentive Compensation
Individual Performance Objective	As a Percentage of Base Salary
	Mr.	Ms.	Mr.	Mr.	Mr.
	Newell	Lemmer	Medvecz	Nelson*	Urmanski

• Execution of strategic growth initiatives in our Tissue Segment	10%	–	5%	–	19%

• Completion of the sale of the technical specialty business	10%	10%	–	8%	–

• Achievement of targets for sales growth or earnings improvement in technical grades of the technical specialty business	–	–	–	8%	–

• Implementation of various objectives relating to cash flow targets, operating efficiencies, reorganization initiatives, capital structure, achievement of cost reduction goals, safety, and enterprise risk assessment	10%	15%	20%	9%	6%

Maximum Total Opportunity (as % of base salary)	30%	25%	25%	25%	25%
Actual Incentive Earned (as % of base salary)	24%	23%	22%	N/A*	19%

* Mr. Nelson departed from the Company on September 30, 2013, following the Company’s disposition of its technical specialty business.  Consequently, Mr. Nelson’s requirements under the 2013 Cash Incentive Plan were not met.  Mr. Nelson did receive certain payments in connection with his departure from the Company; these amounts are shown in the Summary Compensation Table on page 17.

2014 Cash Incentive Compensation Plan.  Our 2014 Cash Incentive Compensation Plan formula provides for a range of adjusted earnings of between $.13 and $.60 per share, which represents a return on capital employed target range of 5% to 15% (an increase from the 2013 top-end range of 14%).  At an adjusted earnings level of $.13 per share, our named executive officers will receive a payment of the 2014 Cash Incentive Compensation Plan equal to 25% of the potential award.  For the 2014 Cash Incentive Compensation Plan, individual performance objectives and segment operating profit components were eliminated, reflecting the Company’s narrowed focus and a desire to focus on a single financial metric that is applicable to all executive officers.

Equity Incentives.

2013 Equity Incentive Compensation Plan (the “Annual Equity Incentive Plan”).  Equity compensation is intended to align the long-term interests of our executive officers and shareholders, and the Company has in place both an annual equity incentive plan (tied primarily to a measurement of return on capital employed) as well as a longer-term equity incentive plan (tied to a total shareholder return measurement).  In 2013, as in years past, our Annual Equity Incentive Plan established various levels of responsibility within the Company, with each Company officer who participated in the Plan slotted in one of the levels based on level of responsibility.  Potential equity awards were made up of two components:  one component was a retention award of performance units, which was awarded in January 2013 and which will vest two years after the date of grant, so long as the recipient is still employed by the Company in a position of equal or greater authority.  This grant of performance units had a value equal to a percentage of the officer’s base salary are varied based upon level of responsibility.  The second component of the 2013 Annual Equity Incentive Plan was a performance incentive, which, like the retention component, featured a maximum award level tied to a varying percentage of base salary, with the actual amounts awarded based on the performance of the Company against targeted levels of return on capital employed during 2013.  The following table sets forth detailed information regarding the 2013 Equity Incentive Compensation Plan:

	Performance Units Granted
	Retention Award(1)	Maximum Performance Incentive Award(2)	Actual 2013 Annual Incentive Award Earned

Mr. Newell	18,036	54,107	18,036

Ms. Lemmer	4,995	16,649	4,995

Mr. Medvecz	5,145	17,148	5,145

Mr. Nelson*	5,528	18,424	N/A

Mr. Urmanski	4,995	16,649	4,995

*  Mr. Nelson departed from the Company on September 30, 2013, following the Company’s disposition of its technical specialty business.  Consequently, Mr. Nelson’s requirements under the 2013 Equity Incentive Plan were not met.  Mr. Nelson did receive certain payments in connection with his departure from the Company; these amounts are shown in the Summary Compensation Table on page 17.

(1) The Retention Award was a grant of performance units equal to a specified percentage of base salary, which vests and is converted to a right to receive common stock based on continuous employment with the Company (in the same position or in a position with greater authority, except in cases of death, retirement, or disability) through January 2, 2015.

(2) The Performance Incentive was a grant of performance units equal to a specified percentage of base salary that varied based upon the officer’s level of responsibility.  These performance units will vest and be converted to a right to receive common stock based on (1) continuous employment with the Company (in the same position or in a position with greater authority, except in cases of death, retirement, or disability) through January 2, 2015; and (2) the Company’s achievement of 2013 levels of Return on Capital Employed (“ROCE”) ranging from 5% ROCE to 14% ROCE.  For purposes of this plan, ROCE was determined by adjusting for extraordinary items (which, for 2013, included capital-related expenditures, facility closure costs, and certain other nonrecurring items).  ROCE was calculated after incentive compensation expenses were included.  No shares of common stock or cash are awarded if earnings are below the targeted range of ROCE.

We believe that the 2013 Annual Equity Incentive Plan was successful in properly incentivizing our officers while aligning their long-term interests with those of our shareholders.

Long-Term (2015) Equity Incentive Compensation Plan.  For a number of years, we have incorporated a longer-term equity incentive plan that is tied to the performance of the Company’s “total shareholder return” over a three-year period.  Like our Annual Equity Incentive Plan, the Long-Term Equity Incentive Compensation Plan established levels of responsibility within the Company, with participation in the Plan based upon the eligible officer’s level of responsibility.  Potential equity awards were performance units, granted in January 2013, that represent a percentage of 2013 base salary, which varied based on the officer’s level of responsibility.  The actual award level is tied to the Company’s “total shareholder return” during a three-year period beginning on the date of grant.  For purposes of the awards, “total shareholder return” takes into account any increase in the Company’s market value for shares (including dividends paid) during the measurement period.  The calculation of total shareholder return is calculated by reference to a “target” and a “maximum” total shareholder return.  If total shareholder return is at the target (a 7% per year return), grant recipients will receive 50% of the total potential award.  If total shareholder return is at or above the maximum (a 14% per year return), grant recipients will receive 100% of the total potential award.  At total shareholder return levels that are less than the maximum, the award is prorated based on the actual level of total shareholder return that is achieved.  The maximum potential award for the Chief Executive Officer, chief financial officer, and each of the other named executive officers, as well as the levels that would be achieved at the target for total shareholder return, is described in the table below:

	Performance Units Granted (January 2013)
	Total Opportunity (Award at Max. TSR)	Award at Target TSR

Mr. Newell	108,214	54,107

Ms. Lemmer	21,643	10,822

Mr. Medvecz	22,292	11,146

Mr. Nelson*	23,952	N/A

Mr. Urmanski	21,643	10,822

*  Mr. Nelson departed from the Company on September 30, 2013, following the Company’s disposition of its technical specialty business.  Consequently, Mr. Nelson’s requirements under the Long-Term Equity Incentive Plan were not met.  Mr. Nelson did receive certain payments in connection with his departure from the Company; these amounts are shown in the Summary Compensation Table on page 17.

Under our Long-Term Equity Incentive Compensation Plan, “total shareholder return” is determined by dividing (1) the sum of (a) the average closing share price for the Company’s common stock over the last 60 trading days of the period immediately prior to the end of the three-year performance period (the “Maturity Date FMV”); and (b) cash dividends paid during the three-year performance period; by (2) the average closing share price for the Company’s common stock over the last 60 trading days preceding the date of grant (the “Grant Date FMV”). The formula for calculating total shareholder return is as follows:

(Maturity Date FMV + Cash Dividends Paid)	– 1	= Total Shareholder Return
Grant Date FMV

Total shareholder return is calculated to closest tenth of a percent, and vested performance units are rounded to the next highest whole unit.

The first awards made under the Company’s long-term equity incentive compensation plan vested in early January 2014.  Each of our named executive officers who are still employed with the Company received 100% of the possible vested awards, reflecting the significantly positive total shareholder return over the vesting period.  These amounts are not shown in the Summary Compensation Table on page 17, given that vesting occurred in early 2014.

Other Equity Awards.  From time to time, we may grant other awards of options, restricted stock, performance units, or restricted stock units that are tied to a named executive officer’s initial appointment or made for other reasons, and these awards may or may not be subject to vesting conditions based upon the financial performance of the Company.  We have not established formal criteria with respect to the size or frequency of grants that are not part of an incentive plan, but, in making these grants, we may consider a variety of factors, including our subjective determination of the performance and contributions of the officer, the Company’s financial performance relative to the industry, and our goal of aligning the long-term interests of officers and shareholders.  No grants of options or restricted stock were made during 2013.

Timing of Equity Awards.  We approve equity-based incentive awards promptly following the close of the fiscal year.  The timing of other equity awards is tied to the occurrence of specific hiring or promotion events.  In each case, awards are made on the date of appointment or at the next subsequent scheduled Compensation Committee meeting.  We do not engage in any plan or practice to coordinate the timing of equity awards with the release of material non-public information.

2014 Equity Incentive Plans.  In order to further strengthen the relationship between pay and performance, we removed the retention component from the Annual Equity Incentive Plan that will be in effect during 2014.  We intend for future grants made under our annual equity incentive plans to be based exclusively on measurement of return on capital employed.  Our 2014 Long-Term Equity Incentive Compensation Plan grants continue to be based on a measurement of total shareholder return over a three-year vesting period.

Stock Ownership Guidelines and Retention.  We have adopted stock ownership guidelines for all officers.  Named executive officers are required to own stock having a value equal to the following specified multiples of base salary within five years of the date of hire or promotion:

Title	Multiple of Base Salary
Chief Executive Officer	3.0
Senior Vice President	1.5

The value of stock held is determined by shares directly or indirectly held, vested common stock equivalents (restricted stock, etc.), vested stock options, and shares held in qualified retirement plan accounts.  As of December 31, 2013, all of our named executive officers had attained the minimum level or were on pace to attain such level within the specified period.

Supplemental Retirement Plans.  The Company currently maintains three supplemental retirement plans (the “SERPs”) for select officers; however, only one of these SERPs is currently providing any benefit accruals.  SERP participation is currently focused on a defined contribution SERP that was adopted in 2009 (the “Defined Contribution SERP”) as a means to provide retirement benefits on compensation in excess of the Internal Revenue Code’s limitation on compensation that may be taken into account under tax-qualified retirement plans.  Benefits under our Defined Contribution SERP create a long-term continuity of interest with the Company as a result of the vesting schedule, and the unfunded nature of the Defined Contribution SERP offers significant personal incentive with respect to maintaining the soundness of the Company’s financial condition.

Participation under the Defined Contribution SERP is subject, in all cases, to the discretion of the Compensation Committee.  Under the Defined Contribution SERP, participants receive an annual Company contribution equal to 8.5% of base compensation in excess of the IRS limit for qualified plans (currently $255,000), plus 13% of cash incentive compensation.  A participant’s account is credited with interest at a rate equal to the prime rate of interest in effect on the first day of each calendar quarter.  Participants vest in the Defined Contribution SERP after five years as a participant or if employment is terminated due to death or disability.  Accounts under the Defined Contribution SERP are distributable beginning on the date following termination of employment, with the actual date selected by the participant, so long as it is not later than age 65.  Distribution can be made in a lump sum or in various installments over a period selected by the participant, but not in excess of 120 monthly installments.  The Plan contains forfeiture provisions in the event a participant violates confidentiality or restrictive covenant provisions or incurs a termination of employment for cause.

Deferred Compensation Plans.  Other than the Defined Contribution SERP, we do not maintain any deferred compensation plans specifically for our named executive officers.

Perquisites.  Each named executive officer may receive an allowance for professional fees.  Relocation expenses are reimbursed in accordance with a Company program for salaried employees.  While named executive officers may use the Company plane for personal travel when it is not in use on Company business, actual use has been very limited.  We do not consider perquisites to be a material element of the compensation program for executive officers.

Termination and Change in Control Arrangements; Consequences of a Change in Control.  The Company has entered into change in control agreements with each of our named executive officers.  See “Termination and Change in Control Arrangements” on page 21.  In addition, upon a change in control of the Company, all equity awards granted under our equity incentive plans will become fully vested, and we will have the discretion to cancel outstanding options and make a lump sum cash payment to the option holders.  Further, upon a change in control of the Company, any unvested benefits under the Defined Contribution SERP will also become fully vested.

Results of 2013 “Say-on-Pay” Vote

The Company provides its shareholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”).  At the Company’s annual meeting of shareholders held in April 2013, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal.  The Compensation Committee believes that the results of this vote affirmed shareholders’ support of the Company’s approach to executive compensation, and, accordingly, we did not substantially change our approach in 2013.

The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

Role of Compensation Committee and Executive Officers

Responsibility for Compensation Matters.  The Compensation Committee has overall responsibility for all matters relating to compensation of our directors and named executive officers and, in particular, is responsible for approving the compensation of our chief executive officer.  The Compensation Committee also considers the chief executive officer’s recommendations relating to the compensation of our other named executive officers.  To assist the Committee in performing these functions, the chief executive officer and the vice president of human resources provide information and recommendations about compensation, programs, and policies when requested by the Committee or its chair, and the Committee is also provided with access to and the recommendations of Grant Thornton.  The other named executive officers have no related involvement with the Committee.  Upon request by the Committee or its chair, the chief executive officer and other management personnel may attend Committee meetings, but they are excused at such times as the Committee deems appropriate.

Tax Considerations.  We are aware that, except for certain plans approved by shareholders, Section 162(m) of the Internal Revenue Code of 1986, as amended, limits deductions to $1 million for compensation paid to the chief executive officer and each of the other officers named in the summary compensation table who are officers on the last day of the year.  We review the Section 162(m) limitation as part of our overall compensation policy.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis contained under that heading in this proxy statement.  On the basis of our review and discussions, we have recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, and this proxy statement.

Compensation Committee

G. Watts Humphrey, Jr. (Chair)

Londa J. Dewey

Gary W. Freels

Charles E. Hodges

Summary Compensation Table for 2013

The following table sets forth the compensation awarded to, earned by, or paid by us and our subsidiaries during the year ended December 31, 2013, to our principal executive officer, principal financial officer, and the three most highly compensated other executive officers as of December 31, 2013, whose total compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)

Henry C. Newell	2013	$650,000	$0	$635,400	$0	$157,950	$ 1,703	$ 77,574(4)	$1,522,627
President and	2012	$650,000	$0	$981,094	$0	$176,150	$ 73	$ 77,837	$1,885,154
Chief Executive Officer	2011	$455,167	$0	$336,200	$0	$ 56,204	$10,385	$ 37,349	$ 895,305

Sherri L. Lemmer	2013	$300,271	$0	$139,585	$0	$ 67,500	$ 5,092	$ 30,621(4)	$ 543,069
Senior Vice President,	2012	$249,321	$0	$125,368	$0	$ 44,431	$ 5,047	$ 17,664	$ 441,831
Finance,
Secretary and Treasurer

Patrick J. Medvecz	2013	$309,000	$0	$143,772	$0	$ 69,216	($43,717)	$ 37,275(4)	$ 515,546
Senior Vice President,	2012	$309,000	$0	$223,095	$0	$ 77,405	$39,369	$ 38,562(4)	$ 687,431
Operations	2011	$289,981	$0	$157,597	$0	$ 73,590	$70,767	$ 24,370	$ 616,305

Michael W. Nelson	2013	$249,000	$0	$ 0	$0	$ 0	$ 2,054	$393,296(4)	$ 644,350
Senior Vice President,	2012	$332,000	$0	$239,698	$0	$ 67,230	$ 66	$ 37,038(4)	$ 675,900
Paper	2011	$307,242	$0	$165,802	$0	$ 40,054	$14,656	$ 20,276(4)	$ 548,030

Matthew L. Urmanski	2013	$300,271	$0	$139,585	$0	$ 57,540	$ 4,452	$ 36,858(4)	$ 538,706
Senior Vice President and	2012	$284,500	$0	$162,882	$0	$140,315	$ 4,361	$ 19,386(4)	$ 611,444
General Manager

(1) The amounts indicated with respect to 2013 represent the grant date fair value for awards of restricted stock, restricted stock units, performance units, and stock options.  The grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 718-10.  Amounts may also include awards for more than one year.  All amounts represent potential future income calculated for financial reporting purposes; actual amounts recognized by the named executive officers may be materially different depending on, among other things, the Company’s stock price performance and the period of service of the executive.  Additional information concerning the recognition of compensation expense and the assumptions used in the calculation of compensation expense attributable to these awards is set forth in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2013.

(2) Cash incentive compensation earned by officers based on the 2013 Company financial performance and satisfaction of individual performance objectives under the 2013 Cash Incentive Compensation Plan.

(3) The amounts indicated represent the change in the actuarial present value in 2013 of each officer’s accrued retirement benefit under the Company’s qualified retirement plan.

(4) Contributions under the Company’s 401(k) Plan, the 2009 defined contribution supplemental executive retirement plan (which was discussed on page 14 above), and credits payable under the Company’s flexible benefit plan during 2013 were as follows:

	401(k) Plan	Defined Contribution SERP	Flexible Benefits Plan
Mr. Newell	17,998	59,338	238
Ms. Lemmer	17,998	12,623	0
Mr. Medvecz	17,998	15,785	3,492
Mr. Nelson	17,998	(22,223)	5,387
Mr. Urmanski	17,998	11,328	7,532

In addition, Mr. Nelson received payments in connection with his termination of employment in the amount of $392,134.  A portion of Mr. Nelson’s payments were made pursuant to the terms of an executive retention bonus and severance agreement entered into between the Company and Mr. Nelson on January 15, 2013, which provided for certain payments to be made to Mr. Nelson upon a successful divestiture of the Company’s technical specialty business, provided that Mr. Nelson was still employed by the Company at the time of the divestiture.

Grants of Plan-Based Awards for 2013

The following table indicates potential cash incentive compensation under our incentive plans based on 2013 performance and equity awards granted in 2013.  Actual cash incentive compensation earned in 2013 is included in the Summary Compensation Table on page 17.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Henry C. Newell		$162,500	$233,400	$975,000	18,036	77,013	180,357			$9.01	$1,122,904

Sherri L. Lemmer		$ 63,000	$ 83,500	$300,000	4,995	17,316	43,287			$9.01	$289,592

Patrick J. Medvecz		$ 59,000	$ 80,000	$309,000	5,145	17,835	44,585			$9.01	$298,276

Michael W. Nelson		$ 66,500	$111,500	$332,000	5,528	19,163	47,904			$9.01	$320,478

Matthew L. Urmanski		$ 69,000	$124,000	$300,000	4,995	17,316	43,287			$9.01	$289,592

(1)  Amounts represent 2013 incentive compensation that could have been earned if 2013 financial and/or individual performance requirements under the 2013 Cash Incentive Compensation Plan for executive officers had been attained.  Amounts indicated as “Target” represent amounts that would have been paid or awarded if the 2013 operating plan targets had been met.  The incentive plans did not set a specific target level, but instead established potential payments based on satisfaction of individual performance objectives, the return on capital employed achieved within a range of 5% to 14%, and, in the case of certain officers, the segment operating profits achieved within a specified range.  Amounts indicated as “Threshold” reflect the past three year’s historic average payouts as a percentage of base salary for achievement of individual performance objectives with no payment based on Company or segment performance.  Amounts indicated as “Maximum” represent amounts that would have been payable upon achievement of all individual objectives and achievement of return on capital employed and segment operating profits at or above, in each case, the top of the range.  See “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Cash Bonus Incentives – 2013 Cash Incentive Compensation Plan.”

(2)  Actual awards under 2013 Equity Incentive Compensation Plan.  Dividend equivalents in the form of additional performance units are earned on each award and are paid at distribution of award.  See “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Cash Bonus Incentives – 2013 Equity Incentive Compensation Plan.”

(3)  Amounts indicated represent the grant date fair value of performance units for the awards of Retention Awards and Performance Incentive Awards on January 2, 2013 ($9.01).  The amount indicated also includes grant date fair value of performance units for awards granted under the Long-Term (2015) Equity Incentive Plan on January 2, 2013 ($4.37).  The grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 718-10.  Additional information concerning the assumptions used in determining the grant date fair value of these awards is set forth in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2013.  See “Compensation Discussion and Analysis – Elements of our Executive Compensation Program – Equity Incentives – 2013 Equity Incentive Compensation Plan.”

2000 Stock Incentive Plan and 2010 Stock Incentive Plan.  All awards of performance units and stock options are made under the terms of either the 2000 Stock Incentive Plan (for grants made prior to May 31, 2010) or the 2010 Stock Incentive Plan (for grants made beginning on or after June 1, 2010).  Awards made under these plans include all awards pursuant to the Company’s annual performance-based equity plans and all other individual grants.  Equity awards under the plans are granted subject to such performance-based or service conditions as the Compensation Committee determines to be appropriate under the circumstances.  Performance units may be settled in cash in the discretion of the Compensation Committee.  Under current policy, performance-based performance units may, at the election of the grantee, be settled in cash to the extent of the grantee’s tax withholding liability.  Options may be awarded for a maximum term of 10 years at an exercise price not less than the closing price of our stock on the date of grant.  Options must be exercised within 90 days of the termination of employment for reasons other than retirement, death, or disability, in which cases, extended exercise periods of up to one year (in case of death) or two years (in case of retirement) apply.  See “Compensation Discussion and Analysis – Elements of Our Executive Compensation Program – Equity Incentives – 2013 Equity Incentive Compensation Plan,” page 11, for more information on awards under the 2013 Equity Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End 2013

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Henry C.	75,000			$11.66	01/04/20	46,010(1)	$583,407	28,805(4)	$365,247
Newell	25,000			$ 9.55	10/01/19	18,236(2)	$231,232	15,600(5)	$197,808
	50,000			$11.44	01/01/19			58,735(6)	$744,760
	25,000			$10.26	10/19/27			54,709(7)	$693,710

Sherri L.	3,000			$10.71	12/13/21	3,734(1)	$ 47,347	2,660(4)	$ 33,729
Lemmer	5,000			$12.57	12/16/19	2,558(3)	$ 32,435	1,671(6)	$ 21,188
						5,050(2)	$ 64,034	5,592(8)	$ 70,907
								10,942(7)	$138,745

Patrick J.	25,000			$11.66	01/04/20	12,007(1)	$152,249	4,344(4)	$ 55,082
Medvecz	10,000			$ 9.55	12/03/27	5,202(2)	$ 65,961	18,875(9)	$239,335
	25,000			$ 9.12	10/01/19			12,099(6)	$153,415
	3,000			$10.71	12/13/21			11,270(7)	$142,904
	5,000			$ 8.91	10/19/20

Matthew L.	5,000			$10.00	09/01/19	4,178(1)	$ 52,977	3,489(4)	$ 44,241
Urmanski	5,000			$10.17	08/23/22	3,331(3)	$ 42,237	1,870(6)	$ 23,712
						5,050(2)	$ 64,034	7,356(10)	$ 93,274
								10,942(7)	$138,745

(1)  Awards vest on January 3, 2014.

(2)  Awards vest on January 2, 2015.

(3)  Awards vest on March 1, 2014 in the case of Mr. Urmanski and May 1, 2014 in the case of Ms. Lemmer.

(4)  Awards under our Long-Term Equity Incentive Plan, which vest on January 3, 2014, if certain levels of total shareholder return (“TSR”) are achieved during the three-year period following the date of grant.

(5)  Awards under our Long-Term Equity Incentive Plan, which vest on March 1, 2014, if certain levels of TSR are achieved during the three-year period following the date of grant.

(6)  Awards under our Long-Term Equity Incentive Plan, which vest on January 3, 2015, if certain levels of TSR are achieved during the three-year period following the date of grant.  Amounts shown reflect the number of shares that would be awarded if target levels of TSR (7% annual return) are achieved.

(7)  Awards under our Long-Term Equity Incentive Plan, which vest on January 2, 2016, if certain levels of TSR are achieved during the three-year period following the date of grant.  Amounts shown reflect the number of shares that would be awarded if target levels of TSR (7% annual return) are achieved.

(8)  Awards under our Long-Term Equity Incentive Plan, which vest on May 1, 2015, if certain levels of TSR are achieved during the three-year period following the date of grant.  Amounts shown reflect the number of shares that would be awarded if target levels of TSR (7% annual return) are achieved.

(9) Awards under our Long-Term Equity Incentive Plan, which vest on March 15, 2014, if certain levels of TSR are achieved during the three-year period following the date of grant.

(10) Awards under our Long-Term Equity Incentive Plan, which vest on March 1, 2015, if certain levels of TSR are achieved during the three-year period following the date of grant.  Amounts shown reflect the number of shares that would be awarded if target levels of TSR (7% annual return) are achieved.

Option Exercises and Stock Vested in 2013

The following table indicates options exercised by and performance units that vested for our named executive officers in 2013.

	Option Awards		Performance Unit Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized
	Acquired on Exercise	Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)(1)	($)
Henry C. Newell	–	$ 0	12,675	$114,923
Sherri L. Lemmer	–	$ 0	2,386	$ 21,212
Patrick J. Medvecz	–	$ 0	6,200	$ 58,907
Michael W. Nelson	5,000	$ 15,850	6,308	$ 60,361
Matthew L. Urmanski	–	$ 0	3,129	$ 27,818

(1) Represents vesting of performance units upon satisfaction of service requirements on January 3, 2013.  Includes additional units earned on award as dividend equivalents.  Also includes shares that were immediately surrendered for tax withholding purposes.

Pension Benefits for 2013

The following table presents information concerning actuarially determined retirement benefits of our named executive officers as of the pension plan measurement date used for our 2013 financial statement reporting.

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name(1)	(#)	($)(1)	($)
Henry C. Newell	Retirement Plan	5	$ 52,670	$ 0

Sherri L. Lemmer	Retirement Plan	17	$155,487	$ 0

Patrick J. Medvecz	Retirement Plan	20	$238,338	$ 0

Michael W. Nelson	Retirement Plan	6	$ 62,723	$ 0

Matthew L. Urmanski	Retirement Plan	13	$134,898	$ 0

(1)  See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2013, for a discussion of the valuation method and material assumptions applied in quantifying the present value of the current accumulated benefit.  Each of our named executive officers also participate in (or will participate in upon becoming eligible) the Company’s 2009 Defined Contribution SERP.  See “Executive Compensation – Compensation Discussion and Analysis – Elements of Our Executive Compensation Program.”

Retirement Plan.  Our tax-qualified retirement plan historically covered all salaried employees and based a participant’s pension on the value of a hypothetical account balance in the plan.  The retirement plan was amended effective December 31, 2010, to end annual credits based on compensation and close the plan to new participants.  Interest credits on all prior accruals continue to be made.  Benefits may be paid in lump sum or other actuarial equivalent form by converting the hypothetical account balance credits into a single life annuity form payable at normal retirement age (65).  Participants become eligible for early retirement upon completion of at least 10 years of service and attainment of age 55.  Benefits paid prior to normal retirement age are reduced to the actuarial equivalent of the normal retirement benefit.  None of our named executive officers is currently eligible for early retirement under the plan.

Nonqualified Deferred Compensation for 2013

The Company does not maintain any elective deferred compensation plans for its executive officers.

Termination and Change in Control Arrangements

Change in Control Agreements.  The Company has entered into change in control agreements with each of our named executive officers (other than with Mr. Nelson, who is no longer employed by the Company).  These agreements provide salary and benefit continuation if two circumstances are met:  (1) there is a change in control of the Company, and (2) the named executive officer’s employment is terminated without cause, or the named executive officer terminates his or her employment for good reason, within two years following the change in control.  Because both elements must be met for a payment obligation to be effective, these types of change in control agreements are sometimes referred to as “double trigger” agreements, and they are designed to preserve the Company’s human resources in the event of a potentially disruptive change in control.  For purposes of the agreements, “good reason” (which allows the named executive officer to terminate his or her employment and trigger a payment following a change in control) includes a material diminution of position, a material decrease in base compensation, a material breach of any employment agreement, or a material change in location of employment.

The change in control agreements entitle the named executive officers to payments in the following amounts:

•

For Mr. Newell, a lump-sum payment equal to two times his annual base salary prior to his separation from service (measured by annualizing his highest monthly salary over the previous twelve months) plus two times his average annual cash incentive bonus paid to him during the three years immediately prior to his separation from service or change in control (whichever is greater).

•

For the named executive officers other than Mr. Newell, a lump-sum payment equal to the executive’s annual base salary prior to the executive’s separation from service measured by annualizing the officer’s highest monthly salary over the previous twelve months plus the executive’s average annual cash incentive bonus paid during the three years immediately prior to separation from service or change in control (whichever is greater).

•

The agreements also entitle the executive officer to continuation of health and welfare benefits for up to 18 months (in the case of Mr. Newell) and 12 months (in the case of the other executive officers).

•

Payments under these agreements may be reduced in the event such payments are subject to Section 280G of the Internal Revenue Code.

For purposes of the 2012 change in control agreements, a “change in control” of the Company means:

•

the acquisition of 20% or more of the Company’s common stock by a person or group (excluding stock acquired from the Company or acquired by an employee benefit plan sponsored by the Company);

•

a change in the composition of the Board so that the incumbent directors on the date the 2010 Stock Incentive Plan became effective (or the successive directors approved by the Board whose assumption of office did not occur as a result of any actual or threatened election contest as defined under rules adopted by the SEC) no longer constitute at least a majority of the directors;

•

shareholder approval of any reorganization, consolidation, or merger unless (1) the Company’s shareholders will beneficially own more than 60% of the shares of the new combined entity in substantially the same proportion as shares of the Company were beneficially owned immediately prior to the merger, (2) no person will own more than 20% of the stock of the combined entity except to the extent such ownership existed prior to the transaction, or (3) at least a majority of the members of the board of directors of the new entity were members of the Board at the time the agreement was signed or approved by the Board;

•

sale of all or substantially all of the assets of the Company; and

•

shareholder approval of a liquidation or dissolution of the Company.

Equity and Retirement Plan Change in Control Provisions.  In addition to the change in control agreements, certain of the Company’s equity and retirement plans provide for the full vesting and (in certain instances) immediate distribution or acceleration of benefits otherwise due under the plans.  Under the terms of the Company’s Defined Contribution SERP, for example, upon a change in control of the Company, the executive officers will be fully vested in their accrued benefit.  See “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Compensation Program.”  In addition, if the circumstances surrounding the change in control meet the definition of “change in control” under the Internal Revenue Code rules for nonqualified deferred compensation plans, the executive officer will receive the executive’s accrued benefit in a single lump sum rather than in the form of payment previously elected by the executive if the executive’s employment terminates within two years of the change in control.  Under the directors’ deferred compensation plan, upon a termination of service within one year of a change in control, which also meets the definition of “change in control” under the Internal Revenue Code rules for nonqualified deferred compensation plans, the entire balance of the director’s account will be distributed in a lump sum.

All equity awards vest upon retirement or a change in control of the Company and the value of all performance units, stock appreciation rights, and dividend equivalents will be distributed upon subsequent termination of employment.  The Compensation Committee has the discretion to cancel stock option awards outstanding under the plan in the event of a change in control and to pay the holders of such cancelled options a lump sum cash payment equal to the excess of (1) the greater of (a) highest price in any tender or exchange offer for the Company’s stock resulting in the change in control, or (b) the highest fair market value of the Company’s stock on any day in the 60-day period ending on the effective date of the change in control over (2) the exercise price of the options.  Stock appreciation rights and dividend equivalents may also be exercisable at the election of the holder according to the same formula described in the preceding sentence.

For purposes of these equity and retirement plans, a “change in control” of the Company has the same meaning as in the change in control agreements:  a “change in control” includes a change in a majority of the Board, consummation of certain mergers, and the sale of all or substantially all of the Company’s assets or liquidation or dissolution of the Company.  The definition also includes events in which a party acquires 20% or more of the combined voting power of the Company’s then-outstanding securities.

Quantification of Payments Upon Termination.  The following table provides the payouts upon a termination of employment (voluntarily, due to death or disability, or involuntary termination by the Company without cause) to each of our named executive officers.  The values set forth below are based on an assumed termination date of December 31, 2013.  For additional discussion of the benefits and payments due upon termination after change in control, see “Quantification of Potential Payments in Connection with a Change in Control,” below.

Payments Upon Termination as of December 31, 2013(1)

Name	Performance Units if not due to Death or Disability(2)	Performance Units if Death or Disability(3)	Cash Severance(4)	Value of Health Benefits(4)(5)	Options	Defined Contribution SERP(6)
Henry C. Newell	–	$2,833,185	–	–	–	–
Sherri L. Lemmer	–	$ 392,839	–	–	–	–
Patrick J. Medvecz	–	$ 812,446	–	–	–	–
Michael W Nelson	–	–	–	–	–	–
Matthew L. Urmanski	–	$ 451,970	–	–	–	–

(1)  Based on closing price of Company stock on December 31, 2013 ($12.68).

(2) If the named executive officer terminates employment prior to attaining retirement age under the 2000 Stock Incentive Plan or 2010 Stock Incentive Plan (as applicable, depending on the date of the award), performance units are not vested if the termination occurs prior to the satisfaction of all vesting requirements under the terms of the relevant grant.  The retirement age under the 2000 and 2010 Stock Incentive Plans is the age at which the executive has attained age 55 and 10 years of service.

(3) If the named executive officer terminates employment due to death or disability, performance units become fully vested under the terms of the applicable grant agreements and the 2000 Stock Incentive Plan or the 2010 Stock Incentive Plan (as applicable, depending on the date of the award).

(4) The Company does not currently maintain any employment or severance agreements other than the change in control agreements, which are only triggered upon a change of control of the Company.  Mr. Nelson, who departed from employment with the Company during 2013 following the disposition of our technical specialty paper business, had a “stay bonus” employment agreement in effect that called for certain payments to be made to Mr. Nelson upon the successful disposition of our technical specialty paper business; these payments were made to Mr. Nelson in connection with his departure from the Company.

(5) The Company maintains a retiree health plan, however, none of the named executive officers meets the requirements for coverage under such plan.

(6) If the named executive officer terminates employment due to death or disability, the officer becomes fully vested in the executive’s accrued benefit under the Defined Contribution SERP.  Otherwise, the Defined Contribution SERP requires five years of service (as Chief Executive Officer or in a position reporting directly to the Chief Executive Officer) for vesting.  With the exception of Messrs. Newell and Medvecz, none of the named executive officers have satisfied the five years of service requirement.  Accrued benefits as of December 31, 2013, under the Defined Contribution SERP (which would be fully vested upon the executive’s termination of employment due to death or disability) were as follows:

Defined Contribution SERP Benefit

Mr. Newell	$220,235
Ms. Lemmer	$ 12,623
Mr. Medvecz	$ 83,378
Mr. Nelson	–
Mr. Urmanski	$ 11,328

Quantification of Potential Payments in Connection with a Change in Control.  Additional payments and benefits upon a change in control of the Company may be paid pursuant to the 2000 and 2010 Stock Incentive Plans, the change in control agreements that are in place with each of the named executive officers, and the Defined Contribution SERP.  The following table provides the potential additional payouts and benefits to each of the named executive officers (other than Mr. Nelson, who is no longer employed by the Company) in connection with a change in control.

Potential Payments in Connection with a Change in Control(1)

Name/Triggering Event	Cash Severance(5)	Bonus(6)	Health Benefits(7)	Performance Units(8)	Options(9)	Tax Gross-up(10)	Defined Contribution SERP	Total
Henry C. Newell
Change in Control(2)	–	–	–	–	–	–	–	–
Termination(3)(4)	$1,300,000	$260,202	$20,325	$4,254,647	$52,500	–	$220,235	$6,107,909
Sherri L. Lemmer
Change in Control(2)	–	–	–	–	–	–	–	–
Termination(3)(4)	$ 309,000	$ 48,910	$ 8,059	$ 639,237	$ 2,400	–	$ 12,623	$1,020,229
Patrick J. Medvecz
Change in Control(2)	–	–	–	–	–	–	–	–
Termination(3)(4)	$ 309,000	$ 73,404	$13,550	$1,105,265	$20,400	–	$ 83,378	$1,604,997
Matthew L. Urmanski
Change in Control(2)	–	–	–	–	–	–	–	–
Termination(3)(4)	$ 309,000	$ 84,595	$ 9,451	$ 714,962	$ 3,000	–	$ 11,328	$1,132,336

(1)   All amounts payable in this table assume relevant salary, bonus, benefit and Company stock values in effect as of December 31, 2013 (closing price of Company stock of $12.68). Amounts shown in the cash severance, bonus, and health benefits columns are subject to reduction in the event such payments are subject to Section 280G of the Internal Revenue Code.

(2)   For purposes of these agreements, a “change in control” generally means a change in a majority of the Board, consummation of certain mergers, and the sale of all or substantially all of the Company’s assets or liquidation or dissolution of the Company.  The definition also includes events in which a party acquires 20% or more of the combined voting power of the Company’s then-outstanding securities.

(3)   Termination following a change in control for purposes of the change in control agreements is limited to termination of the named executive officer without “cause” or by the officer due to a “good reason” within 24 months of a change in control.  As defined in the existing change in control agreements, “cause” means:  (a) the willful and continued failure of the named executive officer to perform substantially the officer’s duties (other than any such failure resulting from incapacity due to physical or mental illness or following the named executive officer’s delivery of a notice of termination for good reason); or (b) the willful engaging by the named executive officer in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company.  “Good reason” means a material diminution of position, a material decrease in base compensation, a material breach of any employment agreement, or a material change in location of employment of the named executive officer.

(4)   For purposes of the 2000 and 2010 Stock Incentive Plans and the Defined Contribution SERP, termination following a change in control is limited to a termination of employment voluntarily or involuntarily without cause.

(5)   Represents an amount equal to one time (two times for Mr. Newell) the named executive officer’s annual base salary (measured by annualizing the officer’s highest monthly salary over the previous 12 months) prior to his or her separation from service.

(6)   Under the terms of the existing change of control agreements, the named executive officer is entitled to an amount equal to one time (two times for Mr. Newell) the officer’s average annual bonus under the Company’s cash incentive plan for the three years preceding the year in which the officer’s termination of employment occurs, or, if higher, for the three years preceding the year in which the change in control occurs.  Amounts shown represent the amount that would have been paid based on the three-year period ending December 31, 2013.  In addition to the amount shown, under the terms of the existing change of control agreements, the named executive officer is, upon termination, entitled to a pro rata portion of the officer’s average annual bonus paid to the officer under the Company’s Cash Incentive Compensation Plan during the three years immediately prior to the year in which the officer’s termination occurs, or, if higher, during the three years immediately preceding the year in which the change in control occurs.  The pro rata portion is determined by a fraction, the numerator of which is the number of days in the fiscal year of termination of employment through the date of termination of employment and the denominator of which is 365.

(7)   Under the existing change of control agreements, the named executive officer is entitled to continuation of Company health and welfare benefits for up to 18 months (in the case of Mr. Newell) and 12 months (in the case of the other named executive officers), with the Company continuing to pay its share of the premiums as though the officer were an active employee.  Represents the total Company contribution toward these benefits using 2013 premium rates.

(8)   Represents value named executive officers would be entitled to receive from vested performance unit awards at December 31, 2013, under the change in control provisions applicable to those awards ($12.68).

(9)   Amount shown represents additional amount named executive officers would be entitled to receive under the change in control provisions applicable to such awards.  Change in control benefit represents additional value attributable to deemed exercise at highest Company stock price in the 60-day period preceding December 31, 2013 ($12.98) compared to price at which executive could have exercised vested award at December 31, 2013, in absence of a change in control ($12.68).

(10) The Company is not obligated to provide tax gross up payments to any named executive officer, even if a payment may be subject to excise taxes under Code Sections 280G and 4999.

Director Compensation for 2013

The following table presents the compensation of our directors for 2013.  A description of our director compensation policy and plans follows the table.

				Non-Equity	Change in Pension Value
	Fees Earned or	Stock	Option	Incentive Plan	and Nonqualified Deferred	All Other
Name(1)	Paid in Cash	Awards	Awards	Compensation	Compensation Earnings(4)	Compensation	Total
	($)	($)(2)(3)	($)(3)	($)	($)	($)	($)

Michael C. Burandt	$ 65,000	$50,000	$ 0	$ 0	$ 0	$ 0	$115,000

Londa J. Dewey	$ 71,833	$50,000	$ 0	$ 0	$ 0	$ 0	$121,833

Gary W. Freels	$ 78,500	$50,000	$ 0	$ 0	($18,418)	$ 0	$110,082

Charles E. Hodges	$ 61,000	$50,000	$ 0	$ 0	$ 0	$ 0	$111,000

Thomas J. Howatt	$181,500	$50,000	$ 0	$ 0	($ 6,983)	$ 25,048(5)	$249,565

G. Watts Humphrey, Jr.	$ 69,667	$50,000	$ 0	$ 0	$ 0	$ 0	$119,667

Dennis J. Kuester*	$ 26,000	$50,000	$ 0	$ 0	($28,255)	$ 168,583(6)	$216,328

John S. Kvocka*	$ 43,000	$50,000	$ 0	$ 0	$ 0	$ 0	$ 93,000

George P. Murphy*	$ 39,500	$50,000	$ 0	$ 0	$ 0	$ 0	$ 89,500

*

Mr. Kuester retired from the Board in April 2013; Messrs. Kvocka and Murphy were first elected to the Board in April 2013.

(1)  Directors who are employees do not receive directors fees; accordingly, Mr. Newell is not listed in this table.

(2)  Stock awards are performance units, which must be held until the director’s termination of service from the Board.  Stock award amounts therefore represent potential future income, the amount of which may be materially different when paid.  Dividend equivalents in the form of additional performance units are also earned on each award and are paid at distribution of award.  Amounts indicated represent the grant date fair value for the 2013 award, which was determined by the closing price of the underlying stock on the grant date ($9.01 per share), except for the grants made to Messrs. Kvocka and Murphy, which were at $10.00 per share.  The grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 718-10.  Additional information concerning the recognition of compensation expense and the assumptions used in the calculation of compensation expense attributable to these awards is set forth in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K for the year ended December 31, 2013.

(3)  The aggregate number of stock and option awards held at December 31, 2013, by directors other than Mr. Newell (see footnote (1) above) are:

	Aggregate Stock Awards*	Aggregate Option Awards
Michael C. Burandt	11,316	–
Londa J. Dewey	17,960	–
Gary W. Freels	26,691	37,000
Charles E. Hodges	11,316	–
Thomas J. Howatt**	61,708	697,205
G. Watts Humphrey, Jr.	25,503	12,000
Dennis J. Kuester	–	37,000
John S. Kvocka	5,000	–
George P. Murphy	5,000	–

  *Does not include 3,987 performance units granted January 2, 2014, pursuant to Director Compensation Policy and reflected in table of beneficial ownership under “Stock Ownership.”  Also does not include 1,314 hypothetical shares attributable to dividend equivalents for Mr. Freels; 1,101 hypothetical shares attributable to dividend equivalents for Mr. Humphrey; 460 hypothetical shares attributable to dividend equivalents for Ms. Dewey; 556 hypothetical shares attributable to dividend equivalents for Mr. Howatt; or 188 hypothetical shares attributable to dividend equivalents for Messrs. Burandt and Hodges as of December 31, 2013.

**For Mr. Howatt, also includes 47,991 performance units granted January 3, 2011, under the Company’s Long-Term Equity Incentive Compensation Plan and 672,205 option awards granted at various dates while serving as an officer of the Company.  Awards do not include dividend equivalent shares that are payable only in cash upon exercise of certain option awards.

(4) Represents change in actuarial present value under director retirement plan for directors who began service prior to January 1, 2003.

(5) Represents aggregate incremental cost for personal use of the Company aircraft.

(6) Mr. Kuester retired as a director on April 18, 2013;  represents amounts received pursuant to the Directors’ Deferred Compensation Plan and Directors’ Retirement Policy.

Director Compensation Policy.  Director compensation is established by the Compensation Committee and is intended to be competitive with compensation paid to directors of similarly sized publicly traded companies.  Our Chairman of the Board received a monthly retainer of $10,000; however, beginning in January 2014, this monthly retainer amount was reduced to $6,250, in part due to the Company’s disposition of its technical specialty paper business during 2013 and the Company’s lower levels of assets and revenue that resulted from that disposition and narrowing of focus.  Overall director compensation is reviewed annually by the Committee.  In December 2013, after its annual review of director compensation, the Committee elected to maintain director compensation at previously established levels, except with respect to the Chairman’s retainer as described above.  Director compensation levels are summarized below:

Board Retainer
Annual cash retainer	$40,000
Performance Units	$50,000(1)

Meeting Fees
Board Meeting Fees	$ 1,500
$ 1,000 (telephonic meeting)
Committee Meeting Fees	$ 1,000
$ 500 (telephonic meeting)
Annual Committee Chair Retainer
Audit	$10,000
Executive, Compensation, and Corporate Governance	$ 5,000

(1)  On the first business day of each fiscal year or upon the date of initial election to the Board, a director receives performance units in an amount determined by dividing $50,000 by the closing price of Company’s stock on such day.  Dividend equivalents in the form of additional performance units accrue on each cash dividend date.  Units are settled in the form of Company stock upon director’s termination of service from the Board unless director elects to defer distribution for a maximum of two years.

Traditionally, only non-employee directors have been eligible for compensation under our director compensation policy; however, beginning in April 2014, when Mr. Burandt became our Chairman and Chief Executive Officer, Mr. Burandt began receiving compensation in his capacity as Chairman of the Board notwithstanding the fact that he had also begun serving as our Chief Executive Officer.  No director received any compensation or benefits for services as a director other than the standard arrangements described above.

Director Stock Ownership Guidelines.  Each director is required to own stock or stock equivalents having a value equal to three times the director’s annual retainer and Board meeting fees (assuming six Board meetings are held in any particular year) on or before the completion of six calendar years of service.  “Stock” consists of shares directly or indirectly held, vested common stock equivalents (restricted stock, etc.), vested stock options, and shares held in qualified retirement plan accounts.  As of December 31, 2013, all of our directors have attained the minimum level except Messrs. Murphy and Kvocka, who joined the Board in April 2013.

Directors’ Deferred Compensation Plan.  The Company maintains a deferred compensation program under which directors may elect each year to defer some or all of the fees otherwise payable in cash during the year.  Amounts deferred become payable in cash in a lump sum or in quarterly installments after a director’s termination of service.  In the event a director’s service terminates in connection with a change in control of the Company, as defined in the plan, payment of all deferred amounts will be made in a lump sum.  During the period in which payment is deferred, a director may elect that the deferred fees be credited with interest at the prime rate in effect as of each calendar quarter, or that the deferred fees be converted into common stock equivalent units.  If common stock equivalent units are elected, the director’s account is also credited with stock equivalent units representing the shares of our common stock that could have been purchased with the cash dividends that would have been paid had the units been actual common stock.  Stock equivalent units are converted to cash based upon the fair market value of our common stock at the time of distribution.  During 2013, Mr. Hodges and Mr. Kuester participated in the Plan and deferred all or a portion of the retainer or meeting fees otherwise payable under our Director Compensation Policy.

Directors’ Retirement Policy.  Directors who began service prior to January 1, 2003, and have at least five years of service at termination are eligible to receive a benefit equal to the annual cash retainer and board meeting fees in effect at termination of service.  Benefits will be paid for a period of time equal to the retired director’s period of service on the Board.  Retirement benefits terminate at death and are accelerated in the event of a change in control of the Company for the retired directors and current directors, as defined in the policy.  Directors who began service after December 31, 2002, are not eligible for retirement benefits under this policy.  Mr. Kuester retired from the Board effective April 18, 2013, and is currently receiving retirement benefits under this policy.

Compensation Consultant’s Analysis of Director Compensation.  As part of its services on behalf of the Company in 2013, Grant Thornton LLP provided the Compensation Committee with an analysis of the Company’s non-employee director compensation at a meeting held in October 2013.  The analysis concluded that 2013 non-employee director compensation

(excluding the Chairman’s retainer amount) was at approximately the 25th percentile (when compared against peer group companies) with respect to annual retainer amounts and committee chair fees paid.  Further discussion regarding the peer group paper companies included in the Grant Thornton analysis is included elsewhere in this Proxy Statement under the heading “Executive Compensation—Compensation Discussion and Analysis—Total Compensation and Peer Group Analysis.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Directors, Executive Officers, and 5% Shareholders

The following table sets forth, based on statements filed with the SEC or information otherwise known to us, in each case, as of March 31, 3014, the name of each person believed by us to own more than 5% of our common stock and the number of shares of common stock held by each person.

	Common Shares	Percent of
Name and Address	Beneficially Owned	Class

Starboard Value LP	7,500,000	15.2%
830 Third Avenue
New York, NY 10022

BlackRock Inc.	4,481,238	9.1%
55 East 52nd Street
New York, NY 10022

Corsair Capital Partners, L.P.	2,916,330	5.9%
717 5th Avenue
New York, NY 10022

Altai Capital Management, L.P.	2,694,974	5.5%
152 West 57th Street
New York, NY 10019

T. Rowe Price Associates, Inc.	2,650,610	5.3%
100 E. Pratt Street
Baltimore, MD 21202

Wilmington Trust Co.	2,628,531	5.3%
1100 North Market Street
Wilmington, DE 19890-0001

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2014 by each of the directors; each person nominated by the Company to become a director; each of our executive officers named in the summary compensation table; and all such nominees, directors, and executive officers as a group.

	Common Stock	Percent of
Name	Beneficially Owned	Class

Michael C. Burandt	15,527 (1)	*
Londa J. Dewey	27,459 (2)	*
Gary W. Freels	1,044,130 (3)	2.09%
Charles E. Hodges	18,527 (4)	*
Thomas J. Howatt	905,104 (5)	1.80%
G. Watts Humphrey, Jr.	50,862 (6)	*
John S. Kvocka	9,823 (7)	*
George P. Murphy	11,808 (8)	*
Henry C. Newell	283,828 (9)	*
Sherri L. Lemmer	25,402 (10)	*
Patrick J. Medvecz	99,269 (11)	*
Michael W. Nelson	611 (12)	*
Matthew L. Urmanski	33,356 (13)	*
All directors and executive officers as a group (13 persons)	2,525,706 (14)	4.97%

*  Less than 1%

(1)  Includes shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(2)  Includes 22,459 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(3)  Includes 975,065 shares of common stock held by two charitable foundations of which Mr. Freels serves as president and/or a director and for which Mr. Freels has sole voting power and shared investment power, as well as 37,000 option shares and 32,065 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(4)  Includes 15,527 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(5)  Includes 581,000 option shares and 18,303 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(6)  Includes 12,000 option shares and 30,662 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014, as well as 2,200 shares held in a SEP IRA for which Mr. Humphrey has sole voting power and sole investment power, and 6,000 shares held in various trusts for which Mr. Humphrey has sole voting power and sole investment power.

(7)  Includes 9,048 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(8)  Includes 9,048 shares attributable to performance units (including dividend equivalents) that may be acquired within 60 days of February 28, 2014.

(9)  Includes 175,000 option shares that may be acquired through the exercise of options within 60 days of February 28, 2014, 20,500 shares held in an IRA for which Mr. Newell has sole voting power and sole investment power, and 2,717 shares held under the Company’s 401(k) Plan on December 31, 2013 for which Mr. Newell has sole voting power and sole investment power.

(10) Includes 8,000 option shares that may be acquired through the exercise of options within 60 days of February 28, 2014 and 628 shares held under the Company’s 401(k) Plan on December 31, 2013 for which Ms. Lemmer has sole voting power and sole investment power.

(11) Includes 68,000 option shares that may be acquired through the exercise of options within 60 days of February 28, 2014.

(12) Mr. Nelson departed from the Company’s employment in September 2013; amount shown represents shares held under the Company’s 401(k) Plan on December 31, 2013 for which Mr. Nelson has sole voting power and sole investment power.

(13) Includes 10,000 option shares that may be acquired through the exercise of options within 60 days of February 28, 2014 and 4,231 shares held under the Company’s 401(k) Plan on December 31, 2013 for which Mr. Urmanski has sole voting power and sole investment power.

(14) The shares disclosed incorporate footnotes (1) – (13).

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights(1)	rights(1) (2)	reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders
	2,486,157	$11.27	1,349,091

Equity compensation plans
not approved by security holders	–	n/a	–

Total	2,486,157	$11.27	1,349,091

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Corporate Governance Guidelines provide that a majority of the Board and all members of our Audit, Compensation, and Corporate Governance Committees must be independent directors, as determined in accordance with NYSE listing standards.  The Board reviews the independence of its members on an annual basis.  During this review, the Board considers whether any transactions have occurred or if relationships exist between any director and the Company and its subsidiaries and affiliates.  Included in this consideration are any transactions that occurred or relationships that exist between any member of the director’s immediate family or any entity in which the director or an immediate family member is an executive officer, general partner, or significant equity holder.

In connection with its review, the Board considered that, in the ordinary course of business, the Company may, at certain times, be engaged in business transactions with companies for which some of our directors serve as directors or officers.  The Board has adopted categorical standards to assist it in determining whether any of such transactions create a material relationship that precludes independence under NYSE listing standards.  In general terms, and absent other factors, the Board’s categorical standards provide that a customer relationship is not material if the Company does not account for more than 2% of the revenue of the director’s business and not more than 2% of the Company’s revenue is derived from the director’s business.  Similarly, in the case of a lending relationship, absent other factors, the relationship is not material if the Company obtained the credit on the same terms as other borrowers, the credit would have been available from other lenders on comparable terms, and the interest and fees paid by the Company do not exceed 2% of the lender’s total income.  The Board’s categorical standards are attached to this proxy statement as Appendix A and are also posted on our website.  See “Investors – Corporate Governance” at wausaupaper.com.

At its meeting held in April 2013, the Board determined that Mr. Burandt, Ms. Dewey, Mr. Freels, Mr. Hodges, Mr. Humphrey, Mr. Kvocka, and Mr. Murphy were each independent under the listing standards of the NYSE and that each of these individuals had no relationship with the Company other than as directors and shareholders.  The Board also determined at the same meeting that Mr. Newell is not independent under the NYSE listing standards because he was serving as the Company’s President and Chief Executive Officer, and that Mr. Howatt is not independent under the NYSE listing standards because he served as the Company’s President and Chief Executive Officer until his retirement on December 31, 2011.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

Deloitte & Touche LLP (“Deloitte”) acted as the Company’s independent registered public accounting firm and audited the books, records, and accounts of the Company for the fiscal year ended December 31, 2013.  Representatives of Deloitte will be present at the annual meeting and will have an opportunity to make a statement or respond to appropriate questions.

The following table presents aggregate professional fees paid or accrued to our independent auditor during the 2013 and 2012 fiscal years and fees attributable to the audit of our financial statements for those years.  All services performed received pre-approval by the Audit Committee in accordance with its pre-approval policy.

	2013	2012

Audit Fees(1)	$613,800	$670,600
Audit-Related Fees(2)	813,268	0
Tax Fees(3)	142,035	198,380
All Other Fees	0	0
	$1,569,103	$868,980

(1)  Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, review of SEC filings, and the attestation of management’s report on the internal control of financial reporting.

(2)  Audit-related fees consisted of audit work performed in connection with the 2013 sale of the Company’s former technical specialty paper business.

(3)  Tax fees related to tax compliance (tax returns, refunds, and payment planning) were $67,775 in 2013 and $75,475 in 2012.  Tax consultation and planning fees were $74,260 in 2013 and $122,905 in 2012; these fees provided, or are expected to provide, benefits to the Company in excess of the fees paid.

Audit Committee Pre-Approval Policies

The Audit Committee is required to pre-approve audit and non-audit services performed by the Company’s independent auditor.  Under its pre-approval policy, a schedule of specific audit, audit-related, and tax services and their related fees received pre-approval in 2013 after review by the Committee of appropriate detailed back-up documentation and receipt of confirmation from management and the independent auditor that each non-audit service included in the schedule may be performed by the independent auditor under applicable SEC and professional standards.  Any services not included in the pre-approved schedule of services and fees were specifically pre-approved by the Committee.  To ensure prompt handling of unexpected matters, the Committee has delegated to the Chairman the authority to grant pre-approvals for services other than internal control related services, provided that any such pre-approvals must be presented to the full Committee at its next meeting.

In granting approval for a service, the Audit Committee (or the appropriate designated Committee member) considers the type and scope of service, the fees, whether the service is permitted to be performed by an independent auditor, and whether such service is compatible with maintaining the auditor’s independence.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

(3)

Exhibits

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.  All reports incorporated by reference were filed by the Company.

Refer to the Exhibit Index herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUSAU PAPER CORP.

April 29, 2014	/s/ SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer,
(On behalf of the Registrant and as Principal
Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 29, 2014

/s/ MICHAEL C. BURANDT	/s/ LONDA J. DEWEY
Michael C. Burandt	Londa J. Dewey
Chairman of the Board, Director,	Director
and Chief Executive Officer
(Principal Executive Officer)

/s/ GARY W. FREELS	/s/ CHARLES E. HODGES
Gary W. Freels	Charles E. Hodges
Director	Director

/s/ THOMAS J. HOWATT	/s/ G. WATTS HUMPHREY, JR.
Thomas J. Howatt	G. Watts Humphrey, Jr.
Director	Director

/s/ JOHN S. KVOCKA	/s/ GEORGE P. MURPHY
John S. Kvocka	George P. Murphy
Director	Director

/s/ HENRY C. NEWELL
Henry C. Newell
Director

EXHIBIT INDEX

Exhibit No.

Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2

Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.