Form 10-Q
period 2014-03-31
WAUSAU PAPER CORP.
filed 2014-05-12
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of common shares outstanding at April 30, 2014 was 49,770,739.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2014	2013

Net sales	$77,507	$78,194
Cost of sales	69,298	66,918
Gross profit	8,209	11,276

Selling and administrative	12,867	15,085
Operating loss	(4,658)	(3,809)

Interest expense	(2,168)	(2,328)
Other income (expense), net	23	(15)
Loss from continuing operations before income taxes	(6,803)	(6,152)

Credit for income taxes	(2,357)	(2,420)
Loss from continuing operations	(4,446)	(3,732)

Loss from discontinued operations, net of taxes	(454)	(25,873)

Net loss	$(4,900)	$(29,605)

Net loss per share - basic and diluted:
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	(0.01)	(0.52)
Net loss	$(0.10)	$(0.60)

Weighted average shares outstanding — basic	49,664	49,364
Weighted average shares outstanding — diluted	49,664	49,364

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $116 and $613 for the three months ended March 31, 2014 and 2013, respectively	$189	$1,000
Other comprehensive income	189	1,000
Comprehensive loss	$(4,711)	$(28,605)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31,
		2013
(all dollar amounts in thousands)		(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$5,488	$19,594
Receivables, net	25,613	29,106
Refundable income taxes	1,532	1,927
Inventories	41,160	35,718
Spare parts	11,179	10,607
Other current assets	2,561	2,243
Assets of discontinued operations - current	7,112	8,587
Total current assets	94,645	107,782
Property, plant, and equipment, net	296,859	298,964
Deferred income taxes	23,167	20,470
Other assets	53,583	54,347

Total Assets	$468,254	$481,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$28,821	$29,900
Deferred income taxes	10,164	10,118
Accrued and other liabilities	26,400	31,965
Liabilities of discontinued operations - current	1,412	1,894
Total current liabilities	66,797	73,877
Long-term debt	150,000	150,000
Post-retirement benefits	29,666	30,247
Pension	38,317	38,838
Other noncurrent liabilities	18,383	19,470
Noncurrent liabilities of discontinued operations	867	989
Total liabilities	304,030	313,421
Stockholders’ equity	164,224	168,142

Total Liabilities and Stockholders’ Equity	$468,254	$481,563

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2014	2013

Net cash used in operating activities	$(7,325)	$(9,463)

Cash flows from investing activities:
Capital expenditures	(6,834)	(15,095)
Proceeds from sale of assets	91	929

Net cash used in investing activities	(6,743)	(14,166)

Cash flows from financing activities:
Net payments of commercial paper	—	(29,200)
Borrowings under credit agreement	—	53,500
Proceeds from stock option exercises	1,450	104
Dividends paid	(1,488)	(1,481)

Net cash (used in) provided by financing activities	(38)	22,923

Net decrease in cash and cash equivalents	(14,106)	(706)
Cash and cash equivalents, beginning of period	19,594	4,044

Cash and cash equivalents, end of period	$5,488	$3,338

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

Wausau Paper Corp. formerly manufactured, converted, and sold specialty paper products for industrial and commercial end markets within the Paper segment. In January 2013, we announced our intent to focus our management efforts and future investments on our Tissue business. In March 2013, we permanently closed our Brainerd, Minnesota, mill and on June 26, 2013, completed the sale of our specialty paper business, ending our participation in the markets in which our former Paper segment competed.  See Note 4 for further information regarding discontinued operations.

Note 2.                                 Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Refer to the notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2013, for our accounting policies and other disclosures, which are pertinent to these statements.

The results of operations of our former specialty paper business are reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.  The corresponding assets and liabilities of the discontinued operations in the Condensed Consolidated Balance Sheets have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented. Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operations.  See Note 4 for further information regarding discontinued operations.

Note 3.                                 New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This guidance requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.  The guidance is to be applied prospectively beginning January 1, 2014.  The adoption of ASU No. 2013-11 did not have an impact on our results of operations or financial position.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Service Code (“IRC”) and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and affects all taxpayers that acquire, produce, or improve tangible property. We do not expect that the adoption of these regulations will have material impact on our Condensed Consolidated Financial Statements.

Note 4.                                 Restructuring, Discontinued Operations, and Other

We determined that as of June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd mill, met the criteria for discontinued operations presentation as established in FASB Accounting Standards Codification (“ASC”) Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mills have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented.  The Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013. Pre-tax charges related to severance and benefits, contact termination, and other associated closure costs totaled $0.6 million for the three months ended March 31, 2014. There were no associated closure costs during the three month period ending March 31, 2013.

In February 2013, we announced the planned closure of our Brainerd paper mill. The Brainerd mill permanently closed on March 29, 2013. Related pre-tax charges recorded for the three months ended March 31, 2014 were $0.2 million related to severance and benefit continuation costs and other associated closure costs. Pre-tax charges for the three months ended March 31, 2013 included accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; and other associated closure costs of $1.9 million. The sale of Brainerd mill inventory, not included within the sale of the specialty paper business, caused liquidation in individual LIFO inventory pools during the quarter ended March 31, 2014, resulting in pre-tax income of approximately $0.2 million. These impacts are included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss.

At March 31, 2014, there was $7.1 million in current assets of discontinued operations, comprised primarily of $6.7 million in held for sale assets of the closed

Brainerd mill. Also at March 31, 2014, there were $1.4 million in accrued and other current liabilities and $0.9 million in other noncurrent liabilities that are primarily related to contract termination costs and are classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2013, there was $8.6 million in current assets of discontinued operations, comprised primarily of $6.7 million in held for sale assets of the closed Brainerd mill. Also at December 31, 2013, there were $1.9 million in accrued and other current liabilities and $1.0 million in other noncurrent liabilities that are primarily related to contract termination costs and are classified as discontinued operations in the Condensed Consolidated Balance Sheets.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Loss information for discontinued operations:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2014	2013

Net sales	$358	$110,012
Loss from discontinued operations before income taxes	(1,233)	(40,840)
Credit for income taxes	(779)	(14,967)
Loss from discontinued operations, net of taxes	$(454)	$(25,873)
Net loss per share — basic and diluted	$(0.01)	$(0.52)

During the first quarter of 2014, we continued to execute actions related to the sale of the specialty paper business and closure of the Brainerd mill, these net charges, which are detailed in the table below, are recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss.

	Three Months Ended March 31,
(all dollar amounts in thousands)	2014	2013

Accelerated depreciation on long-lived assets	$—	$35,716
Inventory and spare parts write-downs	—	6,712
Severance and benefit continuation costs	177	1,369
Other associated costs, net	648	532

Total	$825	$44,329

Following is a summary of the liabilities for restructuring expenses through March 31, 2014, related to the closure of the Brainerd mill and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	March 31,
(all dollar amounts in thousands)	2013	Provisions	Usage	2014

Severance and benefit continuation	$434	$177	$(256)	$355
Contract termination	2,901	56	—	2,957
Other	33	592	(547)	78

Total	$3,368	$825	$(803)	$3,390

In addition, the Company maintains a natural gas contract for our previously closed Groveton, New Hampshire mill. The liabilities and charges associated with this natural gas contract are recorded in continuing operations.  At March 31, 2014, $1.0 million and $7.4 million are included in current liabilities and noncurrent liabilities, respectively.  During the first three months of 2014, we have made payments related to this natural gas contract of approximately $0.2 million.  At December 31, 2013, $0.8 million and $7.8 million were included in current liabilities and noncurrent liabilities, respectively. There were no associated charges within selling and administrative expenses for the three months ended March 31, 2014, and $0.2 million of associated charges in the three months ended March 31, 2013.  We will continue to make payments related to the contract over the original contractual term.

Note 5.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2014	2013

Basic weighted average common shares outstanding	49,664	49,364
Dilutive securities:
Stock compensation plans	—	—

Diluted weighted average common shares outstanding	49,664	49,364

Loss from continuing operations, net of tax	$(4,446)	$(3,732)
Loss from discontinued operations, net of tax	(454)	(25,873)

Net loss	$(4,900)	$(29,605)

Loss from continuing operations, net of tax, per share — basic and diluted	$(0.09)	$(0.08)
Loss from discontinued operations, net of tax, per share — basic and diluted	(0.01)	(0.52)

Net loss per share—basic and diluted	$(0.10)	$(0.60)

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.  Due to the net loss from continuing operations for the three months ended March 31, 2014 and 2013, stock-based grants for 1,411,117 shares and 1,977,545 shares, respectively, were excluded from the diluted EPS calculation because the shares were considered to be antidilutive.

Note 6.                                 Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2014	2013
Trade	$25,556	$28,549
Other	220	708
	25,776	29,257
Less: allowances for doubtful accounts	(163)	(151)

	$25,613	$29,106

Note 7.                                 Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2014	2013
Raw materials	$23,398	$25,714
Work in process and finished goods	25,665	17,087
Supplies	2,107	1,992
Inventories at cost	51,170	44,793
Less: LIFO reserve	(10,010)	(9,075)

	$41,160	$35,718

Note 8.                                 Property, Plant, and Equipment

The various components of property, plant, and equipment were as follows:

	March 31,	December 31,
	2014	2013
Property, plant, and equipment
Buildings	$82,464	$82,610
Machinery and equipment	446,640	447,396
	529,104	530,006
Less: accumulated depreciation	(244,619)	(239,983)
Net depreciated value	284,485	290,023
Land	1,734	1,734
Construction in progress	10,640	7,207
	$296,859	$298,964

Depreciation and amortization for the three months ended March 31, 2014 and 2013 was $10.3 million and $9.7 million, respectively.

Note 9.                                 Debt

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  On March 28, 2014, the private-shelf agreement was amended to adjust certain covenant requirements and resulted in an additional

0.5% per annum fee on all outstanding notes for the fiscal quarter ending March 31, 2014 and a 1% per annum fee thereafter on all outstanding notes under this agreement.  At March 31, 2014, the total capacity of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At March 31, 2014, the estimated fair value of long-term debt is approximately $162 million which compares to the carrying value of $150 million.  At December 31, 2013, the estimated fair value of long-term debt was approximately $158 million which compares to the carrying value of $150 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions originally set to expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. On December 17, 2013, the credit agreement was amended to reduce the aggregate commitments under the revolving-credit agreement to $80 million and extend the maturity date for those obligations from June 23, 2014 to June 30, 2015.  On March 28, 2014, the credit agreement was further amended to adjust certain covenant requirements.  At March 31, 2014 and December 31, 2013, there were no amounts outstanding under the revolving-credit agreement.

Early in 2014 and during prior years, we had an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement required unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  On February 24, 2014, we terminated this commercial paper placement agreement.  There were no outstanding borrowings under this agreement as of the date of termination or at December 31, 2013.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At March 31, 2014, we were in compliance with all required covenants. Effective with the amendments dated March 28, 2014, to the revolving-credit agreement and the note purchase and private-shelf agreement, we agreed to seek approval from our Board of Directors to secure the debt obligations by liens on substantially all of our assets within 60 days of the amendments’ effective date. We are in the process of obtaining such approval. We believe it is reasonably likely that we will be successful in satisfying this requirement by the date specified or, if necessary, obtaining a waiver to extend the date. However, it is impossible to predict with certainty the impact or modifications that will be required to the loan agreements as a result of the action. In the event that we are unable to satisfy lender requirements or obtain a waiver or further amendments the lenders would be able to exercise various remedies for default which may include, discontinue lending, acceleration of the related debt, or declaration that all borrowings outstanding thereunder be due and payable.

Note 10.                          Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2014	2013	2014	2013

Service cost	$149	$655	$56	$558
Interest cost	2,601	2,355	343	821
Expected return on plan assets	(3,201)	(3,216)	—	—
Amortization of:
Prior service (benefit) cost	79	273	(372)	(763)
Actuarial loss (gain)	643	1,511	(45)	592

Net periodic benefit cost (benefit)	$271	$1,578	$(18)	$1,208

We previously disclosed in our Notes to Consolidated Financial Statements for the year ended December 31, 2013 that we anticipate making contributions of approximately $5.5 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2014.  As of March 31, 2014, we have made payments of approximately $0.6 million to our pension plans.  In addition, as previously reported, we expected to contribute approximately $3.8 million, net of subsidy reimbursements, directly to other post-retirement plans in 2014.  As of March 31, 2014, we have contributed approximately $1.8 million, net of subsidy reimbursements, to our other post-retirement plans.

Note 11.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2014, as part of compensation for our directors and certain employees of Wausau Paper, we granted 265,650 awards of performance units.  Of the awards granted, 31,898 performance units were granted to directors. The grants to certain employees were comprised of two types of awards. The first type of award included 114,078 of performance units with the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The second type of award was comprised of 119,674 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.

For the three months ended March 31, 2014 and 2013, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.6 million.  We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2014, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $1.5 million, which we expect to recognize over a weighted average period of approximately 1.0 years.

Note 12.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  During the three months ended March 31, 2014 and 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	189
Balance at March 31, 2014	$(27,031)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	1,000
Balance at March 31, 2013	$(90,096)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013:

(all dollar amounts in thousands)	March 31, 2014	March 31, 2013		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Loss

Pension and other post-retirement benefit obligation changes:
Amortization of prior service (cost) credit, net	$(293)	$(490	)(a)
Amortization of actuarial gains (losses), net	598	2,103	(a)
Reclassification before tax	305	1,613
Tax Provision	116	613
Reclassifications for the period, net of tax	$189	$1,000

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit costs.  See Note 10, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement net periodic benefit costs.

Note 13.                          Subsequent Event

On April 2, 2014, we announced that our President and Chief Executive Officer was stepping down and plans to resign from our Board of Directors after a brief transition period and that our Non-Executive Chairman of the Board will be retiring from the Board in advance of our 2014 Annual Meeting of Shareholders. The date upon which these individuals resign or retire has not been determined. Upon the departure of these individuals from the Board, there is a reasonable likelihood that certain change in control provisions under our various stock incentive plans will be triggered. In the event that those provisions are triggered, the impact to our consolidated financial statements is estimated to be after-tax expense in the range of $1.0 to $1.5 million, or approximately $0.02 to $0.03 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2013, and notes thereto included in the Company’s Annual Report on Form 10-K.

Operations Review

During 2013, we completed the execution of our plans to transform our company into an organization that is 100 percent focused on away-from-home towel and tissue markets.  The former Paper segment and its related closure activities are reported as discontinued operations, and all results discussed below exclude the results of discontinued operations unless otherwise indicated. For additional information on discontinued operations as a result of the sale of the specialty paper business and closure of the Brainerd mill refer to “Note 4 —Discontinued Operations and Other” in the Notes to Condensed Consolidated Financial Statements.

The momentum created in 2013 from the transformation to a pure play Tissue company has continued into the first quarter of 2014.  We generated volume growth, as measured in cases, during the first quarter of 2014 of 2.2 percent over the same period in the prior year, while the away-from-home market declined approximately 1 percent during the same comparative period.  This volume increase, driven by strong growth of our DublNature® product line, resulted in record overall first quarter shipments.  However, the favorable impact of volume growth was more than offset by normal seasonal demand weakness, weather-related market and cost factors, and competitive support product pricing.

Overview

	Three Months
(all dollar amounts in thousands, except	Ended March 31,
per share data)	2014	2013

Net loss from continuing operations	$(4,446)	$(3,732)
Net loss from continuing operations per share — basic and diluted	$(0.09)	$(0.08)

For the first quarter of 2014, we reported a net loss from continuing operations of $4.4 million, or $0.09 per share, compared to prior-year loss from continuing operations of $3.7 million, or $0.08 per share.

Net Sales and Gross Profit on Sales

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2014	2013

Net sales	$77,507	$78,194
Tons sold	41,554	40,888
Cases shipped	3,853,728	3,771,694
Gross profit on sales	$8,209	$11,276
Gross profit margin	11%	14%

During the first quarter of 2014, net sales decreased by approximately 1% while product shipments, as measured in tons, increased by approximately 2% compared to the same period in 2013. As measured in cases, our product shipments increased by more than 2% during the first quarter of 2014 compared to the same period in 2013.  Average net selling price declined by approximately 3%, or nearly $3 million, in the first quarter of 2014 compared with the first quarter of 2013.  In addition to an unfavorable Canadian currency impact, the decline in average net selling price during the comparative quarterly periods was primarily due to unfavorable pricing impacts, particularly on our support product categories, as a result of industry capacity additions, resulting in lower market capacity utilization and lessened parent roll market prices.

Gross profit margin decreased 3% in the three months ended March 31, 2014, as compared to the same period in 2013.  Gross profit margin in the first quarter of 2014 was unfavorably impacted by decreases in average net selling price and increased depreciation.  In addition, during the first quarter of 2014 as compared to the same period in 2013, increases in market pulp prices more than offset decreases in energy prices, negatively impacting gross profit margin by approximately $0.5 million.  These unfavorable impacts to gross profit margin were somewhat offset by improvements in material consumption rates and the overall efficiency rate of our operations.

	March 31,
Order Backlogs	2014	2013

Order backlogs in tons:	3,400	3,700

Backlog tons at March 31, 2014 represent approximately $8 million in sales compared to approximately $9 million in sales at March 31, 2013.  The entire backlog at March 31, 2014 is expected to be shipped during the remainder of 2014.

Selling and Administrative Expenses

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2014	2013

Selling and administrative expense	$12,867	$15,085
As a percent of net sales	17%	19%

Selling and administrative expenses in the first quarter of 2014 were $12.9 million compared to $15.1 million in the same period of 2013.  The decrease in selling and administrative expense is primarily due to our reorganization and salaried staffing reduction efforts following the sale of our specialty paper business, resulting in a decrease in salaries and benefits of approximately $1.5 million. The quarter-over-quarter comparisons were also impacted by expenses incurred during the first quarter of 2013 related to the sale of the specialty paper business that was finalized in the second quarter of 2013.

Other Income and Expense — Continuing Operations

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2014	2013

Interest expense	$2,168	$2,328

Interest expense in the first quarter of 2014 was $2.2 million compared to interest expense of $2.3 million in the first quarter of 2013.  The decrease in interest expense in the year-over-year comparison is primarily due to lower average outstanding debt levels during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The impact was partially offset by increases in interest expense as part of the March 28, 2014 amendment to our note purchase and private shelf agreement which retroactively charged a 0.5% per annum fee on outstanding senior notes from January 1, 2014 through March 31, 2014.

Income Taxes

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2014	2013

Credit for income taxes from continuing operations	$(2,357)	$(2,420)
Effective tax rate	35%	39%

The effective tax rate for the remainder of 2014 is expected to approximate 38%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended March 31,
(all dollar amounts in thousands)	2014	2013

Net cash used in operating activities	$(7,325)	$(9,463)
Capital expenditures	(6,834)	(15,905)

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2014, compared to $9.5 million during the same period in 2013.  The improvement in year-over-year comparisons of cash used in operating activities is primarily due overall improvements in the fluctuation of working capital during the first quarter of 2014 as compared to the same period in 2013.

Capital spending for the first three months of 2014 was $6.8 million compared to $15.9 million during the first three months of 2013.  The decrease in capital expenditures in the first three months of 2014 as compared to the same period in 2013 is primarily due to the nearing completion of our Tissue expansion project. Spending on the expansion project for the three months ended March 31, 2014 and 2013, was $1.3 million and $10.6 million, respectively.  Total capital spending for the full year of 2014 is expected to be approximately $25 million.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2014	2013

Total debt	$150,000	$150,000
Stockholders’ equity	164,224	168,142
Total capitalization	314,224	318,142
Long-term debt/capitalization ratio	48%	47%

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  On March 28, 2014, the private-shelf agreement was amended to adjust certain covenant requirements and resulted in an additional 0.5% per annum fee on all outstanding notes for the fiscal quarter ending March 31, 2014 and a 1% per annum fee thereafter on all outstanding notes under this agreement.  At March 31, 2014, the total capacity of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes outstanding.

We have estimated the fair value of our long-term debt in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At March 31, 2014, the estimated fair value of long-term debt is approximately $162 million which compares to the carrying value of $150 million.  At December 31, 2013, the estimated fair value of long-term debt was approximately $158 million which compares to the carrying value of $150 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions originally set to expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. On December 17, 2013, the credit agreement was amended to reduce the aggregate commitments under the revolving-credit agreement to $80 million and extend the maturity date for those obligations from June 30, 2014 to June 30, 2015.  On March 28, 2014, the credit agreement was further amended to adjust certain covenant requirements.  At March 31, 2014 and December 31, 2013, there were no amounts outstanding under the revolving-credit agreement.

Early in 2014 and during priors years, we had an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement required unused credit availability under our revolving-credit agreement equal to the amount of outstanding commercial paper.  On February 24, 2014, we terminated this commercial paper placement agreement.  There were no outstanding borrowings under this agreement as of the date of termination or at December 31, 2013.

We currently expect that our cash balance, cash provided by operations, and the liquidity provided by our current or alternative debt structure will be sufficient to meet our cash flow needs during the next twelve months.

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At March 31, 2014, we were in compliance with all required covenants. Effective with the amendments dated March 28, 2014, to the revolving-credit agreement and the note purchase and private-shelf agreement, we agreed to seek approval from our Board of Directors to secure the debt obligations by liens on substantially all of our assets within 60 days of the amendments effective date. We are in the process of obtaining such approval. We believe it is reasonably likely that we will be successful in satisfying this requirement by the date specified or, if necessary, obtaining a waiver to extend the date. However, it is impossible to predict with certainty the impact or modifications that will be required to the loan agreements as a result of the action. In the event that we are unable to satisfy lender requirements or obtain a waiver or further amendments the lenders would be able to exercise various remedies for default which may include, discontinue lending, acceleration of the related debt, or declaration that all borrowings outstanding thereunder be due and payable.

At March 31, 2014, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first three months of 2014 or 2013.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 19, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 18, 2014, to shareholders of record on February 3, 2014.  On April 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable on May 15, 2014 to shareholders of record on May 1, 2014.

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

We determined that the sale of the specialty paper business and the closure of the Brainerd mill, met the criteria for discontinued operations presentation as established FASB ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented. The Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, have not been adjusted to separately disclose cash flows related to discontinued operations.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2013, for our accounting policies and other disclosures which are pertinent to these statements.

Information Concerning Forward-Looking Statements

The foregoing discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the away-from-home towel and tissue industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and labor unions, the failure to recruit and retain key personnel, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, changes in tax laws, increasing costs of certain employee and retiree benefits, unforeseen liabilities arising from current or prospective claims, unforeseen claims concerning intellectual property rights, unexpected disruptions in the availability of our computer systems, attempts by shareholders to effect changes at or acquire control over the Company, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2013.

Item 4.                                 Controls and Procedures

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 12, 2014	/s/ Sherri L. Lemmer
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial and Accounting Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2014

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