Form 10-Q
period 2014-06-30
WAUSAU PAPER CORP.
filed 2014-08-07
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of common shares outstanding at July 31, 2014 was 49,970,649.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2014	2013	2014	2013

Net sales	$89,214	$87,623	$166,721	$165,817
Cost of sales	77,654	77,810	146,952	144,728
Gross profit	11,560	9,813	19,769	21,089

Selling and administrative	15,058	10,623	27,925	25,708
Operating loss	(3,498)	(810)	(8,156)	(4,619)

Interest expense	(2,411)	(2,540)	(4,579)	(4,868)
Other (expense) income, net	(20)	10	3	(5)
Loss from continuing operations before income taxes	(5,929)	(3,340)	(12,732)	(9,492)

(Credit) provision for income taxes	(2,208)	11,255	(4,565)	8,835
Loss from continuing operations	(3,721)	(14,595)	(8,167)	(18,327)

Loss from discontinued operations, net of taxes	(107)	(40,231)	(561)	(66,104)

Net loss	$(3,828)	$(54,826)	$(8,728)	$(84,431)

Net loss per share - basic and diluted:
Continuing operations	$(0.07)	$(0.30)	$(0.16)	$(0.37)
Discontinued operations	(0.00)	(0.81)	(0.01)	(1.34)
Net loss	$(0.08)	$(1.11)	$(0.17)	$(1.71)

Weighted average shares outstanding — basic	50,021	49,399	49,930	49,381
Weighted average shares outstanding — diluted	50,021	49,399	49,930	49,381

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $113 and $13,446 for the three months ended June 30, 2014 and 2013, respectively, and $226 and $14,059 for the six months ended June 30, 2014 and 2013, respectively	$188	$21,939	$377	$22,938
Other comprehensive income	188	21,939	377	22,938
Comprehensive loss	$(3,640)	$(32,887)	$(8,351)	$(61,493)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2013
(all dollar amounts in thousands)	June 30, 2014 (unaudited)	(derived from audited financial statements)

Assets
Current assets:
Cash and cash equivalents	$6,088	$19,594
Receivables, net	25,325	29,106
Refundable income taxes	1,309	1,927
Inventories	35,595	35,718
Spare parts	11,298	10,607
Other current assets	2,358	2,243
Assets of discontinued operations - current	4,685	8,587
Total current assets	86,658	107,782
Property, plant, and equipment, net	293,247	298,964
Deferred income taxes	24,432	20,470
Other assets	53,926	54,347
Assets of discontinued operations — long-term	487	—

Total Assets	$458,750	$481,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,129	$29,900
Deferred income taxes	10,160	10,118
Accrued and other liabilities	31,822	31,965
Liabilities of discontinued operations - current	475	1,894
Total current liabilities	65,586	73,877
Long-term debt	150,000	150,000
Post-retirement benefits	29,541	30,247
Pension	35,850	38,838
Other noncurrent liabilities	17,719	19,470
Noncurrent liabilities of discontinued operations	866	989
Total liabilities	299,562	313,421
Stockholders’ equity	159,188	168,142

Total Liabilities and Stockholders’ Equity	$458,750	$481,563

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2014	2013

Net cash (used in) provided by operating activities	$(5,682)	$4,861

Cash flows from investing activities:
Capital expenditures	(8,982)	(19,465)
Proceeds from sale of business	—	105,067
Proceeds from sale of assets	2,690	1,098

Net cash (used in) provided by investing activities	(6,292)	86,700

Cash flows from financing activities:
Net payments of commercial paper	—	(40,700)
Borrowings under credit agreement	—	65,000
Payments under credit agreement	—	(70,500)
Proceeds from stock option exercises	1,450	104
Dividends paid	(2,982)	(2,963)

Net cash used in financing activities	(1,532)	(49,059)

Net (decrease) increase in cash and cash equivalents	(13,506)	42,502
Cash and cash equivalents, beginning of period	19,594	4,044

Cash and cash equivalents, end of period	$6,088	$46,546

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

During 2013, we announced our intent to focus our management efforts and future investments in the industrial and commercial “away-from-home” towel and tissue market.  As a result, we exited our participation in the technical specialty paper business in which we had competed.  See Note 4, “Discontinued Operations and Other” for further information regarding discontinued operations.

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

The results of operations of our former technical specialty paper business are reported as a discontinued operation in the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.  The corresponding assets and liabilities of the discontinued operations in the Condensed Consolidated Balance Sheets have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented. Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation.  See Note 4, “Discontinued Operations and Other” for further information regarding discontinued operations.

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

On April 10, 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This guidance changes the definition of a discontinued operation to a strategic shift that has or will have a major impact on an entity’s operations or financial results.  Additionally, there are new disclosure requirements to enhance transparency for reporting purposes.  ASU 2014-08 is to be applied prospectively to all disposals that occur in annual periods beginning on or after December 15, 2014.  We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers.  The core principle of this model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU No. 2014-09 is effective with annual periods beginning after December 15, 2016, with early adoption not permitted.  The guidance allows companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment.  We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

On June 19, 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  For share-based payments with a performance target that could be achieved after the requisite vesting period, the guidance requires the target be treated as a performance condition under FASB ASC Topic 718, “Compensation-Stock Compensation,” and, as a result, should not be included in the estimation of the grant-date fair value of the award.  Instead, ASU No. 2014-12 requires companies to recognize compensation expense for the award when it becomes probable that the performance target will be achieved.  ASU No. 2014-12 is effective for annual periods beginning after December 15, 2015, and may be applied either prospectively or retrospectively.  We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Note 4.                                 Discontinued Operations and Other

We determined that as of June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd, Minnesota paper mill (“Brainerd”), met the criteria for discontinued operations presentation as established in FASB Accounting Standards Codification (“ASC”) Subtopic 205-20, “Discontinued Operations”. Therefore, the results of operations of the specialty paper business and Brainerd mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented.  The Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding Brainerd, closed on June 26, 2013. The sale generated a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013. As there were no quoted market prices available for these or similar assets, we used the actual sales price to determine the fair market value of the assets, which is a level 3, unobservable input.  Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction.  Additionally, pre-tax charges related to severance and benefits, contract termination, and other associated closure costs totaled $0.1 million and $4.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively.  For the six months ended June 30, 2014 and June 30, 2013, the aforementioned pre-tax closure charges were $0.7 million and $4.3 million, respectively.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur.  At June 30, 2014, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

In February 2013, we announced the planned closure of Brainerd and the facility permanently closed on March 29, 2013. Pre-tax charges recorded for the six months ended June 30, 2014 were $0.1 million, related to severance and benefit continuation costs and other associated closure costs; there were not any additional charges recognized for the three months ended June 30, 2014. Pre-tax charges for severance and benefit continuation costs and other associated closure costs totaled $0.7 million for the three months ended June 30, 2013.  For the six months ended June 30, 2013, pre-tax charges included accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; and other associated closure costs of $2.6 million.

In June 2014, we sold a portion of the group of assets held for sale associated with Brainerd and realized proceeds on the sale of $2.6 million. There was no gain or loss recognized on the sale of the assets. At June 30, 2014, there was $4.7 million in current assets of discontinued operations, comprised primarily of approximately $4.1 million in remaining held for sale assets of Brainerd, which continue to be actively marketed for sale. Also at June 30, 2014, there were $0.5 million in current liabilities and $0.9 million in other noncurrent liabilities that are primarily related to contract termination costs and are classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2013, there was $8.6 million in current assets of discontinued operations, comprised primarily of $6.7 million related to assets held for sale of Brainerd. Also at December 31, 2013, there were $1.9 million in current liabilities and $1.0 million in other noncurrent liabilities that are primarily related to contract termination costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Loss information for discontinued operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2014	2013	2014	2013

Net sales	$21	$98,099	$379	$208,112

Earnings (Loss) from discontinued operations before income taxes	35	(65,604)	(1,198)	(106,445)
Provision (credit) for income taxes	142	(25,373)	(637)	(40,341)
Loss from discontinued operations, net of taxes	$(107)	$(40,231)	$(561)	$(66,104)

Net loss per share — basic and diluted	$(0.00)	$(0.81)	$(0.01)	$(1.34)

The following table summarizes the components of costs included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss associated with the sale of the specialty paper business and closure of Brainerd.

	Three Months Ended June 30,		Six Months Ended June 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Impairment of long-lived assets	$—	$63,712	$—	$63,712
Accelerated depreciation on long-lived assets	—	—	—	35,716
Inventory and spare parts write-downs	—	—	—	6,712
Severance and benefit continuation costs	(6)	1,009	171	2,378
Other associated costs, net	16	3,962	664	4,494

Total	$10	$68,683	$835	$113,012

Following is a summary of the liabilities for restructuring expenses through June 30, 2014, related to the closure of Brainerd and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	June 30,
(all dollar amounts in thousands)	2013	Provisions	Usage	2014

Severance and benefit continuation	$434	$171	$(395)	$210
Contract termination	2,901	31	—	2,932
Other	33	633	(666)	—

Total	$3,368	$835	$(1,061)	$3,142

In addition, the Company maintains a natural gas contract for our previously closed Groveton, New Hampshire mill. The liabilities and charges associated with this natural gas contract are recorded in continuing operations. At June 30, 2014, $1.1 million and $7.6 million are included in current liabilities and noncurrent liabilities, respectively.  During the first six months of 2014 and 2013, we made payments related to this natural gas contract of approximately $0.4 million and $0.8 million, respectively.  At December 31, 2013, $0.8 million and $7.8 million were included in current liabilities and noncurrent liabilities, respectively. There were associated charges of $0.4 million and $0.5 million, respectively, within selling and administrative expenses for the three and six months ended June 30, 2014.  For the three and six months ending June 30, 2013, recognized within selling and administrative expenses were associated charges of $0.1 million and $0.3 million, respectively. In the second quarter of 2013, we recognized a net credit of approximately $1.7 million.  We will continue to make payments related to the contract over the original contractual term.

Note 5.           Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2014	2013	2014	2013

Basic weighted average common shares outstanding	50,021	49,399	49,930	49,381
Dilutive securities:
Stock compensation plans	—	—	—	—

Diluted weighted average common shares outstanding	50,021	49,399	49,930	49,381

Loss from continuing operations, net of tax	$(3,721)	$(14,595)	$(8,167)	$(18,327)
Loss from discontinued operations, net of tax	(107)	(40,231)	(561)	(66,104)

Net loss	$(3,828)	$(54,826)	$(8,728)	$(84,431)

Loss from continuing operations, net of tax, per share — basic and diluted	$(0.07)	$(0.30)	$(0.16)	$(0.37)

Loss from discontinued operations, net of tax, per share — basic and diluted	(0.00)	(0.81)	(0.01)	(1.34)

Net loss per share—basic and diluted	$(0.08)	$(1.11)	$(0.17)	$(1.71)

Due to the net loss from continuing operations for the three and six months ended June 30, 2014, stock-based grants for 1,022,000 shares and 1,216,559 shares, respectively, were considered to be antidilutive.  Due to the net loss from continuing operations for the three and six months ended June 30, 2013, stock-based grants for 1,840,298 shares and 1,908,922 shares, respectively, were considered to be antidilutive.

Note 6.           Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2014	2013
Trade	$25,088	$28,549
Other	347	708
	25,435	29,257
Less: allowances for doubtful accounts	(110)	(151)

	$25,325	$29,106

Note 7.           Inventories

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2014	2013
Raw materials	$20,963	$25,714
Work in process and finished goods	21,745	17,087
Supplies	1,995	1,992
Inventories at cost	44,703	44,793
Less: LIFO reserve	(9,108)	(9,075)

	$35,595	$35,718

Note 8.           Property, Plant, and Equipment

Property, plant, and equipment included the following:

	June 30,	December 31,
	2014	2013
Property, plant, and equipment
Buildings	$82,200	$82,610
Machinery and equipment	444,540	447,396
	526,740	530,006
Less: accumulated depreciation	(247,373)	(239,983)
Net depreciated value	279,367	290,023
Land	1,734	1,734
Construction in progress	12,146	7,207
	$293,247	$298,964

Depreciation and amortization for the three months ended June 30, 2014 and 2013 was $10.3 million and $10.0 million, respectively.  For the six months ended June 30, 2014 and 2013, depreciation and amortization was $20.6 million and $19.8 million, respectively.

Note 9.                                 Debt

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private-shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9, 2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At June 30, 2014, the total capacity of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At June 30, 2014, the estimated fair value of long-term debt is approximately $161 million which compares to the carrying value of $150 million.  At December 31, 2013, the estimated fair value of long-term debt was approximately $158 million which compares to the carrying value of $150 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions originally set to expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. On December 17, 2013, the credit agreement was amended to reduce the aggregate commitments under the revolving-credit agreement to $80 million and extend the maturity date for those obligations from June 23, 2014 to June 30, 2015.  At June 30, 2014 and December 31, 2013, there were no amounts outstanding under the revolving-credit agreement.

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

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2014, we were in compliance with all required covenants.  On March 28, 2014, the revolving-credit and the note purchase and private-shelf agreements were amended to adjust certain covenant requirements.  The amendment to the private-shelf agreement resulted in an additional 0.5% per annum fee on all outstanding notes for the fiscal quarter ending March 31, 2014 and a 1% per annum fee thereafter on all outstanding notes under this agreement.  Effective with the amendments dated March 28, 2014, to the agreements, we agreed to seek approval from our Board of Directors to secure the debt obligations by liens on substantially all of our assets within 60 days of the amendments’ effective date. On June 27, 2014, both the revolving-credit and the note purchase and private-shelf agreements were further amended to adjust certain covenants and to extend the date to secure our debt obligations by liens on substantially all of our assets by July 28, 2014.

On July 25, 2014, we received an extension to secure our debt obligations by liens to July 31, 2014.  We received approval to secure our debt from our Board of Directors and refinanced our existing debt obligations under a new secured debt structure on July 30, 2014.  For further information, please see Note 14, “Subsequent Events.”

Note 10.       Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014 and 2013 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2014	2013	2014	2013

Service cost	$149	$103	$56	$557
Interest cost	2,601	2,553	343	821
Expected return on plan assets	(3,201)	(3,247)	—	—
Amortization of:
Prior service cost (benefit)	77	272	(372)	(763)
Actuarial loss	641	922	(45)	592
Settlement	—	1,320	—	—
Curtailment	—	5,369	—	(16,004)
Special termination benefit impact	—	4,721	—	—

Net periodic benefit cost	$267	$12,013	$(18)	$(14,797)

The settlements recognized during the three months ended June 30, 2013, relate to benefits associated with a cash balance pension plan.  The curtailments and special termination benefit impacts, which are included in discontinued operations, are due to the sale of our specialty paper business.  See Note 4, “Discontinued Operations and Other” for additional information regarding the sale of the specialty paper business.

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2014 and 2013 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2014	2013	2014	2013

Service cost	$298	$758	$111	$1,115
Interest cost	5,203	4,908	685	1,641
Expected return on plan assets	(6,402)	(6,463)	—	—
Amortization of:
Prior service cost (benefit)	154	545	(743)	(1,526)
Actuarial loss	1,283	2,433	(91)	1,184
Settlement	—	1,320	—	—
Curtailment	—	5,369	—	(16,004)
Special termination benefit impact	—	4,721	—	—

Net periodic benefit cost (benefit)	$536	$13,591	$(38)	$(13,590)

The settlements recognized during the six months ended June 30, 2013, relate to benefits associated with a cash balance pension plan. The curtailments and special termination benefit impacts, which are included in discontinued operations, in the six months ended June 30, 2013, are due to the sale of our specialty paper business.  See Note 4, “Discontinued Operations and Other” for additional information regarding discontinued operations.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2013 that we anticipate making contributions of approximately $5.5 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2014.  As of June 30, 2014, we have made payments of approximately $1.6 million to our pension plans.  Coincident with the approval by our Board of Directors to secure our debt, we entered into a settlement agreement with the Pension Benefit Guaranty Corporation to contribute an additional $7.5 million to our defined benefit pension plans during 2014.  See Note 14, “Subsequent Events” for additional information.  As of June 30, 2014, we have contributed approximately $1.5 million to our other post-retirement plans.  We expect to contribute approximately $3.0 million to our other post-retirement plans in 2014.

Note 11.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended June 30, 2014, we granted 5,000 performance units as part of compensation for our newly appointed chief executive officer. Including the grant of 5,000 performance units that occurred in the second quarter of 2014, for the six months ended June 30, 2014, we granted a total of 270,650 awards of performance units to our directors and certain employees of Wausau Paper.  Of the awards granted, 31,898 performance units were granted to directors. The grants to certain employees, other than those granted to our newly appointed chief executive officer, were comprised of two types of awards. The first type of award included 114,078 of performance units with the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The second type of award was comprised of 119,674 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.

On June 19, 2014, effective with the departure of two members of our Board of Directors, a change in control event as defined within provisions of our equity compensation plans and related grants occurred. As a result, subject to such provisions, conditions to vesting for awards outstanding on June 19, 2014 were deemed to have been satisfied, with the exception of the portion of any awards subject to the attainment of a certain level of operating profit for 2014, and, consequently, $1.4 million of share-based compensation expense was recognized for the remaining unamortized portion of the outstanding awards. Prior to the change in control event, we recognized compensation expense on grants of non-qualified stock options, restricted stock awards, and performance unit awards on a straight-line basis over the requisite service period of each award. Forfeiture rates were estimated based upon our historical experience for each grant type.

Including the share-based compensation expense recognized for the change in control event, total share-based compensation expense was $1.7 million and $2.3 million for the three and six month periods ended June 30, 2014, respectively. For the three and six month periods ended June 30, 2013, share-based compensation expense was $0.4 million and $1.4 million, respectively.

Note 12.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  For the three and six months ended June 30, 2014, and June 30, 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	189
Balance at March 31, 2014	$(27,031)
Amounts reclassified from other comprehensive loss	188
Balance at June 30, 2014	$(26,843)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	1,000
Balance at March 31, 2013	$(90,096)
Amounts reclassified from other comprehensive loss	21,938
Balance at June 30, 2013	$(68,158)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended June 30, 2014 and 2013:

(all dollar amounts in thousands)	June 30, 2014	June 30, 2013		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Loss

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(295)	$(490	)(a)
Amortization of actuarial gains, net	596	9,192	(a)
Curtailments	—	26,682
Reclassification before tax	301	35,384
Tax Provision	113	13,446
Reclassifications for the period, net of tax	$188	$21,938

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2014 and 2013:

(all dollar amounts in thousands)	June 30, 2014	June 30, 2013		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Loss

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(589)	$(980	)(a)
Amortization of actuarial gains, net	1,192	11,295	(a)
Curtailments	—	26,682
Reclassification before tax	603	36,997
Tax Provision	226	14,059
Reclassifications for the period, net of tax	$377	$22,938

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit costs.  See Note 10, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement net periodic benefit costs.

Note 13.                          Income Taxes

Our normalized tax rate for 2014 is expected to be approximately 37%.  During the three and six months ended June 30, 2014 there were no significant changes to our income tax valuation allowances. During the three and six months ended June 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, with approximately $12.0 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states.

Note 14.                          Subsequent Events

On July 25, 2014, the Company received an extension under the note purchase and private-shelf agreement and the revolving credit agreement until July 31, 2014, to secure the debt obligations by liens on substantially all of its assets. On July 30, 2014, the Company prepaid the existing $150 million of outstanding obligations with various maturities under the note purchase and private-shelf agreement utilizing proceeds received under a new $175 million secured term loan facility.  Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring June

2015, and entered into a new $50 million secured revolving credit facility.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds will be used for general corporate purposes.

The $50 million secured revolver matures in July 2019 and the $175 million term loan facility has a final maturity in July 2020. The secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolver and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1 percent of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate will be LIBOR, subject to a 1 percent floor, plus 5.5 percent, or at the option of the Company, a base rate as defined in the agreement, plus 4.5 percent.

Borrowings under the $50 million secured revolving credit facility will bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. Until December 31, 2014, the applicable margin for LIBOR-based borrowings is 1.75 percent and, for base rate borrowings is 0.75 percent. The revolving credit facility is subject to an unused line fee that ranges from 25 basis points to 37.5 basis points.

Coincident with the securitization of the Company’s debt obligations, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the “PBGC”) with respect to the Company’s unfunded defined benefit pension obligations. Under the agreement, the Company has agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreements. The Company has also agreed to make contributions in excess of minimum funding requirements of up to $36 million to its defined benefit pension plans through 2018, with the first contribution under this agreement of $7.5 million due within 30 days following the close of the $50 million secured revolver and $175 million term loan facility.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. exclude the results of discontinued operations unless otherwise indicated and should be read together with the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K.

Operations Review

Second quarter sales for 2014, as measured in cases shipped, were up 3.1% compared to the second quarter of 2013, and resulted in a second-quarter record with approximately 4.34 million cases shipped.  Strategic product shipments, that is, those products sold in conjunction with our proprietary dispensing systems or produced from premium substrates, grew to approximately 49 percent of the Company’s total shipment mix.

Our premium Artisan™ towel line, which is produced from 100 percent recycled fiber utilizing the ATMOS papermaking technology was commercialized on May 13, 2014.  In addition, continued strong growth of our DublNature® product line introduced in 2013 contributed to the growth and improved mix of products shipped. We also launched the Dubl-Serv® High Capacity OptiCore® bath tissue dispenser in the second quarter.

Overview

	Three Months		Six Months
(all dollar amounts in thousands, except	Ended June 30,		Ended June 30,
per share data)	2014	2013	2014	2013

Loss from continuing operations	$(3,721)	$(14,595)	$(8,167)	$(18,327)
Loss from continuing operations per share — basic and diluted	$(0.07)	$(0.30)	$(0.16)	$(0.37)

For the second quarter of 2014, we reported a net loss from continuing operations of $3.7 million, or $0.07 per share, compared to prior year loss from continuing operations of $14.6 million, or $0.30 per share. For the six months ended June 30, 2014, we reported a loss from continuing operations of $8.2 million, or $0.16 per share, compared to a net loss from continuing operations of $18.3 million, or $0.37 per share, in the first six months of 2013.  The net loss from continuing operations reported for the three and six months ended June 30, 2014 include an after-tax charge of $2.0 million, or $0.04 per share, related to severance costs and the acceleration of vesting under change in control provisions contained within the Company’s equity and incentive compensation plans due to the leadership transition changes announced during the second quarter. The net loss from continuing operations for the three and six months ended June 30, 2013 include an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, or $0.25 per share, with approximately $12.0 million of the amount recognized related to certain state income tax carry forwards that were not expected to be utilized to offset taxable income in the future.

Net Sales and Gross Profit on Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Net sales	$89,214	$87,623	$166,721	$165,817
Tons sold	46,524	45,494	88,078	86,382
Cases shipped (in thousands)	4,336	4,205	8,190	7,977
Gross profit on sales	$11,560	$9,813	$19,769	$21,089
Gross profit margin	13%	11%	12%	13%

Net sales in the second quarter of 2014 improved by 2 percent over the prior year’s second quarter, with the volume of cases shipped increasing by more than 3 percent over the three-month period of 2013.  Average net selling price declined approximately 1 percent, or approximately $1 million, in the second quarter of 2014 compared with the same quarter of 2013 due to the unfavorable impact of the Canadian exchange rate on the Company’s product sales in Canada and unfavorable pricing impacts, as a result of industry capacity additions that affect capacity utilization of assets in the broader towel and tissue market and depressed market prices for parent rolls.

Gross profit margin increased 2 percentage points in the second quarter of 2014 compared to the same quarter a year ago due to growth in case volume shipped, improvement in the mix of products shipped, manufacturing cost improvements realized, and cost containment efforts in operations.

For the first six months of 2014, net sales increased approximately 1 percent, as compared to the same period of 2013. As in the quarterly comparison, the improvement in net sales was driven by increased case shipment volume of approximately 3 percent in the first half of 2014 compared to the first half of 2013. The favorable impact of improved shipment volume was partially offset by a decline in average net selling price of approximately 2 percent, or $4 million.

Year-over-year, for the six month period, gross profit margin declined approximately 1 percent. Actual net selling price decreases in the first half of 2014 compared to the same period in 2013 were partially offset by improved volume and a favorable mix of products sold, which increased from 47 percent of product shipments in strategic categories for the first six months of 2013 to 48 percent in the first six months of 2014.  Additionally, manufacturing cost efficiency improvements and cost containment efforts contributed positively in the year-over-year comparisons, with benefits in the second quarter 2014 driving much of the year-to-date improvement.

	June 30,
Order Backlogs	2014	2013

Order backlogs in tons:	5,000	3,000

Backlog tons at June 30, 2014 represent approximately $11.6 million in sales compared to approximately $7.7 million in sales at June 30, 2013.  The increase in backlog is primarily related to an announced finished goods price increase that is effective with orders placed on or after July 1, 2014.  The entire backlog at June 30, 2014 is expected to be shipped during the remainder of 2014.

Selling and Administrative Expenses — Continuing Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Selling and administrative expense	$15,058	$10,623	$27,925	$25,708
As a percent of net sales	17%	12%	17%	16%

Selling and administrative expenses in the second quarter of 2014 were $15.1 million compared to $10.6 million in the same period of 2013.  During the three months ended June 30, 2014, we incurred pre-tax expenses of $1.6 million related to the severance benefits of the former chief executive officer, and $1.4 million related to the acceleration of vesting under change in control provisions contained within the Company’s equity and incentive compensation plans due to the leadership transition changes announced during the quarter. During the second quarter of 2013, we incurred pre-tax expenses of $1.3 million related to settlement charges associated with the Company’s cash balance retirement plan and we recognized a pre-tax credit of $1.7 million related to an adjustment to a natural gas transportation contract for a former manufacturing facility. The remaining increase in the quarter over quarter comparison is primarily due to increased legal and professional services expenses.

Selling and administrative expenses for the six months ended June 30, 2014 were $27.9 million compared to $25.7 million in the same period of 2013.  As described in the preceding quarterly comparisons, in the first half of 2014, we incurred expenses for the severance benefits of the former chief executive officer and for the acceleration of vesting under change in control provisions within the Company’s equity and incentive compensation plans, of $1.6 million and $1.4 million, respectively. During the first half of 2013, we incurred pre-tax expenses of $1.3 million related to settlement charges associated with the Company’s cash balance retirement plan and a pre-tax credit of $1.7 million related to adjustments to a natural gas transportation contract for a former manufacturing facility.

Other Income and Expense — Continuing Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Interest expense	$2,411	$2,540	$4,579	$4,868

Interest expense in the second quarter of 2014 was $2.4 million compared to interest expense of $2.5 million in the second quarter of 2013.  For the first six months of 2014, interest expense decreased to $4.6 million from $4.9 million of interest expense recorded during the same period in 2013.  The decrease in interest expense for the three and six months ended June 30, 2014 compared to June 30, 2013, is driven by a decreased average debt balances in the first half of 2014 as compared to the first half of 2013. The impact was partially offset by increases in interest expense as part of the March 28, 2014 amendment to our note purchase and private-shelf agreement which retroactively charged a 0.5% per annum fee on outstanding senior notes from January 1, 2014 through March 31, 2014. Total debt was $150.0 million at June 30, 2014 and 2013, and at December 31, 2013.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

(Credit) provision for income taxes from continuing operations	$(2,208)	$11,255	$(4,565)	$8,835
Effective tax rate	37%	(337)%	36%	(93)%

Our normalized tax rate for 2014 is expected to be at approximately 37%.  During the three and six months ended June 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $12.4 million, with approximately $12.0 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2014	2013

Net cash (used in) provided by operating activities	$(5,682)	$4,861
Capital expenditures	(8,982)	(19,465)

Net cash used in operating activities was $5.6 million for the six months ended June 30, 2014, compared to cash provided by operating activities of $4.9 million during the same period in 2013.  The decrease in year-over-year comparisons of cash (used in) provided by operating activities is primarily due to decreases in accounts payable and other liabilities as compared to a build in working capital in the first six months of 2013 as we built inventory related to the Tissue expansion project.

Capital spending for the first six months of 2014 was $9.0 million compared to $19.5 million during the first six months of 2013.  The decrease in capital expenditures in the first half of 2014 as compared to the same period in 2013 is primarily due to additional spending on the Tissue expansion project that occurred in 2013 following the startup of the new paper machine in December 2012.  Total capital spending for the full year of 2014 is expected to be approximately $25 million.

Debt and Equity

	June 30,	December 31,
(all dollar amounts in thousands)	2014	2013

Total debt	$150,000	$150,000
Stockholders’ equity	159,188	168,142
Total capitalization	309,188	318,142
Long-term debt/capitalization ratio	49%	47%

As of June 30, 2014, total debt did not change from the $150 million borrowed at December 31, 2013.

On March 31, 2010, we entered into a note purchase and private-shelf agreement.  This agreement provided for the April 9, 2010, issuance of $50 million of unsecured senior notes having an interest rate of 5.69% that mature on April 9, 2017, and also established a private-shelf facility under which up to $125 million of additional promissory notes may be issued at terms agreed upon by the parties at the time of issuance until July 20, 2014.  On April 4, 2011, we issued an additional aggregate principal amount of $50 million of our senior notes under the terms of this note purchase and private-shelf agreement.  The notes bear interest at 4.68% and mature on April 4, 2018.  On August 22, 2011, the private-shelf agreement was amended to expand the total amount available under the private-shelf agreement to $150 million.  On April 9,

2012, we issued an additional aggregate principal amount of $50 million of our senior notes under this note purchase and private-shelf agreement.  The notes bear interest at 4.00% and mature on June 30, 2016.  At June 30, 2014, the total capacity of unsecured private placement notes was $200 million, with $150 million of unsecured private placement notes outstanding.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At June 30, 2014, the estimated fair value of long-term debt is approximately $161 million which compares to the carrying value of $150 million.  At December 31, 2013, the estimated fair value of long-term debt was approximately $158 million which compares to the carrying value of $150 million.

On June 23, 2010, we entered into a $125 million revolving-credit agreement with five financial institutions originally set to expire on June 23, 2014.  On June 26, 2013, we entered into an amendment to the revolving-credit agreement reducing the amount of aggregate commitments from $125 million to $100 million. On December 17, 2013, the credit agreement was amended to reduce the aggregate commitments under the revolving-credit agreement to $80 million and extend the maturity date for those obligations from June 23, 2014 to June 30, 2015.  At June 30, 2014 and December 31, 2013, there were no amounts outstanding under the revolving-credit agreement.

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

We are subject to certain financial and other covenants under the revolving-credit agreement and the note purchase and private-shelf agreement.  At June 30, 2014, we were in compliance with all required covenants. On March 28, 2014, the revolving-credit and the note purchase and private-shelf agreements were amended to adjust certain covenant requirements.  The amendment to the private-shelf agreement resulted in an additional 0.5% per annum fee on all outstanding notes for the fiscal quarter ending March 31, 2014 and a 1% per annum fee thereafter on all outstanding notes under this agreement.  Effective with the amendments dated March 28, 2014, to the agreements, we agreed to seek approval from our Board of Directors to secure the debt obligations by liens on substantially all of our assets within 60 days of the amendments’ effective date. On June 27, 2014, both the revolving-credit and the note purchase and private-shelf agreements were further amended to adjust certain covenants and to extend the date to secure our debt obligations by liens on substantially all of our assets by July 28, 2014.

On July 25, 2014, the Company received an extension under the note purchase and private-shelf agreement and the revolving credit agreement until July 31, 2014, to secure the debt obligations by liens on substantially all of its assets. On July 30, 2014, the Company prepaid the existing

$150 million of outstanding obligations with various maturities under the note purchase and private-shelf agreement utilizing proceeds received under a new $175 million secured term loan facility.  Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring June 2015, and entered into a new $50 million secured revolving credit facility.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds will be used for general corporate purposes.

The $50 million secured revolver matures in July 2019 and the $175 million term loan facility has a final maturity in July 2020. The secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolver and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1 percent of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate will be LIBOR, subject to a 1 percent floor, plus 5.5 percent, or at the option of the Company, a base rate as defined in the agreement, plus 4.5 percent.

Borrowings under the $50 million secured revolving credit facility will bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. Until December 31, 2014, the applicable margin for LIBOR-based borrowings is 1.75 percent and, for base rate borrowings is 0.75 percent. The revolving credit facility is subject to an unused line fee that ranges from 25 basis points to 37.5 basis points.

Coincident with the securitization of the Company’s debt obligations, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the “PBGC”) with respect to the Company’s unfunded defined benefit pension obligations. Under the agreement, the Company has agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreements. The Company has also agreed to make contributions in excess of minimum funding requirements of up to $36 million to its defined benefit pension plans through 2018, with the first contribution under this agreement of $7.5 million due within 30 days following the close of the $50 million secured revolver and $175 million term loan facility.

At June 30, 2014, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first six months of 2014 or 2013.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 19, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 18, 2014, to shareholders of record on February 3, 2014.  On April 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on May 15, 2014 to shareholders of record on May 1, 2014.  On June 19, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable August 15, 2014 to shareholders of record on August 1, 2014.

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

Discontinued Operations

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and substantially all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013.  We determined that the sale of the specialty paper business met the criteria for discontinued operations presentation as established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, “Discontinued Operations.”

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding Brainerd, closed on June 26, 2013. The sale generated a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013.  Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction.  Additionally, pre-tax charges related to severance and benefits, contract termination, and other associated closure costs totaled $0.1 million and $4.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively.  For the six months ended June 30, 2014 and June 30, 2013, the aforementioned pre-tax closure charges were $0.7 million and $4.3 million, respectively.

In February 2013, we announced the planned closure of the Brainerd paper mill (“Brainerd”) and the facility permanently closed on March 29, 2013.  In the second quarter of 2013, we determined the closure of Brainerd in conjunction with the sale of the specialty paper business met the criteria for discontinued operations presentation in accordance with FASB ASC Subtopic 205-20, “Discontinued Operations.”  Pre-tax charges recorded for the six months ended June 30, 2014 were $0.1 million, related to severance and benefit continuation costs and other associated closure costs; there were not any additional charges recognized for the three months ended June 30, 2014.  Pre-tax charges for severance and benefit continuation costs and other associated closure costs totaled $0.7 million for the three months ended June 30, 2013.  For the six months ended June 30, 2013, pre-tax charges included accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; and other associated closure costs of $2.6 million.  These charges are included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss.

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

WAUSAU PAPER CORP.

August 7, 2014	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial and Accounting Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2014

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