Form 10-Q
period 2014-09-30
WAUSAU PAPER CORP.
filed 2014-11-05
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of common shares outstanding at October 31, 2014 was 50,001,095.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Comprehensive Loss, Three Months and Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	1

	Condensed Consolidated Balance Sheets, September 30, 2014 (unaudited) and December 31, 2013 (derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

i

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2014	2013	2014	2013

Net sales	$95,423	$91,663	$262,144	$257,480
Cost of sales	80,013	78,290	226,965	223,018
Gross profit	15,410	13,373	35,179	34,462

Selling and administrative	13,041	13,557	40,966	39,265
Operating profit (loss)	2,369	(184)	(5,787)	(4,803)

Interest expense	(2,894)	(1,972)	(7,473)	(6,840)
Loss on early extinguishment of debt	(14,350)	—	(14,350)	—
Other expense, net	(14)	(10)	(11)	(15)
Loss from continuing operations before income taxes	(14,889)	(2,166)	(27,621)	(11,658)

(Credit) provision for income taxes	(5,734)	(132)	(10,299)	8,703
Loss from continuing operations	(9,155)	(2,034)	(17,322)	(20,361)

Loss from discontinued operations, net of taxes	(321)	(818)	(882)	(66,922)

Net loss	$(9,476)	$(2,852)	$(18,204)	$(87,283)

Net loss per share - basic and diluted:
Continuing operations	$(0.18)	$(0.04)	$(0.35)	$(0.41)
Discontinued operations	(0.01)	(0.02)	(0.02)	(1.35)
Net loss	$(0.19)	$(0.06)	$(0.36)	$(1.77)

Weighted average shares outstanding — basic	50,433	49,431	50,099	49,398
Weighted average shares outstanding — diluted	50,433	49,431	50,099	49,398

Other comprehensive income (loss)
Retirement and other post-retirement plans, net of tax of $(58) and $1,080 for the three months ended September 30, 2014 and 2013, respectively, and $168 and $15,139 for the nine months ended September 30, 2014 and 2013, respectively	$(96)	$314	$281	$23,253
Other comprehensive income (loss)	(96)	314	281	23,253
Comprehensive loss	$(9,572)	$(2,538)	$(17,923)	$(64,030)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2013
	September 30,	(derived from
	2014	audited financial
(all dollar amounts in thousands)	(unaudited)	statements)
Assets
Current assets:
Cash and cash equivalents	$4,367	$19,594
Receivables, net	27,493	29,106
Refundable income taxes	1,285	1,927
Inventories	30,910	35,718
Spare parts	12,034	10,607
Other current assets	2,424	2,243
Assets of discontinued operations - current	48	8,587
Total current assets	78,561	107,782
Property, plant, and equipment, net	294,040	298,964
Deferred income taxes	33,237	20,470
Other assets	57,368	54,347
Assets of discontinued operations — long-term	13	—

Total Assets	$463,219	$481,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$28,195	$29,900
Deferred income taxes	10,946	10,118
Accrued and other liabilities	36,655	31,965
Liabilities of discontinued operations - current	1,918	1,894
Total current liabilities	77,714	73,877
Long-term debt	171,160	150,000
Post-retirement benefits	29,912	30,247
Pension	19,045	38,838
Other noncurrent liabilities	16,481	19,470
Noncurrent liabilities of discontinued operations	866	989
Total liabilities	315,178	313,421
Stockholders’ equity	148,041	168,142

Total Liabilities and Stockholders’ Equity	$463,219	$481,563

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(all dollar amounts in thousands)	2014	2013

Net loss	$(18,204)	$(87,283)
Provision for depreciation, depletion, and amortization	30,788	71,990
Gain on sale of assets	(227)	—
Impairment of long-lived assets	—	63,712
Loss on early extinguishment of debt	14,350	—
Non-cash inventory, spare parts and other writedowns	211	6,653
Deferred income taxes	(10,628)	(23,097)
Other non-cash items	2,588	1,582
Changes in operating assets and liabilities
Receivables	3,808	(1,235)
Inventories	4,957	(3,420)
Other assets	(16,865)	(17,235)
Accounts payable and other liabilities	(20,884)	(16,971)
Net cash used in operating activities	(10,106)	(5,304)

Cash flows from investing activities:
Capital expenditures	(12,831)	(29,457)
Proceeds from sale of business	—	105,067
Proceeds from sale of assets	7,056	1,243

Net cash (used in) provided by investing activities	(5,775)	76,853

Cash flows from financing activities:
Net payments of commercial paper	—	(40,700)
Payments of debt issuance costs	(3,544)	—
Payments of premium on early extinguishment of debt	(13,833)	—
Borrowings under credit agreements	171,500	65,000
Payments under credit agreements	(150,437)	(70,500)
Proceeds from stock option exercises	1,450	406
Dividends paid	(4,482)	(4,446)

Net cash provided by (used in) financing activities	654	(50,240)

Net (decrease) increase in cash and cash equivalents	(15,227)	21,309
Cash and cash equivalents, beginning of period	19,594	4,044

Cash and cash equivalents, end of period	$4,367	$25,353

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

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Service Code (“IRC”) and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and affect all taxpayers that acquire, produce, or improve tangible property. The adoption of these regulations did not have a material impact on our Condensed Consolidated Financial Statements.

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

On August 27, 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern.”  This standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early adoption permitted.  We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Note 4.                                 Discontinued Operations and Other

We determined that as of the interim period ended June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd, Minnesota paper mill (“Brainerd”), met the criteria for discontinued operations presentation as established in FASB Accounting Standards Codification (“ASC”) Subtopic 205-20, “Discontinued Operations.” Therefore, the results of operations of the specialty paper business and Brainerd have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for all periods presented.  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented.  The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding Brainerd, closed on June 26, 2013. The sale generated a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2013. As there were no quoted market prices available for these or similar assets, we used the actual sales price to determine the fair market value of the assets, which is a level 3, unobservable input.  Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction.  Additionally, pre-tax charges related to severance and benefits, contract termination, and other associated closure costs totaled $0.6 million and $1.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, the aforementioned pre-tax closure charges were $1.3 million and $5.7 million, respectively.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur.  At September 30, 2014, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

In February 2013, we announced the planned closure of Brainerd and the facility permanently closed on March 29, 2013. Pre-tax charges related to severance and benefit continuation costs and other associated closure costs recorded for the three and nine months ended September 30, 2014 were $0.3 million and $0.5 million, respectively. These amounts include $0.2 million to writedown the value of assets held for sale. Pre-tax charges for severance and benefit continuation costs and other associated closure costs totaled $0.4 million for the three months ended September 30, 2013.  For the nine months ended September 30, 2013, pre-tax charges included accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; and other associated closure costs of $3.0 million.

In June 2014, we sold a portion of the group of assets held for sale associated with Brainerd and realized proceeds on the sale of $2.6 million. In August 2014, we sold the remaining group of assets and realized proceeds on the sale of $4.4 million. Total proceeds realized on the sale of the Brainerd assets were $7.0 million for the nine months ending September 30, 2014.  There was a gain of $0.5 million recognized in the three months ended September 30, 2014, on the disposal of the Brainerd asset group.

At September 30, 2014, there was $0.1 million in assets of discontinued operations, comprised primarily of land held for sale. Also at September 30, 2014, there were $1.9 million in current liabilities and $0.9 million in other noncurrent liabilities that are primarily related to contract termination costs and are classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2013, there was $8.6 million in current assets of discontinued operations, comprised primarily of $6.7 million related to assets held for sale of Brainerd. Also at December 31, 2013, there were $1.9 million in current liabilities and $1.0 million in other noncurrent liabilities that are primarily related to contract termination costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Loss information for discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2014	2013	2014	2013

Net sales	$49	$1,644	$428	$209,756

Earnings (loss) from discontinued operations before income taxes	(673)	(1,527)	(1,871)	(107,971)
Provision (credit) for income taxes	(352)	(709)	(989)	(41,049)
Loss from discontinued operations, net of taxes	$(321)	$(818)	$(882)	$(66,922)

Net loss per share — basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(1.35)

The following table summarizes the components of costs included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss associated with the sale of the specialty paper business and closure of Brainerd.

	Three Months Ended September 30,		Nine Months Ended September 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Impairment of long-lived assets	$—	$—	$—	$63,712
Accelerated depreciation on long-lived assets	—	—	—	35,716
Inventory and spare parts write-downs	—	—	—	6,712
Severance and benefit continuation costs	37	749	208	3,127
Other associated costs, net	872	1,079	1,536	5,573

Total	$909	$1,828	$1,744	$114,840

Following is a summary of the liabilities for restructuring expenses through September 30, 2014, related to the closure of Brainerd and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	September 30,
(all dollar amounts in thousands)	2013	Provisions	Usage	2014

Severance and benefit continuation	$434	$208	$(640)	$2
Contract termination	2,901	85	(665)	2,321
Other	33	1,456	(1,492)	(3)

Total	$3,368	$1,749	$(2,797)	$2,320

In addition, the Company is responsible for a contract that expires in 2019 related to our previously closed Groveton, New Hampshire mill. The liabilities and charges associated with this contract are recorded in continuing operations. At September 30, 2014, $1.5 million and $7.2 million are included in current liabilities and noncurrent liabilities, respectively.  At December 31, 2013, $0.8 million and $7.8 million were included in current liabilities and noncurrent liabilities, respectively. During the first nine months of 2014 and 2013, we made payments related to this contract of approximately $0.6 million and $1.0 million, respectively.  There were associated charges of $0.2 million and $0.7 million, respectively, within selling and administrative expenses for the three and nine months ended September 30, 2014.  For the three and nine months ending September 30, 2013, recognized within selling and administrative expenses were associated charges of $0.2 million and credit of $1.1 million, respectively. We will continue to make payments related to the contract over the remaining contractual term.

Note 5.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2014	2013	2014	2013

Basic weighted average common shares outstanding	50,433	49,431	50,099	49,398
Dilutive securities:
Stock compensation plans	—	—	—	—

Diluted weighted average common shares outstanding	50,433	49,431	50,099	49,398

Loss from continuing operations, net of tax	$(9,155)	$(2,034)	$(17,322)	$(20,361)
Loss from discontinued operations, net of tax	(321)	(818)	(882)	(66,922)

Net loss	$(9,476)	$(2,852)	$(18,204)	$(87,283)

Loss from continuing operations, net of tax, per share — basic and diluted	$(0.18)	$(0.04)	$(0.35)	$(0.41)
Loss from discontinued operations, net of tax, per share — basic and diluted	(0.01)	(0.02)	(0.02)	(1.35)

Net loss per share—basic and diluted	$(0.19)	$(0.06)	$(0.36)	$(1.77)

Due to the net loss from continuing operations for the three and nine months ended September 30, 2014, stock-based grants for 1,022,000 shares and 1,151,706 shares, respectively, were considered to be antidilutive.  Due to the net loss from continuing operations for the three and nine months ended September 30, 2013, stock-based grants for 1,761,065 shares and 1,801,659 shares, respectively, were considered to be antidilutive.

Note 6.                                 Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2014	2013
Trade	$27,392	$28,549
Other	203	708
	27,595	29,257
Less: allowances for doubtful accounts	(102)	(151)

	$27,493	$29,106

Note 7.                                 Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2014	2013
Raw materials	$17,777	$25,714
Work in process and finished goods	19,830	17,087
Supplies	2,110	1,992
Inventories at cost	39,717	44,793
Less: LIFO reserve	(8,807)	(9,075)

	$30,910	$35,718

Note 8.                                 Property, Plant, and Equipment

Property, plant, and equipment included the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2014	2013
Property, plant, and equipment
Buildings	$82,246	$82,610
Machinery and equipment	444,397	447,396
	526,643	530,006
Less: accumulated depreciation	(251,354)	(239,983)
Net depreciated value	275,289	290,023
Land	1,697	1,734
Construction in progress	17,054	7,207
	$294,040	$298,964

Depreciation and amortization for the three months ended September 30, 2014 and 2013 was $10.2 million and $9.9 million, respectively.  For the nine months ended September 30, 2014 and 2013, depreciation and amortization was $30.7 million and $29.7 million, respectively.

Note 9.                                 Debt

A summary of total debt is as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2014	2013

Secured term loan facility	$174,563	$—
Less unamortized discount	(3,403)	—
	171,160	—
Unsecured private placement notes	—	150,000
Total long-term debt	$171,160	$150,000

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility.  Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring June 2015, and entered into a $50 million secured revolving credit facility.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. The secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At September 30, 2014, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at September 30, 2014 was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. Until December 31, 2014, the applicable margin for LIBOR-based borrowings is 1.75% and, for base rate borrowings is 0.75%. The revolving credit facility is subject to an unused line fee that ranges from 25 to 37.5 basis points.  At September 30, 2014, there were no amounts outstanding under the revolving credit agreement.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At September 30, 2014, the estimated fair value of long-term debt is approximately $186 million which compares to the carrying value of $175 million.

Early in 2014 and during prior years, we had an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement required unused credit availability under our revolving credit agreement equal to the amount of outstanding commercial paper.  On February 24, 2014, we terminated this commercial paper placement agreement.  There were no outstanding borrowings under this agreement as of the date of termination or at December 31, 2013.

Note 10.    Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2014 and 2013 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2014	2013	2014	2013

Service cost	$147	$380	$46	$76
Interest cost	2,485	2,452	99	488
Expected return on plan assets	(3,094)	(3,247)	—	—
Amortization of:
Prior service cost (benefit)	78	80	(372)	(190)
Actuarial loss (gain)	619	1,233	(479)	67
Settlements	61	801	—	—

Net periodic benefit cost (benefit)	$296	$1,699	$(706)	$441

The settlements recognized during the three months ended September 30, 2014 relate to the payment of a supplemental retirement liability to a retired participant. The settlements recognized during the three months ended September 30, 2013, relate to benefits associated with a cash balance pension plan.

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2014 and 2013 are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2014	2013	2014	2013

Service cost	$445	$1,138	$157	$1,191
Interest cost	7,688	7,360	784	2,129
Expected return on plan assets	(9,496)	(9,710)	—	—
Amortization of:
Prior service cost (benefit)	232	625	(1,115)	(1,715)
Actuarial loss (gain)	1,902	3,666	(570)	1,251
Settlement	61	2,121	—	—
Curtailment	—	5,369	—	(16,004)
Special termination benefits	—	4,721	—	—

Net periodic benefit cost (benefit)	$832	$15,290	$(744)	$(13,148)

Similar to the three  months noted above, the settlements recognized during the nine months ended September 30, 2014 relate to the payment of a supplemental retirement liability to a retired participant and the settlements recognized during the nine months ended September 30, 2013, relate to benefits associated with a cash balance pension plan. In addition, for the nine months ended September 30, 2013, the curtailments and special termination benefits are due to the sale of our specialty paper business and are included in discontinued operations.  See Note 4, “Discontinued Operations and Other” for additional information regarding discontinued operations.

Coincident with the third quarter 2014 securitization of the Company’s debt obligations, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the “PBGC”) with respect to the Company’s unfunded defined benefit pension obligations. Under the agreement, the Company has agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreement. The Company has also agreed to make contributions in excess of minimum funding requirements of up to $36 million to its defined benefit pension plans through 2018. The first contribution under this agreement of $7.5 million was made in August 2014.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2013 that we anticipate making contributions of approximately $5.5 million directly to our pension and retirement plans as a result of minimum funding requirements and elective contributions in 2014.  As of September 30, 2014, we have made contributions of approximately $11.2 million to our pension plans.  Included in that amount is the $7.5 million third quarter 2014 contribution to our defined benefit pension plans, as required by the settlement agreement with the Pension Benefit Guaranty Corporation.  As of September 30, 2014, we have contributed approximately $2.1 million to our other post-retirement plans.  We expect to contribute approximately $2.8 million to our other post-retirement plans in 2014.

Note 11.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended September 30, 2014, we granted 4,794 performance units as part of compensation for a newly appointed director.  Including the grant of 4,794 performance units that occurred in the third quarter of 2014, for the nine months ended September 30, 2014, we granted a total of 275,444 awards of performance units to our directors and certain employees of Wausau Paper.  Of the awards granted, 36,692 performance units were granted to directors.  We also granted 5,000 performance units to our chief executive officer.  The grants to certain employees, other than those granted to our chief executive officer, were comprised of two types of awards. The first type of award included 114,078 of performance units with the award subject to achievement of a targeted shareholder return on our common stock over a three-year period.  The second type of award was comprised of 119,674 performance units with vesting contingent on (1) achieving certain operating profit levels and (2) completion of a service requirement.

On June 19, 2014, effective with the departure of two members of our Board of Directors, a change in control event as defined within provisions of our equity compensation plans and related grants occurred. As a result, subject to such provisions, conditions to vesting for awards outstanding on June 19, 2014, were deemed to have been satisfied, with the exception of the portion of any awards subject to the attainment of a certain level of operating profit for 2014. Consequently, $1.4 million of share-based compensation expense was recognized for the remaining unamortized portion of the outstanding awards. Prior to the change in control event, we recognized compensation expense on grants of non-qualified stock options, restricted stock awards, and performance unit awards on a straight-line basis over the requisite service period of each award. Forfeiture rates were estimated based upon our historical experience for each grant type.

Including the share-based compensation expense recognized for the change in control event, total share-based compensation expense was less than $0.1 million and $2.4 million for the three and nine month periods ended September 30, 2014, respectively. For the three and nine month periods ended September 30, 2013, share-based compensation expense was $0.2 million and $1.6 million, respectively.

Note 12.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  For the three and nine months ended September 30, 2014 and 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	189
Balance at March 31, 2014	$(27,031)
Amounts reclassified from other comprehensive loss	188
Balance at June 30, 2014	$(26,843)
Amounts reclassified from other comprehensive loss	(96)
Balance at September 30, 2014	$(26,939)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	1,000
Balance at March 31, 2013	$(90,096)
Amounts reclassified from other comprehensive loss	21,938
Balance at June 30, 2013	$(68,158)
Amounts reclassified from other comprehensive loss	315
Balance at September 30, 2013	$(67,843)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended September 30, 2014 and 2013:

(all dollar amounts in thousands)	September 30, 2014	September 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Loss

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(294)	$87	(a)
Amortization of actuarial gains, net	140	1,308	(a)
Reclassification before tax	(154)	1,395
Tax provision (credit)	(58)	1,080
Reclassifications for the period, net of tax	$(96)	$315

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2014 and 2013:

(all dollar amounts in thousands)	September 30, 2014	September 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Comprehensive Loss

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(883)	$(893)	(a)
Amortization of actuarial gains, net	1,332	12,603	(a)
Curtailments	—	26,682
Reclassification before tax	449	38,392
Tax provision	168	15,139
Reclassifications for the period, net of tax	$281	$23,253

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit costs.  See Note 10, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement net periodic benefit costs.

Note 13.                          Income Taxes

Our normalized tax rate for 2014 is expected to be approximately 37%.  During the three and nine months ended September 30, 2014 there were no significant changes to our income tax valuation allowances. During the three and nine months ended September 30, 2013, our effective tax rate was impacted by an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $0.6 million and $13.0 million, respectively, with approximately $12.6 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future as we no longer have manufacturing operations in these states.

Under the provisions of FASB ASC Subtopic 740-10 “Income Taxes”, the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At September 30, 2014, we had federal and state net operating loss carryovers of $109.0 million and $217.0 million, respectively.  At September 30, 2014, we also had federal and state tax credit carryovers of $12.8 million and $10.8 million, respectively.  These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2014 through 2038.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. exclude the results of discontinued operations unless otherwise indicated and should be read together with the condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K.

Operations Review

Third quarter sales for 2014, as measured in cases shipped, were up 4% compared to the third quarter of 2013, and resulted in a quarterly record of 4.5 million cases shipped.  Third quarter 2014 cases shipped for strategic product shipments, that is, those products sold in conjunction with our proprietary dispensing systems or produced from premium substrates, were up 7% compared to the third quarter of 2013, representing approximately 49% of the Company’s total shipment mix.

During the third quarter we launched the all new Alliance™ high-capacity electronic roll towel dispensing system featuring twice the capacity of typical roll towel dispensers.  The design of the Alliance™ accommodates two full rolls — up to 1,000 feet each. With its patent-pending innovative design, the Alliance™ offers seamless transfer by automatically switching to the second roll when the first is completely depleted.

Overview

	Three Months		Nine Months
(all dollar amounts in thousands, except	Ended September 30,		Ended September 30,
per share data)	2014	2013	2014	2013

Loss from continuing operations	$(9,155)	$(2,034)	$(17,322)	$(20,361)
Loss from continuing operations per share — basic and diluted	$(0.18)	$(0.04)	$(0.35)	$(0.41)

For the third quarter of 2014, we reported a net loss from continuing operations of $9.2 million, or $0.18 per share, compared to prior year loss from continuing operations of $2.0 million, or $0.04 per share.  For the nine months ended September 30, 2014, we reported a loss from continuing operations of $17.3 million, or $0.35 per share, compared to a net loss from continuing operations of $20.4 million, or $0.41 per share, in the first nine months of 2013.  The net loss from continuing operations reported for the three and nine months ended September 30, 2014 includes an after-tax charge of $9.0 million, or $0.18 per share, associated with the company debt refinancing completed on July 30, 2014;

and an after tax expense of $0.7 million, or $0.01 per share, from a proxy related settlement charge. In addition, the nine months ended September 30, 2014 includes an after-tax charge of $1.9 million, or $0.04 per share, related to severance costs and the acceleration of vesting under change in control provisions contained within the Company’s equity and incentive compensation plans due to the leadership transition changes announced during the second quarter. The loss from continuing operations for the first nine months of 2013 includes an adjustment made to our provision for income taxes, net of federal tax benefit, of approximately $13.0 million, or $0.26 per share, with approximately $12.6 million of the amount recognized related to certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

Net Sales and Gross Profit on Sales

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Net sales	$95,423	$91,663	$262,144	$257,480
Tons sold	48,391	47,126	136,469	133,508
Cases shipped (in thousands)	4,532	4,358	12,722	12,335
Gross profit on sales	$15,410	$13,373	$35,179	$34,462
Gross profit margin	16%	15%	13%	13%

Net sales in the third quarter of 2014 improved by 4% over the prior year’s third quarter, with the volume of cases shipped increasing by 4% over the three-month period of 2013.  Average net selling price declined by 1 percent, or approximately $1.1 million, in the third quarter of 2014 compared with the same quarter of 2013. While the Company’s announced market price increase was effective for orders placed after July 1, 2014, the favorable impact of the increase in the third quarter was mitigated by fixed price contracts that are typically 6 months in duration and renew at various times. As these contracts renew, average net selling price is expected to increase. Further, the average net selling price of support product categories is unfavorable to the prior year third quarter as a result of industry capacity additions which have increased availability of parent rolls to competitors, pressuring market prices. And, finally, the unfavorable impact of the Canadian exchange rate on the Company’s product sales to Canada negatively impacted overall average net selling price.

Gross profit margin increased 1% in the third quarter of 2014 compared to the third quarter of 2013 due to growth in case volume shipped, improvement in strategic sales mix and cost improvements realized.  These benefits were partially offset by a major planned maintenance outage at our Middletown, Ohio facility in 2014 which negatively impacted third quarter gross profit by approximately $1.7 million. There was no major outage in the third quarter of 2013.

For the first nine months of 2014, net sales increased approximately 2%, as compared to the same period of 2013. The improvement in net sales was driven by case shipment growth of approximately 3%. The impact of improved shipment volume was partially offset by a decline in average net selling price of approximately 2%, or $5 million.  Average net selling price on a year-to-date basis was impacted by the same factors as were discussed in the quarterly comparison. Year-over-year, for the nine month period, gross profit margin was flat at 13%.

	September 30,
Order Backlog	2014	2013

Order backlog in tons:	3,700	3,300

Backlog tons at September 30, 2014 represent approximately $9.0 million in sales compared to approximately $7.7 million in sales at September 30, 2013.  The entire backlog at September 30, 2014 is expected to be shipped during the remainder of 2014.

Selling and Administrative Expenses — Continuing Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Selling and administrative expense	$13,041	$13,557	$40,966	$39,265
As a percent of net sales	14%	15%	16%	15%

Selling and administrative expenses in the third quarter of 2014 were $13.0 million compared to $13.6 million in the same period of 2013.  During the three months ended September 30, 2014, we incurred pre-tax expenses of $1.2 million in a proxy related settlement charge and $0.4 million in other recurring proxy charges. During the three months ended September 30, 2013, we incurred pre-tax expenses of $0.8 million related to settlement charges associated with the Company’s cash balance retirement plan and $0.2 million for recurring proxy related charges.

Selling and administrative expenses for the nine months ended September 30, 2014 were $41.0 million compared to $39.3 million in the same period of 2013.  Selling and administrative expenses for, the nine months ended September 30, 2014, include a pre-tax charge of $3.1 million, related to severance costs and the acceleration of vesting under change in control provisions contained within the Company’s equity and incentive compensation plans due to the leadership transition changes announced during the second quarter. In addition, we incurred pre-tax expenses of $1.2 million in a proxy related settlement charge and $2.1 million in other recurring proxy related charges.

During the nine months ended September 30, 2013, we incurred pre-tax expenses of $2.1 million related to settlement charges associated with the Company’s cash balance retirement plan, $1.5 million for proxy related charges, and a pre-tax credit of $1.7 million related to adjustments to a contract for our previously closed Groveton, New Hampshire mill.

Other Income and Expense — Continuing Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

Interest expense	$2,894	$1,972	$7,473	$6,840

For the three months ended September 30, 2014, interest expense increased to $2.9 million compared to $2.0 million during the same period in 2013. The increase in interest expense is due to an increase in interest rates on our former debt and higher interest rates, a higher average outstanding balance and the amortization of original interest discount on our new debt since the July 30, 2014 debt refinancing as discussed in Note 9 to the Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2014, interest expense increased to $7.5 million compared to $6.8 million during the same period in 2013.  The increase in interest is driven by the same factors as above, partially offset by lower average outstanding debt balances during the nine month period.

Total debt was $171.2 million (gross debt of $174.6 million less unamortized discount of $3.4 million) at September 30, 2014 and $150.0 million at September 30, 2013, and at December 31, 2013.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2014	2013	2014	2013

(Credit) provision for income taxes from continuing operations	$(5,734)	$(132)	$(10,299)	$8,703
Effective tax rate	39%	6%	37%	(75)%

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

Under the provisions of FASB ASC Subtopic 740-10 “Income Taxes”, the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At September 30, 2014, we had federal and state net operating loss carryovers of $109.0 million and $217.0 million, respectively.  At September 30, 2014, we also had federal and state tax credit carryovers of $12.8 million and $10.8 million, respectively.  These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2014 through 2038.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Nine Months Ended September 30,
(all dollar amounts in thousands)	2014	2013

Net cash used in operating activities	$(10,106)	$(5,304)
Capital expenditures	(12,831)	(29,457)

Net cash used in operating activities was $10.1 million for the nine months ended September 30, 2014, compared to $5.3 million during the same period in 2013.  The increase in year-over-year cash used in operating activities is primarily due to increased contributions to defined benefit pension plans as described in Note 10 to the Condensed Consolidated Financial Statements.

Capital spending for the first nine months of 2014 was $12.8 million compared to $29.5 million during the first nine months of 2013.  The decrease in capital expenditures in the first nine months of 2014 as compared to the same period in 2013 is primarily due to spending on the Tissue expansion project that occurred in 2013 following the startup of the new paper machine in December 2012.  Total capital spending for the full year of 2014 is expected to be approximately $23.0 million.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2014	2013

Total debt	$171,160	$150,000
Stockholders’ equity	148,041	168,142
Total capitalization	319,201	318,142
Long-term debt/capitalization ratio	54%	47%

As of September 30, 2014, total debt changed to $171.2 million (gross debt of $174.6 million less unamortized discount of $3.4 million) from $150.0 million borrowed at December 31, 2013.

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility.  Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring June 2015, and entered into a $50 million secured revolving credit facility.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity in July 2020. The secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At September 30, 2014, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%. The interest rate at September 30, 2014 was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. Until December 31, 2014, the applicable margin for LIBOR-based borrowings is 1.75% and, for base rate borrowings is 0.75%. The revolving credit facility is subject to an unused line fee that ranges from 25 to 37.5 basis points.  At September 30, 2014, there were no amounts outstanding under the revolving credit agreement.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At September 30, 2014, the estimated fair value of long-term debt is approximately $186 million which compares to the carrying value of $175 million.

Early in 2014 and during prior years, we had an unrated commercial paper placement agreement with a bank to issue up to $50 million of unsecured debt obligations.  The agreement required unused credit availability under our revolving credit agreement equal to the amount of outstanding commercial paper.  On February 24, 2014, we terminated this commercial paper placement agreement.  There were no outstanding borrowings under this agreement as of the date of termination or at December 31, 2013.

We currently expect that our cash balance, cash provided by operations, and the liquidity provided by our current debt structure will be sufficient to meet our cash flow needs during the next twelve months.

At September 30, 2014, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first nine months of 2014 or 2013.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 19, 2013, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 18, 2014, to shareholders of record on February 3, 2014.  On April 17, 2014, the Board of Directors declared a quarterly cash dividend of

$0.03 per common share.  The dividend was paid on May 15, 2014 to shareholders of record on May 1, 2014.  On June 19, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable August 15, 2014 to shareholders of record on August 1, 2014.  On October 16, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable November 17, 2014 to shareholders of record on November 3, 2014.

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

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding Brainerd, closed on June 26, 2013. The sale generated a pre-tax impairment charge of $63.7 million, which is recorded in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2013. As there were no quoted market prices available for these or similar assets, we used the actual sales price to determine the fair market value of the assets, which is a level 3, unobservable input.  Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction.  Additionally, pre-tax charges related to severance and benefits, contract termination, and other associated closure costs totaled $0.6 million and $1.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively.  For the nine months ended September 30, 2014 and September 30, 2013, the aforementioned pre-tax closure charges were $1.3 million and $5.7 million, respectively.

In February 2013, we announced the planned closure of Brainerd and the facility permanently closed on March 29, 2013. Pre-tax charges related to severance and benefit continuation costs and other associated closure costs recorded for the three and nine months ended September 30, 2014 were $0.3 million and $0.5 million, respectively. These amounts include $0.2 million to writedown the value of assets held for sale. Pre-tax charges for severance and benefit continuation costs and other associated closure costs totaled $0.4 million for the three months ended September 30, 2013.  For the nine months ended September 30, 2013, pre-tax charges included accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; and other associated closure costs of $3.0 million.

In June 2014, we sold a portion of the group of assets held for sale associated with Brainerd and realized proceeds on the sale of $2.6 million. In August 2014, we sold the remaining group of assets and realized proceeds on the sale of $4.4 million. Total proceeds realized on the sale of the Brainerd assets were $7.0 million for the nine months ending September 30, 2014.  There was a gain of $0.5 million recognized in the three months ended September 30, 2014, on the disposal of the Brainerd asset group.

At September 30, 2014, there was $0.1 million in assets of discontinued operations, comprised primarily of land held for sale. Also at September 30, 2014, there were $1.9 million in current liabilities and $0.9 million in other noncurrent liabilities that are primarily related to contract termination costs and are classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2013, there was $8.6 million in current assets of discontinued operations, comprised primarily of $6.7 million related to assets held for sale of Brainerd. Also at December 31, 2013, there were $1.9 million in current liabilities and $1.0 million in other noncurrent liabilities that are primarily related to contract termination costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

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

Item 5.                                 Other Information

Date of Upcoming Annual Meeting and Shareholder Proposals

At its meeting held on October 16, 2014, the Company’s board of directors discussed generally the timing of the Company’s next annual meeting of shareholders.  Historically, the Company has held its annual meeting of shareholders in April of each year; however, in 2014, the Company held its annual meeting of shareholders in August.  At its most recent meeting, the Company’s board of directors generally discussed targeting May 2015 for its next annual meeting of shareholders, and that timeframe will have an impact on the deadlines for our shareholders to submit proposals in connection with the annual meeting.

If the meeting is held in May 2015, the Company would anticipate mailing its proxy materials on or about April 10, 2015.  Accordingly, any shareholder who intends to present a proposal at the annual meeting to be held in 2015 should deliver the written proposal to the Secretary of the

Company at our office in Mosinee, Wisconsin not later than December 10, 2014, if the proposal is submitted for inclusion in our proxy materials for the 2015 meeting pursuant to Rule 14a-8 under the Exchange Act.

With respect to shareholder proposals submitted pursuant to our bylaws (and not intended to be included in our proxy materials), the window for submitting proposals (found in Bylaw II - Section 2.13 of our Company’s bylaws) is not earlier than 120 days prior to the date of our 2015 annual meeting, and not later than 90 days prior to the date of our annual meeting, unless the first public announcement of our 2015 annual meeting is made less than 100 days prior to the date of that meeting, in which case the deadline is the 10th day following our announcement of the annual meeting date.  We anticipate making a public announcement regarding our 2015 annual meeting date in December 2014, which will be more than 100 days prior to the date our 2015 meeting is held.

Shareholders may present a proposal at the 2015 annual meeting for consideration only if proper notice of the proposal has been given in accordance with one of these requirements.  Nominations for director made from the floor at the annual meeting of shareholders to be held in 2015 require advance notice in accordance with the bylaws.

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

WAUSAU PAPER CORP.

November 5, 2014	SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer

(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2014

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