Form 10-K
period 2014-12-31
WAUSAU PAPER CORP.
filed 2015-03-02
CIK 105076

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Yes ☐        No ☒

As of June 30, 2014, the aggregate market value of the common stock shares held by non-affiliates was approximately $520,876,845. For purposes of this calculation, the registrant has assumed its directors and executive officers are affiliates. As of February 28, 2015, 50,055,547 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for use in connection with 2015 annual meeting of shareholders
(to the extent noted herein): Part III

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption "Information Concerning Forward-Looking Statements" in Item 7. This report should be considered in light of such cautionary statement and the risk factors disclosed in Item 1A.

 PART I

Item 1. BUSINESS

GENERAL

Wausau Paper Corp. manufactures, converts, and sells a complete line of towel and tissue products that are marketed along with soap and dispensing systems for the commercial and industrial away-from-home market. At December 31, 2014, we employed approximately 870 employees primarily at two operating facilities located in two states. Our products are primarily sold within the United States and Canada.

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

Under the Wausau Paper® trademark, towel and tissue products, made primarily from recycled material, are marketed under a number of brands including Alliance™, Artisan®, DublSoft®, DublNature®, EcoSoft®, OptiCore®, and Revolution®. These products include washroom roll and folded towels, tissue products, a variety of towel, tissue, and soap dispensers, industrial wipers, dairy towels, household roll towels, and other premium towel and tissue products. Products are sold to paper and sanitary supply distributors in North America that serve factories and other commercial and industrial locations, health service facilities, office buildings, restaurants, theme parks, airports, and hotels. We operate a paper mill located in Middletown, Ohio, and a paper mill and converting facility with a distribution warehouse in Harrodsburg, Kentucky. In addition, we currently maintain distribution warehouses in Danville, Kentucky.

Competition comes from major integrated paper companies and smaller converters who primarily service consumer and food service markets as well as industrial and institutional markets. Our major competitors include Georgia-Pacific LLC, Kimberly Clark Corporation, and SCA Hygiene Products.

INTERNATIONAL SALES

Currently, foreign sales represent approximately 10% of our net sales, with sales to Canada representing approximately 9% of this amount. Refer to Note 13 of the Notes to Consolidated Financial Statements for our geographic data.

RAW MATERIALS

Recycled wood fiber is the basic raw material used in the manufacture of our finished products and includes the following categories: market and internally produced deinked pulp from wastepaper and purchased towel and tissue parent rolls. Fiber represents approximately 73% of our total raw materials or 28% of our total cost of sales in 2014. Market pulp (an aggregate of approximately 70,000 air-dried metric tonnes in 2014) was purchased on the open market and under contract, principally from producers in the United States and Canada.

During 2014 we purchased approximately 144,000 standard tons of wastepaper from domestic suppliers, some of which is under contract, at prevailing market prices. This wastepaper represented approximately 59% of the fiber required to manufacture 90% of our 2014 parent roll requirement. The balance of our parent roll requirements, or approximately 21,000 tons, was purchased from other towel and tissue manufacturers, some of which is under contract, at market prices.

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

We contract for the supply and delivery of natural gas at both of our manufacturing facilities. Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities. We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period. Contracts expire at various times between 2015 and 2019. At December 31, 2014, we also have volume commitments for the supply of natural gas. These obligations expire between 2015 and 2016. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements.

PATENTS AND TRADEMARKS

Wausau Paper develops and maintains trademarks and patents in the conduct of our business. Trademarks include Wausau Paper®, Artisan®, DublSoft®, DublNature®, EcoSoft®, Bay West®, Alliance™, OptiCore®, OptiServ®, Revolution®, Dubl-Serv®, and Wave 'N Dry®, among others. Our patents cover various paper towel and tissue dispensers, metering or other mechanisms for towel and tissue dispensers and cabinets. We consider our trademarks and patents, in the aggregate, to be material to our business, although we believe the loss of any one such mark or patent right would not have a material adverse effect on our business. We do not own or hold material licenses, franchises, or concessions.

SEASONAL NATURE OF BUSINESS

We generally experience moderately lower sales volume in the first quarter, in comparison to the rest of the year, primarily due to reduced business activity for many customers during this period.

WORKING CAPITAL

As is customary in the paper industry, we carry adequate amounts of raw materials and finished goods inventory to facilitate the manufacture and rapid delivery of paper products to our customers.

MAJOR CUSTOMERS

One customer accounted for approximately 14% of our net sales.

BACKLOG

Order backlogs, at December 31, 2014, decreased to approximately 2,800 tons, representing $6.8 million in sales, compared to 3,900 tons, or $9.1 million in sales, at December 31, 2013. Order backlogs at December 31, 2012, were approximately 4,200 tons, or $9.9 million in sales. A change in customer backlog does not necessarily indicate a change in business conditions, as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers. The entire backlog at December 31, 2014, is expected to be shipped during the first quarter of 2015.

RESEARCH AND DEVELOPMENT

Research and development projects for the last three fiscal years primarily involved our new product offerings utilizing substrates from our new paper machine, as well as, new towel, tissue, and soap dispensers. Expenditures for product development were $0.7 million, $1.4 million, and $0.8 million in 2014, 2013, and 2012, respectively.

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

EMPLOYEES

We employed approximately 870 employees at the end of 2014. Less than one-third of our hourly mill employees are covered under a collective bargaining agreement. We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011. The agreement covers all of our collectively bargained employees and includes competitive increases in wages and retirement income benefits. We maintain good labor relations at our only remaining location with a collective bargaining agreement, our Middletown, Ohio, facility, and expect that any future contracts will be negotiated at competitive rates.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to executive officers of Wausau Paper as of March 2, 2015.

  Michael C. Burandt, 70
  Chairman of the Board and Chief Executive Officer since April 2014. Mr. Burandt has been a member of the Company's Board of Directors since February 2012. From 1988 to 2007, Mr. Burandt held various senior positions at Georgia Pacific Corporation and has been President and CEO of Cantina Holdings, LLC since September 2007.

  Matthew L. Urmanski, 42
  President and Chief Operating Officer since April 2014. Previously, Senior Vice President and General Manager (2013-2014), Senior Vice President, Tissue (2011-2013), Vice President, Administration, Tissue (2009-2011), Vice President, Financial Analysis and Business Support, Corporate (2006-2009), and Vice President Finance, Specialty Products (2002-2006).

  Sherri L. Lemmer, 47
  Senior Vice President and Chief Financial Officer since May 2012. Previously, Vice President, Finance and Information Technology (2012), and Vice President, Corporate Controller (2006-2011).

AVAILABLE INFORMATION

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, on our website by going to "Investors—SEC Filings" at wausaupaper.com. These reports are available as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission ("SEC").

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

THE COST OF RAW MATERIALS AND ENERGY USED TO MANUFACTURE OUR PRODUCTS COULD INCREASE.

Raw materials and packaging comprise approximately 39% of our cost of sales, with wastepaper, purchased parent rolls, and market pulp accounting for over 73% of this total. Raw material prices will change based on worldwide supply and demand. Market pulp price changes can occur due to worldwide consumption levels of wastepaper, market pulp production capacity, expansions or curtailments, inventory building or depletion, and market pulp changes related to wastepaper availability, environmental issues, or other variables.

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

THE FLUCTUATIONS IN CANADIAN EXCHANGE RATE MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Approximately 9% of our sales volume ships to Canada, a portion of which is invoiced in Canadian dollars, while our costs of sales are U.S. dollar denominated. Consequently, we are exposed to fluctuations in exchange rate on the translation of Canadian dollar-based revenues to U.S. dollars. We use market price adjustments on our Canadian-based business to partially offset these exchange rate fluctuations.

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

If we should develop a material weakness in our internal control over financial reporting, it could have a material adverse effect on the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness occurs, it could adversely affect our financial reporting process and our financial statements. If we fail to maintain effective internal control over financial reporting it could have a material adverse effect on our business, operating results, and our stock price.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY ADVERSELY AFFECT OUR REPORTED RESULTS OF OPERATIONS.

A change in financial accounting standards can have a significant effect on our reported results. New accounting pronouncements may adversely affect our reported financial results in the future or require us to restate results we have already reported. New financial accounting standards or interpretations may require us to recognize additional expenses in the future or change the manner in which revenue or expense amounts currently recognized are determined. Such changes in recognition may result in lower reported net earnings and decreased equity or increased balance sheet liabilities, any of which may reduce the market price of our common stock or affect our compliance with various covenants relating to our indebtedness.

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

WE MAY INCUR SIGNIFICANT, UNEXPECTED LIABILITIES FROM CURRENT OR FUTURE CLAIMS, INCLUDING MATTERS NOW THREATENED OR IN LITIGATION.

We deal with claims that are threatened or made by third parties in the normal course of our business. Some claims result in formal administrative or legal proceedings in which the amounts claimed are significant. We assess each claim and make a judgment whether the claim will have a material adverse effect on our consolidated financial condition, liquidity, or results of operations. Claims that we believe could have material adverse effect if not resolved in our favor, or other claims that we believe to be significant, are discussed in Item 3 of this report and in Note 10 of the Notes to Consolidated Financial Statements for the most recent fiscal year. Our reports do not disclose or discuss all claims of which we are aware. Our assessment of the materiality of any claim is based upon the amount involved, the underlying facts, and our assessment of the likelihood of a material adverse outcome. If our assessment of a claim as immaterial is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity, or results of operations could be impacted.

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

None of our product trademarks or patents are independently considered to be material to our business. However, taken together, we consider our intellectual property to be a material asset. We may lose market share and suffer a decline in our revenue and net earnings if we cannot successfully defend one or more trademarks or patents.

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

SOME ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS, AS WELL AS PROVISIONS OF WISCONSIN LAW, COULD IMPAIR A TAKEOVER ATTEMPT.

Our articles of incorporation and bylaws, could have the effect of rendering more difficult or discouraging an acquisition of Wausau Paper that is deemed undesirable by our Board of Directors. These include provisions that:

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Executive officers and staff who perform accounting, finance, information technology, and human resource services are located in Mosinee, Wisconsin, an owned property. Our operating facilities, all of which are owned properties, consist of the following:

Facility	Product	Number of Paper Machines	Practical Capacity(1) (tons)	2014 Actual (tons)

Middletown, OH	Tissue	2	120,000	114,500
	Deink Pulp	n/a	114,000	111,000
Harrodsburg, KY	Tissue	1	70,000	60,800
	Converted Tissue	n/a	214,000	182,700
(1)
"Practical capacity" is the amount of finished product a mill can produce with existing papermaking equipment, grade mix and workforce and usually approximates maximum, or theoretical, capacity.

We currently maintain warehouse distribution facilities in order to provide prompt delivery of our products. The facilities are:

Location	Square Feet	Owned or Leased (Expiration Date)

Harrodsburg, KY	561,000	Owned
Danville, KY	630,000	Leased (December 2017)
	134,000	Leased (May 2016)
	110,000	Leased (February 2016)

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

As of February 28, 2015, there were approximately 1,600 holders of record of Wausau Paper common stock. As of February 28, 2015, there were 50,055,547 shares of common stock outstanding.

The following table sets forth the range of high and low sales price information of Wausau Paper common stock and the dividends declared on the common stock, for the calendar quarters indicated.

	Market Price		Cash Dividend
Calendar Quarter	High	Low	Declared

2014(1)
First Quarter	$14.04	$12.08	–
Second Quarter	$12.99	$10.00	$.06
Third Quarter	$11.06	$7.91	–
Fourth Quarter	$11.49	$7.76	$.06
2013(1)
First Quarter	$11.09	$8.69	–
Second Quarter	$12.00	$9.57	$.06
Third Quarter	$13.01	$10.80	–
Fourth Quarter	$13.78	$11.11	$.06
2012(1)
First Quarter	$9.86	$8.16	–
Second Quarter	$9.81	$8.45	$.06
Third Quarter	$9.92	$7.48	–
Fourth Quarter	$9.32	$7.46	$.06
(1)
Two cash dividends of $.03 per share were declared in the second and fourth quarters in 2014, 2013 and 2012.

Item 6. Selected Consolidated Financial Data
Wausau Paper Corp. and Subsidiaries Selected Financial Data

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)

FINANCIAL RESULTS
Net sales	$352,024	$348,584	$344,182	$335,230	$343,011
Operating (loss) profit	(2,762)	(2,584)	1,137	50,004	27,724
Interest expense	10,679	8,802	3,330	6,850	6,587
(Loss) earnings from continuing operations before income taxes	(27,818)	(11,390)	(2,244)	42,440	21,117
Net (loss) earnings from continuing operations	(17,534)	(28,183)	(1,562)	25,228	12,220
Net (loss) earnings from discontinued operations	(978)	(69,082)	2,238	(46,926)	24,636
Net (loss) earnings	(18,512)	(97,265)	676	(21,698)	36,856
Cash dividends paid	5,982	5,929	5,918	5,905	1,475
Cash flows (used in) provided by operating activities	(6,068)	(1,655)	35,928	64,484	22,753
PER SHARE
Net (loss) earnings from continuing operations-basic	$(0.35)	$(0.57)	$(0.03)	$0.51	$0.25
Net (loss) earnings from discontinued operations-basic	(0.02)	(1.40)	0.05	(0.95)	0.50
Cash dividends declared	0.12	0.12	0.12	0.12	0.06
Stockholders' equity	2.54	3.40	4.17	3.99	5.30
Basic average number of shares outstanding	50,173	49,411	49,312	49,160	48,965
Price range (low and high closing)	$7.80-14.01	$8.73-13.70	$7.61-9.86	$5.86-8.96	$6.12-11.66
FINANCIAL CONDITION
Working capital	$608	$33,905	$67,837	$71,039	$109,139
Total assets	463,862	481,563	700,715	678,830	677,609
Long-term debt	170,868	150,000	196,200	127,650	127,382
Stockholders' equity	127,512	168,142	205,501	196,244	259,666
Capital expenditures	16,449	37,466	149,424	78,063	42,990
RATIOS
Percent net (loss) earnings from continuing operations to sales	(5.0%)	(8.1%)	(0.0%)	7.5%	3.6%
Percent net (loss) earnings from continuing operations to average stockholders' equity	(11.9%)	(15.1%)	(0.8%)	11.1%	5.0%
Ratio of current assets to current liabilities	1 to 1	1.5 to 1	1.7 to 1	1.5 to 1	1.8 to 1
Percent of long-term debt to total capitalization	57.3%	47.2%	48.8%	39.4%	32.9%

Within Continuing Operations:

(1)
In 2014, includes after-tax loss of $9.0 million ($14.4 million pre-tax) or $0.18 per share related to early extinguishment of debt, after-tax expense of $1.0 million ($1.5 million pre-tax) or $0.02 per share related to defined benefit retirement plan settlement charges, after-tax expense of $0.9 million ($1.4 million pre-tax) or $0.02 per share related to change in control provisions, after-tax expense of $1.0 million ($1.6 million pre-tax) or $0.02 per share related to the severance benefit of the former CEO, and after-tax expense of $0.7 million ($1.2 million pre-tax) or $0.01 per share related to proxy settlement charges.

(2)
In 2013, includes after-tax expense of $1.9 million ($3.0 million pre-tax) or $0.04 per share related to defined benefit retirement plan settlement charges, and after-tax credit of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a contract for a closed manufacturing facility. In addition, 2013 includes a tax valuation allowance loss of $21.0 million or $0.42 per share.

(3)
In 2012, includes after-tax expense of $4.5 million ($7.1 million pre-tax) or $0.09 per share related to defined benefit retirement plan settlement charges, after-tax expense of $5.3 million ($8.4 million pre-tax) or $0.11 per share related to an expansion project, and after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share related to a charge associated with a contract for a closed manufacturing facility.

(4)
In 2011, includes after-tax gains of $23.3 million ($36.0 million pre-tax) or $0.47 per share related to timberland sales, and after-tax expenses of $1.4 million ($2.2 million pre-tax) or $0.03 per share related to the tissue expansion project.

(5)
In 2010, includes after-tax gains of $5.0 million ($7.9 million pre-tax) or $0.10 per share related to timberland sales, after-tax expense of $2.4 million ($3.8 million pre-tax) or $0.05 per share related to a rate adjustment associated with a contract for a closed manufacturing facility, and after-tax expense of $1.9 million ($3.1 million pre-tax) or $0.04 per share related to the freezing of benefits associated with a cash balance pension plan.

Within Discontinued Operations:

(1)
In 2014, includes after-tax expense of $1.3 million ($2.1 million pre-tax) or $0.02 per share related to the closure of the Brainerd mill and the sale of the specialty paper business.

(2)
In 2013, includes after-tax expense of $74.4 million ($118.1 million pre-tax) or $1.51 per share related to the closure of the Brainerd mill and the sale of the specialty paper business.

(3)
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

(4)
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

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are not guarantees of performance. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations. Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the North American away-from-home towel and tissue industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and labor unions, the failure to recruit and retain key personnel, costs of compliance with environmental regulations, our ability to fund our operations, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, changes in tax laws, increasing costs of certain employee and retiree benefits, unforeseen liabilities arising from current or prospective claims, unforeseen claims concerning intellectual property rights, unexpected disruptions in the availability of our computer systems, attempts by shareholders to effect changes at or acquire control over the Company, and the effect of certain organizational anti-takeover provisions. These and other risks, uncertainties, and assumptions are described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report. We assume no obligation, and do not intend, to update these forward-looking statements.

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

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 360-10, "Property, Plant, and Equipment", we evaluate the recoverability of the carrying amount of long-lived and other assets, including dispenser systems, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable and exceeds its fair value. The carrying amount of an asset may not be fully recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We use judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative or industry trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows, which requires us to make estimates of our future cash flows related to the asset subject to review. These estimates require assumptions about demand for our products, future market conditions, and technological developments. Other assumptions in determining fair value include determining the discount rate and future growth rates. Within discontinued operations in the years ended December 31, 2014, December 31, 2013 and 2012, we recorded pre-tax impairment losses of $0.2 million, $64.5 million, and $2.1 million, respectively. Additional information regarding impairment losses is available in "Note 2 – Discontinued Operations and Other" in the Notes to Consolidated Financial Statements.

PENSION BENEFITS

Defined benefit pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets, participant mortality, among other factors. Changes in discount rate and differences from actual and assumed asset returns as well as changes in other assumptions will affect the amount of pension expense recognized in future periods. For example, fluctuation in the discount rate assumption of 25 basis points would have impacted 2014 defined benefit pension obligations by approximately $7.2 million. Additional information regarding pension benefits is available in "Note 7 – Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

OTHER POST-RETIREMENT BENEFITS

The costs and obligations for post-retirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate, participant mortality, and expected future increase in per capita costs of covered post-retirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods. For example, fluctuation in the discount rate assumption of 25 basis points would have impacted the 2014 obligations for other post-retirement benefits by approximately $0.5 million. In addition, a one percentage point increase in the assumed health care cost trend rate would impact obligations for other post-retirement benefits by approximately $0.9 million, while a decrease of one percentage point would impact the same obligations by approximately $0.8 million. Additional information regarding other post-retirement benefits is available in "Note 7 – Pension and Other Post-retirement Benefit Plans" in the Notes to Consolidated Financial Statements.

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

TAX MATTERS

Under the provisions of FASB ASC Subtopic 740-10, "Income Taxes", the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At the end of 2014, we had federal and state net operating loss carryovers of $126.0 million and $231.3 million, respectively. At the end of 2014, we also had federal and state tax credit carryovers of $12.9 million and $10.8 million, respectively. These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2015 through 2037.

Tax valuation allowances totaled $20.5 million at the end of 2014. Of this amount, $8.1 million relates to the federal cellulosic biofuel credit carryover, and $12.4 million relates to state loss and credit carryovers, primarily in the state of Wisconsin. Deferred tax assets are regularly reviewed for recoverability, and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether a valuation allowance is required is based on an analysis of all positive and negative evidence, including future earnings, changes in operations, the expected timing of the reversals of existing temporary differences, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

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

OPERATIONS REVIEW

OVERVIEW

Following a year of significant change and transformation in 2013, the year ended December 31, 2014 was the first full year of operating as a company 100% focused on away-from-home towel and tissue markets. This focus allowed us to dedicate more resources to executing our strategy which is driven by innovative, differentiated products and a unique dealer-

centric distribution model. We continue to build momentum as we shift our product mix towards premium, 100% recycled fiber towel and tissue products. We made significant progress during the year supporting our strategic direction:

•
We achieved 1.6% case volume growth for the full year, more than twice the away-from-home tissue market growth rate of 0.7%.

•
We were awarded PPI's "Most Innovative Product" for our new DublNature® line of premium 100% recycled fiber products.

•
We launched our new line of 100% recycled premium Artisan® towel products.

•
We launched our new Alliance™ high-capacity electronic roll towel dispensing system featuring twice the capacity of typical roll towel dispensers.

•
We refinanced our company debt structure.

•
We demonstrated continued operational improvement in papermaking and converting, which supported improving bottom-line results.

CONSOLIDATED

(all dollar amounts in thousands, except per share data)	2014	2013	2012

Loss from continuing operations	$(17,534)	$(28,183)	$(1,562)
Net loss from continuing operations per share – basic and diluted	$(0.35)	$(0.57)	$(0.03)
(Loss) earnings from discontinued operations, net of taxes	$(978)	$(69,082)	$2,238
Net (loss) earnings from discontinued operations per share – basic and diluted	$(0.02)	$(1.40)	$0.05

In 2014, we reported a net loss from continuing operations of $17.5 million, or $0.35 per share, compared to a prior-year net loss from continuing operations of $28.2 million, or $0.57 per share. The net loss from continuing operations in 2014 included an after-tax loss of $9.0 million or $0.18 per share related to early extinguishment of debt, after-tax charges of $1.0 million, or $0.02 per share, related to settlement expenses associated with our defined benefit retirement plans, after-tax expense of $0.9 million or $0.02 per share related to certain change in control provisions, after-tax expense of $1.0 million or $0.02 per share related to the severance benefit of the former Chief Executive Officer, and after-tax expense of $0.7 million or $0.01 per share related to proxy settlement charges.

In 2013, we reported a net loss from continuing operations of $28.2 million, or $0.57 per share, compared to a prior-year net loss from continuing operations of $1.6 million, or $0.03 per share. The net loss from continuing operations in 2013 included after-tax charges of $1.9 million, or $0.04 per share, related to settlement expenses associated with our defined benefit retirement plans, and an after-tax credit of $2.1 million, or $0.04 per share, related to a contract at a former manufacturing facility. Also included in 2013, was a provision for income taxes of $21.0 million, or $0.42 per share, related to an income tax valuation allowance for a portion of an existing cellulosic biofuels credit and certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

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

DISCONTINUED OPERATIONS

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. The sale of the specialty paper business and substantially all related assets and selected liabilities, excluding the Brainerd, Minnesota paper mill, closed on June 26, 2013. In February 2013, we announced the planned closure of our Brainerd mill. The Brainerd mill permanently closed in March 2013. In 2014, we sold the group of assets held for sale associated with the Brainerd mill.

In December 2011, we announced that our Board of Directors had approved the sale of our premium Print & Color brands, and the closure of our Brokaw, Wisconsin paper mill. The sale of the premium Print & Color brands, select paper inventory, and certain manufacturing equipment closed on January 31, 2012. We permanently ceased papermaking operations at the Brokaw mill on February 10, 2012.

We determined that the sale of the specialty paper business, the closure of the Brainerd mill, and the closure of the Brokaw mill, met the criteria for discontinued operations presentation as established in ASC Subtopic 205-20, "Discontinued Operations". The results of operations of the specialty paper business, Brainerd, and Brokaw mills have been reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The corresponding assets and liabilities of the discontinued operations were reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation. The Statements of Cash Flows for all periods presented have not been adjusted to separately disclose cash flows related to discontinued operations. Please refer to "Note 2 – Discontinued Operations and Other" in the Notes to Consolidated Financial Statements for additional information.

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

NET SALES AND GROSS PROFIT ON SALES

(all dollar amounts in thousands)	2014	2013	2012

Net sales	$352,024	$348,584	$344,182
Tons shipped	181,504	181,046	177,458
Cases shipped	16,988,436	16,728,540	16,021,000
Gross profit on sales	$51,319	$49,602	$63,740
Gross profit margin	15%	14%	19%

Net sales for the year ended December 31, 2014 were $352.0 million, compared with net sales of $348.6 million for the year ended December 31, 2013. Total shipments in tons remained flat with 181,504 tons in 2014 and 181,046 in 2013 while 2014 cases shipped of 17.0 million increased 1.6% from the 16.7 million shipped in 2013. Net sales in 2012 were $344.2 million, consisting of shipments of 177,458 tons, or 16.0 million cases.

Comparing 2014 to 2013, average net selling price per case decreased approximately 1%, or over $4 million, with favorable product mix on the growth of ATMOS enabled Artisan® and DublNature® products partially offsetting actual net selling price decreases and Canadian exchange rate fluctuations. During mid-2014, all major away-from-home towel and tissue suppliers, including Wausau Paper, announced a market price increase. Consequently, the unfavorable price variance is concentrated in the first three quarters of 2014, and the fourth quarter shows significant pricing improvement. Compared to 2012, 2013 average net selling price decreased 4%, or over $15 million, with actual net selling price decreases contributing to over three-quarters of the decline, and the remaining decrease a result of the composition of overall product mix.

Gross profit margin increased to $51.3 million, or 15% of net sales, in 2014 compared with $49.6 million, or 14% of net sales, in 2013. Gross profit margin in 2012 was $63.7 million, or 19% of net sales.

During the year ended December 31, 2014, as compared to the same period in 2013, volume and improved product mix generated over $2 million of gross profit improvement. Additionally, manufacturing cost decreases were realized as we optimized production on our new paper machine in Harrodsburg, Kentucky, as well as improvements in our other operations. These improvements were roughly offset by decreases in net selling prices. Comparing the year ended December 31, 2013, to the same period in 2012, a decrease in fiber-related costs of more than $1 million was more than offset by a decrease in average net selling price and significant increases in manufacturing costs, including a $8 million increase in depreciation expense and a $10 million increase in utilities primarily due to the addition of the new paper machine in Harrodsburg, Kentucky, resulting in a decline in gross profit. Gross profit in 2013 and 2012 was impacted by capital expenses totaling $0.1 million and $6.6 million, respectively, due to the expansion project at our Harrodsburg facility.

During the year ended December 31, 2014, raw materials and packaging comprised approximately 39% of our total cost of sales, with market pulp, wastepaper, and purchased towel and tissue parent rolls accounting for over 73% of this total. Labor and fringe were approximately 18% of our total cost of sales, while utilities accounted for approximately 9%. Net other operating expenses, including outbound freight, depreciation, and maintenance, comprised the remaining 34% of our cost of sales.

Combined fiber prices, consisting of market pulp, wastepaper, and purchased towel and tissue parent rolls, increased during 2014. As compared to 2013, 2014 fiber costs increased approximately $1 million, after decreasing approximately $1 million in 2013 as compared with 2012. In 2014, wastepaper prices increased a modest amount in the first three quarters, then declined slightly in the fourth quarter. In 2012, pulp and wastepaper prices declined at moderate rates, leveling off near the end of the year.

In 2014, we consumed approximately 144,000 standard tons of wastepaper, 70,000 air-dried metric tons of market pulp, and 21,000 standard tons of purchased parent rolls. Approximately 141,000 standard tons of wastepaper, 67,000 air-dried metric tons of market pulp, and 36,000 standard tons of purchased parent rolls were consumed in 2013. The average price of wastepaper, used in the production of towel and tissue products, increased less than $2 per standard ton, or approximately $0.2 million in 2014 as compared to 2013. As compared with 2012, the average price of wastepaper decreased $19 per standard ton, or nearly $3 million, in 2013. Purchased pulp increased $11 per metric ton, or $1 million in 2014 compared to 2013 while the price had decreased $37 per metric ton, or $3 million from 2013 compared to 2012. Purchased towel and tissue parent rolls, used in our converting operations, increased $21 per standard ton, or approximately even with 2014 as compared to 2013, after decreasing $100 per standard ton, or approximately $1 million, in 2013 as compared to 2012.

Energy-related prices, consisting primarily of natural gas, electricity, coal, fuel oil, and transportation, increased in 2014 as compared to 2013, primarily driven by increases in natural gas and transportation. In total, energy-related costs, including transportation, increased approximately $2 million in 2014 as compared with 2013, after increasing approximately $1 million in 2013 as compared with 2012.

During 2014, the average price of natural gas increased 20%, or approximately $1 million, as compared with 2013. During 2013, the average price of natural gas increased 38%, or approximately $2 million, as compared with 2012. As compared with 2013, 2014 transportation costs increased approximately $1 million. Comparing 2013 with 2012, electricity prices decreased approximately 5%, or approximately $1 million, while combined coal, transportation, and fuel oil price increases had less than a $1 million impact.

As previously discussed, in 2011 our Board of Directors approved plans to expand our production capabilities in response to growing demand for its environmentally friendly, strategic products. The expansion included the construction of a state-of-the-art paper machine, located at our Harrodsburg, Kentucky converting facility, and is capable of producing premium towel and tissue products from 100% recycled fiber. We successfully started production on the new paper machine in December 2012 and introduced new premium recycled towel and tissue products during 2013 and 2014. Within cost of sales, labor and fringe costs remained relatively flat while comparing 2014 to 2013, while they increased 5% in 2013 as compared to 2012, primarily due to increases in headcount due to the start-up of the new paper machine at the Harrodsburg facility. Depreciation expense increased 80% in 2013 as compared to 2012, also due to the new paper machine.

Estimated market demand for away-from-home towel and tissue products increased by approximately 0.7% in 2014 as compared to 2013 after a similar increase in 2013 as compared to 2012.

BACKLOGS

Customer order backlogs were approximately 2,800 tons, representing $6.8 million in sales at December 31, 2014. Customer backlogs, excluding discontinued operations, were approximately 3,900 tons, or $9.1 million in sales, as of December 31, 2013, and approximately 4,200 tons, or $9.9 million in sales, as of December 31, 2012. Changes in customer backlog do not necessarily indicate a change in business conditions, as a large portion of orders are shipped directly from inventory upon receipt and do not impact backlog numbers. The entire backlog at December 31, 2014 is expected to be shipped during the first quarter of 2015.

LABOR

We employed approximately 870 employees at the end of 2014. Less than one-third of our hourly mill employees are covered under collective bargaining agreements. We negotiated a five-year umbrella agreement with the United Steelworkers that was ratified on February 4, 2011. The agreement covers all collectively bargained employees and includes competitive increases in wages and retirement income benefits.

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

SELLING AND ADMINISTRATIVE EXPENSES

(all dollar amounts in thousands)	2014	2013	2012

Selling and administrative expense	$54,081	$52,186	$62,603
Percent increase (decrease)	4%	(17%)	52%
As a percent of net sales	15%	15%	18%

Selling and administrative expenses for the year ended December 31, 2014 were $54.1 million, compared to $52.2 million in the same period of 2013. Selling and administrative expenses were $62.6 million for the year ended December 31, 2012. In 2014, stock-based incentive compensation programs resulted in expense of $2.4 million, compared to expense of $1.8 million in 2013 and $2.0 million in 2012. For additional information on our stock incentive programs, refer to "Note 9 – Stock Compensation Plans" in the Notes to Consolidated Financial Statements.

In 2014, selling and administrative expenses were impacted by expense of $1.4 million related to change in control provisions, expense of $1.6 million related to the severance benefit of the former Chief Executive Officer, expense of $1.2 million related to proxy settlement charges, and expense of $1.5 million related to settlement charges associated with certain defined benefit retirement plans. These expenses were partially offset by a decrease in administrative headcount and a decrease in management and sales incentives and other restructuring activities.

In 2013, selling and administrative expenses were impacted by $3.0 million related to charges associated with certain defined benefit retirement plans, offset by $3.3 million related to a credit for a natural gas transportation contract associated with a closed facility. In 2012, selling and administration expenses were impacted by expenses of $7.1 million related to charges associated with certain defined benefit retirement plans, and $3.3 million related to a charge for a natural gas transportation contract associated with a closed facility.

OTHER INCOME AND EXPENSE

(all dollar amounts in thousands)	2014	2013	2012

Interest expense	$10,679	$8,802	$3,330
Loss on early extinguishment of debt	14,350	–	–
Other, net	27	4	51

Interest expense increased for the year ended December 31, 2014, to $10.7 million compared to $8.8 million for the year ended December 31, 2013. The increase in interest expense is due to an increase in interest rates on our former debt and higher interest rates on our new debt, a higher average outstanding balance and the amortization of original interest discount on our new debt since the July 30, 2014 debt refinancing. Additional information regarding long term debt is available in "Note 5 – Debt" in the Notes to Consolidated Financial Statements. In 2013 as compared with 2012, the increase in interest expense is due to reduced capitalized interest as a result of the start-up new paper machine at our Harrodsburg, Kentucky facility. Interest capitalized during the year ended December 31, 2014 was $0.3 million, compared with $0.4 million in the year ended December 31, 2013, and $4.8 million in the year ended December 31, 2012. Total debt was $170.9 million (net of unamortized discount of $3.2 million) at December 31, 2014 compared to $150.0 million and $196.2 million at December 31, 2013 and 2012, respectively.

INCOME TAXES

(all dollar amounts in thousands)	2014	2013	2012

Income tax (credit) provision from continuing operations	$(10,284)	$16,793	$(682)
Effective tax rate	37.0%	(147.4%)	30.4%

Our effective income tax rate related to earnings (loss) from continuing operations before income taxes of 37.0% was impacted in 2014 by an adjustment of $0.5 million to reflect the expiration of the statute of limitations on certain tax positions. During the year ended December 31, 2013, our effective income tax rate related to the loss from continuing operations before income taxes was impacted by adjustments made to our provision for taxes of approximately $21.0 million. The adjustments were related to income tax valuation allowances for a portion of an existing cellulosic biofuels credit and certain state income tax carryforwards that will likely not be utilized to offset taxable income in the future.

LIQUIDITY AND CAPITAL RESOURCES

The following discussions regarding liquidity and capital resources include discontinued operations in all periods presented.

CASH FLOWS AND CAPITAL EXPENDITURES

(all dollar amounts in thousands)	2014	2013	2012

Cash (used in) provided by operating activities	$(6,068)	$(1,655)	$35,928
Working capital	$608	$33,905	$67,837
Percent decrease	(98%)	(50%)	(5%)
Current ratio	1:1	1.5:1	1.7:1
Capital expenditures	$16,449	$37,466	$149,424
Percent (decrease) increase	(56%)	(75%)	91%

Cash used in operating activities was $6.1 million during the year ended December 31, 2014, compared to $1.7 million for the year ended December 31, 2013. Cash used in operating activities increased in 2014 as compared to 2013, primarily due to increased contributions to defined benefit pension plans as described in "Note 7 – Pension and Other Post-retirement Benefit Plans" to the Consolidated Financial Statements. Cash provided by operating activities decreased in 2013 as compared to 2012, primarily due to significant benefits achieved during 2012 as working capital, primarily related to the sale of the Print & Color brands, was liquidated.

Capital expenditures totaled $16.4 million, $37.5 million, and $149.4 million in 2014, 2013, and 2012, respectively. It is expected that capital spending will be approximately $13 million in 2015. The decrease in capital expenditures in 2014 as compared to 2013 is primarily due to the completion of spending on the expansion project that occurred at Harrodsburg, Kentucky, between 2011 and 2013. The major element of this expansion, the new ATMOS enabled paper machine began operating in December 2012. Similarly the decrease in capital expenditures from 2012 to 2013 was due to the completion of the major expenditure phase of this expansion. Capital spending related to this project was $15 million and $131 million in 2013 and 2012, respectively. We began production of certain conventional grades on the new paper machine in December 2012, and produced and commercialized premium products in 2013.

In May 2013, we announced that our Board of Directors had approved the sale of our specialty paper business. In 2014, we sold the assets held for sale associated with Brainerd and realized proceeds on the sale of $7.0 million. The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013, generating proceeds of approximately $105.1 million after settlement of transaction-related liabilities, transaction costs, and taxes.

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

We believe that the available credit under our credit agreements and cash provided by operations will be sufficient to meet our cash flow needs for debt maturities, capital, working capital, and investing activities in 2015.

DEBT AND EQUITY

(all dollar amounts in thousands)	2014	2013	2012

Long-term debt	$170,868	$150,000	$196,200
Total capitalization	298,380	318,142	401,701
Long-term debt/capitalization ratio	57%	47%	49%

At December 31, 2014, total debt was $170.9 million (gross debt of $174.1 million less unamortized discount of $3.2 million), an increase of $20.9 million from the $150.0 million reported at December 31, 2013. The increase is due to the July 30, 2014 debt refinancing as discussed in "Note 5 – Debt" to the Consolidated Financial Statements. At December 31, 2012, total debt was $196.2 million. During the first half of 2013, total debt increased to $217.0 million. We used $67.0 million of cash proceeds from the sale of our specialty paper business, which totaled $105.1 million, to pay down outstanding debt.

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility. Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring June 2015, and entered into a $50 million secured revolving credit facility which provides for borrowings up to $50 million based on certain borrowing base requirements. In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity in July 2020. The secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments. Both agreements are secured by substantially all of the assets of the Company. At December 31, 2014, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%. The interest rate at December 31, 2014 was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At December 31, 2014, the applicable margin for LIBOR-based borrowings is 1.75% and, for base rate borrowings is 0.75%. The revolving credit facility is subject to an unused line fee that ranges from 25 to 37.5 basis points.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company's borrowing base determined by the amount of accounts receivable and inventory. At December 31, 2014, there were no amounts outstanding under the revolving credit agreement and the Company had a borrowing base of unused availability of $36.5 million.

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

At December 31, 2014, payments due within the next year on our secured term loan facility have been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving-credit agreement.

We do not have material market risk associated with derivative instruments.

In February 2008, our Board of Directors authorized the repurchase of 2,500,000 shares of Wausau Paper common stock. There were no repurchases of common stock during 2014, 2013, or 2012. Repurchases may be made from time to time in the open market or through privately negotiated transactions. At December 31, 2014, there were 2,009,774 shares available for purchase under the existing authorization.

In 2014, 2013 and 2012, the Board of Directors declared cash dividends of $0.12 per share of common stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual obligations and payments due by period subsequent to December 31, 2014:

		Payments Due by Period
(all dollar amounts in thousands)	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt	$174,125	$1,750	$1,750	$1,750	$1,750	$1,750	$165,375
Interest on debt	61,464	11,432	11,348	11,201	11,086	10,970	5,427
Operating leases	5,917	2,258	1,926	1,733	–	–	–
Capital spending commitments	1,453	1,453	–	–	–	–	–
Retirement plan contributions	10,848	10,848	–	–	–	–	–
Post-retirement benefit plan	2,583	2,583	–	–	–	–	–
Purchase obligations	238,189	86,181	74,877	67,275	3,478	2,923	3,455

	$494,579	$116,505	$89,901	$81,959	$16,314	$15,643	$174,257

As discussed in "Note 8 – Income Taxes" in the Notes to Consolidated Financial Statements, under the provisions of FASB ASC Subtopic 740-10, at December 31, 2014, we had a liability for unrecognized tax benefits, including related interest and penalties, totaling $1.3 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Interest on debt is variable; future interest payments have been calculated utilizing the December 31, 2014 interest rate of 6.5%. For additional information on debt and interest obligations, please refer to "Note 5 – Debt" in the Notes to Consolidated Financial Statements. For additional information on operating leases, please refer to "Note 6 – Lease Commitments" in the Notes to Consolidated Financial Statements. Commitments for capital spending and additional information with respect to the purchase obligations are described in "Note 10 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements. We also have various employee benefit plan obligations that are described in "Note 7 – Pension and Other Post-retirement Benefit Plans."

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We do not have a material market risk associated with derivative instruments. We generally conduct U.S. dollar-denominated international transactions, and our currency fluctuation risk for transactions denominated in foreign currency is not material. On July 30, 2014, we entered into a $175.0 million secured term loan facility. At December 31, 2014, the estimated fair value of this fixed-rate debt was $187 million.

The potential loss in fair value on such variable-rate debt obligations from a hypothetical 10% increase in market interest rates is estimated to be $1.2 million, and would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding variable-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or stockholders' equity.

 Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on internal control over financial reporting. This report appears on page 23.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the internal control over financial reporting of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the accompanying consolidated balance sheets of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wausau Paper Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 2, 2015

Wausau Paper Corp. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(all dollar amounts in thousands)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$2,675	$19,594
Receivables, net	23,198	29,106
Refundable income taxes	1,487	1,927
Inventories	31,824	35,718
Spare parts	11,729	10,607
Other current assets	1,576	2,243
Assets of discontinued operations	1,050	8,587

Total current assets	73,539	107,782
Property, plant, and equipment – net	289,840	298,964
Deferred income taxes	43,386	20,470
Other assets	57,097	54,347

Total Assets	$463,862	$481,563

LIABILITIES
Current liabilities:
Accounts payable	$22,740	$29,900
Deferred income taxes	11,844	10,118
Accrued and other liabilities	35,556	31,965
Liabilities of discontinued operations	2,791	1,894

Total current liabilities	72,931	73,877
Long-term debt	170,868	150,000
Post-retirement benefits	21,647	30,247
Pension	55,075	38,838
Other noncurrent liabilities	15,829	19,470
Noncurrent liabilities of discontinued operations	–	989

Total liabilities	336,350	313,421

Commitments and contingencies	–	–
STOCKHOLDERS' EQUITY
Preferred stock, no par value (500,000 shares authorized; no shares issued)	–	–
Common stock, no par value (100,000,000 shares authorized; 60,122,812 shares issued in 2014 and 2013)	172,311	178,342
Retained earnings	126,767	151,485
Accumulated other comprehensive loss	(43,975)	(27,220)
Treasury stock, at cost (10,121,717 and 10,667,058 shares in 2014 and 2013, respectively)	(127,591)	(134,465)

Total stockholders' equity	127,512	168,142

Total Liabilities and Stockholders' Equity	$463,862	$481,563

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
(all amounts in thousands, except per share data)	2014	2013	2012

Net sales	$352,024	$348,584	$344,182
Cost of sales	300,705	298,982	280,442

Gross profit	51,319	49,602	63,740
Selling and administrative	54,081	52,186	62,603

Operating (loss) profit	(2,762)	(2,584)	1,137
Other income (expense):
Interest expense	(10,679)	(8,802)	(3,330)
Loss on early extinguishment of debt	(14,350)	–	–
Other, net	(27)	(4)	(51)

Loss from continuing operations before income taxes	(27,818)	(11,390)	(2,244)
(Credit) provision for income taxes	(10,284)	16,793	(682)

Loss from continuing operations	(17,534)	(28,183)	(1,562)
(Loss) earnings from discontinued operations, net of taxes	(978)	(69,082)	2,238

Net (loss) earnings	$(18,512)	$(97,265)	$676

Net (loss) earnings per share – basic and diluted:
Continuing operations	$(0.35)	$(0.57)	$(0.03)
Discontinued operations	(0.02)	(1.40)	0.05

Net (loss) earnings	$(0.37)	$(1.97)	$0.01

Weighted average shares outstanding – basic	50,173	49,411	49,312

Weighted average shares outstanding – diluted	50,173	49,411	49,312

Dividends declared per common share	$0.12	$0.12	$0.12

Other comprehensive (loss) income:
Retirement and other post-retirement plans, net of tax	$(16,755)	$63,876	$12,981

Other comprehensive (loss) income	(16,755)	63,876	12,981

Comprehensive (loss) income	$(35,267)	$(33,389)	$13,657

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(all dollar amounts in thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(18,512)	$(97,265)	$676
Provision for depreciation, depletion, and amortization	41,252	82,048	47,642
Credit for losses on accounts receivable	(69)	(100)	(165)
Loss on early extinguishment of debt	14,350	–	–
Gain on sale of business	–	–	(12,515)
(Gain) loss on sale of assets	(214)	882	(960)
Impairment of long-lived assets	211	64,548	2,075
Non-cash inventory, spare parts and other writedowns	–	6,653	–
Compensation expense for stock-based awards	2,396	1,773	2,021
Deferred income taxes	(10,684)	(25,373)	(2,077)
Changes in operating assets and liabilities:
Receivables	8,115	(972)	21,726
Inventories	4,043	(2,393)	18,235
Other assets	(21,536)	(22,793)	(20,568)
Accounts payable and other	(24,876)	(9,469)	(11,153)
Accrued and refundable income taxes	(544)	806	(9,009)

Net cash (used in) provided by operating activities	(6,068)	(1,655)	35,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,449)	(37,466)	(149,424)
Grants received for capital expenditures	–	–	236
Proceeds from sale of business	–	105,067	20,817
Proceeds from sale of assets	7,111	1,243	7,194

Net cash (used in) provided by investing activities	(9,338)	68,844	(121,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) issuances of commercial paper	–	(40,700)	32,050
Borrowings under credit agreements	171,500	65,000	8,500
Payments under credit agreements	(150,875)	(70,500)	(3,000)
Issuances of notes payable	–	–	50,000
Payments of debt issuance costs	(3,773)	–	–
Payments of industrial development bond agreement	–	–	(19,000)
Payment of premium on early extinguishment of debt	(13,833)	–	–
Dividends paid	(5,982)	(5,929)	(5,918)
Proceeds from stock option exercises	1,450	490	–

Net cash (used in) provided by financing activities	(1,513)	(51,639)	62,632

Net (decrease) increase in cash and cash equivalents	(16,919)	15,550	(22,617)
Cash and cash equivalents at beginning of year	19,594	4,044	26,661

Cash and cash equivalents at end of year	$2,675	$19,594	$4,044

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid – net of amount capitalized	$10,675	$7,606	$2,012
Income taxes paid	$51	$224	$3,145

Noncash investing activities: For the years ended December 31, 2014, 2013, and 2012, capital expenditures included in accounts payable were $3.7 million, $7.1 million, and $4.7 million, respectively. There were capital grants receivable of $1.0 million for the year ended December 31, 2013.

See accompanying Notes to Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(all dollar amounts in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balances December 31, 2011	$178,315	$260,016	$(104,077)	$(138,010)	$196,244
Net earnings		676			676
Retirement and other post-retirement plans (Net of $7,975 deferred tax)			12,981		12,981
Cash dividends declared		(5,960)			(5,960)
Settlement of performance unit grant	(2,331)			1,870	(461)
Stock-based award compensation	2,021				2,021

Balances December 31, 2012	178,005	254,732	(91,096)	(136,140)	205,501
Net loss		(97,265)			(97,265)
Retirement and other post-retirement plans (Net of $38,603 deferred tax)			63,876		63,876
Cash dividends declared		(5,982)			(5,982)
Stock options exercised	(203)			693	490
Settlement of performance unit grant	(1,233)			982	(251)
Stock-based award compensation	1,773				1,773

Balances December 31, 2013	178,342	151,485	(27,220)	(134,465)	168,142
Net loss		(18,512)			(18,512)
Retirement and other post-retirement plans (Net of $(10,052) deferred tax)			(16,755)		(16,755)
Cash dividends declared		(6,206)			(6,206)
Stock options exercised	(403)			1,853	1,450
Settlement of performance unit grant	(8,024)			5,021	(3,003)
Stock-based award compensation	2,396				2,396

Balances December 31, 2014	$172,311	$126,767	$(43,975)	$(127,591)	$127,512

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

The results of operations of our specialty paper and printing and writing business are reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The corresponding assets and liabilities of the discontinued operations in the Consolidated Balance Sheets have been reclassified in accordance with authoritative literature on discontinued operations. Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operation. See Note 2 for further information regarding discontinued operations.

USE OF ESTIMATES

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS

We define cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates market. There were approximately $2.6 million and $18.3 million of cash and cash equivalents on deposit with one bank at December 31, 2014 and 2013, respectively.

INVENTORIES

Finished paper products and raw materials are valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. As of December 31, 2014 and December 31, 2013, 97%, and 96% of inventory, respectively, was valued on a LIFO basis. Liquidations in individual LIFO inventory pools, excluding the impact of discontinued operations, decreased cost of sales by less than $0.1 million for the years ended December 31, 2014 and 2013.

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

Excluding discontinued operations, interest capitalized on long-term projects in 2014, 2013, and 2012 totaled $0.3 million, $0.4 million, and $4.8 million, respectively.

We assess the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally based on a discounted cash flow analysis. Included in discontinued operations in 2014, 2013, and 2012, we recorded impairment losses of $0.2 million, $64.5 million, and $2.1 million, respectively. See Note 2 for a further discussion on impairment losses.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

For all periods presented, the accumulated other comprehensive loss is comprised of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement plans and other post-retirement benefit plans, net of tax of $27.6 million, $17.6 million, and $56.2 million at December 31, 2014, 2013, and 2012, respectively.

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

In certain circumstances, we will enter into agreements to sell dispenser systems to our customers at a reduced cost. These agreements contain specific provisions, among which the customer must maintain the dispenser system and utilize our products in the dispenser over the term of the agreement. We evaluate the recoverability of the carrying amount of the dispenser systems whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We use judgment to determine when an impairment test is necessary. No impairment losses related to dispenser systems were recorded in 2014, 2013, or 2012. The net costs associated with providing the dispenser system at a discount are recorded in other assets on our Consolidated Balance Sheets, and are amortized as a reduction of net sales over the term of the agreement. There were approximately $47.4 million and $47.2 million recorded in other assets for dispenser systems at December 31, 2014 and 2013, respectively. In the years ended December 31, 2014, 2013, and 2012, deferred costs related to dispenser systems were approximately $18.6 million, $20.7 million, and $19.1 million, respectively. In the years ended December 31, 2014, 2013, and 2012, amortization of deferred costs related to dispenser systems was approximately $18.4 million, $18.0 million, and $17.2 million, respectively.

STOCK-BASED COMPENSATION PLANS

The provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 718-10, "Compensation – Stock Compensation", require that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement. See Note 9 for a further discussion on stock-based compensation plans.

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

Due to the net loss from continuing operations for the years ended December 31, 2014, 2013, and 2012, all stock-based grants were considered to be antidilutive.

Basic and diluted net (loss) earnings per share are reconciled as follows:

(all amounts in thousands, except per share data)	2014	2013	2012

Basic weighted average common shares outstanding	50,173	49,411	49,312
Dilutive securities:
Stock compensation plans	–	–	–

Diluted weighted average common shares outstanding	50,173	49,411	49,312

Loss from continuing operations, net of tax	$(17,534)	$(28,183)	$(1,562)
(Loss) earnings from discontinued operations, net of tax	(978)	(69,082)	2,238

Net (loss) earnings	$(18,512)	$(97,265)	$676

Net loss from continuing operations, per share – basic and diluted	$(0.35)	$(0.57)	$(0.03)
Net (loss) earnings from discontinued operations, per share – basic and diluted	(0.02)	(1.40)	0.05

Net (loss) earnings per share – basic and diluted	$(0.37)	$(1.97)	$0.01

DERIVATIVES

At December 31, 2014 and 2013, there were no derivative instruments outstanding.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Expenditures for product development, excluding discontinued operations, were $0.7 million, $1.4 million, and $0.8 million in 2014, 2013, and 2012, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This guidance requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The guidance was applied prospectively beginning January 1, 2014. The adoption of ASU No. 2013-11 did not have an impact on our results of operations or financial position.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Service Code ("IRC") and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and affect all taxpayers that acquire, produce, or improve tangible property. The adoption of these regulations did not have a material impact on our Consolidated Financial Statements.

On April 10, 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This guidance changes the definition of a discontinued operation to a strategic shift that has or will have a major impact on an entity's operations or financial results. Additionally, there are new disclosure requirements to enhance transparency for reporting purposes. ASU 2014-08 is to be applied prospectively to all disposals that occur in annual periods beginning on or after December 15, 2014. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers. The core principle of this model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU No. 2014-09 is effective with annual periods beginning after December 15, 2016, with early adoption not permitted. The guidance allows companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

On June 19, 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." For share-based payments with a performance target that could be achieved after the requisite vesting period, the guidance requires the target be treated as a performance condition under FASB ASC Topic 718, "Compensation – Stock Compensation," and, as a result, should not be included in the estimation of the grant-date fair value of the award. Instead, ASU No. 2014-12 requires companies to recognize compensation expense for the award when it becomes probable that the performance target will be achieved. ASU No. 2014-12 is effective for annual periods beginning after December 15, 2015, and may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern." This standard provides guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

NOTE 2 DISCONTINUED OPERATIONS AND OTHER

We determined that as of June 30, 2013, the sale of the specialty paper business and the closure of the Brainerd mill, and as of March 31, 2012, the closure of the Brokaw mill, met the criteria for discontinued operations presentation as established ASC Subtopic 205-20, "Discontinued Operations". The results of operations of the specialty paper business, Brainerd, and Brokaw mills have been reported as discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation. The statements of cash flows for the years ended December 31, 2014, 2013, and 2012 have not been adjusted to separately disclose cash flows related to discontinued operations.

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

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed on June 26, 2013, resulting in net cash proceeds, subject to certain post-closing adjustments, of approximately $105.1 million after settlement of transaction-related liabilities, transaction costs, and taxes. The sale generated a pre-tax impairment charge of $64.5 million. Included in the impairment charge is a net pre-tax credit of approximately $5.9 million related to pension and other postretirement plan settlements, curtailments, and special termination benefits resulting from modifications made to the plans in connection with the transaction. Additional pre-tax charges recorded for the years ended December 31, 2014 and 2013 related to the sale of the specialty paper business were severance and benefit continuation costs of $0.2 million and $2.0 million, respectively, and other associated costs of $1.2 million and $5.2 million, respectively.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur. At December 31, 2014, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

In February 2013, we announced the planned closure of our Brainerd paper mill and the facility permanently closed on March 29, 2013. Pre-tax charges related to other associated closure costs recorded for the year ended December 31, 2014 were $0.7 million. These amounts include $0.2 million to writedown the value of assets held for sale. Related pre-tax charges recorded for the year ended December 31, 2013 were accelerated depreciation on long lived assets of $35.7 million; inventory and spare parts write downs of $6.7 million; severance and benefit continuation costs of $1.4 million; and other associated costs of $2.6 million. The sale of Brainerd mill inventory, not included within the sale of the specialty paper business, caused liquidation in individual LIFO inventory pools during the years ended December 31, 2014 and December 31, 2013, resulting in pre-tax income of approximately $0.2 million and $1.7 million, respectively.

During 2014, we sold the assets held for sale associated with the Brainerd paper mill and realized proceeds on the sale of $7.0 million for the year ended December 31, 2014. There was a gain of $0.5 million recognized in the year ended December 31, 2014, on the disposal of the Brainerd asset group.

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

At December 31, 2014, there was $1.1 million in assets of discontinued operations, comprised primarily of deferred tax assets and land held for sale. Also at December 31, 2014, there were $2.8 million in current liabilities primarily related to contract termination costs and are classified as discontinued operations in the Consolidated Balance Sheets. At December 31, 2013, there was $8.6 million in current assets of discontinued operations, comprised primarily of $6.7 million related to assets held for sale of Brainerd. Also at December 31, 2013, there were $1.9 million in current liabilities and $1.0 million in other noncurrent liabilities that are primarily related to contract termination costs and were classified as discontinued operations in the Consolidated Balance Sheets.

The following table summarizes certain Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

(all amounts in thousands, except per share data)	2014	2013	2012

Net sales	$428	$211,250	$524,078

(Loss) earnings from discontinued operations before income taxes	$(2,033)	$(111,719)	$1,910
Credit for income taxes	(1,055)	(42,637)	(328)

(Loss) earnings from discontinued operations, net of taxes	$(978)	$(69,082)	$2,238

Net (loss) earnings per share – basic and diluted	$(0.02)	$(1.40)	$0.05

We executed restructuring activities related to our discontinued operations, and have recognized net pre-tax charges of $2.1 million, $118.1 million, and $6.7 million related to discontinued operations, including the impairment charges discussed above for the years ended December 31, 2014, 2013 and 2012, respectively. These charges, which are detailed in the following table, are recorded in (loss) earnings from discontinued operations in the Consolidated Statements of Comprehensive Income (Loss).

(all dollar amounts in thousands)	2014	2013	2012

Impairment of long-lived assets	$211	$64,548	$2,075
Accelerated depreciation on long-lived assets	–	35,716	–
Inventory and spare parts write-downs	–	6,712	985
Severance and benefit continuation costs	208	3,392	1,819
Other associated costs, net	1,703	7,751	1,771

Total	$2,122	$118,119	$6,650

No additional significant pre-tax closure charges related to discontinued operations are expected to be incurred in 2015. Following is a summary of the liabilities for discontinued operations through December 31, 2014:

(all dollar amounts in thousands)	December 31, 2013	Reserve Provisions	Payments/ Usage	December 31, 2014

Severance and benefit continuation	$434	$201	$(635)	$–
Contract termination	2,901	123	(665)	2,359
Other	33	1,482	(1,475)	40

Total	$3,368	$1,806	$(2,775)	$2,399

(all dollar amounts in thousands)	December 31, 2012	Reserve Provisions	Payments/ Usage	December 31, 2013

Severance and benefit continuation	$26	$3,393	$(2,985)	$434
Contract termination	–	3,717	(816)	2,901
Other	22	5,359	(5,348)	33

Total	$48	$12,469	$(9,149)	$3,368

During the year ended December 31, 2013, we recorded a pre-tax credit of $3.3 million, $0.2 million of which related to refunds of previous payments, related to a previously terminated contract for our previously closed Groveton, New Hampshire mill compared to pre-tax charges of $3.3 million in the year ended December 31, 2012. These charges are included in selling and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2014, we recorded expense of approximately $0.7 million and made payments of $0.7 million related to this contract compared to expenses of $0.7 million and payments of $1.2 million during the year ended December 31, 2013. During the year ended December 31, 2012, we recorded expense of approximately $0.6 million and payments of $2.0 million. We will continue to make payments related to the contract over the original contractual term which expires in 2019. At December 31, 2014, $1.8 million and $6.8 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton mill. At December 31, 2013, $0.8 million and $7.8 million are included in current liabilities and noncurrent liabilities, respectively, consisting of contract termination costs associated with the Groveton mill.

NOTE 3 ACCUMULATED OTHER COMPREHENSIVE LOSS

For all periods presented in the consolidated financial statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans. During the years ended December 31, 2014 and 2013, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	(16,755)

Balance at December 31, 2014	$(43,975)

Balance at December 31, 2012	$(91,096)
Amounts reclassified from other comprehensive loss	63,876

Balance at December 31, 2013	$(27,220)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the years ended December 31, 2014 and 2013:

(all dollar amounts in thousands)	December 31, 2014	December 31, 2013	Affected Line Item in the Consolidated Statements of Comprehensive Loss

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$2,842	$13,110	(a)
Amortization of actuarial (losses) gains, net	(29,649)	68,055	(a)
Curtailments	–	21,314	(a)

Reclassification before tax	(26,807)	102,479
Tax provision (credit)	10,052	(38,603)

Reclassifications for the period, net of tax	$(16,755)	$63,876

(a)
These accumulated other comprehensive income components are included in the computation of net periodic benefit costs. See Note 7 regarding pension and other post-retirement net periodic benefit costs.

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION

As discussed in Note 2, the corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations when the respective component met the criteria for discontinued operations presentation and prior periods were not restated. As such, the balance sheet amounts below exclude all discontinued operations for December 31, 2014 and 2013.

(all dollar amounts in thousands)	2014	2013

Receivables
Trade	$22,934	$28,549
Other	364	708

	23,298	29,257
Less: allowances for doubtful accounts	(100)	(151)

	$23,198	$29,106

Inventories
Raw materials	$17,969	$25,714
Work in process and finished goods	20,074	17,087
Supplies	2,189	1,992

Inventories at cost	40,232	44,793
LIFO reserve	(8,408)	(9,075)

	$31,824	$35,718

Property, plant, and equipment
Buildings	$82,021	$82,610
Machinery and equipment	459,170	447,396

	541,191	530,006
Less: accumulated depreciation	(256,173)	(239,983)

Net depreciated value	285,018	290,023
Land	1,697	1,734
Construction in progress	3,125	7,207

	$289,840	$298,964

Accrued and other liabilities
Payroll	$3,415	$4,307
Vacation pay	4,505	4,624
Compensation plans	88	485
Employee retirement plans	14,492	8,765
Rebates	4,480	4,671
Accrued income taxes	419	965
Other	8,157	8,148

	$35,556	$31,965

NOTE 5 DEBT

A summary of long-term debt as of December 31 is as follows:

(all dollar amounts in thousands)	2014	2013

Secured term loan facility	$174,125	$–
Less unamortized discount	(3,257)	–

	170,868	–
Unsecured private placement notes	–	150,000

Total long-term debt	$170,868	$150,000

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility. Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring June 2015, and entered into a $50 million secured revolving credit facility which provides for borrowings up to $50 million based on certain borrowing base requirements. In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. The secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments. Both agreements are secured by substantially all of the assets of the Company. At December 31, 2014, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%. The interest rate at December 31, 2014 was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At December 31, 2014, the applicable margin for LIBOR-based borrowings is 1.75% and, for base rate borrowings is 0.75%. The revolving credit facility is subject to an unused line fee that ranges from 25 to 37.5 basis points.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company's borrowing base determined by the amount of accounts receivable and inventory. At December 31, 2014, there were no amounts outstanding under the revolving credit agreement and the Company had a borrowing base and unused availability of $36.5 million.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance. The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities. At December 31, 2014, the estimated fair value of long-term debt is approximately $187 million which compares to the carrying value of $174 million.

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

At December 31, 2014, payments due within the next year on our secured term loan facility have been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving-credit agreement.

The aggregate annual maturities of long-term debt are as follows:

(all dollar amounts in thousands)	Annual maturities

2015	$1,750
2016	1,750
2017	1,750
2018	1,750
2019	1,750
Thereafter	165,375

NOTE 6 LEASE COMMITMENTS

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2014:

(all dollar amounts in thousands)	Operating Leases

2015	$2,258
2016	1,926
2017	1,733
2018	–
2019	–
Thereafter	–

Total minimum payments	$5,917

Rental expense for all operating leases was as follows:

(all dollar amounts in thousands)	2014	2013	2012

Rent expense	$3,418	$2,921	$1,993

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

A certain cash balance pension plan and certain defined benefit supplemental retirement plans have been amended to end annual credits based on compensation and close the plans to new participants.

We also provide certain defined benefit post-retirement health and life insurance plans that cover qualifying retirees. Benefits and eligibility for various employee groups vary by location and union agreements. The defined benefit post-retirement plans are unfunded.

On June 26, 2013, we finalized the sale of our specialty paper business and entered into an effects agreement with the unions representing the hourly employees affected by the sale. This agreement included the negotiation of certain pension and other-postretirement benefits for various employee groups. See Note 2 for additional information on the sale of the specialty paper business and facility closures.

The changes in benefit obligations and plan assets at December 31, 2014 and 2013, are presented in the following schedule.

	Retirement Benefits		Other Post-retirement Benefits
(all dollar amounts in thousands)	2014	2013	2014	2013

Change in benefit obligation:
Benefit obligation at beginning of year	$233,042	$265,664	$34,097	$96,291
Service cost	593	1,517	209	1,236
Interest cost	10,251	9,813	1,046	2,618
Amendments	–	–	(4,021)	(8,941)
Net actuarial loss (gain)	33,158	(27,636)	(4,501)	(16,406)
Participant contributions	–	–	1,545	2,837
Curtailments	–	–	–	(37,318)
Special termination benefits	–	4,721	–	–
Benefits paid	(15,885)	(21,037)	(4,146)	(6,220)

Benefit obligation at December 31	$261,159	$233,042	$24,229	$34,097

Change in plan assets:
Fair value at beginning of year	$185,114	$177,590	$–	$–
Actual return on plan assets	8,377	27,713	–	–
Company contributions	12,938	848	2,601	3,383
Participant contributions	–	–	1,545	2,837
Benefits paid	(15,885)	(21,037)	(4,146)	(6,220)

Fair value at December 31	$190,544	$185,114	$–	$–

Funded status at December 31	$(70,615)	$(47,928)	$(24,229)	$(34,097)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(10,870)	$(3,546)	$(2,582)	$(3,850)
Noncurrent liabilities	(59,745)	(44,382)	(21,647)	(30,247)

Amounts recognized at December 31	$(70,615)	$(47,928)	$(24,229)	$(34,097)

Amounts recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:

	Retirement Benefits		Other Post-retirement Benefits
(all dollar amounts in thousands)	2014	2013	2014	2013

Prior service cost (credit)	$997	$1,205	$(10,315)	$(8,748)
Net loss (gain)	59,246	38,361	(5,953)	(3,598)

Net amount recognized at December 31	$60,243	$39,566	$(16,268)	$(12,346)

The total accumulated benefit obligation for qualified and non-qualified defined benefit pension plans was $261.2 million and $233.0 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the total accumulated benefit obligation for pension plans exceeded the plan assets for all of the qualified defined benefit pension plans.

	Pension Benefits
	Target Allocations	Percentage of Plan Assets at Measurement Date
		2014	2013

Asset category
Equity securities	60%	60%	63%
Debt securities	40%	40%	37%

Total	100%	100%	100%

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

The plan's assets are recorded at estimated fair value utilizing level 2 inputs (see Note 12). Level 2 inputs are inputs other than quoted market prices that are observable for securities, either directly or indirectly. All of the plan's assets are in pooled separate accounts and are stated at estimated fair value based on quoted market prices of the underlying investments held by the pooled separate accounts. Following is a summary, by asset category, of the fair value level 2 inputs of our plan assets at December 31, 2014 and 2013:

	2014	2013

Asset category:
Domestic pooled separate accounts	$163,338	$155,821
Foreign pooled separate accounts	27,206	29,293

Total	$190,544	$185,114

As of December 31, 2014, each of our investments in pooled separate accounts is subject to immediate redemption and there are no significant restrictions on the ability to sell such investments. There are no circumstances in which an otherwise redeemable investment would not be redeemable. As of December 31, 2014, we had no unfunded commitments related to our pooled separate accounts.

Coincident with the third quarter 2014 refinancing of the Company's debt obligations, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the "PBGC") with respect to the Company's unfunded defined benefit pension obligations. Under the agreement, the Company has agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreement. The Company has also agreed to make defined benefit pension plan contributions, up to a $36 million cumulative total, during the period beginning 2014 and ending in 2018 in connection with the agreement. The first contribution under this agreement of $7.5 million was made in August 2014.

During 2015, we anticipate making contributions of $10.8 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements. Included in that defined benefit contribution amount is $8.5 million required by the settlement agreement with the Pension Benefit Guaranty Corporation. We also expect to contribute $2.6 million directly to other post-retirement plans.

Benefit payments expected to be paid in each of the next five years and in the aggregate for the five years thereafter are:

(all dollar amounts in thousands)	Retirement Benefit Payments	Other Post-retirement Benefit Payments

2015	$14,456	$2,583
2016	14,379	2,488
2017	15,759	2,176
2018	15,636	2,125
2019	15,729	1,958
2020-2024	75,367	7,101

Inclusive of discontinued operations, the components of net periodic benefit costs recognized in the Consolidated Statements of Comprehensive Income (Loss) are as follows:

	Retirement Benefits			Other Post-retirement Benefits
(all dollar amounts in thousands)	2014	2013	2012	2014	2013	2012

Components of net periodic benefit cost:
Service cost	$593	$1,517	$2,494	$209	$1,267	$2,030
Interest cost	10,251	9,813	10,807	1,046	2,618	4,157
Expected return on plan assets	(12,661)	(12,947)	(14,504)	–	–	–
Amortization of:
Prior service cost (benefit)	309	703	1,097	(1,488)	(1,905)	(3,078)
Actuarial loss (gain)	2,537	4,888	5,337	(760)	1,318	3,152
Curtailment losses (gains)	–	5,369	–	–	(16,004)	(634)
Special termination benefits	–	4,721	–	–	–	–
Settlements	1,516	3,011	14,835	–	–	–

Total net periodic benefit cost	$2,545	$17,075	$20,066	$(993)	$(12,706)	$5,627

Recognized in other comprehensive loss (before tax effect):
Net actuarial loss (gain)	$37,442	$(42,403)	$7,175	$(4,501)	$(16,434)	$(7,452)
Prior service credit	–	–	–	(4,021)	(8,941)	–
Amortization of:
Net actuarial (loss) gain	(4,052)	(7,900)	(20,173)	760	(1,318)	(2,411)
Prior service (cost) credit	(309)	(6,073)	(1,097)	1,488	1,904	2,971
Curtailments	–	–	–	–	(21,314)	–

Total recognized in other comprehensive loss	33,081	(56,376)	(14,095)	(6,274)	(46,103)	(6,892)

Total recognized in net periodic benefit cost and other comprehensive loss	$35,626	$(39,301)	$5,971	$(7,267)	$(58,809)	$(1,265)

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ending December 31, 2015, are expenses of $0.3 million and $3.6 million, respectively. The estimated prior service credit and net actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ending December 31, 2015, are a credit of $1.8 million and a credit of $0.4 million, respectively.

In 2014 and 2013, the settlements relate to benefits associated with a cash balance pension plan. Also in 2013, the curtailments and special termination benefits are a result of the sale of our specialty paper business. In 2012, the curtailments recognized relate to the closure of our Brokaw, Wisconsin mill. The Brokaw mill closed permanently in 2012. Also in 2012, the settlements relate to benefits associated with a cash balance pension plan and the payment of a supplemental retirement liability to certain retired or terminated participants. See Note 2 for additional information on the sale of the specialty paper business and facility closures.

The weighted average assumptions used in the calculation of the year-end obligation and net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2014	2013	2012	2014	2013	2012

Weighted-average assumptions used to determine benefit obligations at the selected measurement dates:
Discount rate	3.71%	4.58%	3.67%	3.50%	4.25%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	4.58%	3.67%	4.13%	4.25%	3.50%	4.25%
Expected return on plan assets	7.50%	7.50%	7.75%	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed	n/a	n/a	n/a	7.00% to 7.50%	7.75%	7.50%
Ultimate trend rate	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2022	2020	2018

The discount rates set forth above were estimated based on available discount yield curves for each of our pension and other post-retirement plans. The expected return on plan assets reflects our expectations of average rates of return on funds invested to provide benefits included in the projected benefit obligations. The expected return is based on various factors, including estimated inflation, fixed income and equity returns, historical returns, and asset allocation and investment strategy. Differences between actual and expected returns on pension plan assets are recorded as an actuarial gain or loss and are amortized over the average remaining service period of active plan participants.

Assumed health care cost trend rates significantly affect reported amounts for retiree medical benefits. For 2014, the effect of a one-percentage-point change in the assumed health care cost trend rate would have had the following effects:

	One percentage point
(all dollar amounts in thousands)	Increase	Decrease

Effect on the post-retirement benefit obligation	$927	$(819)
Effect on the sum of the service and interest cost components	77	(66)

We also sponsor defined contribution pension plans, several of which provide for company contributions based on a percentage of employee contributions. The cost of such plans, including discontinued operations, totaled $2.8 million, $2.8 million, and $5.3 million in 2014, 2013, and 2012, respectively. In addition, we also have defined contribution supplemental retirement agreements with certain present and past key officers. The cost of such agreements totaled less than $0.1 million, in 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the amounts accrued under the defined contribution supplemental retirement agreements were $0.2 million and $0.4 million and are included in current and other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.

We historically have had deferred-compensation agreements with certain present and past key officers, directors, and employees which allow participants to defer a portion of their compensation. The principal cost of such plans is being or has been accrued over the period of active employment to the full eligibility date. We continue to maintain deferred-compensation agreements with certain present and past directors. The annual cost of the deferred-compensation agreements was expense of $0.2 million, $0.7 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the amounts accrued under the deferred-compensation agreements were $0.9 million and $1.8 million, respectively, and are included in current and other noncurrent liabilities on the Consolidated Balance Sheets.

NOTE 8 INCOME TAXES

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The consolidated (credit) provision for income taxes from continuing operations is comprised of the following:

(all dollar amounts in thousands)	2014	2013	2012

Current tax (credit) expense:
Federal	$(378)	$(151)	$322
State	12	18	36

Total current	(366)	(133)	358

Deferred tax (credit) expense:
Federal	(9,514)	4,108	(894)
State	(404)	12,818	(146)

Total deferred	(9,918)	16,926	(1,040)

Total (credit) provision for income taxes	$(10,284)	$16,793	$(682)

A reconciliation between taxes computed at the federal statutory rate and our effective tax rate follows:

(all dollar amounts in thousands)	2014		2013		2012

Federal statutory tax rate	$(9,737)	35.0%	$(3,987)	35.0%	$(786)	35.0%
State taxes (net of federal tax benefits)	(338)	1.3	(431)	3.8	(135)	6.0
State taxes due to rate change	177	(0.6)	415	(3.6)	–	–
Valuation allowance	130	(0.5)	20,787	(182.5)	–	–
Change in uncertain tax positions	(506)	1.8	–	–	–	–
Other	(10)	–	9	(0.1)	239	(10.6)

Effective tax rate – continuing operations	$(10,284)	37.0%	$16,793	(147.4)%	$(682)	30.4%

At the end of 2014, the Company had federal and state net operating loss carryovers of $126.0 million and $231.3 million, respectively. At the end of 2014, the Company also had federal and state tax credit carryovers of $12.9 million and $10.8 million, respectively. These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2015 through 2037. Under the provisions of FASB ASC Subtopic 740-10, "Income Taxes", the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances.

The major temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

(all dollar amounts in thousands)	2014	2013

Deferred tax assets:
Accrued compensated absences	$1,493	$1,565
Pensions	21,574	14,964
Post-retirement benefits	9,263	12,817
Federal net operating loss carry forward	42,746	14,177
State net operating loss and credit carry forward	17,500	15,510
Cellulosic biofuel credit carry forward	12,830	12,830
Other	10,248	14,035

Gross deferred tax asset	115,654	85,898
Less valuation allowance	(20,456)	(20,885)

Net deferred tax assets	95,198	65,013

Deferred tax liabilities:
Property, plant, and equipment	(44,513)	(36,042)
Other	(19,143)	(18,619)

Gross deferred tax liability	(63,656)	(54,661)

Net deferred tax asset	$31,542	$10,352

The total deferred tax assets and (liabilities) as presented in the accompanying Consolidated Balance Sheets are as follows:

(all dollar amounts in thousands)	2014	2013

Net current deferred tax liabilities	$(11,844)	$(10,118)
Net noncurrent deferred tax assets	43,386	20,470

Net deferred tax asset	$31,542	$10,352

Tax valuation allowances totaled $20.5 million at the end of 2014. Of this amount, $8.1 million relates to the federal cellulosic biofuel credit carryover, and $12.4 million relates to state loss and credit carryovers, primarily in the state of Wisconsin. Deferred tax assets are regularly reviewed for recoverability, and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether a valuation allowance is required is based on an analysis of all positive and negative evidence, including future earnings, changes in operations, the expected timing of the reversals of existing temporary differences, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The following table summarizes the activity related to our liability for unrecognized tax benefits, all of which would impact our effective tax rate if recognized:

(all dollar amounts in thousands)	2014	2013	2012

Balance at January 1	$1,791	$1,049	$1,362
Increases related to tax positions in prior years	–	788	49
Settlements	(449)	–	–
Expiration of statute of limitations	(509)	(46)	(362)

Balance at December 31	$833	$1,791	$1,049

We record penalties and accrued interest related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). During 2014 and 2013 we accrued potential penalties and interest of less than $0.1 million related to unrecognized tax benefits. In addition, during 2014 and 2013, as a result of the expiration of the statute of limitations, we reduced the amount accrued for potential penalties and interest by less than $0.1 million. In total, as of December 31, 2014 and 2013, we have recorded liabilities for potential penalties and interest of approximately $0.5 million, which are included in the liabilities for unrecognized tax benefits. The liability for uncertain tax positions at December 31, 2014 was $1.3 million, with $0.4 million of the liability recorded as a current liability and

$0.9 million recorded as a noncurrent liability. At December 31, 2013, the liability for uncertain tax positions was $2.3 million, with $0.9 million of the liability recorded as a current liability and $1.4 million recorded as a noncurrent liability.

We are currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2011, and years thereafter. We also file income tax returns in numerous state jurisdictions with varying statutes of limitations. We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

NOTE 9 STOCK COMPENSATION PLANS

The provisions of FASB ASC Subtopic 718-10, "Compensation – Stock Compensation" require that certain share-based compensation awards be remeasured at their fair value at each interim reporting period until final settlement.

STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND PERFORMANCE UNITS

During the year ended December 31, 2014, awards were granted to grantees under the "2010 Stock Incentive Plan". Under the 2010 Plan, in addition to stock options, awards of restricted shares of common stock and restricted stock units, referred to as performance units, may be granted. We also maintain various other employee stock option plans under which options are outstanding. The plans provide for the determination of purchase price, time, and method of exercise. We are authorized to deliver up to 2.5 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of performance shares, performance units, and restricted stock under the various incentive plans. As of December 31, 2014, there were approximately 1.2 million shares available under the 2010 Stock Incentive Plan for future grant. We use treasury stock to deliver common stock shares under these plans.

For the years ended December 31, 2014 and 2013, we recognized approximately $2.4 million and $1.8 million, respectively, in share-based compensation expense which included fixed option grants and performance unit awards. The expense for the year ended December 31, 2014 includes approximately $1.4 million related to vesting provisions in the outstanding awards being triggered during 2014 by certain change in control provisions contained in the award agreements. We recognize compensation expense on grants of stock options and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award. As of December 31, 2014, there was no unrecognized compensation cost related to share-based compensation awards due to vesting provisions in the outstanding awards being triggered during 2014 by certain change in control provisions contained in the award agreements.

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

The following table summarizes the status of all outstanding stock options as of December 31, 2014, 2013, and 2012, and changes during those years:

	2014 Shares	2014 Weighted Average Exercise Price	2013 Shares	2013 Weighted Average Exercise Price	2012 Shares	2012 Weighted Average Exercise Price

Outstanding at January 1	1,443,580	$11.27	1,547,748	$11.28	1,828,636	$11.43
Granted	–	–	–	–	–	–
Exercised	(147,000)	9.87	(55,000)	8.90	–	–
Terminated/canceled	(274,580)	14.05	(49,168)	14.15	(280,888)	12.29

Outstanding at December 31	1,022,000	$10.73	1,443,580	$11.27	1,547,748	$11.28

Exercisable at December 31	1,022,000	$10.73	1,443,580	$11.27	1,542,748	$11.29

Fair value of options granted during the year		n/a		n/a		n/a

The preceding table includes performance-based options that vested in relation to achieving defined performance criteria. There were no performance-based options granted during 2014, 2013, or 2012.

The following table summarizes the status of outstanding performance-based stock options as of December 31, 2014, 2013, and 2012, and changes during those years:

	2014 Shares	2014 Weighted Average Exercise Price	2013 Shares	2013 Weighted Average Exercise Price	2012 Shares	2012 Weighted Average Exercise Price

Outstanding at January 1	30,000	$10.71	33,000	$10.71	42,000	$10.71
Exercised	(3,000)	10.71	(3,000)	10.71	–	–
Terminated/canceled	(6,000)	10.71	–	–	(9,000)	10.71

Outstanding at December 31	21,000	$10.71	30,000	$10.71	33,000	$10.71

Exercisable at December 31	21,000	$10.71	30,000	$10.71	33,000	$10.71

Additional information regarding all grants outstanding and exercisable at December 31, 2014, is as follows:

(all dollar amounts in thousands, except per share data)

Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price

$6.54 – $11.66	846,000	5.93	$9.97	846,000	$9.97
$12.36 – $18.50	176,000	9.58	14.39	176,000	14.39

Total	1,022,000			1,022,000

Aggregate intrinsic value	$1,259			$1,259

During the years ended December 31, 2014 and 2013, there were no stock options that vested. The total value of stock options vested during the year ended December 31, 2012 was $1.0 million.

RESTRICTED STOCK

There was no activity related to restricted stock during the years ended December 31, 2014, 2013, and 2012.

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

Compensation expense for TSR awards, which contain a market condition, is fixed at the date of the grant and recognized over the requisite service period based upon the value determined under the Monte Carlo simulation valuation model. Compensation expense for TSR awards will not be adjusted in future periods based upon the achievement of the TSR performance goal. The weighted average grant date fair value of the TSR awards granted during 2014 was $6.06, utilizing weighted average assumptions including a 0.75% risk-free interest rate and a 35.35% expected volatility rate.

The following table summarizes the activity relating to performance unit grants:

	2014	2013	2012

Outstanding at January 1 (number of units)	1,053,934	1,174,928	1,262,574
Granted	296,616	619,834	946,107
Terminated	(163,408)	(633,276)	(828,473)
Settled	(681,967)	(107,552)	(205,280)

Outstanding at December 31 (number of units)	505,175	1,053,934	1,174,928

The aggregate intrinsic value of performance units outstanding at December 31, 2014, was approximately $5.7 million. Total compensation expense recognized for performance units for the years ended December 31 totaled $2.4 million in 2014, $1.8 million in 2013, and $2.0 million in 2012.

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

The following table summarizes the activity relating to our stock appreciation rights plans:

	2014	2013	2012

Outstanding at January 1 (number of shares)	10,000	10,000	40,800
Exercised	–	–	(30,800)
Expired	(10,000)	–	–

Outstanding and exercisable at December 31 (number of shares)	–	10,000	10,000

Price of outstanding and exercisable rights:
$17.16	–	10,000	10,000

In the year ended December 31, 2012, $0.2 million was paid to a participant in settlement of outstanding stock appreciation rights.

DIVIDEND EQUIVALENTS

We maintain a Dividend Equivalent Plan. Upon termination of employment, or at the time of exercise of options granted in tandem with the dividend equivalents, participants are entitled to receive the cash value of the dividend equivalent grant. The cash value is determined by the sum of the value of cash dividends that would have been paid on the stock covered by the grant had it been actual stock and assuming all such hypothetical dividends had been reinvested in Wausau Paper stock. There were no outstanding dividend equivalents at December 31, 2014.

The following table summarizes the activity relating to our dividend equivalent plan:

	2014	2013	2012

Outstanding at January 1 (number of shares)	41,375	41,375	46,263
Expired	(41,375)	–	–
Settled	–	–	(4,888)

Outstanding and exercisable at December 31 (number of shares)	–	41,375	41,375

During the year ended December 31, 2012, less than $0.1 million was paid to participants in settlement of outstanding dividend equivalent awards.

Share-based compensation provisions or credits related to stock appreciation rights and dividend equivalents are determined based upon a remeasurement to their fair value at each reporting period in accordance with the provisions of

FASB ASC 718-10. The provision (credit) for stock appreciation rights and dividend equivalents is shown in the following table.

(all dollar amounts in thousands)	2014	2013	2012

Stock appreciation rights	$(17)	$7	$14
Dividend equivalents	(17)	78	14

Total	$(34)	$85	$28

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

It is our policy to accrue remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. Estimates of loss are developed based on currently available information including environmental studies performed by third-party experts and our past experience with these matters. Our accrued environmental liabilities, including all remediation and landfill care costs, totaled $1.5 million at December 31, 2014 and 2013. The provision for remediation and landfill costs was not significant for the years ended December 31, 2014, 2013, or 2012. We periodically review the status of all significant existing or potential environmental issues and adjust our accruals as necessary. The accruals do not reflect any possible future insurance recoveries. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties. As is the case with most manufacturing and many other entities, there can be no assurance that we will not be named as a potentially responsible party at additional previously or currently owned sites in the future or that the costs associated with such additional sites would not be material.

OTHER COMMITMENTS

As of December 31, 2014, we were committed to spend approximately $1.5 million, on capital projects, which were in various stages of completion.

We contract for the supply and delivery of natural gas at some of our facilities. Under some of these contracts, we are committed to the transportation of a fixed volume of natural gas from our natural gas transporters to our facilities. We are not required to buy or sell minimum gas volumes under the agreements but are required to pay a minimum transportation fee for the contracted period. We may also purchase, from time to time, natural gas contracts with fixed prices for a certain portion of our facility requirements. Energy related contracts expire at various times between 2015 and 2022. At December 31, 2014, our total energy related commitments are $37.4 million.

At December 31, 2014, we also have commitments for the purchase of certain raw materials from various suppliers in the amount of $176.5 million expiring between 2015 and 2017 and other purchase commitments of $24.3 million expiring between 2015 and 2017.

NOTE 11 PREFERRED SHARE PURCHASE RIGHTS PLAN

Prior to December 15, 2014, we maintained a rights plan with an expiration date of October 31, 2018. On December 15, 2014, the Board of Directors approved the redemption of the rights accompanying our common stock, which effectively terminated the plan. The redemption price of $0.01 per share will be paid as part of the $0.03 per share dividend on February 17, 2015, to shareholders of record as of February 2, 2015.

Under the rights plan one preferred share purchase right was allocated for each outstanding share of common stock. Each right entitled its holder to purchase 1 one-thousandth of a share of Series A Junior Participating Preferred Stock, at an

exercise price of $60 per 1 one-thousandth of a preferred share, subject to adjustment. The rights were exercisable only if a person or group (with certain exceptions) acquired beneficial ownership of 15% or more of the outstanding common stock (an "Acquiring Person"). Once exercisable, each holder of a right, other than the Acquiring Person, thereafter would have the right to receive common stock having a market value of two times the exercise price of the right. Upon the occurrence of certain events, each holder of a right, other than an Acquiring Person, would have the right to receive (in lieu of preferred shares) our common stock (or a successor company) with a market value of two times the exercise price of the right. Until exercisable, the rights would not have been issued or traded in separate form from the common stock.

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

A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We did not have any financial assets or liabilities measured on a recurring basis during the years ended December 31, 2014 or 2013. Assets and liabilities measured at fair value on a nonrecurring basis include long-lived assets. We have determined that the fair value measurements related to long-lived assets rely primarily on company specific inputs and our assumptions about the use of the assets, as observable inputs are not available. Therefore, we have determined these fair value measurements reside within level 3 of the fair value hierarchy. See Note 2 for a further discussion on fair value measurements related to long-lived assets.

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

LONG-TERM DEBT

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance. Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities. At December 31, 2014 and 2013, the estimated fair value of the long-term debt exceeded the carrying value by approximately $12.4 million and $8.3 million, respectively. These fair value estimates do not necessarily reflect the amounts we would realize in a current market exchange.

NOTE 13 SEGMENT DATA

FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS

We have evaluated our disclosures of our business segments in accordance with FASB ASC Subtopic 280-10, "Segment Reporting", and as a result we have classified our operations into one reportable segment.

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

Excluding discontinued operations, during 2014, one customer accounted for approximately 14% of our consolidated net sales.

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

(all dollar amounts in thousands)	Depreciation, Depletion, and Amortization	Expenditures for Long-Lived Assets

2014
Tissue	$41,252	$16,449

2013
Tissue	$39,774	$35,767
Discontinued operations	42,274	1,699

	$82,048	$37,466

2012
Tissue	$30,572	$141,087
Discontinued operations	17,070	8,337

	$47,642	$149,424

COMPANY GEOGRAPHIC DATA

We have no long-lived assets outside the United States. Excluding discontinued operations, net sales to customers within the United States and other countries are as follows:

(all dollar amounts in thousands)	2014	2013	2012

United States	$317,154	$314,042	$305,216
Canada	32,252	31,636	35,492
All other foreign countries	2,618	2,906	3,474

	$352,024	$348,584	$344,182

Quarterly Financial Data (Unaudited)

(all dollar amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual

2014(1)
Net sales	$77,507	$89,214	$95,423	$89,880	$352,024
Gross profit	8,209	11,560	15,410	16,140	51,319
Operating profit (loss)	(4,658)	(3,498)	2,369	3,025	(2,762)
Net loss from continuing operations	(4,446)	(3,721)	(9,155)	(212)	(17,534)
Net loss from discontinued operations	(454)	(107)	(321)	(96)	(978)
Net loss	(4,900)	(3,828)	(9,476)	(308)	(18,512)
Net loss per share from continuing operations – basic and diluted	$(0.09)	$(0.07)	$(0.18)	$(0.00)	$(0.35)
Net loss per share from discontinued operations – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net loss per share – basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.00)	$(0.37)
2013(2)
Net sales	$78,194	$87,623	$91,663	$91,104	$348,584
Gross profit	11,276	9,813	13,373	15,140	49,602
Operating profit (loss)	(3,809)	(810)	(184)	2,219	(2,584)
Net loss from continuing operations	(3,732)	(14,595)	(2,034)	(7,822)	(28,183)
Net loss from discontinued operations	(25,873)	(40,231)	(818)	(2,160)	(69,082)
Net loss	(29,605)	(54,826)	(2,852)	(9,982)	(97,265)
Net loss per share from continuing operations – basic and diluted	$(0.08)	$(0.30)	$(0.04)	$(0.16)	$(0.57)
Net loss per share from discontinued operations – basic and diluted	$(0.52)	$(0.81)	$(0.02)	$(0.04)	$(1.40)
Net loss per share – basic and diluted	$(0.60)	$(1.11)	$(0.06)	$(0.20)	$(1.97)

Within continuing operations:

(1)
In 2014, the second quarter includes an after-tax expense of $0.9 million ($1.4 million pre-tax) or $0.02 per share related to change in control provisions, and an after-tax expense of $1.0 million ($1.6 million pre-tax) or $0.02 per share related to the severance benefit of the former Chief Executive Officer. The third quarter of 2014 includes after-tax loss of $9.0 million ($14.4 million pre-tax) or $0.18 per share related to early extinguishment of debt, and after-tax expense of $0.7 million ($1.2 million pre-tax) or $0.01 per share related to proxy settlement charges. The fourth quarter of 2014 includes an after-tax expense of $1.0 million ($1.5 million pre-tax) or $0.02 per share related to defined benefit retirement plan settlement charges.

(2)
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

Within discontinued operations:

(1)
The first, third and fourth quarters of 2014 include an after-tax expense of $0.5 million ($0.8 million pre-tax) or $0.01 per share, an after-tax expense of $0.7 million ($1.1 million pre-tax) or $0.01 per share, and an after-tax expense of $0.1 million ($0.2 million pre-tax) or $0.00 per share, respectively, related to closure costs of the Brainerd mill and sale of the specialty paper business.

(2)
The first, second, third and fourth quarters of 2013 include an after-tax expense of $28.0 million ($44.3 million pre-tax) or $0.57 per share, an after-tax expense of $43.3 million ($68.7 million pre-tax) or $0.88 per share, an after-tax expense of $1.2 million ($1.8 million pre-tax) or $0.02 per share, and an after-tax expense of $2.1 million ($3.3 million pre-tax) or $0.04 per share, respectively, related to closure costs of the Brainerd mill and sale of the specialty paper business.

Market Prices For Common Shares (Unaudited)

	2014			2013			2012

Quarter	Price High	Price Low	Cash Dividends Paid Per Share	Price High	Price Low	Cash Dividends Paid Per Share	Price High	Price Low	Cash Dividends Paid Per Share

1st	$14.04	$12.08	$0.03	$11.09	$8.69	$0.03	$9.86	$8.16	$0.03
2nd	$12.99	$10.00	$0.03	$12.00	$9.57	$0.03	$9.81	$8.45	$0.03
3rd	$11.06	$7.91	$0.03	$13.01	$10.80	$0.03	$9.92	$7.48	$0.03
4th	$11.49	$7.76	$0.03	$13.78	$11.11	$0.03	$9.32	$7.46	$0.03

All prices represent the high and the low sales prices for the common stock as reported on the New York Stock Exchange. Dividends of $0.03 per share were paid in each quarter of 2014, 2013, and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wausau Paper Corp.
Mosinee, Wisconsin

We have audited the consolidated financial statements of Wausau Paper Corp. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company's internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated March 2, 2015; such consolidated financial statements and reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company included in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 2, 2015

Financial Statement Schedule II – Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts	Valuation Allowance for Deferred Tax Assets

Balance December 31, 2011	$953	$115
Charges to cost and expense	(165)	10
Deductions	(101)	(23)

Balance December 31, 2012	687	102
Charges to cost and expense	(58)	20,799
Deductions	(478)	(16)

Balance December 31, 2013	151	20,885
Charges to cost and expense	(40)	131
Deductions	(11)	(560)

Balance December 31, 2014	$100	$20,456

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, management, under the supervision, and with the participation, of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")) pursuant to Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based upon, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Item 8 of this report under "Management's Report on Internal Control Over Financial Reporting" on page 22 and "Report of Independent Registered Public Accounting Firm" on page 23. No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors is incorporated into this Form 10-K by this reference to the disclosure in our proxy statement relating to the 2015 annual meeting of shareholders (the "2015 Proxy Statement") under the subcaption "Election of Directors – Election Procedures, Nominees, and Board Recommendation."

Information relating to our executive officers is found in Part I of this Form 10-K.

Information required under Rule 405 of Regulation S-K is incorporated into this Form 10-K by this reference to the disclosure in the 2014 Proxy Statement under the subcaption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics for all directors, officers, and employees and a Code of Compliance and Reporting Requirements for Chief Executive Officer and Senior Financial Officers, which covers our Chief Executive Officer, Chief Financial Officer, and other principal financial employees. Each of these codes is available at "Investors – Corporate Governance" on our website (wausaupaper.com). Shareholders may also obtain a free copy by writing to the address set forth under the following subcaption. In the event we amend or waive any provision of the Code of Compliance and Reporting Requirements, we intend to disclose that amendment or waiver at the website address where the code may also be found.

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

Corporate Secretary Wausau Paper 100 Paper Place Mosinee, WI 54455-9099

AUDIT COMMITTEE

Our Board of Directors has appointed an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee satisfy the NYSE and SEC rules for independence applicable to audit committees of listed companies. Mr. Freels (Chairman), Ms. Dewey, and Mr. Kvocka serve on the Audit Committee.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Information relating to director compensation is incorporated into this Form 10-K by this reference to the disclosure in the 2015 Proxy Statement under the subcaption "Election of Directors – Director Compensation for 2014."

EXECUTIVE OFFICER COMPENSATION

Information relating to the compensation of executive officers is incorporated into this Form 10-K by this reference to the disclosure in the 2015 Proxy Statement under the caption "Executive Compensation."

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning (1) any person or group known to us to be the beneficial owner of more than 5% of our voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Stock Ownership" in the 2015 Proxy Statement.

The following table provides information with respect to compensation plans under which our common stock is authorized for future issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1)(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)

Equity compensation plans approved by security holders	1,527,175	$10.73	1,164,592
Equity compensation plans not approved by security holders	–	n/a	–

Total	1,527,175	$10.73	1,164,592

(1)
Shares indicated relate to common stock issuable upon exercise of options awarded under the 1991 Employee Stock Option Plan and upon exercise of options or the vesting of performance units awarded under the 2000 Stock Incentive Plan and the 2010 Stock Incentive Plan.

(2)
The exercise price calculation is based only on outstanding options to purchase 1,022,000 shares. Shares issuable pursuant to performance units have no exercise price.

BENEFICIAL OWNERSHIP

Information relating to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by this reference to the disclosure in the 2014 Proxy Statement beginning under the caption "Stock Ownership."

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions with our directors and officers and the independence of our directors is incorporated into this Form 10-K by this reference to the disclosure in the 2015 Proxy Statement under the subcaption "Corporate Governance – Review, Approval, or Ratification of Related Party Transactions" and "Corporate Governance – Director Independence."

Item 14. Principal Accounting Fees and Services

Information relating to the fees and services of our principal accountant is incorporated into this Form 10-K by this reference to the disclosure in the 2015 Proxy Statement under the subcaption "Report of the Audit Committee and Related Matters – Independent Auditor and Fees," and "Report of the Audit Committee and Related Matters – Audit Committee Pre-Approval Policies."

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this report

(1)
The following consolidated financial statements of Wausau Paper and the Reports of our Independent Registered Public Accounting Firm thereon are filed as part of this report:

(i)
Consolidated Balance Sheets as of December 31, 2014 and 2013

(ii)
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012

(iii)
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

(iv)
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012

(v)
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

(i)
Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012 (page 53)

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

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended May 12, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 2005) (Commission File No. 001-13923)
3.2	Restated Bylaws, as last amended January 19, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated January 19, 2012) (Commission File No. 001-13923)
4.1	$175,000,000 Term Loan Credit Agreement, dated as of July 30, 2014, among Wausau Paper Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 30, 2014) (Commission File No. 001-13923)
4.2	Term Loan Security and Pledge Agreement, dated as of July 30, 2014, among Wausau Paper Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 30, 2014) (Commission File No. 001-13923)
4.3	$50,000,000 ABL Credit Agreement, dated as of July 30, 2014, among Wausau Paper Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated July 30, 2014) (Commission File No. 001-13923)
4.4	ABL Security and Pledge Agreement, dated as of July 30, 2014, among Wausau Paper Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated July 30, 2014) (Commission File No. 001-13923)
4.5	First Amendment to Credit Agreement, dated September 15, 2014, to $50,000,000 ABL Credit Agreement dated as of July 30, 2014, among Wausau Paper Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 15, 2014) (Commission File No. 001-13923)
10.1	Supplemental Retirement Plan, as last amended effective December 17, 2010* (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (Commission File No. 001-13923) *
10.2	2008 Supplemental Retirement Plan dated June 12, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated June 12, 2008) (Commission File No. 001-13923)*
10.3	2009 Defined Contribution Supplemental Retirement Plan as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (Commission File No. 001-13923)*
10.4	1991 Employee Stock Option Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*

Exhibit Number	Description

10.5	1991 Dividend Equivalent Plan, as last amended May 4, 2007 (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*
10.6	Supplemental Retirement Benefit Plan dated January 16, 1992, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 001-13923)*
10.7	Directors' Deferred Compensation Plan, as last amended December 19, 2007 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923) *
10.8	Directors Retirement Benefit Policy, as amended and restated October 19, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 24, 2011) (Commission File No. 001-13923)*
10.9	Mosinee Paper Corporation Supplemental Retirement Benefit Agreement dated November 12, 1991, as last amended November 20, 2008 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 001-13923)*
10.10	2000 Stock Incentive Plan as last amended October 20, 2006 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006) (Commission File No. 001-13923) *
10.11	2010 Stock Incentive Plan, effective as of June 1, 2010 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed on December 22, 2010) (Commission File No. 333-171362)*
10.12	2005 Directors Deferred Compensation Plan as last amended December 19, 2007 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (Commission File No. 001-13923)*
10.13	Board of Directors Compensation Policy dated December 17, 2010 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.14	Standard Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.15	Standard Form of Performance Unit Grant Agreement (Retention) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2012) (Commission File No. 001-13923)*
10.16	Standard Form of Performance Unit Grant Agreement (Short-Term ROCE) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 15, 2012) (Commission File No. 001-13923)*
10.17	Standard Form of Performance Unit Grant Agreement (Long-Term Total Shareholder Return) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 15, 2012) (Commission File No. 001-13923)*
10.18	Standard Form of Non-Qualified Stock Option Agreement (Performance) (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.19	Standard Form of Non-Qualified Stock Option Agreement (Retention) (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.20	Standard Form of Performance Unit Grant Agreement (Directors) (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K dated December 17, 2010) (Commission File No. 001-13923)*
10.21	2012 (Retention/ROCE) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923)*
10.22	Long-Term (2012-2014 TSR) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 15, 2011) (Commission File No. 001-13923)*
10.23	Form of Change in Control Employment Agreement dated December 14, 2012 between Wausau Paper Corp. and certain executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 13, 2012) (Commission File No. 001-13923)*
10.24	2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 13, 2013) (Commission File No. 001-13923)*
10.25	Long-Term (2015) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 13, 2013) (Commission File No. 001-13923)*
10.26	Agreement among Wausau Paper Corp., Starboard Value LP and certain Starboard affiliates dated as of March 6, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 6, 2013) (Commission File No. 001-13923)
10.27	Asset Purchase Agreement dated May 18, 2013, among Specialty Papers Acquisition, LLC, Wausau Paper Mills, LLC, Wausau Paper Corp., and (solely with respect to Section 13.19) Specialty Papers Intermediate Holdings, Inc., and Specialty Paper Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated May 18, 2013) (Commission File No. 001-13923)

Exhibit Number	Description

10.28	First Amendment, dated June 26, 2013, to Asset Purchase Agreement dated May 18, 2013, among Specialty Papers Acquisition, LLC, Wausau Paper Mills, LLC, Wausau Paper Corp., and (solely with respect to Section 13.19) Specialty Papers Intermediate Holdings, Inc., and Specialty Paper Holdings, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 26, 2013) (Commission File No. 001-13923)
10.29	2014 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 3, 2014) (Commission File No. 001-13923)*
10.30	Long-Term (2016) Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 3, 2014) (Commission File No. 001-13923)*
10.31	2014 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated January 3, 2014) (Commission File No. 001-13923)*
10.32	Executive Retention Bonus Agreement dated April 24, 2014 between Wausau Paper Corp. and Sherri L. Lemmer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2014) (Commission File No. 001-13923)*
10.33	Grant of Performance Units Agreement dated April 24, 2014 between Wausau Paper Corp. and Michael C. Burandt (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated April 22, 2014) (Commission File No. 001-13923)*
10.34	Agreement among Wausau Paper Corp., Starboard Value LP and certain Starboard affiliates dated as of July 2, 2014 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated June 27, 2014) (Commission File No. 001-13923)
10.35	Settlement Agreement among Wausau Paper Corp., and the Pension Benefit Guaranty Corporation dated as of July 30, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 30, 2014) (Commission File No. 001-13923)
10.36	2015 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 5, 2015) (Commission File No. 001-13923)*
10.37	2015 Cash Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 5, 2015) (Commission File No. 001-13923)*
21.1	Subsidiaries of Wausau Paper Corp. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009) (Commission File No. 001-13923)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Extension Presentation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
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

WAUSAU PAPER CORP.
March 2, 2015	/s/ SHERRI L. LEMMER Sherri L. Lemmer Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 2, 2015

/s/ MICHAEL C. BURANDT Michael C. Burandt Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ G. WATTS HUMPHREY, JR. G. Watts Humphrey, Jr. Director	/s/ GARY W. FREELS Gary W. Freels Director
/s/ JOHN S. KVOCKA John S. Kvocka Director	/s/ LONDA J. DEWEY Londa J. Dewey Director
/s/ GAVIN T. MOLINELLI Gavin T. Molinelli Director	/s/ CHARLES E. HODGES Charles E. Hodges Director
/s/ GEORGE P. MURPHY George P. Murphy Director

Exhibit Index* to Form 10-K of Wausau Paper Corp.
for the Fiscal Year Ended December 31, 2014

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