Form 10-Q
period 2015-03-31
WAUSAU PAPER CORP.
filed 2015-05-07
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of common shares outstanding at April 30, 2015 was 50,069,966.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31,
(all amounts in thousands, except per share data)	2015	2014

Net sales	$84,181	$77,507
Cost of sales	71,300	69,298
Gross profit	12,881	8,209

Selling and administrative	9,358	12,867
Operating profit (loss)	3,523	(4,658)

Interest expense	(3,244)	(2,168)
Other income, net	1	23
Earnings (loss) from continuing operations before income taxes	280	(6,803)

Provision (credit) for income taxes	76	(2,357)
Earnings (loss) from continuing operations	204	(4,446)

Earnings (loss) from discontinued operations, net of taxes	238	(454)

Net earnings (loss)	$442	$(4,900)

Net earnings (loss) per share - basic and diluted:
Continuing operations	$0.00	$(0.09)
Discontinued operations	0.00	(0.01)
Net earnings (loss)	$0.01	$(0.10)

Weighted average shares outstanding — basic	50,401	49,664
Weighted average shares outstanding — diluted	50,438	49,664

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $175 and $116 for the three months ended March 31, 2015 and 2014, respectively	$292	$189
Other comprehensive income	292	189
Comprehensive income (loss)	$734	$(4,711)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2014
(all dollar amounts in thousands)	March 31, 2015 (unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$3,657	$2,675
Receivables, net	25,480	23,198
Refundable income taxes	1,215	1,487
Inventories	32,463	31,824
Spare parts	11,563	11,729
Other current assets	1,783	1,576
Assets of discontinued operations - current	1,006	1,050
Total current assets	77,167	73,539
Property, plant, and equipment, net	284,759	289,840
Deferred income taxes	43,320	43,386
Other assets	56,063	57,097

Total Assets	$461,309	$463,862

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$22,284	$22,740
Deferred income taxes	12,327	11,844
Accrued and other liabilities	29,852	35,556
Liabilities of discontinued operations - current	2,669	2,791
Total current liabilities	67,132	72,931
Long-term debt	179,076	170,868
Post-retirement benefits	21,388	21,647
Pension	52,032	55,075
Other noncurrent liabilities	13,268	15,829
Total liabilities	332,896	336,350
Stockholders’ equity	128,413	127,512

Total Liabilities and Stockholders’ Equity	$461,309	$463,862

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(all dollar amounts in thousands)	2015	2014

Net earnings (loss)	$442	$(4,900)
Provision for depreciation, depletion, and amortization	10,441	10,289
(Gain) loss on sale of assets	(797)	351
Deferred income taxes	373	(2,835)
Other non-cash items	932	704
Changes in operating assets and liabilities
Receivables	(2,300)	4,477
Inventories	(639)	(5,304)
Other assets	(4,139)	(5,256)
Accounts payable and other	(7,846)	(4,851)
Net cash used in operating activities	(3,533)	(7,325)

Cash flows from investing activities:
Capital expenditures	(2,900)	(6,834)
Proceeds from sale of assets	853	91

Net cash used in investing activities	(2,047)	(6,743)

Cash flows from financing activities:
Borrowings under credit agreements	8,500	—
Payments under credit agreements	(438)	—
Proceeds from stock option exercises	—	1,450
Dividends paid	(1,500)	(1,488)

Net cash provided by (used in) financing activities	6,562	(38)

Net increase (decrease) in cash and cash equivalents	982	(14,106)
Cash and cash equivalents, beginning of period	2,675	19,594

Cash and cash equivalents, end of period	$3,657	$5,488

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.                                 Basis of Presentation

The condensed consolidated financial statements include the results of Wausau Paper Corp. and our consolidated subsidiaries.  The accompanying condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are necessary for a fair statement of the results for the periods presented.  Results for the interim period are not necessarily indicative of future results.  In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Refer to the notes to consolidated financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2014, for our accounting policies and other disclosures, which are pertinent to these statements.

The results of operations of our former specialty paper business are reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented.  The corresponding assets and liabilities of the discontinued operations in the Condensed Consolidated Balance Sheets have been reclassified in accordance with authoritative literature on discontinued operations for all periods presented. Also, in accordance with the authoritative literature, we have elected to not separately disclose the cash flows related to the discontinued operations.  See Note 3 for further information regarding discontinued operations.

Note 2.                                 New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, ‘‘Revenue from Contracts with Customers.’’ This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers. The core principle of this model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU No. 2014-09 is effective with annual periods beginning after December 15, 2016, with early adoption not permitted. The guidance allows companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

On June 19, 2014, the FASB issued ASU No. 2014-12, ‘‘Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.’’ For share-based payments with a performance target that could be achieved after the requisite vesting period, the guidance requires the target be treated as a performance condition under FASB Accounting Standards Codification (“ASC”) Topic 718, ‘‘Compensation — Stock Compensation,’’ and, as a result, should not be included in the estimation of the grant-date fair value of the award. Instead, ASU No. 2014-12 requires companies to recognize compensation expense for the award when it becomes probable that the performance target will be achieved. ASU No. 2014-12 is effective for annual periods beginning after December 15, 2015, and may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, ‘‘Presentation of Financial Statements — Going Concern.’’ This standard provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

On January 9, 2015, the FASB issued ASU No. 2015-01, ‘‘Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.’’ This guidance eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. We have early adopted this guidance with no material impact on our Consolidated Financial Statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted and must be applied retrospectively. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

Note 3.                                 Discontinued Operations and Other

We determined that as of June 30, 2013, the sale of our former specialty paper business and the closure of the Brainerd, Minnesota paper mill, met the criteria for discontinued operations presentation as established in FASB ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mills have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations.  The Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed in June 2013. Pre-tax charges related to severance and benefits, contact termination, and other associated restructuring costs totaled $0.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, land assets related to the specialty paper business of less than $0.1 million, excluded from the June 2013 transaction, were sold. We recognized a pre-tax gain of $0.8 million and generated proceeds of $0.8 million on these transactions. There were no similar transactions for the three months ended March 31, 2014.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur.  At March 31, 2015, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

The Brainerd mill permanently closed in March 2013 and the sales of the related asset group were completed in August 2014. There were no restructuring related impacts in the three months ended March 31, 2015. Pre-tax charges recorded for the three months ended March 31, 2014, were $0.2 million related to severance and benefit continuation costs and other associated restructuring costs. The sale of Brainerd mill inventory, not included within the sale of the specialty paper business, caused liquidation in individual LIFO inventory pools during the quarter ended March 31, 2014, resulting in pre-tax income of approximately $0.2 million.

At March 31, 2015, there were $1.0 million in current assets of discontinued operations, comprised primarily of deferred tax assets. Also at March 31, 2015, there were $2.7 million in accrued and other current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2014, there were $1.1 million in current assets of discontinued operations, comprised primarily of deferred tax assets and land held for sale. Also at

December 31, 2014, there were $2.8 million in current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2015	2014

Net sales	$—	$358
Earnings (loss) from discontinued operations before income taxes	383	(1,233)
Provision (credit) for income taxes	145	(779)
Earnings (loss) from discontinued operations, net of taxes	$238	$(454)
Net earnings (loss) per share — basic and diluted	$0.00	$(0.01)

The following table summarizes the restructuring expenses included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) associated with the sale of the specialty paper business and closure of Brainerd.

	Three Months Ended March 31,
(all dollar amounts in thousands)	2015	2014

Other associated costs, net	$465	$648
Severance and benefit continuation costs	—	177

Total	$465	$825

Following is a summary of the liabilities for restructuring expenses through March 31, 2015 and 2014, respectively, related to the closure of Brainerd and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	March 31,
(all dollar amounts in thousands)	2014	Provisions	Usage	2015

Contract termination	$2,359	$39	$—	$2,398
Other	40	426	(466)	—

Total	$2,399	$465	$(466)	$2,398

	December 31,	Reserve/	Payments/	March 31,
(all dollar amounts in thousands)	2013	Provisions	Usage	2014

Severance and benefit continuation	$434	$177	$(256)	$355
Contract termination	2,901	56	—	2,957
Other	33	592	(547)	78

Total	$3,368	$825	$(803)	$3,390

In addition, the Company is responsible for a contract that expires in 2019 related to our previously closed Groveton, New Hampshire mill. The liabilities presented on the condensed consolidated balance sheets and credits or charges associated with this contract presented in the condensed consolidated statements of comprehensive income (loss) are recorded in the selling and administration expenses of continuing operations. At March 31, 2015, $0.5 million and $4.1 million were included in current liabilities and noncurrent liabilities, respectively.  During the first three months of 2015, we have made payments related to this contract of approximately $0.1 million and have recorded a credit in the amount of $3.9 million due to a contractual rate adjustment and capacity release to a third party.  At December 31, 2014, $1.8 million and $6.8 million were included in current liabilities and noncurrent liabilities, respectively. There were no associated charges or credits within selling and administrative expenses for the three months ended March 31, 2014.  We will continue to make payments related to the contract over the remaining contractual term.

Note 4.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months
	Ended March 31,
(all amounts in thousands, except per share data)	2015	2014

Basic weighted average common shares outstanding	50,401	49,664
Dilutive securities:
Stock compensation plans	37	—

Diluted weighted average common shares outstanding	50,438	49,664

Earnings (loss) from continuing operations, net of tax	$204	$(4,446)
Earnings (loss) from discontinued operations, net of tax	238	(454)

Net earnings (loss)	$442	$(4,900)

Earnings (loss) from continuing operations, net of tax, per share — basic and diluted	$0.00	$(0.09)
Earnings (loss) from discontinued operations, net of tax, per share — basic and diluted	0.00	(0.01)

Net earnings (loss) per share—basic and diluted	$0.01	$(0.10)

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three months ended March 31 2015, stock-based grants for 531,000 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss from continuing operations for the three months ended March 31, 2014, 1,411,117 shares were excluded from the diluted EPS calculation because the shares were considered to be antidilutive.

Note 5.                                 Receivables

Accounts receivable consisted of the following:

	March 31,	December 31,
(all dollar amounts in thousands)	2015	2014
Trade	$25,594	$22,934
Other	—	364
	25,594	23,298
Less: allowances for doubtful accounts	(114)	(100)

	$25,480	$23,198

Note 6.                                 Inventories

The various components of inventories were as follows:

	March 31,	December 31,
(all dollar amounts in thousands)	2015	2014
Raw materials	$20,737	$17,969
Work in process and finished goods	17,563	20,074
Supplies	1,954	2,189
Inventories at cost	40,254	40,232
Less: LIFO reserve	(7,791)	(8,408)

	$32,463	$31,824

Note 7.                                 Property, Plant, and Equipment

The various components of property, plant, and equipment were as follows:

	March 31,	December 31,
	2015	2014
Property, plant, and equipment
Buildings	$82,021	$82,021
Machinery and equipment	459,317	459,170
	541,338	541,191
Less: accumulated depreciation	(261,676)	(256,173)
Net depreciated value	279,662	285,018
Land	1,697	1,697
Construction in progress	3,400	3,125
	$284,759	$289,840

Depreciation and amortization for the three months ended March 31, 2015 and 2014, was $10.4 million and $10.3 million, respectively.  During the three months ended March 31, 2015, management determined that the estimated salvage value of a particular asset was lower than originally expected. A change in accounting estimate was recognized to reflect this decision, resulting in a decrease in pre-tax earnings of $0.2 million.

Note 8.                                 Debt

A summary of long-term debt is as follows:

(all dollar amounts in thousands)	March 31, 2015	December 31, 2014

Secured term loan facility	$173,687	$174,125
Less: unamortized discount	(3,111)	(3,257)
	170,576	170,868
Secured revolving credit facility	8,500	—
Total long-term debt	$179,076	$170,868

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility.  Also, on July 30, 2014, we terminated the $80 million revolving credit agreement expiring in June 2015, and entered into a $50 million secured revolving credit facility which provides for borrowings up to $50 million based on certain borrowing base requirements.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. These secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At March 31, 2015, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at March 31, 2015 was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At March 31, 2015, the applicable margin for LIBOR-based borrowings is 1.50% and, for base rate borrowings is 0.5%. The revolving credit facility is subject to an unused line fee of 37.5 basis points at March 31, 2015.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable and inventory as of March 31, 2015. At March 31, 2015, the available borrowing base was $40.4 million.  Borrowings of $8.5 million and issued letters of credit of $0.8 million existed under the revolving credit facility resulting in unused availability of $31.1 million. There were no outstanding borrowings at December 31, 2014.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At March 31, 2015, the estimated fair value of long-term debt is approximately $195 million which compares to the carrying value of $182 million.

At March 31, 2015, payments due within the next year on our secured term loan facility have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving credit facility.

Note 9.                                 Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2015	2014	2015	2014

Service cost	$182	$149	$72	$56
Interest cost	2,370	2,601	201	343
Expected return on plan assets	(3,309)	(3,201)	—	—
Amortization of:
Prior service (benefit) cost	77	79	(432)	(372)
Actuarial loss (gain)	941	643	(119)	(45)

Net periodic benefit cost (benefit)	$261	$271	$(278)	$(18)

Coincident with the third quarter 2014 refinancing of the Company’s debt obligations described in Note 8, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the “PBGC”) with respect to the Company’s unfunded defined benefit pension obligations. Under the agreement, the Company agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreement. The Company also agreed to make contributions in excess of minimum funding requirements of up to $36 million to its defined benefit pension plans through 2018. As of March 31, 2015, total contributions under this agreement of $9.6 million have been made to date.

We previously disclosed in our Notes to Consolidated Financial Statements for the year ended December 31, 2014, that we anticipate making contributions of approximately $10.8 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements in 2015.  Included in that contribution amount is $8.5 million required by the settlement agreement with the PBGC.  As of March 31, 2015, we have made payments of approximately $3.0 million to our pension plans (including $2.1 million required by the settlement agreement with the PBGC).  In addition, as previously reported, we expected to contribute approximately $2.6 million, net of subsidy reimbursements, directly to other post-retirement plans in 2015.  As of March 31, 2015, we have contributed approximately $0.5 million, net of subsidy reimbursements, to our other post-retirement plans.

Note 10.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

During the three months ended March 31, 2015, as part of compensation for our directors and certain employees of Wausau Paper, we granted 348,511 awards of performance units.  Of the awards granted, 31,083 performance units were granted to directors. The grants to certain employees were comprised of 317,428 performance units with vesting contingent on (1) achieving certain EBITDA profit levels and (2) completion of a service requirement.

For the three months ended March 31, 2015 and 2014, share-based compensation expense related to non-qualified stock option grants, restricted stock awards, and performance unit awards was approximately $0.5 million and $0.6 million, respectively.  We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of March 31, 2015, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $1.4 million, which we expect to recognize over a weighted average period of approximately 1.8 years.

Note 11.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  During the three months ended March 31, 2015 and 2014, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2014	$(43,975)
Amounts reclassified from other comprehensive loss	292
Balance at March 31, 2015	$(43,683)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	189
Balance at March 31, 2014	$(27,031)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2015 and 2014:

(all dollar amounts in thousands)	March 31, 2015	March 31, 2014

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(355)	$(293	)(a)
Amortization of actuarial gains, net	822	598	(a)
Reclassification before tax	467	305
Tax provision	175	116
Reclassifications for the period, net of tax	$292	$189

Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss):
Cost of sales	$(49)	$(84)
Selling and administrative	341	273
	$292	$189

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit costs.  See Note 10, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement net periodic benefit costs.

Note 12.                          Income Taxes

Our normalized tax rate for 2015 is expected to be approximately 38%.  During the three months ended March 31, 2015 and 2014, there were no significant changes to our income tax valuation allowances.

Under the provisions of FASB ASC Subtopic 740-10 “Income Taxes”, the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At March 31, 2015, we had federal and state net operating loss carryovers of $129.2 million and $233.5 million, respectively.  At March 31, 2015, we also had federal and state tax credit carryovers of $12.9 million and $10.8 million, respectively.  These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2015 through 2037.

Note 13.                          Subsequent Event

The Company is responsible for a contract that expires in 2019 related to our previously closed Groveton, New Hampshire mill as discussed in Note 3. On April 15, 2015, the Company received a refund of $3.5 million for contractual payments made prior to a rate case judgment in our favor. This refund is separate from the $3.9 million rate adjustment and capacity release impact on future payments recognized in the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. should be read together with the condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2014, and notes thereto included in the Company’s Annual Report on Form 10-K. All items discussed exclude discontinued operations unless specifically stated.

Operations Review

The quarter ended March 31, 2015, showed significant gross profit improvement compared to the same period of the prior year.  This improvement was driven by strong volume growth; improved strategic product sales, that is, those products sold in conjunction with proprietary dispensing systems or produced from premium substrates; and better operational performance in converting and paper making.

In the third quarter of 2014, we announced our intentions to undertake a thorough review of all significant elements of our business to accelerate financial results improvement, collectively, our Margin Enhancement Initiative. Led by existing Company staff assisted by outside industry experts, optimization plans in the core business areas of papermaking, converting, product and market strategy, administration, and warehousing and distribution were formulated. To date, we have formulated optimization plans and implemented projects in all major areas of the business.

Overview

	Three Months
(all dollar amounts in thousands, except	Ended March 31,
per share data)	2015	2014

Net earnings (loss)	$204	$(4,446)
Net earnings (loss) per share — basic and diluted	$0.00	$(0.09)

For the first quarter of 2015, we reported net earnings of $0.2 million, or $0.00 per share, compared to prior-year loss of $4.4 million, or $0.09 per share.

Net Sales and Gross Profit on Sales

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2015	2014

Net sales	$84,181	$77,507
Tons sold	42,987	41,554
Cases shipped	4,121,347	3,853,728
Gross profit on sales	$12,881	$8,209
Gross profit margin	15%	11%

During the first quarter of 2015, net sales increased by $6.7 million, or approximately 9%, compared to the first quarter of 2014, primarily due to improvements in sales volume. Average net selling price, partially offset by an unfavorable impact due to Canadian exchange rate fluctuations, accounted for the remainder of the increase. Product shipments during the first quarter of 2015, as measured in tons, increased by approximately 3% compared to the same period in 2014. As measured in cases, our product shipments increased by approximately 7% during the first quarter of 2015 compared to the same period in 2014. The Company also calculates cases shipped on a statistical basis, a measurement used to account for case quantity and roll size variations, which indicated a period over period increase in shipments of approximately 6%.

Gross profit, as a percentage of sales, increased 4% in the three months ended March 31, 2015, as compared to the same period in 2014.  Approximately, 40% of the improvement in gross profit was due to improved volume and a better mix of products sold, with the balance of the improvement primarily the result of improved operations in both paper making and converting as the unfavorable impact of fiber was offset by favorable input costs such as energy and other items.

Order Backlogs

	March 31,
	2015	2014

Order backlogs in tons:	3,197	3,400

Backlog tons at March 31, 2015 and 2014 represent approximately $8 million in sales.  The entire backlog at March 31, 2015 is expected to be shipped during the remainder of 2015.

Selling and Administrative Expenses

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2015	2014

Selling and administrative expense	$9,358	$12,867
As a percent of net sales	11%	17%

Selling and administrative expenses in the first quarter of 2015 were $9.4 million compared to $12.9 million in the same period of 2014.  During the three months ended March 31, 2015, we realized a credit of $3.9 million associated with a rate case adjustment and capacity release on a contract obligation for a former manufacturing facility. See Note 3, “Discontinued Operations and Other” to the Condensed Consolidated Financial Statements for additional discussion of this contract.

Other Income and Expense

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2015	2014

Interest expense	$3,244	$2,168

Interest expense in the first quarter of 2015 was $3.2 million compared to interest expense of $2.2 million in the first quarter of 2014.  The increase in interest expense in the year-over-year comparison is due to higher interest rates, a higher average outstanding balance of debt and the amortization of original interest discount on our secured term loan facility since the July 30, 2014 debt refinancing as discussed in Note 8, “Debt” to the Condensed Consolidated Financial Statements.

Total debt was $179.1 million (gross debt of $182.2 million less unamortized discount of $3.1 million) at March 31, 2015, $170.9 million (gross debt of $174.1 million less unamortized discount of $3.3 million) at December 31, 2014 and $150.0 million at March 31, 2014, and at December 31, 2013.

Income Taxes

	Three Months
	Ended March 31,
(all dollar amounts in thousands)	2015	2014

Provision (credit) for income taxes	$76	$(2,357)
Effective tax rate	27%	35%

The effective tax rate for the remainder of 2015 is expected to approximate 38%.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

	Three Months Ended March 31,
(all dollar amounts in thousands)	2015	2014

Net cash used in operating activities	$(3,533)	$(7,325)
Capital expenditures	(2,900)	(6,834)

Net cash used in operating activities includes discontinued operations and was $3.5 million for the three months ended March 31, 2015, compared to $7.3 million during the same period in

2014.  The first quarter of the year is seasonally the weakest quarter of the year, from a shipment volume perspective, for the Company and the overall away-from-home industry in which the Company competes. The improvement in the amount of cash used in operating activities period-over-period is driven by improved earnings performance and a focused effort in operations and inventory management to reduce levels of inventory. In the first quarter of 2015, inventories increased $0.6 million from levels at December 31, 2014, compared to the first quarter of 2014 increase of $5.3 million.

Capital spending for the first three months of 2015 was $2.9 million compared to $6.8 million during the first three months of 2014.  The decrease in capital expenditures in the first three months of 2015 as compared to the same period in 2014 is primarily due to having no major projects in process.  Total capital spending for the full year of 2015 is expected to be approximately $13 million.

Debt and Equity

	March 31,	December 31,
(all dollar amounts in thousands)	2015	2014

Total debt	$179,076	$170,868
Stockholders’ equity	128,413	127,512
Total capitalization	307,489	298,380
Long-term debt/capitalization ratio	58%	57%

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

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. These secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At March 31, 2015, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at March 31, 2015 was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At March 31, 2015, the applicable margin for LIBOR-based borrowings is 1.50% and, for base rate borrowings is 0.50%. The revolving credit facility is subject to an unused line fee of 37.5 basis points at March 31, 2015.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable and inventory as of March 31, 2015. At March 31, 2015, the available borrowing base was $40.4 million.  Borrowings of $8.5 million and issued letters of credit of $0.8 million existed under the revolving credit facility resulting in unused availability of $31.1 million. There were no outstanding borrowings at December 31, 2014.

At March 31, 2015, payments due within the next year on our secured term loan facility have been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving-credit agreement.

We currently expect that our cash balance, cash provided by operations, and the liquidity provided by our current credit facilities will be sufficient to meet our cash flow needs during the next twelve months.

At March 31, 2015, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first three months of 2015 or 2014.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 15, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 17, 2015, to shareholders of record on February 2, 2015.

Capital Allocation Policy

We have a capital allocation policy targeting a return of approximately 50% of free cash flow to shareholders through dividends or share repurchases.  The capital allocation policy is subject to continuing review by the Board of Directors, discussions with lenders, business and general economic conditions, as well as other capital allocation priorities that may be established in the future.  Although a target level of return of capital has been established, actual payout amounts may be more or less than the target in any particular measurement period.

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

Discontinued Operations

We determined that the sale of the specialty paper business and the closure of the Brainerd, Minnesota mill, met the criteria for discontinued operations presentation as established FASB ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative. The Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed in June 2013. Pre-tax charges related to severance and benefits, contact termination, and other associated restructuring costs totaled $0.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, land assets of the specialty paper business of less than $0.1 million, excluded from the June 2013 transaction, were sold. We recognized a pre-tax gain of $0.8 million and generated proceeds of $0.8 million on these transactions. There were no similar transactions for the three months ended March 31, 2014.

The Brainerd mill permanently closed in March 2013 and the sales of the related asset group completed in August 2014. There were no restructuring related impacts in the three months ended March 31, 2015. Pre-tax charges recorded for the three months ended March 31, 2014, were $0.2 million related to severance and benefit continuation costs and other associated restructuring costs. The sale of Brainerd mill inventory, not included within the sale of the specialty paper business, caused liquidation in individual LIFO inventory pools during the quarter ended March 31, 2014, resulting in pre-tax income of approximately $0.2 million.

At March 31, 2015, there were $1.0 million in current assets of discontinued operations, comprised primarily of deferred tax assets. Also at March 31, 2015, there were $2.7 million in accrued and other current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2014, there were $1.1 million in current assets of discontinued operations, comprised primarily of deferred tax assets and land held for sale. Also at December 31, 2014, there were $2.8 million in current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Please refer to the notes to the financial statements, which appear in the Annual Report on Form 10-K for the year ended December 31, 2014, for our accounting policies and other disclosures which are pertinent to these statements.

Information Concerning Forward-Looking Statements

The foregoing discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve risks, uncertainties, and assumptions.  Forward-looking statements are not guarantees of performance.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Wausau Paper and our consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements may be identified by, among other things, beliefs or expectations that certain events may occur or are anticipated and projections or statements of expectations with respect to various aspects of our business, our plans or intentions, our stock performance, the industry within which we operate, the markets in which we compete, the economy, and any other expressions of similar import or covering other matters relating to our business and operations.  Words such as anticipate, intend, expect, seek, may, and similar references to future periods may indicate that a forward-looking statement is being made.  Risks, uncertainties, and assumptions relating to our forward-looking statements include the level of competition for our products, downturns in our target markets, changes in the away-from-home towel and tissue industry, changes in the price or availability of raw materials and energy, the failure to develop new products that meet customer needs, adverse changes in our relationships with large customers and labor unions, the failure to recruit and retain key personnel, costs of compliance with environmental regulations, our ability to fund our operations, fluctuations in the Canadian exchange rate, unforeseen operating problems, changes in strategic plans or our ability to execute such plans, maintenance of adequate internal controls, changes in financial accounting standards, changes in tax laws, unforeseen liabilities arising from current or prospective claims, increasing costs of certain employee and retiree benefits, unforeseen claims concerning intellectual property rights, unexpected disruptions in the availability of our computer systems, attempts by shareholders to effect changes at or acquire control over the Company, and the effect of certain organizational anti-takeover provisions.  These and other risks, uncertainties, and assumptions are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2014.

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

PART II.  OTHER INFORMATION

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results of operations.  The risks described in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

May 7, 2015	/s/ Sherri L. Lemmer
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial and Accounting Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended March 31, 2015

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