Form 10-Q
period 2015-06-30
WAUSAU PAPER CORP.
filed 2015-08-06
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of common shares outstanding at July 31, 2015 was 50,080,224.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Comprehensive Income (Loss), Three Months and Six Months Ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited)	1

	Condensed Consolidated Balance Sheets, June 30, 2015 (unaudited) and December 31, 2014 (derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(all amounts in thousands, except per share data)	2015	2014	2015	2014

Net sales	$90,894	$89,214	$175,075	$166,721
Cost of sales	73,488	77,654	144,788	146,952
Gross profit	17,406	11,560	30,287	19,769

Selling and administrative	9,745	15,058	19,103	27,925
Operating profit (loss)	7,661	(3,498)	11,184	(8,156)

Interest expense	(3,272)	(2,411)	(6,516)	(4,579)
Other (expense) income, net	(15)	(20)	(14)	3
Earnings (loss) from continuing operations before income taxes	4,374	(5,929)	4,654	(12,732)

Provision (credit) for income taxes	1,921	(2,208)	1,997	(4,565)
Earnings (loss) from continuing operations	2,453	(3,721)	2,657	(8,167)

Loss from discontinued operations, net of taxes	(362)	(107)	(124)	(561)

Net earnings (loss)	$2,091	$(3,828)	$2,533	$(8,728)

Net earnings (loss) per share - basic and diluted:
Continuing operations	$0.05	$(0.07)	$0.05	$(0.16)
Discontinued operations	(0.01)	(0.00)	(0.00)	(0.01)
Net earnings (loss)	$0.04	$(0.08)	$0.05	$(0.17)

Weighted average shares outstanding — basic	50,374	50,021	50,387	49,930
Weighted average shares outstanding — diluted	50,407	50,021	50,422	49,930

Other comprehensive income
Retirement and other post-retirement plans, net of tax of $175 and $113 for the three months ended June 30, 2015 and 2014, respectively, and $350 and $226 for the six months ended June 30, 2015 and 2014, respectively	$292	$188	$584	$377
Other comprehensive income	292	188	584	377
Comprehensive income (loss)	$2,383	$(3,640)	$3,117	$(8,351)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2014
(all dollar amounts in thousands)	June 30, 2015 (unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$3,378	$2,675
Receivables, net	25,613	23,198
Refundable income taxes	993	1,487
Inventories	30,281	31,824
Spare parts	11,899	11,729
Other current assets	2,390	1,576
Assets of discontinued operations - current	1,029	1,050
Total current assets	75,583	73,539
Property, plant, and equipment, net	279,887	289,840
Deferred income taxes	41,413	43,386
Other assets	54,979	57,097

Total Assets	$451,862	$463,862

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,538	$22,740
Deferred income taxes	12,298	11,844
Accrued and other liabilities	31,962	35,556
Liabilities of discontinued operations - current	2,721	2,791
Total current liabilities	65,519	72,931
Long-term debt	173,369	170,868
Post-retirement benefits	22,598	21,647
Pension	49,581	55,075
Other noncurrent liabilities	12,854	15,829
Total liabilities	323,921	336,350
Stockholders’ equity	127,941	127,512

Total Liabilities and Stockholders’ Equity	$451,862	$463,862

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(all dollar amounts in thousands)	2015	2014
Net earnings (loss)	$2,533	$(8,728)
Provision for depreciation, depletion, and amortization	20,829	20,595
(Gain) loss on sale of assets	(819)	119
Deferred income taxes	2,059	(5,052)
Other non-cash items	1,541	2,349
Changes in operating assets and liabilities
Receivables	(2,465)	5,564
Inventories	1,543	272
Other assets	(8,156)	(10,909)
Accounts payable and other	(12,647)	(9,892)
Net cash provided by (used in) operating activities	4,418	(5,682)

Cash flows from investing activities:
Capital expenditures	(3,924)	(8,982)
Proceeds from sale of assets	1,002	2,690

Net cash used in investing activities	(2,922)	(6,292)

Cash flows from financing activities:
Borrowings under credit agreements	11,500	—
Payments under credit agreements	(9,291)	—
Proceeds from stock option exercises	—	1,450
Dividends paid	(3,002)	(2,982)

Net cash used in financing activities	(793)	(1,532)

Net increase (decrease) in cash and cash equivalents	703	(13,506)
Cash and cash equivalents, beginning of period	2,675	19,594

Cash and cash equivalents, end of period	$3,378	$6,088

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

Note 2.                                 New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, ‘‘Revenue from Contracts with Customers.’’ This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers. The core principle of this model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU No. 2014-09 is effective with annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The guidance allows companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

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

On January 9, 2015, the FASB issued ASU No. 2015-01, ‘‘Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.’’ This guidance eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. We have early adopted this guidance with no material impact on our Consolidated Financial Statements.

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

On June 12, 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.” The guidance amends verbiage, references and clarifies the Codification.  The ASU is effective for fiscal years beginning after December 15, 2015; all other changes became effective upon the ASU’s issuance. We have early adopted this guidance with no material impact on our Consolidated Financial Statements.

Note 3.                                 Discontinued Operations and Other

We determined that as of June 30, 2013, the sale of our former specialty paper business and the closure of the Brainerd, Minnesota paper mill, met the criteria for discontinued operations presentation as established in FASB ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mills have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations.  The Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014, have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed in June 2013. Pre-tax charges related to severance and benefits, contract termination, and other associated restructuring costs totaled $0.7 million and $0.1 million for the three months ended June 30, 2015, and June 30, 2014, respectively.  For the six months ended June 30, 2015, and June 30, 2014, the aforementioned pre-tax closure charges were $1.1 million and $0.7 million, respectively.

During the three and six months ended June 30, 2015, land assets related to the specialty paper business of less than $0.1 million, excluded from the June 2013 transaction, were sold. We recognized pre-tax gains of $0.1 million and $0.9 million and generated proceeds of $0.1 million and $0.9 million on these transactions during the three and six months ended June 30, 2015, respectively. There were no similar transactions during the six months ended June 30, 2014.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur.  At June 30, 2015, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

The Brainerd mill permanently closed in March 2013 and the sales of the related asset group were completed in August 2014. There were no restructuring related impacts in the three or six months ended June 30, 2015, or the three months ended June 30, 2014. Pre-tax charges recorded for the six months ended June 30, 2014, were $0.1 million related to severance and benefit continuation costs and other associated restructuring costs. All Brainerd mill inventory, not included within the sale of the specialty paper business, was sold during the three months ended March 31, 2014, causing liquidation in individual LIFO inventory pools, resulting in pre-tax income of approximately $0.2 million for the six months ending June 30, 2014. Also, in June 2014, we sold a portion of the group of assets held for sale associated with Brainerd and realized proceeds on the sale of $2.6 million. There was no gain or loss recognized on the sale of the assets.

At June 30, 2015, there were $1.0 million in current assets of discontinued operations, comprised primarily of deferred tax assets. Also at June 30, 2015, there were $2.7 million in accrued and other current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2014, there were $1.1 million in current assets of discontinued operations, comprised primarily of deferred tax assets and land held for sale. Also at December 31, 2014, there were $2.8 million in current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2015	2014	2015	2014

Net sales	$—	$21	$—	$379

(Loss) earnings from discontinued operations before income taxes	(582)	35	(199)	(1,198)
(Credit) provision for income taxes	(220)	142	(75)	(637)

Loss from discontinued operations, net of taxes	$(362)	$(107)	$(124)	$(561)

Net loss per share — basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.01)

The following table summarizes the restructuring expenses included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) associated with the sale of the specialty paper business and closure of Brainerd.

	Three Months Ended June 30,		Six Months Ended June 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Severance and benefit continuation costs	$—	$(6)	$—	$171
Other associated costs, net	665	16	1,130	664

Total	$665	$10	$1,130	$835

Following is a summary of the liabilities for restructuring expenses through June 30, 2015 and 2014, respectively, related to the closure of Brainerd and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	June 30,
(all dollar amounts in thousands)	2014	Provisions	Usage	2015

Contract termination	$2,359	$80	$—	$2,439
Other	40	1,050	(1,090)	—

Total	$2,399	$1,130	$(1,090)	$2,439

	December 31,	Reserve/	Payments/	June 30,
(all dollar amounts in thousands)	2013	Provisions	Usage	2014

Severance and benefit continuation	$434	$171	$(395)	$210
Contract termination	2,901	31	—	2,932
Other	33	633	(666)	—

Total	$3,368	$835	$(1,061)	$3,142

In addition, the Company is responsible for a contract that expires in 2019 related to our previously closed Groveton, New Hampshire mill. The liabilities presented on the Condensed Consolidated Balance Sheets and credits or charges associated with this contract presented in the Condensed Consolidated Statements of Comprehensive Income (Loss) are recorded in the selling and administration expenses of continuing operations. At June 30, 2015, $0.8 million and $3.9 million were included in current liabilities and noncurrent liabilities, respectively.  In the three months ended June 30, 2015, we have recognized expense of $0.2 million, and made payments related to this contract of approximately $0.1 million. During the first six months of 2015, we recognized expense of $0.2 million, made payments related to this contract of approximately $0.2 million, and recognized credits in the amount of $3.9 million due to a contractual rate adjustment and capacity release to a third party.  At December 31, 2014, $1.8 million and $6.8 million were included in current liabilities and noncurrent liabilities, respectively. There were $0.4 million and $0.5 million of associated charges within selling and administrative expenses for the three and six months ended June 30, 2014.  Additionally, during the three and six months ended June 30, 2015, we recorded a credit in the amount of $3.5 million due to a contractual rate adjustment refund for previous payments. We will continue to make payments related to the contract over the remaining contractual term.

Note 4.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all amounts in thousands, except per share data)	2015	2014	2015	2014

Basic weighted average common shares outstanding	50,374	50,021	50,387	49,930
Dilutive securities:
Stock compensation plans	33	—	35	—

Diluted weighted average common shares outstanding	50,407	50,021	50,422	49,930

Earnings (loss) from continuing operations, net of tax	$2,453	$(3,721)	$2,657	$(8,167)
Loss from discontinued operations, net of tax	(362)	(107)	(124)	(561)

Net Earnings (loss)	$2,091	$(3,828)	$2,533	$(8,728)

Earnings (loss) from continuing operations, net of tax, per share — basic and diluted	$0.05	$(0.07)	$0.05	$(0.16)
Loss from discontinued operations, net of tax, per share — basic and diluted	(0.01)	(0.00)	(0.00)	(0.01)

Net Earnings (loss) per share—basic and diluted	$0.04	$(0.08)	$0.05	$(0.17)

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2015, stock-based grants for 531,000 shares were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss from continuing operations for the three and six months ended June 30, 2014, stock-based grants for 1,022,000 shares and 1,216,559 shares, respectively, were excluded from the diluted EPS calculation because the shares were considered to be antidilutive.

Note 5.                                 Receivables

Accounts receivable consisted of the following:

	June 30,	December 31,
(all dollar amounts in thousands)	2015	2014
Trade	$25,654	$22,934
Other	84	364
	25,738	23,298
Less: allowances for doubtful accounts	(125)	(100)

	$25,613	$23,198

Note 6.                                 Inventories

The various components of inventories were as follows:

	June 30,	December 31,
(all dollar amounts in thousands)	2015	2014
Raw materials	$17,299	$17,969
Work in process and finished goods	18,694	20,074
Supplies	2,074	2,189
Inventories at cost	38,067	40,232
Less: LIFO reserve	(7,786)	(8,408)

	$30,281	$31,824

Note 7.                                 Property, Plant, and Equipment

The various components of property, plant, and equipment were as follows:

	June 30,	December 31,
	2015	2014
Property, plant, and equipment
Buildings	$82,300	$82,021
Machinery and equipment	457,924	459,170
	540,224	541,191
Less: accumulated depreciation	(265,530)	(256,173)
Net depreciated value	274,694	285,018
Land	1,697	1,697
Construction in progress	3,496	3,125
	$279,887	$289,840

Depreciation and amortization for the three months ended June 30, 2015 and 2014, was $10.4 million and $10.3 million, respectively.  For the six months ended June 30, 2015 and 2014, depreciation and amortization was $20.8 million and $20.6 million, respectively.  During the three months ended March 31, 2015, management determined that the estimated salvage value of a particular asset was lower than originally expected. A change in accounting estimate was recognized to reflect this decision, resulting in a decrease in pre-tax earnings of $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively.

Note 8.                                 Debt

A summary of long-term debt is as follows:

(all dollar amounts in thousands)	June 30, 2015	December 31, 2014

Secured term loan facility	$172,834	$174,125
Less: unamortized discount	(2,965)	(3,257)
	169,869	170,868
Secured revolving credit facility	3,500	—
Total long-term debt	$173,369	$170,868

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility.  Also, on July 30, 2014, we terminated a $80 million revolving credit agreement expiring in June 2015, and entered into a $50 million secured revolving credit facility which provides for borrowings up to $50 million subject to certain borrowing base requirements.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. These secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At June 30, 2015, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at June 30, 2015, was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At June 30, 2015, the applicable margin for LIBOR-based borrowings is 1.50% and, for base rate borrowings is 0.5%. The revolving credit facility is subject to an unused line fee of 37.5 basis points at June 30, 2015.  The interest rate at June 30, 2015, was 1.75%.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable and inventory as of June 30, 2015. At June 30, 2015, the available borrowing base was $38.8 million; borrowings of $3.5 million and issued letters of credit of $2.6 million existed under the revolving credit facility resulting in unused availability of $32.7 million. There were no outstanding borrowings at December 31, 2014.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At June 30, 2015, the estimated fair value of long-term debt for the term loan facility is approximately $185.2 million which compares to the carrying value of $172.8 million. At June 30, 2015, the estimated fair value of long-term debt for the revolving credit facility is approximately $3.4 million which compares to the carrying value of $3.5 million.

At June 30, 2015, payments due within the next year on our secured term loan facility have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving credit facility.

Note 9.                                 Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2015 and 2014, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2015	2014	2015	2014

Service cost	$186	$149	$72	$56
Interest cost	2,358	2,601	201	343
Expected return on plan assets	(3,273)	(3,201)	—	—
Amortization of:
Prior service cost (benefit)	77	77	(432)	(372)
Actuarial loss (gain)	940	641	(119)	(45)

Net periodic cost (benefit)	$289	$267	$(278)	$(18)

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2015 and 2014, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2015	2014	2015	2014

Service cost	$368	$298	$143	$111
Interest cost	4,728	5,203	402	685
Expected return on plan assets	(6,582)	(6,402)	—	—
Amortization of:
Prior service cost (benefit)	154	154	(864)	(743)
Actuarial loss (gain)	1,881	1,283	(238)	(91)

Net periodic cost (benefit)	$549	$536	$(557)	$(38)

Coincident with the third quarter 2014 refinancing of the Company’s debt obligations described in Note 8, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the “PBGC”) with respect to the Company’s unfunded defined benefit pension obligations. Under the agreement, the Company agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreement. The Company also agreed to make contributions in excess of minimum funding requirements of up to $36 million to its defined benefit pension plans through 2018. As of June 30, 2015, total contributions under this agreement of $11.8 million have been made to date.

We previously disclosed in our Notes to Consolidated Financial Statements for the year ended December 31, 2014, that we anticipate making contributions of approximately $10.8 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements in 2015.  Included in that contribution amount is $8.5 million required by the settlement agreement with the PBGC.  As of June 30, 2015, we have made payments of approximately $5.5 million to our pension plans (including $4.3 million required by the settlement agreement with the PBGC).  In addition, as previously reported, we expected to contribute approximately $2.6 million, net of subsidy reimbursements, directly to other post-retirement plans in 2015.  As of June 30, 2015, we have contributed approximately $0.7 million, net of subsidy reimbursements, to our other post-retirement plans.

Note 10.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

For the six months ended June 30, 2015, as part of compensation for our directors and certain employees of Wausau Paper, we granted 348,511 awards of performance units.  Of the awards granted, 31,083 performance units were granted to directors. The grants to certain employees were comprised of 317,428 performance units with vesting contingent on (1) achieving certain EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) profit levels and (2) completion of a service requirement.

Share-based compensation expense was $0.2 million and $0.7 million for the three and six month periods ended June 30, 2015, respectively.

We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of June 30, 2015, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $1.2 million, which we expect to recognize over a weighted average period of approximately 1.5 years.

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

Note 11.                          Accumulated Other Comprehensive Loss

For all periods presented in the Condensed Consolidated Financial Statements, accumulated other comprehensive loss is comprised solely of cumulative net actuarial losses and prior service cost not yet recognized as a component of net periodic benefit costs for retirement and other post-retirement plans.  For the three and six months ended June 30, 2015 and 2014, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2014	$(43,975)
Amounts reclassified from other comprehensive loss	292
Balance at March 31, 2015	$(43,683)
Amounts reclassified from other comprehensive loss	292
Balance at June 30, 2015	$(43,391)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	189
Balance at March 31, 2014	$(27,031)
Amounts reclassified from other comprehensive loss	188
Balance at June 30, 2014	$(26,843)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended June 30, 2015 and 2014:

(all dollar amounts in thousands)	June 30, 2015	June 30, 2014

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(355)	$(295	)(a)
Amortization of actuarial gains, net	822	596	(a)
Reclassification before tax	467	301
Tax provision	175	113
Reclassifications for the period, net of tax	$292	$188

Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss):
Cost of sales	$(78)	$(134)
Selling and administrative	545	435
Reclassification before tax	467	301
Tax provision	175	113
Reclassifications for the period, net of tax	$292	$188

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2015 and 2014:

(all dollar amounts in thousands)	June 30, 2015	June 30, 2014

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(710)	$(589	)(a)
Amortization of actuarial gains, net	1,644	1,192	(a)
Reclassification before tax	934	603
Tax provision	350	226
Reclassifications for the period, net of tax	$584	$377

Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss):
Cost of sales	$(156)	$(269)
Selling and administrative	1,090	872
Reclassification before tax	934	603
Tax provision	350	226
Reclassifications for the period, net of tax	$584	$377

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit costs.  See Note 9, “Pension and Other Post-retirement Benefit Plans” regarding the pension and other post-retirement net periodic benefit costs.

Note 12.                          Income Taxes

Our normalized tax rate for 2015 is expected to be approximately 39%.  During the three and six months ended June 30, 2015 and 2014, there were no significant changes to our income tax valuation allowances.

Under the provisions of FASB ASC Subtopic 740-10 “Income Taxes”, the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At June 30, 2015, we had federal and state net operating loss carryovers of $128.4 million and $233.1 million, respectively.  At June 30, 2015, we also had federal and state tax credit carryovers of $12.9 million and $10.8 million, respectively.  These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will expire from 2015 through 2037.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. exclude the results of discontinued operations unless otherwise indicated and should be read together with the condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K. All items discussed exclude discontinued operations unless specifically stated.

Operations Review

In the third quarter of 2014, we announced our intentions to undertake a thorough review of all significant elements of our business to accelerate financial results improvement, collectively, our Margin Enhancement Initiative.  In the three and six months ended June 30, 2015, this effort has contributed year over year earnings improvement in all major areas including paper making, converting, product strategy, administration, warehousing and distribution.

The quarter ended June 30, 2015, showed significant gross profit improvement compared to the same period of the prior year.  This improvement was driven by volume growth, improved strategic product sales, that is, those products sold in conjunction with proprietary dispensing systems or produced from premium substrates; higher pricing as a result of the price increase implemented in the third quarter of 2014, and better operational performance in converting and paper making; partially offset by unfavorable Canadian exchange rate fluctuations.

The six months ended June 30, 2015, also showed solid gross profit improvement compared to the same period of the prior year.  Volume growth, strategic product mix, pricing and operational performance improvement in converting and paper making all contributed to the higher gross profit margins; more than offsetting unfavorable Canadian exchange rate fluctuations.

Overview

	Three Months		Six Months
(all dollar amounts in thousands, except	Ended June 30,		Ended June 30,
per share data)	2015	2014	2015	2014

Earnings (loss) from continuing operations	$2,453	$(3,721)	$2,657	$(8,167)
Earnings (loss) from continuing operations per share — basic and diluted	$0.05	$(0.07)	$0.05	$(0.16)

For the second quarter of 2015, we reported net earnings of $2.5 million, or $0.05 per share, compared to prior-year loss of $3.7 million, or $0.07 per share. For the six months ended June

30, 2015, we reported net earnings of $2.7 million, or $0.05 per share, compared to a prior-year net loss of $8.2 million, or $0.16 per share.

Net Sales and Gross Profit on Sales

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Net sales	$90,894	$89,214	$175,075	$166,721
Tons sold	45,012	46,524	87,999	88,078
Cases shipped (in thousands)	4,425	4,336	8,546	8,190
Gross profit on sales	$17,406	$11,560	$30,287	$19,769
Gross profit margin	19%	13%	17%	12%

Net sales in the second quarter of 2015 improved by approximately 2 percent over the prior year’s second quarter, with the volume of cases shipped increasing by 2 percent over the three-month period of 2014.  Average net selling price in the second quarter of 2015 was approximately even with prior year, as unfavorable Canadian exchange rate fluctuations offset the favorable impact of the price increase that was implemented in 2014.

Gross profit margin increased 6 percentage points in the second quarter of 2015 compared to the same quarter a year ago due to improvement in the mix of products shipped, manufacturing cost improvements realized, and cost containment efforts in operations.

For the first six months of 2015, net sales increased approximately 5 percent, as compared to the same period of 2014. The improvement in net sales was almost completely driven by increased case shipment volume of over 4 percent in the first half of 2015 compared to the first half of 2014. Average net selling price was approximately even with prior year, as unfavorable Canadian exchange rate fluctuations offset the favorable impact of the 2014 price increase.

Year-over-year, for the six month period, gross profit margin increased approximately 5 percent.  The margin increase was driven by improved product mix and the previously mentioned volume growth.  Additionally, lower energy prices improved cost on natural gas, electricity and customer outbound freight.  Finally, execution on our Margin Enhancement Initiatives led to manufacturing cost improvements in converting and paper making that contributed significantly to the gross profit margin improvement.

	June 30,
Order Backlogs	2015	2014

Order backlogs in tons:	3,300	5,000

Backlog tons at June 30, 2015, represent approximately $8.1 million in sales compared to approximately $11.6 million in sales at June 30, 2014.  The decrease in backlog is primarily related to an announced finished goods price increase that was effective with orders placed on or after July 1, 2014.  The entire backlog at June 30, 2015, is expected to be shipped during the remainder of 2015.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Selling and administrative expense	$9,745	$15,058	$19,103	$27,925
As a percent of net sales	11%	17%	11%	17%

Selling and administrative expenses in the second quarter of 2015 were $9.7 million compared to $15.1 million in the same period of 2014. Selling and administrative expenses for the six months ended June 30, 2015, were $19.1 million compared to $27.9 million in the same period of 2014.

During the three months ended June 30, 2015, we realized a credit of $3.5 million associated with a rate case adjustment on a contract obligation for a former manufacturing facility. During the six months ended June 30, 2015, we realized a credit $7.4 million associated with a rate case adjustment and capacity release on a contract obligation for a former manufacturing facility. See Note 3, “Discontinued Operations and Other” to the Condensed Consolidated Financial Statements for additional discussion of this contract. During the three and six months ended June 30, 2014, we incurred pre-tax expenses of $1.6 million related to the severance benefits of the former chief executive officer, and $1.4 million related to the acceleration of vesting under change in control provisions contained within the Company’s equity and incentive compensation plans due to the leadership transition changes. Excluding these one time items, selling and administrative expenses for the three and six months ended June 30, 2015, increased by approximately $0.7 million and $1.1 million, respectively, over the corresponding previous periods due to modifications to our sales incentive programs.

Interest Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Interest expense	$3,272	$2,411	$6,516	$4,579

Interest expense in the second quarter of 2015 was $3.3 million compared to interest expense of $2.4 million in the second quarter of 2014.  For the first six months of 2015, interest expense increased to $6.5 million from $4.6 million of interest expense recorded during the same period in 2014.  The increase in interest expense in the year-over-year comparison is due to higher interest rates, a higher average outstanding balance of debt and the amortization of original interest discount on our secured term loan facility since the July 30, 2014 debt refinancing as discussed in Note 8, “Debt” to the Condensed Consolidated Financial Statements.

Total debt was $173.4 million (gross debt of $176.3 million less unamortized discount of $3.0 million) at June 30, 2015, $170.9 million (gross debt of $174.1 million less unamortized discount of $3.3 million) at December 31, 2014 and $150.0 million at June 30, 2014, and at December 31, 2013.

Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Provision (credit) for income taxes from continuing operations	$1,921	$(2,208)	$1,997	$(4,565)
Effective tax rate	44%	37%	43%	36%

Our normalized tax rate for 2015 is expected to be at approximately 39%. The increased effective tax rate for the three and six months ended June 30, 2015, relates to the tax effects of the expiration of stock options.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Six Months Ended June 30,
(all dollar amounts in thousands)	2015	2014

Net cash provided by (used in) operating activities	$4,418	$(5,682)
Capital expenditures	(3,924)	(8,982)

Net cash provided by operating activities includes discontinued operations and was $4.4 million for the six months ended June 30, 2015, compared to cash used in operating activities of $5.7 million during the same period in 2014.  The increase in cash provided by operating activities is primarily due to the increase in gross profit.

Capital spending for the first six months of 2015 was $3.9 million compared to $9.0 million during the first six months of 2014.  The decrease in capital expenditures in the first six months of 2015 as compared to the same period in 2014 is primarily due to having no major projects in process.  Total capital spending for the full year of 2015 is expected to be approximately $13 million.

Debt and Equity

	June 30,	December 31,
(all dollar amounts in thousands)	2014	2014

Total debt	$173,369	$170,868
Stockholders’ equity	127,941	127,512
Total capitalization	301,310	298,380
Long-term debt/capitalization ratio	58%	57%

On July 30, 2014, the Company prepaid $150 million of outstanding obligations with various maturities under our former note purchase and private-shelf agreement utilizing proceeds received under a $175 million secured term loan facility.  Also, on July 30, 2014, we terminated a $80 million revolving credit agreement expiring June 2015, and entered into a $50 million secured revolving credit facility which provides for borrowings up to $50 million subject to certain borrowing base requirements.  In addition to the prepayment of the outstanding obligations under the note purchase and private-shelf notes, net proceeds of $171.5 million under the term loan facility were used to pay $14.4 million in accrued interest and make-whole payments to the note holders and $3.4 million of transaction-related fees and expenses. The remainder of the net proceeds was used for general corporate purposes.

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. These secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At June 30, 2015, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at June 30, 2015, was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At June 30, 2015, the applicable margin for LIBOR-based borrowings is 1.50% and, for base rate borrowings is 0.50%. The revolving credit facility is subject to an unused line fee of 37.5 basis points at June 30, 2015.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable and inventory as of June 30, 2015. At June 30, 2015, the available borrowing base was $38.8 million; borrowings of $3.5 million and issued letters of credit of $2.6 million existed under the revolving credit facility resulting in unused availability of $32.7 million. There were no outstanding borrowings at December 31, 2014. The interest rate at June 30, 2015, was 1.75%.

At June 30, 2015, payments due within the next year on our secured term loan facility have been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving-credit agreement.

We currently expect that our cash balance, cash provided by operations, and the liquidity provided by our current credit facilities will be sufficient to meet our cash flow needs during the next twelve months.

At June 30, 2015, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first six months of 2015 or 2014.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 15, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 17, 2015, to shareholders of record on February 2, 2015.  On May 13, 2015, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on June 15, 2015 to shareholders of record on June 1, 2015.  On June 18, 2015, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend is payable August 17, 2015 to shareholders of record on August 3, 2015.

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

Discontinued Operations

We determined that the 2013, sale of the specialty paper business and closure of the Brainerd, Minnesota mill, met the criteria for discontinued operations presentation as established FASB ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mill have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative. The Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, have not been adjusted to separately disclose cash flows related to discontinued operations.

Pre-tax charges related to severance and benefits, contract termination, and other associated restructuring costs totaled $0.7 million and $0.1 million for the three months ended June 30,

2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the aforementioned pre-tax closure charges were $1.1 million and $0.8 million, respectively.

During the three and six months ended June 30, 2015, land assets related to the specialty paper business of less than $0.1 million, excluded from the June 2013 transaction, were sold. We recognized pre-tax gains of $0.1 million and $0.9 million and generated proceeds of $0.1 million and $0.9 million on these transactions during the three and six months ended June 30, 2015, respectively. There were no similar transactions during the six months ended June 30, 2014.

All Brainerd mill inventory, not included within the sale of the specialty paper business, was sold during the three months ended March 31, 2014, causing liquidation in individual LIFO inventory pools, resulting in pre-tax income of approximately $0.2 million for the six months ending June 30, 2014. Also, in June 2014, we sold a portion of the group of assets held for sale associated with Brainerd and realized proceeds on the sale of $2.6 million. There was no gain or loss recognized on the sale of the assets.

At June 30, 2015 and December 31, 2014, there were $1.0 million and $1.1 million, respectively, in current assets of discontinued operations, comprised primarily of deferred tax assets. Also at June 30, 2015, and December 31, 2014, there were $2.7 million and $2.8 million, respectively, in accrued and other current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

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

WAUSAU PAPER CORP.

August 6, 2015	\s\ SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial and Accounting Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended June 30, 2015

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