Form 10-Q
period 2015-09-30
WAUSAU PAPER CORP.
filed 2015-11-05
CIK 105076

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of common shares outstanding at October 31, 2015 was 50,082,108.

WAUSAU PAPER CORP.

AND SUBSIDIARIES

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Comprehensive Income (Loss), Three Months and Nine Months Ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	1

	Condensed Consolidated Balance Sheets, September 30, 2015 (unaudited) and December 31, 2014 (derived from audited financial statements)	2

	Condensed Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 6.	Exhibits	28

i

PART I.  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(all amounts in thousands, except per share data)	2015	2014	2015	2014

Net sales	$95,446	$95,423	$270,521	$262,144
Cost of sales	76,470	80,013	221,258	226,965
Gross profit	18,976	15,410	49,263	35,179

Selling and administrative	13,540	13,041	32,643	40,966
Operating profit (loss)	5,436	2,369	16,620	(5,787)

Interest expense	(3,258)	(2,894)	(9,774)	(7,473)
Loss on early extinguishment of debt	—	(14,350)	—	(14,350)
Other (expense) income, net	(17)	(14)	(31)	(11)
Earnings (loss) from continuing operations before income taxes	2,161	(14,889)	6,815	(27,621)

Provision (credit) for income taxes	456	(5,734)	2,453	(10,299)
Earnings (loss) from continuing operations	1,705	(9,155)	4,362	(17,322)

Loss from discontinued operations, net of taxes	(105)	(321)	(229)	(882)

Net earnings (loss)	$1,600	$(9,476)	$4,133	$(18,204)

Net earnings (loss) per share - basic and diluted:
Continuing operations	$0.03	$(0.18)	$0.09	$(0.35)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Net earnings (loss)	$0.03	$(0.19)	$0.08	$(0.36)

Weighted average shares outstanding — basic	50,376	50,433	50,383	50,099
Weighted average shares outstanding — diluted	50,378	50,433	50,408	50,099

Other comprehensive income (loss)
Retirement and other post-retirement plans, net of tax of $80 and $(58) for the three months ended September 30, 2015 and 2014, respectively, and $430 and $168 for the nine months ended September 30, 2015 and 2014, respectively	$133	$(96)	$717	$281
Other comprehensive income (loss)	133	(96)	717	281
Comprehensive income (loss)	$1,733	$(9,572)	$4,850	$(17,923)

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
		2014
(all dollar amounts in thousands)	September 30, 2015 (unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$2,811	$2,675
Receivables, net	29,562	23,198
Refundable income taxes	804	1,487
Inventories	27,471	31,824
Spare parts	12,047	11,729
Other current assets	2,438	1,576
Assets of discontinued operations - current	1,044	1,050
Total current assets	76,177	73,539
Property, plant, and equipment, net	277,417	289,840
Deferred income taxes	40,348	43,386
Other assets	54,616	57,097

Total Assets	$448,558	$463,862

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,313	$22,740
Deferred income taxes	12,306	11,844
Accrued and other liabilities	31,599	35,556
Liabilities of discontinued operations - current	2,757	2,791
Total current liabilities	65,975	72,931
Long-term debt	169,579	170,868
Post-retirement benefits	22,966	21,647
Pension	48,554	55,075
Other noncurrent liabilities	11,615	15,829
Total liabilities	318,689	336,350
Stockholders’ equity	129,869	127,512

Total Liabilities and Stockholders’ Equity	$448,558	$463,862

See Notes to Condensed Consolidated Financial Statements.

Wausau Paper Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(all dollar amounts in thousands)	2015	2014
Net earnings (loss)	$4,133	$(18,204)
Provision for depreciation, depletion, and amortization	31,168	30,788
Gain on sale of assets	(698)	(227)
Loss on early extinguishment of debt	—	14,350
Non-cash inventory, spare parts and other writedowns	69	211
Deferred income taxes	2,875	(10,628)
Other non-cash items	2,126	2,588
Changes in operating assets and liabilities
Receivables	(6,412)	3,808
Inventories	4,353	4,957
Other assets	(13,133)	(17,130)
Accounts payable and other	(12,510)	(20,619)
Net cash provided by (used in) operating activities	11,971	(10,106)

Cash flows from investing activities:
Capital expenditures	(6,622)	(12,831)
Proceeds from sale of assets	1,019	7,056

Net cash used in investing activities	(5,603)	(5,775)

Cash flows from financing activities:
Borrowings under credit agreements	11,500	171,500
Payments under credit agreements	(13,227)	(150,437)
Payments of debt issuance costs	—	(3,544)
Payments of premium on early extinguishment of debt	—	(13,833)
Proceeds from stock option exercises	—	1,450
Dividends paid	(4,505)	(4,482)

Net cash (used in) provided by financing activities	(6,232)	654

Net increase (decrease) in cash and cash equivalents	136	(15,227)
Cash and cash equivalents, beginning of period	2,675	19,594

Cash and cash equivalents, end of period	$2,811	$4,367

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

Note 2.                                 New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, ‘‘Revenue from Contracts with Customers.’’ This standard provides companies with a single model for use in accounting for revenue arising from contracts with customers. The core principle of this model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance allows companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. On August 12, 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” which defers the effective date of ASU No. 2014-09, by one year for all entities, the standard is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

On June 19, 2014, the FASB issued ASU No. 2014-12, ‘‘Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.’’ For share-based payments with a performance target that could be achieved after the requisite vesting period, the guidance requires the target be treated as a performance condition under FASB Accounting Standards Codification (“ASC”) Topic 718, ‘‘Compensation — Stock Compensation’’, and, as a result, should not be included in the estimation of the grant-date fair value of the award. Instead, ASU No. 2014-12 requires companies to recognize compensation expense for the award when it becomes probable that the performance target will be achieved. ASU No. 2014-12 is effective for annual periods beginning after December 15, 2015, and may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

On April 7, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted and must be applied retrospectively. On August 16, 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance is effective concurrently with ASU No. 2015-03, and clarifies the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU No. 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

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

On July 22, 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The ASU does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Note 3.                                 Discontinued Operations and Other

We determined that as of June 30, 2013, the sale of our former specialty paper business and the closure of the Brainerd, Minnesota paper mill, met the criteria for discontinued operations presentation as established in FASB ASC Subtopic 205-20, “Discontinued Operations”. The results of operations of the specialty paper business and Brainerd mills have been reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss).  The corresponding assets and liabilities of the discontinued operations have been reclassified in accordance with authoritative literature on discontinued operations.  The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, have not been adjusted to separately disclose cash flows related to discontinued operations.

The sale of the specialty paper business and primarily all related assets and selected liabilities, excluding the Brainerd mill, closed in June 2013. Pre-tax charges related to severance and benefits, contract termination, and other associated restructuring costs totaled $0.1 million and $0.6 million for the three months ended September 30, 2015, and September 30, 2014, respectively.  For the nine months ended September 30, 2015, and 2014, the aforementioned pre-tax closure charges were $1.3 million.

In 2015, land assets related to the specialty paper business of less than $0.1 million, excluded from the June 2013 transaction, were sold. We recognized pre-tax gains of

$0.9 million and generated proceeds of $0.9 million on these transactions during the nine months ended September 30, 2015. There were no similar transactions during the nine months ended September 30, 2014.

The agreement to sell the specialty paper business also includes a provision whereby we would receive a contingent payment from the buyer if certain performance thresholds and other events occur.  At September 30, 2015, no amounts have been recognized related to this provision, as we are not able to determine whether such events will occur.

The Brainerd mill permanently closed in March 2013 and the sales of the related asset group were completed in August 2014. There were no restructuring related impacts in the three or nine months ended September 30, 2015. Pre-tax charges related to severance and benefit continuation costs and other associated restructuring costs recorded for the three and nine months ended September 30, 2014, were $0.3 million and $0.5 million, respectively. These amounts include $0.2 million to writedown the value of assets held for sale. In the nine month period ended September 30, 2014, all Brainerd mill inventory not included within the sale of the specialty paper business was sold during the three months ended March 31, 2014, causing liquidation in individual LIFO inventory pools, resulting in pre-tax income of approximately $0.2 million.

In June 2014, we sold a portion of the group of assets held for sale associated with Brainerd and realized proceeds on the sale of $2.6 million. In August 2014, we sold the remaining group of assets and realized proceeds on the sale of $4.4 million. Total proceeds realized on the sale of the Brainerd assets were $7.0 million for the nine months ending September 30, 2014.  There was a gain of $0.5 million recognized in the three and nine months ended September 30, 2014, on the disposal of the Brainerd asset group.

At September 30, 2015, there were $1.0 million in current assets of discontinued operations, comprised primarily of deferred tax assets. Also at September 30, 2015, there were $2.8 million in accrued and other current liabilities that were primarily related to $2.5 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.  At December 31, 2014, there were $1.1 million in current assets of discontinued operations, comprised primarily of deferred tax assets and land held for sale. Also at December 31, 2014, there were $2.8 million in current liabilities that were primarily related to $2.4 million of contract termination restructuring costs and were classified as discontinued operations in the Condensed Consolidated Balance Sheets.

The following table summarizes certain Condensed Consolidated Statements of Comprehensive Income (Loss) information for discontinued operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2015	2014	2015	2014

Net sales	$—	$49	$—	$428

Loss from discontinued operations before income taxes	(168)	(673)	(367)	(1,871)
Credit for income taxes	(63)	(352)	(138)	(989)
Loss from discontinued operations, net of taxes	$(105)	$(321)	$(229)	$(882)

Net loss per share — basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The following table summarizes the pre-tax restructuring expenses included in loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) associated with the sale of the specialty paper business and closure of Brainerd.

	Three Months Ended September 30,		Nine Months Ended September 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Severance and benefit continuation costs	$—	$37	$—	$208
Other associated costs, net	159	872	1,289	1,536

Total	$159	$909	$1,289	$1,744

Following is a summary of the liabilities for restructuring expenses through September 30, 2015 and 2014, respectively, related to the closure of Brainerd and the sale of the specialty paper business all of which were included in liabilities of discontinued operations:

	December 31,	Reserve/	Payments/	September 30,
(all dollar amounts in thousands)	2014	Provisions	Usage	2015

Contract termination	$2,359	$122	$—	$2,481
Other	40	1,167	(1,207)	—

Total	$2,399	$1,289	$(1,207)	$2,481

	December 31,	Reserve/	Payments/	September 30,
(all dollar amounts in thousands)	2013	Provisions	Usage	2014

Severance and benefit continuation	$434	$208	$(640)	$2
Contract termination	2,901	85	(665)	2,321
Other	33	1,456	(1,492)	(3)

Total	$3,368	$1,749	$(2,797)	$2,320

In addition, the Company is responsible for a contract that expires in 2019 related to our previously closed Groveton, New Hampshire mill. The liabilities presented on the Condensed Consolidated Balance Sheets and credits or charges associated with this contract presented in the Condensed Consolidated Statements of Comprehensive Income (Loss) are recorded in the selling and administration expenses of continuing operations. At September 30, 2015, $1.0 million and $3.6 million were included in current liabilities and noncurrent liabilities, respectively.  In the three months ended September 30, 2015, we have recognized no expense, and made payments related to this contract of approximately $0.1 million. During the first nine months of 2015, we recognized pre-tax expense of $0.2 million, made payments related to this contract of approximately $0.3 million, and recognized pre-tax credits in the amount of $3.9 million due to a contractual rate adjustment and capacity release to a third party.  At December 31, 2014, $1.8 million and $6.8 million were included in current liabilities and noncurrent liabilities, respectively. There were $0.2 million and $0.7 million of associated pre-tax charges within selling and administrative expenses for the three and nine months ended September 30, 2014.  Additionally, during the nine months ended September 30, 2015, we recorded a pre-tax credit in the amount of $3.5 million due to a contractual rate adjustment refund for previous payments. We will continue to make payments related to the contract over the remaining contractual term.

Note 4.                                 Earnings Per Share (“EPS”)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all amounts in thousands, except per share data)	2015	2014	2015	2014

Basic weighted average common shares outstanding	50,376	50,433	50,383	50,099
Dilutive securities:
Stock compensation plans	2	—	25	—

Diluted weighted average common shares outstanding	50,378	50,433	50,408	50,099

Earnings (loss) from continuing operations, net of tax	$1,705	$(9,155)	$4,362	$(17,322)
Loss from discontinued operations, net of tax	(105)	(321)	(229)	(882)

Net Earnings (loss)	$1,600	$(9,476)	$4,133	$(18,204)

Earnings (loss) from continuing operations, net of tax, per share — basic and diluted	$0.03	$(0.18)	$0.09	$(0.35)
Loss from discontinued operations, net of tax, per share — basic and diluted	(0.00)	(0.01)	(0.00)	(0.02)

Net Earnings (loss) per share—basic and diluted*	$0.03	$(0.19)	$0.08	$(0.36)

*Totals may not foot due to rounding differences.

Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2015, stock-based grants for 786,000 and 616,000 shares, respectively, were excluded from the diluted EPS calculation because the shares were antidilutive.  Due to the net loss from continuing operations for the three and nine months ended September 30, 2014, stock-based grants for 1,022,000 shares and 1,151,706 shares, respectively, were excluded from the diluted EPS calculation because the shares were considered to be antidilutive.

Note 5.                                 Receivables

Accounts receivable consisted of the following:

	September 30,	December 31,
(all dollar amounts in thousands)	2015	2014
Trade	$29,527	$22,934
Other	145	364
	29,672	23,298
Less: allowances for doubtful accounts	(110)	(100)

	$29,562	$23,198

Note 6.                                 Inventories

The various components of inventories were as follows:

	September 30,	December 31,
(all dollar amounts in thousands)	2015	2014
Raw materials	$18,799	$17,969
Work in process and finished goods	14,149	20,074
Supplies	2,311	2,189
Inventories at cost	35,259	40,232
Less: LIFO reserve	(7,788)	(8,408)

	$27,471	$31,824

Note 7.                                 Property, Plant, and Equipment

The various components of property, plant, and equipment were as follows:

	September 30,	December 31,
	2015	2014
Property, plant, and equipment
Buildings	$82,260	$82,021
Machinery and equipment	456,689	459,170
	538,949	541,191
Less: accumulated depreciation	(269,412)	(256,173)
Net depreciated value	269,537	285,018
Land	1,697	1,697
Construction in progress	6,183	3,125
	$277,417	$289,840

Depreciation and amortization for the three months ended September 30, 2015 and 2014, was $10.3 million and $10.2 million, respectively.  For the nine months ended September 30, 2015 and 2014, depreciation and amortization was $31.2 million and $30.8 million, respectively.  During the three months ended March 31, 2015, management determined that the estimated salvage value of a particular asset was lower than originally expected. A change in accounting estimate was recognized to reflect this decision, resulting in a decrease in pre-tax earnings of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively.

Note 8.                                 Debt

A summary of long-term debt is as follows:

(all dollar amounts in thousands)	September 30, 2015	December 31, 2014

Secured term loan facility	$172,398	$174,125
Less: unamortized discount	(2,819)	(3,257)
	169,579	170,868
Secured revolving credit facility	—	—
Total long-term debt	$169,579	$170,868

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

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. These secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At September 30, 2015, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at September 30, 2015, was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At September 30, 2015, the applicable margin for LIBOR-based borrowings is 1.50% and, for base rate borrowings is 0.5%. The revolving credit facility is subject to an unused line fee of 37.5 basis points at September 30, 2015.  The interest rate at September 30, 2015, was 1.75%.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable and inventory as of September 30, 2015. At September 30, 2015, the available borrowing base was $40.2 million; issued letters of credit of $2.6 million existed under the revolving credit facility resulting in unused availability of $37.6 million. There were no outstanding borrowings at September 30, 2015 or December 31, 2014.

We have estimated the fair value of our long-term debt in accordance with FASB authoritative guidance.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date.  Fair value information for long-term debt is within Level 2 of the fair value hierarchy and is based on current market interest rates and estimates of current market conditions for instruments with similar terms and maturities.  At September 30, 2015, the estimated fair value of long-term debt for the term loan facility is approximately $185.5 million which compares to the carrying value of $172.4 million.

At September 30, 2015, payments due within the next year on our secured term loan facility have been classified as long-term on our Condensed Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving credit facility.

Note 9.                            Pension and Other Post-retirement Benefit Plans

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2015 and 2014, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2015	2014	2015	2014

Service cost	$184	$147	$34	$46
Interest cost	2,364	2,485	123	99
Expected return on plan assets	(3,291)	(3,094)	—	—
Amortization of:
Prior service cost (benefit)	78	78	(461)	(372)
Actuarial loss (gain)	940	619	(343)	(479)
Settlements	—	61	—	—

Net periodic cost (benefit)	$275	$296	$(647)	$(706)

Inclusive of discontinued operations, the components of net periodic benefit cost recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2015 and 2014, are as follows:

			Other
			Post-retirement
	Pension Benefits		Benefits
	2015	2014	2015	2014

Service cost	$552	$445	$177	$157
Interest cost	7,092	7,688	525	784
Expected return on plan assets	(9,873)	(9,496)	—	—
Amortization of:
Prior service cost (benefit)	232	232	(1,325)	(1,115)
Actuarial loss (gain)	2,821	1,902	(581)	(570)
Settlements	—	61	—	—

Net periodic cost (benefit)	$824	$832	$(1,204)	$(744)

Coincident with the third quarter 2014 refinancing of the Company’s debt obligations described in Note 8, a settlement agreement was entered into with the Pension Benefit Guaranty Corporation (the “PBGC”) with respect to the Company’s unfunded defined benefit pension obligations. Under the agreement, the Company agreed to grant a lien on substantially all of its assets to the PBGC that is junior and subordinate to the lien security interest on assets pledged under the secured term loan and revolving credit agreement. The Company also agreed to make contributions in excess of minimum funding requirements of up to $36 million to its defined benefit pension plans through 2018. As of September 30, 2015, total contributions under this agreement of $13.9 million have been made to date.

We previously disclosed in our Notes to Consolidated Financial Statements for the year ended December 31, 2014, that we anticipate making contributions of approximately $10.8 million directly to our defined benefit pension and retirement plans as a result of minimum funding requirements in 2015.  Included in that contribution amount is $8.5 million required by the settlement agreement with the PBGC.  As of September 30, 2015, we have made payments of approximately $7.8 million to our pension plans (including $6.4 million required by the settlement agreement with the PBGC).  In addition, we expect to contribute approximately $1.1 million, net of subsidy reimbursements, directly to other post-retirement plans in 2015.  As of September 30, 2015, we have contributed approximately $0.8 million, net of subsidy reimbursements, to our other post-retirement plans.

Note 10.                          Share-Based Compensation

We account for share-based compensation pursuant to the provisions of FASB ASC Subtopic 718-10.

Stock Options, Restricted Stock Awards, and Performance Units

For the nine months ended September 30, 2015, as part of compensation for our directors and certain employees of Wausau Paper, we granted 354,346 awards of performance units.  Of the awards granted, 36,918 performance units were granted to directors. The grants to certain employees were comprised of 317,428 performance units with vesting contingent on (1) achieving certain EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) profit levels and (2) completion of a service requirement.

Share-based compensation expense was $0.2 million and $1.0 million for the three and nine month periods ended September 30, 2015, respectively.

We recognize compensation expense on grants of stock options, and performance unit share-based compensation awards on a straight-line basis over the requisite service period of each award.  Forfeiture rates are estimated based upon our historical experience for each grant type.  As of September 30, 2015, total unrecognized compensation cost, net of estimated forfeitures, related to share-based compensation awards was approximately $1.0 million, which we expect to recognize over a weighted average period of approximately 1.3 years.

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

Including the share-based compensation expense recognized for the change in control event, total share-based compensation expense was $0.1 million and $2.4 million for the three and nine month periods ended September 30, 2014, respectively.

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

For the three and nine months ended September 30, 2015 and 2014, the changes in accumulated other comprehensive loss, net of tax, were as follows:

(all dollar amounts in thousands)

Balance at December 31, 2014	$(43,975)
Amounts reclassified from other comprehensive loss	292
Balance at March 31, 2015	(43,683)
Amounts reclassified from other comprehensive loss	292
Balance at June 30, 2015	(43,391)
Amounts reclassified from other comprehensive loss	133
Balance at September 30, 2015	$(43,258)

Balance at December 31, 2013	$(27,220)
Amounts reclassified from other comprehensive loss	189
Balance at March 31, 2014	(27,031)
Amounts reclassified from other comprehensive loss	188
Balance at June 30, 2014	(26,843)
Amounts reclassified from other comprehensive loss	(96)
Balance at September 30, 2014	$(26,939)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the three months ended September 30, 2015 and 2014:

(all dollar amounts in thousands)	September 30, 2015	September 30, 2014

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(383)	$(294)
Amortization of actuarial gains, net	596	140
Reclassification before tax	213	(154)
Tax provision	80	(58)
Reclassifications for the period, net of tax	$133	$(96)

Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss):
Cost of sales	$(71)	$(227)
Selling and administrative	284	73
Reclassification before tax	213	(154)
Tax provision	80	(58)
Reclassifications for the period, net of tax	$133	$(96)

Following are details of the amounts reclassified out of accumulated other comprehensive loss during the nine months ended September 30, 2015 and 2014:

(all dollar amounts in thousands)	September 30, 2015	September 30, 2014

Pension and other post-retirement benefit obligation changes:
Amortization of prior service cost, net	$(1,093)	$(883)
Amortization of actuarial gains, net	2,240	1,332
Reclassification before tax	1,147	449
Tax provision	430	168
Reclassifications for the period, net of tax	$717	$281

Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss):
Cost of sales	$(227)	$(496)
Selling and administrative	1,374	945
Reclassification before tax	1,147	449
Tax provision	430	168
Reclassifications for the period, net of tax	$717	$281

Note 12.                          Income Taxes

Our normalized tax rate for 2015 is expected to be approximately 39%.

Under the provisions of FASB ASC Subtopic 740-10 “Income Taxes”, the benefits of tax losses and credits are recognized as deferred tax assets, subject to appropriate valuation allowances. At September 30, 2015, we had federal and state net operating loss carryovers of $134.4 million and $236.2 million, respectively.  At September 30, 2015, we also had federal and state tax credit carryovers of $12.9 million and $17.9 million, respectively.  These loss and credit carryovers may be used to reduce future federal and state income tax liabilities. If not utilized, the carryover amounts will begin to expire in 2015.

Note 13.                          Subsequent Events

On October 12, 2015, we entered into an Agreement and Plan of Merger with SCA Americas Inc. (SCA). SCA will acquire us for $10.25 per share or $513 million, subject to Wausau Paper Corp. shareholder approval, and required regulatory clearances. While we anticipate finalization of the transaction in the first quarter of 2016, there can be no certainty or assurance about the timing, specific elements, or completion of a transaction.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, the changes in our financial condition, and our results of operations.  The following discussion of the financial condition and results of operations of Wausau Paper Corp. exclude the results of discontinued operations unless otherwise indicated and should be read together with the condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, including the notes thereto, included elsewhere in this report, and the audited consolidated annual financial statements as of and for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K. All items discussed exclude discontinued operations unless specifically stated.

Operations Review

In the third quarter of 2014, we announced our intentions to undertake a thorough review of all significant elements of our business to accelerate financial results improvement, collectively, our Margin Enhancement Initiative.  In the three and nine months ended September 30, 2015, this effort has contributed year over year earnings improvement in all major areas including paper making, converting, product strategy, administration, warehousing and distribution.

The quarter ended September 30, 2015, showed significant gross profit improvement compared to the same period of the prior year.  This improvement was driven by volume growth, and improved strategic product sales, that is, those products sold in conjunction with proprietary dispensing systems or produced from premium substrates; partially offset by unfavorable Canadian exchange rate fluctuations.

The nine months ended September 30, 2015, also showed solid gross profit improvement compared to the same period of the prior year.  Volume growth, strategic product mix, pricing and operational performance improvement in converting and paper making all contributed to the higher gross profit margins; more than offsetting unfavorable impacts from Canadian exchange rates.

Overview

	Three Months		Nine Months
(all dollar amounts in thousands, except	Ended September 30,		Ended September 30,
per share data)	2015	2014	2015	2014

Earnings (loss) from continuing operations	$1,705	$(9,155)	$4,362	$(17,322)
Earnings (loss) from continuing operations per share — basic and diluted	$0.03	$(0.18)	$0.09	$(0.35)

For the third quarter of 2015, we reported net earnings of $1.7 million, or $0.03 per share, compared to prior-year loss of $9.2 million, or $0.18 per share. For the nine months ended

September 30, 2015, we reported net earnings of $4.4 million, or $0.09 per share, compared to a prior-year net loss of $17.3 million, or $0.35 per share.

Net Sales and Gross Profit on Sales

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Net sales	$95,446	$95,423	$270,521	$262,144
Tons sold	47,301	48,391	135,300	136,469
Cases shipped (in thousands)	4,606	4,532	13,152	12,722
Gross profit on sales	$18,976	$15,410	$49,263	$35,179
Gross profit margin	20%	16%	18%	13%

Net sales in the third quarter of 2015 were similar to the prior year’s third quarter at $95.4 million. Shipment volume, as measured in cases shipped, increased more than 1 percent in the third quarter of 2015 compared to the same period in 2014, while average net selling price per case declined slightly, primarily due to unfavorable Canadian exchange rate fluctuations on volume shipped to Canadian customers.

Gross profit margin increased 4 percentage points in the third quarter of 2015 compared to the same quarter a year ago as a result of an improvement in the volume and mix of cases shipped, as well as improvement in all aspects of operations-including manufacturing, converting, warehousing and logistics. The current quarter included outage costs at our Harrodsburg, Kentucky facility of $0.6 million while the prior year third quarter included a major planned maintenance outage at our Middletown, Ohio facility with charges of $1.7 million.

For the first nine months of 2015, net sales increased approximately 3 percent, as compared to the same period of 2014. The improvement in net sales was almost completely driven by increased case shipment volume of over 3 percent in the first nine months of 2015 compared to the first nine months of 2014. Average net selling price decreased from the prior year, as unfavorable Canadian exchange rate fluctuations more than offset the favorable impact of the 2014 price increase.

Year-over-year, for the nine month period, gross profit margin increased approximately 5 percent.  The margin increase was driven by improved product mix and the previously mentioned volume growth.  Additionally, lower energy prices reduced cost on natural gas, electricity and customer outbound freight.  Finally, execution on our Margin Enhancement Initiatives led to manufacturing cost improvements in converting and paper making that contributed significantly to the gross profit margin improvement.

	September 30,
Order Backlogs	2015	2014

Order backlogs in tons:	3,600	3,700

Backlog tons at September 30, 2015, represent approximately $8.9 million in sales compared to approximately $9.0 million in sales at September 30, 2014.  The entire backlog at September 30, 2015, is expected to be shipped during the remainder of 2015.

Selling and Administrative Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Selling and administrative expense	$13,540	$13,041	$32,643	$40,966
As a percent of net sales	14%	14%	12%	16%

Selling and administrative expenses in the third quarter of 2015 were $13.5 million compared to $13.0 million in the same period of 2014. During the three months ended September 30, 2015, we incurred pre-tax expenses of $1.1 million related to a review of various strategic alternatives for the Company. During the three months ended September 30, 2014, we incurred pre-tax expenses of $1.2 million in a proxy related settlement charge and $0.4 million in other recurring proxy charges.

Selling and administrative expenses for the nine months ended September 30, 2015, were $32.3 million compared to $41.0 million in the same period of 2014. During the nine months ended September 30, 2015, we incurred pre-tax expenses of $1.1 million related to a strategic alternatives review and we realized a credit $7.4 million associated with a rate case adjustment and capacity release on a contract obligation for a former manufacturing facility. See Note 3, “Discontinued Operations and Other” to the Condensed Consolidated Financial Statements for additional discussion of this contract. Selling and administrative expenses for, the nine months ended September 30, 2014, include a pre-tax charge of $3.1 million, related to severance costs and the acceleration of vesting under change in control provisions contained within the Company’s equity and incentive compensation plans due to the leadership transition changes announced during the second quarter. In addition, we incurred pre-tax expenses of $1.2 million in a proxy-related settlement charge and $2.1 million in other recurring proxy-related charges.

Excluding items identified above, selling and administrative expenses for the three and nine months ended September 30, 2015, increased by approximately $1.0 million and $4.3 million, respectively, over the corresponding previous periods primarily due to modifications to our management incentive programs, depreciation, insurance, legal expenses, and salaries and fringes over the corresponding previous period.

Interest Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Interest expense	$3,258	$2,894	$9,774	$7,473

Interest expense in the third quarter of 2015 was $3.3 million compared to interest expense of $2.9 million in the third quarter of 2014.  For the first nine months of 2015, interest expense increased to $9.8 million from $7.5 million recorded during the same period in 2014.  The increase in interest expense in the year-over-year comparison is due to higher interest rates, a higher average outstanding balance of debt and the amortization of original interest discount on our secured term loan facility since the July 30, 2014 debt refinancing as discussed in Note 8, “Debt” to the Condensed Consolidated Financial Statements.

Total debt was $169.6 million (gross debt of $172.4 million less unamortized discount of $2.8 million) at September 30, 2015, $170.9 million (gross debt of $174.1 million less unamortized discount of $3.3 million) at December 31, 2014 and $171.2 million (gross debt of $174.6 million less unamortized discount of $3.4 million) at September 30, 2014, and $150.0 million at December 31, 2013.

Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(all dollar amounts in thousands)	2015	2014	2015	2014

Provision (credit) for income taxes from continuing operations	$456	$(5,734)	$2,453	$(10,299)
Effective tax rate	21%	39%	36%	37%

Our normalized tax rate for 2015 is expected to be at approximately 39%. The decreased effective tax rate for the three and nine months ended September 30, 2015, relates to a partial release of our tax contingency reserve.

Liquidity and Capital Resources

The liquidity and capital resources discussion below includes discontinued operations for all periods reported.

Cash Flows and Capital Expenditures

	Nine months ended September 30,
(all dollar amounts in thousands)	2015	2014

Net cash provided by (used in) operating activities	$11,971	$(10,106)
Capital expenditures	(6,622)	(12,831)

Net cash provided by operating activities includes discontinued operations and was $12.0 million for the nine months ended September 30, 2015, compared to cash used in operating activities of $10.1 million during the same period in 2014.  The increase in cash provided by operating activities is primarily due to the increase in pre-tax earnings.

Capital spending for the first nine months of 2015 was $6.6 million compared to $12.8 million during the first nine months of 2014.  The decrease in capital expenditures in the first nine months of 2015 as compared to the same period in 2014 is primarily due to having fewer major projects in process.  Total capital spending for the full year of 2015 is expected to be approximately $10.0 million.

Debt and Equity

	September 30,	December 31,
(all dollar amounts in thousands)	2015	2014

Total debt	$169,579	$170,868
Stockholders’ equity	129,869	127,512
Total capitalization	299,448	298,380
Long-term debt/capitalization ratio	57%	57%

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

The $50 million secured revolving credit facility matures in July 2019 and the $175 million term loan facility has a final maturity of July 2020. These secured debt agreements contain various restrictive covenants, including fixed charge coverage ratios in the case of the secured revolving credit facility and leverage ratios in the case of the term loan facility, and contain restrictions on dividends and other restricted payments.  Both agreements are secured by substantially all of the assets of the Company. At September 30, 2015, we were in compliance with all required covenants.

The $175 million secured term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due at maturity. In addition to the annual amortization, the secured term loan is subject to mandatory prepayments subject to excess cash flow requirements. The annual interest rate is based on LIBOR, subject to a 1% floor, plus 5.5%, or at the option of the Company, a base rate as defined in the agreement, plus 4.5%.  The interest rate at September 30, 2015, was 6.5%.

Borrowings under the $50 million secured revolving credit facility bear interest at a rate equal to LIBOR or a base rate plus an applicable margin determined on the first day of the calendar month following each fiscal quarter end. At September 30, 2015, the applicable margin for LIBOR-based borrowings is 1.50% and, for base rate borrowings is 0.50%. The revolving credit facility is subject to an unused line fee of 37.5 basis points at September 30, 2015.  The interest rate at September 30, 2015, was 1.75%.

Availability under the $50 million secured revolving credit facility is subject to customary conditions and is limited by the Company’s borrowing base determined by the amount of accounts receivable and inventory as of September 30, 2015. At September 30, 2015, the available borrowing base was $40.2 million; issued letters of credit of $2.6 million existed under the revolving credit facility resulting in unused availability of $37.6 million. There were no outstanding borrowings at September 30, 2015 or December 31, 2014.

At September 30, 2015, payments due within the next year on our secured term loan facility have been classified as long-term on our Consolidated Balance Sheets as we have the ability and intent to refinance these payments under our revolving-credit agreement.

We currently expect that our cash balance, cash provided by operations, and the liquidity provided by our current credit facilities will be sufficient to meet our cash flow needs during the next twelve months.

At September 30, 2015, there were approximately 2.0 million shares available for repurchase through an authorization approved by our Board of Directors in 2008.  There were no repurchases during the first nine months of 2015 or 2014.  Repurchases may be made from time to time in the open market or through privately negotiated transactions.

Dividends

On December 15, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on February 17, 2015, to shareholders of record on February 2, 2015.  On May 13, 2015, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid on June 15, 2015 to shareholders of record on June 1, 2015.  On June 18, 2015, the Board of Directors declared a quarterly cash dividend of $0.03 per common share.  The dividend was paid August 17, 2015 to shareholders of record on August 3, 2015.

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

Additional risk considerations due to the announced merger plan, as detailed in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements, include the following:

•                                  the risk that the conditions to the closing of the proposed transaction are not satisfied (including a failure of our shareholders to approve, on a timely basis or otherwise, the merger agreement and the risk that regulatory approvals required for the merger are not obtained, on a timely basis or otherwise, or are obtained subject to conditions that are not anticipated);

•                                  litigation relating to the merger;

•                                  uncertainties as to the timing of the consummation of the merger and the ability to consummate the merger;

•                                  risks that the proposed transaction disrupts our current plans and operations;

•                                  our ability to retain and hire key personnel;

•                                  competitive responses to the merger;

•                                  limitations placed on our ability to operate the business by the merger agreement;

•                                  unexpected costs, charges or expenses resulting from completing the conditions to the closing of the proposed transaction;

•                                  potential adverse reactions or changes to business relationships resulting from the announcement or consummation of the merger; and

•                                  legislative, regulatory and economic developments.

In addition to risks described above, we are subject to other risks, uncertainties, and assumptions as described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and from time to time in our other filings with the Securities and Exchange Commission after the date of such annual report.  We assume no obligation, and do not intend, to update these forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, this report should be considered in light of the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results of operations. Additional risk considerations due to the announced merger plan, as detailed in Note 13, “Subsequent Events” to the Condensed Consolidated Financial Statements, include the following:

•                                  the risk that the conditions to the closing of the proposed transaction are not satisfied (including a failure of our shareholders to approve, on a timely basis or otherwise, the merger agreement and the risk that regulatory approvals required for the merger are not obtained, on a timely basis or otherwise, or are obtained subject to conditions that are not anticipated);

•                                  litigation relating to the merger;

•                                  uncertainties as to the timing of the consummation of the merger and the ability to consummate the merger;

•                                  risks that the proposed transaction disrupts our current plans and operations;

•                                  our ability to retain and hire key personnel;

•                                  competitive responses to the merger;

•                                  limitations placed on our ability to operate the business by the merger agreement;

•                                  unexpected costs, charges or expenses resulting from completing the conditions to the closing of the proposed transaction;

•                                  potential adverse reactions or changes to business relationships resulting from the announcement or consummation of the merger; and

•                                  legislative, regulatory and economic developments.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing Wausau Paper.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

WAUSAU PAPER CORP.

November 5, 2015	\s\ SHERRI L. LEMMER
Sherri L. Lemmer
Senior Vice President and Chief Financial Officer

(On behalf of the Registrant and as
Principal Financial and Accounting Officer)

EXHIBIT INDEX

to

FORM 10-Q

of

WAUSAU PAPER CORP.

for the quarterly period ended September 30, 2015

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